Form 10QSB
period 1999-03-31
CITIZENS FIRST CORP
filed 1999-05-17
CIK 1073475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


                   Quarterly Report Under Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

                 For the quarterly period ended March 31,1999
                          Commission File Number 67435


                           CITIZENS FIRST CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)





                   Kentucky                              61-0912615
        (State or other jurisdiction of     (IRS Employer Identification No.)
         incorporation or organization)


               1805 Campbell Lane, Bowling Green, Kentucky 42101
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (502)393-0737


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 17, 1999: 643,053 shares.

Transitional Small Disclosure Format (check one):   Yes__   No X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements (Unaudited)                       4-8

         ITEM 2. Management's Discussion and Analysis or               9-11
                  Plan of Operation

PART II.  OTHER INFORMATION

         ITEM 1. Legal Proceedings                                       12

         ITEM 4. Submission of Matters to a Vote of Security Holders     12

         ITEM 6. Exhibits and Reports on Form 8-K                        12

                         Part I - Financial Information


Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited)
                                            March 31,    December 31,
                                              1999           1998
Assets
Cash and due from banks ..............   $   335,338   $    16,817
Interest-bearing deposits with banks .       394,514          --
Federal funds sold ...................     5,900,000          --
Securities available for sale
(amortized cost of $1,156,913 as
of March 31,1999;$230,585 as of
December 31, 1998)                          1,781,186     1,490,332
Loans, net of unearned income ........     2,518,649          --
Less allowance for loan losses .......        25,000          --
                                         -----------   -----------
Net loans ............................     2,493,649          --
Premises and equipment, net ..........     1,736,026     1,088,235
Other assets .........................       172,710        94,022
                                         -----------   -----------
Total assets .........................   $12,813,423   $ 2,689,406
                                         ===========   ===========


Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing .................   $   664,072   $      --
Interest bearing .....................     3,557,355          --
                                         -----------   -----------
Total deposits .......................     4,221,427          --
Other short-term borrowings ..........          --         995,000
Other liabilities ....................       654,222       969,364
                                         -----------   -----------

Total liabilities ....................     4,875,649     1,964,364
Shareholders' equity:
Preferred stock, Authorized 500 shares;
issued and outstanding
0 and 0, respectively ................          --            --
Common stock, no par value
Authorized 1,000,000 shares;
issued and outstanding
643,053 and 106,386, respectively ....          --            --
Additional paid-in capital ...........     7,357,477        20,542
Retained earnings ....................       168,532      (126,933)
Accumulated other comprehensive income       411,765       831,433
                                          -----------  -----------

Total shareholders' equity ...........     7,937,774       725,042
                                          -----------  -----------

Total liabilities
and shareholders' equity .............   $12,813,423   $ 2,689,406
                                         ===========   ===========
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

For the three months ended March 31        1999       1998

Interest income
  Loans, including fees ..............   $ 11,485   $ --
  Federal funds sold .................     35,078     --
  Securities available for sale ......      6,166    7,306
  Interest-bearing deposits with banks      1,847     --
                                          -------   ------
Total interest income ..............       54,576    7,306

Interest expense
  Deposits ...........................      8,028     --
  Other short-term borrowings ........     11,892     --
                                          -------   ------
Total interest expense .............       19,920     --
                                          -------   ------
Net interest income ................       34,656    7,306
Provision for loan losses ..........       25,000     --
Net interest income after
provision for loan losses ..........        9,656    7,306
Non-interest income
  Service charges on deposit accounts         350     --
  Gains (losses) on sales of
  securities available for sale, net      743,706     --
  Other ..............................      1,467     --
                                          -------   ------
Total non-interest income ..........      745,523     --
Non-interest expenses
  Compensation and benefits ..........    254,611     --
  Net occupancy expense ..............     31,348     --
  Furniture and equipment expense ....     29,834     --
  Professional fees ..................     20,191     --
  Postage, printing & supplies .......     29,480     --
  Processing fees ....................     13,312     --
  Advertising ........................     40,480     --
  Other ..............................     40,459     --
                                          -------   ------
Total non-interest expenses ........      459,715     --
                                          -------   ------
Income before income taxes .........      295,464    7,306
Income tax expense .................         --       --

Net income .........................     $295,464   $7,306
                                          =======  =======

Diluted earnings per share .........    $    0.83   $ 0.07
Basic earnings per share ...........    $    0.83   $ 0.07

See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the three months ended March 31                   1999           1998

Balance, January 1 ............................   $   725,042    $   887,586
  Net income ..................................       295,464          7,306
  Other comprehensive income (loss), net of tax      (419,667)       189,736
  Issuance of common stock ....................     7,336,935           --
                                                  -----------    -----------
Balance at end of period ......................   $ 7,937,774    $ 1,084,628
                                                  ===========    ===========
See accompanying notes to consolidated financial statements.

 Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the three months ended March 31                  1999          1998


Net income .....................................   $ 295,464    $   7,306
Other comprehensive income, (loss) net of tax:
  Unrealized holding gains on
  available for sale
  securities arising during the period .........      71,178      189,736
  Reclassification adjustment for gains
  on securities included in net income .........    (490,845)         --
                                                   ---------    ---------
Total other comprehensive income (loss)
  Net of tax ...................................        --        189,736
                                                   ---------    ---------
Comprehensive income (loss).....................  $ (124,203)   $ 197,042
                                                   =========    =========
See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31                   1999           1998

Cash flows from operating activities:
Net income ..................................   $    295,464    $   7,306
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses ...................         25,000         --
Gain on sales of securities available for sale      (743,706)        --
Depreciation and amortization of fixed assets         22,732         --
Increase in accrued interest receivable .....        (10,250)        --
Increase in other assets ....................        (68,438)        --
Increase in accrued interest payable ........          5,439         --
Decrease in other liabilities ......                (104,774)      (9,000)
                                                    ---------    ---------
Net cash used in operating  activities ......       (578,533)      (1,694)

Cash flows from investing activities:
Net increase in interest-bearing
  deposits with banks .......................       (394,514)        --
Net increase in federal funds sold ..........     (5,900,000)        --
Proceeds from sale of securities
  available for sale ........................        817,378         --
Purchase of securities available for sale ...     (1,000,000)     (38,277)
Net increase in loans .......................     (2,518,649)        --
Purchases of premises and equipment .........       (670,523)        --
                                                   ---------    ---------
Net cash used in investing activities .......     (9,666,308)     (38,277)

Cash flows from financing activities:
Net increase in deposits ....................      4,221,427         --
Repayment of short-term borrowings ..........       (995,000)        --
Proceeds from issuance of common stock ......      7,336,935         --
                                                   ---------    ---------
Net cash provided by financing activities ...     10,563,362         --
                                                   ---------    ---------
Net increase (decrease ) in cash
  and cash equivalents ......................        318,521      (39,971)
Cash and cash equivalents at
  beginning of year .........................         16,817      108,484
                                                   ---------    ---------
Cash and cash equivalents at
  end of period .............................   $    335,338    $  68,513
                                                   =========    =========


See accompanying notes to consolidated financial statements.

          Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The   accounting   and  reporting   policies  of  Citizens   First
         Corporation(the "Company") and its subsidiary Citizens First Bank, Inc.(the "Bank") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Citizens First Corporation and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements

              The financial information presented has been prepared from the books and records of the Company and are not audited. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements.

              In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

         (2) Stock split
              On February 5, 1999 the Company's Board of Directors declared a stock split of 1.043 to 1. All of the per share calculations and amounts of outstanding shares included herein for all periods presented have been restated to give retroactive effect to the stock split.

         Item 2. Management's Discussion and Analysis or Plan of Operation

         General

                  Citizens First Corporation was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, Citizens First Bank, Inc.(the "Bank"). On February 17, 1999 the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999. Because the Company historically operated as an investment company, there are no comparable revenues from operations in prior fiscal years.

                  The Company, through the Bank, is now involved in the banking business. This process includes attracting deposits and converting the deposits into loans and investments. The Company's primary source of cash requirements are expected to be met by the anticipated growth of customers deposits, and through the sale of investment securities. Other than these two sources, the Company does not anticipate the need to raise additional funds in the next twelve months. Property and equipment needed for the operation of the Bank had been purchased by March 31,1999, and no additional significant purchases or sales of plant and equipment are planned. The Company and Bank are fully staffed at March 31,1999, and no significant changes in the number of employees are planned.

                  The Company follows a corporate strategy which focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.


         Results of Operations
                  The Company reported net income of $295,464 for the three months ended March 31, 1999. This includes the gain on the sale of marketable securities of $743,706. Excluding the gain, the net loss from operations for the three months ended March 31, 1999, was $448,242. During the same period in 1998, the Company had net income of $7,306. On a diluted per share basis net income for the three month periods ended March 31, 1999 and 1998 was $0.83 and $0.07 respectively. Excluding the gain on sale of securities, the diluted per share basis of net income would have been $(1.26).for the three months ended March 31, 1999.

         Net Interest Income
                  Net interest  income was $31,939 in the first quarter of 1999.
         Interest income of $54,576 includes $11,485 income on loans and $43,091
         income   on   investment   securities,   federal   funds  sold,  and
         interest-bearing deposits with banks. Cash available from the initial capitalization of the Bank was invested in short-term assets, primarily federal funds sold, in anticipation of loan demand. Interest expense of $19,920 includes interest on deposits of $8,028, as well as $11,892 of interest paid on short-term borrowings. The short-term borrowings were needed to finance pre-opening expenses and purchases of property and equipment, and were repaid at the time the Bank was capitalized.

         Non-interest Income
                  Non-interest income for the first quarter of 1999 included a gain on the sale of investment securities of $743,706. These investments were sold in part so that additional capital would be available to be contributed to the Bank, in order to meet minimum capital requirements of the Federal Deposit Insurance Corporation. At December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies. The partial sale of these securities reduced the Company's exposure to loss.

         Non-interest expense
                  Expenses in the first quarter included $254,611 for compensation and benefits. Compensation includes the expense associated with a full Bank staff for most of the first quarter, despite the bank not opening until February 18, 1999. Advertising costs of $40,480 reflect the special promotions associated with the grand openings of the Bank's main office and the branch, both in the first quarter of 1999. Other non interest expenses included occupancy and furniture and fixtures expenses of $61,182; postage, printing and supplies of $29,480; professional fees of $20,191; processing fees of $13,312; and other expenses totaling $40,459.

         Income Taxes
                 Expected income tax expense was offset by a reduction of the valuation allowance of the deferred tax asset. The Company has a net operating loss carryforward from 1998. A valuation allowance was established against this deferred tax asset as management does not believe it is more likely than not the Company will realize the benefit of this asset based on the projections of future taxable income.


         Balance Sheet Review
         Overview
                  Total assets at March 31, 1999 were $12,813,423, up from $2,689,406 at December 31, 1998. The increase in total assets is due to the change in the Company from an investment club to a bank holding company, and the related initial public offering on February 17, 1999 of 536,667 shares of Company stock in exchange for $7,336,935.

         Loans
                  The loan portfolio was $2,493,649 at March 31, 1999. The funding for this loan growth came from the proceeds of the capital raised in the initial public offering of the Company.

         Allowance for Loan Losses
                  The provision for loan losses was $25,000 (1.00% of period end loans) for the first quarter of 1999. No loans have been charged off since the Bank began operation on February 18, 1999, and no impaired loans have been identified. The provision for losses on loans is being established to provide for losses inherent in the banking industry and reflects management's evaluation of the risk in the loan portfolio


         Securities Available for Sale
                  The Company continues to own $781,936 of investment securities which it purchased at the time it was an investment club. These securities will be liquidated as needed to provide additional capital to be contributed to the Bank, and to cover the Company's cash needs in lieu of receiving dividends from the Bank. The Bank owns treasury and government agency securities with a value of $999,250 as of March 31, 1999.

         Deposits
                  Total deposits at March 31, 1999, were $4,221,427. Interest bearing deposits were $3,557,355, or 84% of total deposits.


         Capital Resources and Liquidity
                  The Bank was capitalized through a capital contribution from The Company of $7,600,000. The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of March 31, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:


                                                              March 31,
                                                               1999

         Tier 1 risk based ...........                        72.87%
              Regulatory minimum .....                         4.00
              Well-capitalized minimum                         6.00
         Total risk based ............                        73.12
              Regulatory minimum .....                         8.00
              Well-capitalized minimum                        10.00
         Leverage ....................                        60.69
              Regulatory minimum .....                         3.00
              Well-capitalized minimum                         5.00



                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. The Company's principal sources of funds were the proceeds from the initial public offering in the first quarter of 1999, and the principal sources going forward will be the deposits, repayment of loans, and funds from Bank operations. During the first quarter of 1998, the Company was not active in the banking business, and the only source of funds were the dividends received on investment securities.



         Year 2000 and the Company's State of Readiness

                  The Company is exposed to potential future losses, including litigation, due to the business interruption or errors, which could result if any of its computer systems are not modified to ensure that dates beginning in January 2000 are not misread by the system as January 1900. The Company has been proactive in regard to the possible consequences that the change to the new millennium will have on computers and other operations. The Company has completed a significant portion of the testing phase of its Year 2000 program, and the remaining testing is scheduled to be completed by mid-1999. Because the majority of the systems and operations were not in place until late 1998 and early 1999, the Company was able to evaluate the Year 2000 status of all of its systems prior to their actual purchase. In addition, the Company's contingency plan will be finalized by June 30, 1999.

         Forward-Looking Statements

                  This report contains certain forward-looking statements either expressed or implied, which are provided to assist the reader in making judgements about the Company's possible future financial performance.
         Such  statements  are  subject  to  certain  risks  and   uncertainties
         including without limitation changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market, competition and unexpected contingencies relating to Year 2000 compliance that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                           Part II- Other Information

Item 1. Legal Proceedings
        In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders
        The annual meeting of Shareholders of Citizens First Corporation was held January 6, 1999, at 1805 Campbell Lane, Bowling Green, Kentucky, to elect the Board of Directors of the Company. The following individuals were re-elected to the Board of Directors of the Company for a term of one year. Each was elected by a unamimous vote of the Shareholders.
               Jerry Baker
               Billy Bell
               Mary Cohron
               Floyd Ellis, Chairman
               James Lucas
               Joe Natcher
               John Perkins



Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
           The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.
       (b) Reports on Form 8-K
           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CITIZENS FIRST CORPORATION



Date:  May 17,1999                            /s/ Mary D. Cohron
                                                  Mary D.Cohron
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: May 17,1999                             /s/ Gregg A. Hall
                                                  Gregg A. Hall
                                                  Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                    Exhibits

   3.1 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd. (now Citizens First Corporation) (incorporated by reference to Exhibit 3.1 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   3.3 Articles of Amendment to Articles of Restatement and Amendment to Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   4 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd.(now Citizens First Corporation) (incorporated by reference to Exhibit 4 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   5 Opinion of Stoll, Keenon & Park, LLP as to the validity of the shares of Citizens First Corporation Common Stock being registered (incorporated by reference to Exhibit 5 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  10.1 Employment Agreement between Citizens First Corporation and Mary D. Cohron (incorporated by reference to Exhibit 10.1 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  10.2 First Amendment to Employment Agreement between Citizens First Corporation and Mary D.Cohron (incorporated by reference to Exhibit 10.2 of the corporation's Registration Statement on Form SB-2
        [No. 333-67435]).

  10.3 Employment Agreement between Citizens First Corporation and John T. Perkins (incorporated by reference to Exhibit 10.3 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  10.4 Employment Agreement between Citizens First Corporation and Gregg A. Hall (incorporated by reference to Exhibit 10.4 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  10.5 Bank Contract for Electronic Data Processing Services and Customerfile System between Fiserv Bowling Green and Citizens First Bank (incorporated by reference to Exhibit 10.5 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  10.6 Promissory Note secured by Real Estate Mortgage and Security Agreement and Stock Pledge (issued by Citizens First Corporation for benefit of First Security Bank of Lexington)(incorporated by reference to Exhibit
        10.6 of the corporation's Registration Statement on Form SB-2
        [No. 333-67435]).

  10.7 Deed of Conveyance from David A. and Karla N. Dozer to Citizens First Corporation (incorporated by reference to Exhibit
        10.7 of the corporation's Registration Statement on Form SB-2
        [No. 333-67435]).

  10.8 Security Agreement and Stock Pledge between Citizens First Corporation and First Security Bank of Lexington (incorporated by reference to Exhibit 10.8 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  10.9 Mortgage from Citizens First Corporation to First Security Bank of Lexington (incorporated by reference to
        Exhibit 10.9 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

 10.10 Commercial Line of Credit Agreement and Note between Citizens First Corporation and First Security Bank of Lexington (incorporated by reference to Exhibit 10.10 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

 10.11 Assignment of Securities Account by Citizens First Corporation (incorporated by reference to Exhibit 10.11 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

 10.12 Employment Agreement between Citizens First Corporation and Barry D. Bray (incorporated by reference to Exhibit 10.12 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

 10.13 Consulting Agreement between Citizens First Corporation and The Carpenter Group (incorporated by reference to Exhibit 10.13 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

 10.14 Lease Agreement between Citizens First Corporation and Midtown Plaza, Inc. (incorporated by reference to Exhibit 10.14 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   11   Statement re: Computation of per share earnings


 23.1   Consent of KPMG Peat Marwick LLP (incorporated by reference to Exhibit
        23.1 of the corporation's Registration Statement on Form SB-2
        [No. 333-67435]).

 23.2 Consent of Stoll, Keenon & Park, LLP(included in Exhibit 5)(incorporated by reference to Exhibit 23.2 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   24 Power of attorney from officers and directors of the Company (incorporated by reference to Exhibit 24 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

   27 Financial Data Schedule for the quarter ended March 31, 1999 (for SEC use only)