Form 10KSB
period 1998-12-31
CITIZENS FIRST CORP
filed 1999-06-03
CIK 1073475

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB

X Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998(Financial Statements only)


___      Transition report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
         For the transition period from _______ to _________
                          Commission File Number 333-67435

                           CITIZENS FIRST CORPORATION
        (Exact name of Small Business Issuer as specified in its charter)

                     Kentucky                                 61-0912615
          (State or other jurisdiction of      (IRS Employer Identification No.)
          incorporation or organization)


1805 Campbell Lane, Bowling Green, Kentucky                     42101
     (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code: (502)393-0700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year:  $18,509

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 1999: $8,820,307.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                          Outstanding at June 3, 1999

Common Stock, no par value                                    643,053

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Disclosure Format:  Yes ___     No   X

                                     PART II

Item 7. Financial Statements


                                                                            Page

        Independent Auditors' Report                                          4

        Financial Statements:

        Balance Sheets as of December 31, 1998 and 1997                       5

        Statements of Operations for the years ended December 31, 1998
        and 1997                                                              6

        Statements of Comprehensive Income for the years ended December 31, 1998
        and 1997                                                              7

        Statements of Changes in Stockholders' Equity for the years ended
        December 31, 1998 and 1997                                            8

        Statements of Cash Flows for the years ended December 31, 1998
        and 1997                                                              9

        Notes to Financial Statements                                     10-14

                          Independent Auditors' Report



     The Board of Directors
     Citizens First Corporation:


     We have audited the accompanying balance sheets of Citizens First Corporation (the Company) as of December 31, 1998 and 1997, and the related statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First
     Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




     /s/KPMG LLP

     Louisville, Kentucky
     April 8, 1999

CITIZENS FIRST CORPORATION

Balance Sheets

December 31, 1998 and 1997                     1998        1997
                                          ----------   ----------
Assets
Current Assets:
Cash and cash equivalents .............   $   16,817   $  108,484
Securities available for sale
(amortized cost of $230,585
 and $192,308, respectively) ..........    1,490,332    1,098,977
                                          ----------   ----------

 Total current assets .................    1,507,149    1,207,461

 Construction in process ..............    1,088,235         --
 Other assets .........................       94,022         --
                                          ----------   ----------

                                          $2,689,406   $1,207,461
                                          ==========   ==========

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable ......................   $  490,819   $     --
Accrued expenses ......................       50,231       11,608
Deferred tax liability ................      428,314      308,267
Short-term borrowings .................      995,000         --
                                          ----------   ----------

Total current liabilities .............    1,964,364      319,875
                                          ----------   ----------

Stockholders'equity:
Preferred stock. Authorized 500 shares;
no shares issued and outstanding
Common stock, no par value ............         --           --
Authorized 1,000,000 shares;
issued and outstanding 106,386 shares .       20,542       20,542
Retained earnings(deficit) ............     (126,933)     268,642
Accumulated other comprehensive income       831,433      598,402
                                          ----------   ----------

Total stockholders'equity .............      725,042      887,586
                                          ----------   ----------

Total current liabilities and
stockholders'equity ...................   $2,689,406   $1,207,461
                                          ==========   ==========

See accompanying notes to financial statements.

                        Citizens First Corporation

Statements of Operations

December 31, 1998 and 1997
                                                   1998       1997

Revenues:
Dividend and interest income ................   $  18,509    $13,861
Gain on sale of securities, net .............          --     53,566
                                                ---------    -------
Total revenues ..............................      18,509     67,427
Expenses:
Salaries and employee benefits ..............     117,216       --
Professional fees ...........................     252,355       --
Interest on short-term borrowings ...........      13,545
Other .......................................      30,968      1,358
                                                ---------    -------
Total expenses ..............................     414,084      1,358
                                                ---------    -------
Income(loss) before income taxes ............    (395,575)    66,069
Income tax expense ..........................        --       11,608
                                                ---------    -------
Net income ..................................   $(395,575)   $54,461
                                                =========    =======

Net income (loss) per share-basic and diluted   $   (3.72)   $  0.51
                                                ==========   ========
See accompanying notes to consolidated financial statements.

  CITIZENS FIRST CORPORATION

Statements of Comprehensive Income

December 31, 1998 and 1997
                                                  1998           1997


Net income(loss) ............................   $(395,575)   $  54,461
Other comprehensive income:
Unrealized holding gain on available for sale
securities arising during the period, net
of tax of $120,046 and $111,310, respectively     233,031      248,204
Reclassification adjustments for prior period
unrealized gain recognized during
1997, net of tax of $16,553 .................        --        (32,131)
Other comprehensive income ..................     233,031      216,073
                                                ---------    ---------
Comprehensive income(loss) ..................   $(162,544)   $ 270,534
                                                ==========   =========

See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION

Statements of Changes in
Stockholders' Equity

December 31, 1998 and 1997

                                                                       Accumulated
                                                           Retained       Other           Total
                                       Common Stock        Earnings    Comprehensive    Stockholders'
                                     Shares      Amount    (Deficit)     Income          Equity


Balance, December 31, 1996 .......   106,386    $ 20,542    214,181      382,329          617,052

Net income .......................        --          --     54,461          --            54,461
Other comprehensive income .......        --          --         --      216,073          216,073
                                     -------      ------    -------      -------          -------
Balance, December 31, 1997 .......   106,386      20,542    268,642      598,402          887,586

Net loss .........................       --          --    (395,575)         --          (395,575)
Other comprehensive income .......       --          --          --      233,031          233,031
                                     -------      ------    -------      -------          -------
Balance, December 31, 1998 .......   106,386   $   20,542   (126,933)    831,433          725,042
                                     =======   ==========   =========    =======          =======

See accompanying notes to financial statements.

                                          CITIZENS FIRST CORPORATION

Statements of Cash Flows

Years Ended December 31, 1998 and 1997
                                                        1998          1997

Cash flows from operating activities:
Net income (loss) ...............................   $  (395,575)   $  54,461
Adjustments to reconcile net income to cash
provided by operating activities:
Increase in other assets ........................       (94,022)        --
Increase in accounts payable ....................       490,819         --
Increase in accrued expenses ....................        38,623          805
Gain on sales of securities .....................          --        (53,566)
Net cash provided by operating activities .......        39,845        1,700
                                                    -----------    ---------

Cash flows from investing activities:
Purchases of fixed assets .......................    (1,088,235)        --
Proceeds from sales of securities
available for sale ..............................          --        113,049
Purchase of securities available for sale .......       (38,277)     (16,383)
                                                    -----------    ---------
Net cash provided by (used in)
investing activities ............................    (1,126,512)      96,666
                                                    -----------    ---------

Cash flows from financing activities:
Proceeds from short-term borrowings .............       995,000         --
                                                    -----------    ---------
Net cash provided by financing activities .......       995,000         --
                                                    -----------    ---------
Net increase (decrease) in
cash and cash equivalents .......................       (91,667)      98,366
Cash and due from banks, beginning of year ......       108,484       10,118
                                                    -----------    ---------
Cash and due from banks, end of year ............   $    16,817    $ 108,484
                                                    ===========    =========
Supplemental disclosure of cash flow information:
Cash paid for income taxes ......................   $     2,200    $  10,803
                                                    ===========    =========

See accompanying notes to consolidated financial statements.

                           CITIZENS FIRST CORPORATION

                          Notes to Financial Statements

                                December 31, 1998



 (1)    Organization and Basis of Presentation
        Citizens First Corporation ("the Company") was incorporated on December 24, 1975 for the purpose of conducting business as an investment club. The Company is registered under the laws of the Commonwealth of Kentucky and is headquartered in Bowling Green, Kentucky. In September 1998, the Company filed an application with the Kentucky Department of Financial Institutions ("KDFI") and the Federal Deposit Insurance Corporation ("FDIC") to organize and charter Citizens First Bank, Inc. (the "Bank") as a new Kentucky bank and a wholly-owned subsidiary of the Company. In December 1998, the Company filed an application with the Board of Governors of the Federal Reserve System ("FRB") for approval to become a bank holding company under the Holding Company Act of 1956, as amended. On December 28, 1998, the Federal Reserve Board approved the Company's application to become a bank holding company. On January 21, 1999, the FDIC approved the Bank's application for federal deposit insurance subject to certain conditions, including minimum capital requirements, which have been subsequently met by the Bank. The Bank commenced operations on February 18, 1999.

  (2)   Summary of Significant Accounting Policies

        (a)   Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes.
              Actual results could differ from those estimates.

              Certain amounts in the accompanying financial statements presented for prior year have been reclassified to conform with the 1998 presentation. These reclassifications do not affect net income as previously reported.

        (b)   Cash and Cash Equivalents

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand and balances due from banks.

        (c)   Securities

              The Company has classified all securities as available for sale. Securities available for sale include securities which may be sold in response to changes in interest rates, resultant prepayment risk and other factors related to interest rate and prepayment risk changes. Securities available for sale are carried at fair value with unrealized gains or losses, net of tax effect, included in stockholders' equity. Amortization of premiums and accretion of discounts are recorded using the interest method. Gains or losses on sales of securities are computed on a specific identification cost basis.

        (d)   Other Assets

              Other assets consist principally of issuance costs incurred in relation to raising capital from the initial public offering described in note 8. These costs were netted against the proceeds received in 1999 from the issuance of capital stock.

                           CITIZENS FIRST CORPORATION

                          Notes to Financial Statements


        (e)   Income Taxes

              The Company utilizes the asset and liability approach to accounting for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (f)   Earnings Per Share

              Basic earnings per share (EPS) is determined by dividing income by the weighted average number of shares of common stock outstanding during the period adjusted for the stock splits described in note
              8. Diluted EPS takes into account the dilutive effect of potential common stock. Diluted and basic EPS are the same as the Company does not have any instruments that are considered potential common stock. The weighted average number of shares used in the calculation of EPS was 106,386 shares for 1998 and 1997.

        (g)   Financial Instruments

              Fair value for cash and cash equivalents and short term borrowings approximate their carrying value because of the short maturity of those instruments. For securities, fair value equals quoted market prices.

        (h)   Comprehensive Income

              The Company applies Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For the Company, this includes net income and net unrealized gains and losses on available for sale investment securities. This Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations.

  (3)   Securities

        The amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 1998 and 1997 are as follows:

                     Amortized           Unrealized     Fair

                        cost       Gains    Losses      Value
                     -----------  --------- -------   ---------

December 31, 1998
   Equity securities   $230,585   1,259,747   --      1,490,332
                       ========   =========   ==      =========

December 31, 1997
   Equity securities   $192,308     906,669   --      1,098,977
                       ========   =========   ==      =========

                           CITIZENS FIRST CORPORATION

                          Notes to Financial Statements



        There were no sales of securities during 1998. Gross gains of $53,566 were realized on sales of securities in 1997. There were no gross losses realized on sales of securities in 1997.

  (4)   Short-Term Borrowings

        Short-term borrowings consist of the following at December 31, 1998 and 1997:

                                                           1998     1997
                                                          -------   -----

$1,120,000 note payable to bank; due October 8, 1999;
   interest at one-half percent below the prime rate;
   interest due quarterly .............................   $790,000   --

$250,000 operating line of credit; due October 8, 1999;
   interest at the prime rate .........................    205,000   --
                                                          --------   --

                                                          $995,000   --
                                                          ========   ==

        The short-term borrowings are secured by the construction in process of the Bank's principal office and the Company's investment securities. These borrowings were repaid from the proceeds from the initial public offering received in 1999. See note 8.

  (5)   Income Taxes

        Total income taxes for the years ended December 31, 1998 and 1997 were allocated as follows:

                                                     1998       1997
                                                   --------   --------

     Income from operations .....................   $   --     11,608
     Stockholders' equity, for unrealized
      holding gain on securities available
      for sale                                      120,046   111,310
                                                   --------   -------

                                                   $120,046   122,918
                                                   ========   =======

     Income tax expense attributable to income from operations consists of:

                          1998        1997
                        ---------    ------

    Current ..........   $     --    11,608
                         ---------   ------

          Total          $     --    11,608
                         =========   ======

                           CITIZENS FIRST CORPORATION

                          Notes to Financial Statements




        Income tax expense attributable to income from operations was $ 0 and $11,608 for the years ended December 31, 1998 and 1997, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from operations as a result of the following:

                                               1998       1997
                                            ---------   --------

Computed "expected" tax expense (benefit)   $(134,496)    22,463
Surtax exemption ........................        --      (10,946)
Increase in the valuation allowance .....     137,251       --
Other, net ..............................      (2,755)        91
                                            ---------    -------

                                            $    --       11,608
                                            =========    =======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                             1998          1997
                                          ----------   ---------

Deferred tax assets:
Start-up costs, principally due to
salaries and professional fees
capitalized for tax purposes ..........  $ 137,251        --


             Less: Valuation allowance    (137,251)       --
                                          ---------    --------
              Net deferred tax assets        --          --
                                          ---------    --------

 Deferred tax liabilities:
          Investment Securities ......     (428,314)   (308,267)
                                          ---------    --------
              Net deferred tax liability  $(428,314)   (308,267)
                                           =========   ========

        The valuation allowance for deferred tax assets was $0 at January 1, 1998 and 1997 . The increase in the valuation allowance for the year ended December 31, 1998 was $137,251. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.
        Based upon the level of historical taxable income and projections for future taxable income, management does not believe it is more likely than not that the Company will realize the benefits of these deductible differences. Accordingly, the valuation allowance was increased to $137,251 at December 31, 1998, to offset the potential benefit related to these deductible differences. Management will continue to review the results of future operations and the resulting future taxable income to determine when, if ever, a tax benefit related to these deductible differences may be recognized.

                           CITIZENS FIRST CORPORATION

                          Notes to Financial Statements


        (6)   Related-party Transaction

                   The Company  occupied  office space from a stockholder  at no charge during 1998.

        (7)   Concentration of Market Risk

              Substantially all of the Company's assets consist of equity securities. The single largest common stock held at December 31, 1998 and 1997 was approximately 22% and 48% of total assets, respectively.

        (8)   Subsequent Event

                  On February 11, 1999,  the Company  offered  536,667 shares of its  Common  Stock in an  initial  public  offering  at a price of
              $15.00 per share. The proceeds received were approximately $7,337,000, net of underwriter's commission and issuance costs of approximately $713,000. The stock was offered in order to fund the start-up of the Bank. The proceeds were used to repay short-term borrowings, to repay costs incurred in the formation of the Bank, and to capitalize the Bank.

        (9)   Stock Splits

              On August 5, 1998, the Company's Board of Directors approved to increase the number of authorized shares to 1,000,000. At the same time, the Board of Directors approved a 100-for-1 stock split to adjust the outstanding shares to the approximate market value of current assets in light of the increase in authorized shares. Subsequently, on February 5, 1999, the Board of Directors approved a 1.043-for-1 stock split to adjust the outstanding shares to the approximate market value of current assets on the close of business on February 5, 1999. All share and per share information included in the accompanying financial statements have been adjusted to reflect the stock splits.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Citizens First Corporation
                                                            (Registrant)



                                                        By:  /s/Mary D. Cohron
                                                                Mary D. Cohron

                                           President and Chief Executive Officer
                                                             Date:   June 3,1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on June 3,1999, by the following persons on behalf of the registrant and in the capacities indicated.

       /s/ Jerry E.Baker                         /s/ James H. Lucas
           Jerry E. Baker, Director                  James H. Lucas, Director

       /s/ Billy J. Bell
           Billy J. Bell, Director               /s/ Joe B.Natcher
                                                     Joe B. Natcher, Director

        /s/Mary D. Cohron
           Mary D. Cohron                        /s/ John T. Perkins
           President, Chief Executive Officer        John T. Perkins, Director
           and Director
          (Principal Executive Officer)

       /s/ Floyd H. Ellis, Chairman
           Floyd H. Ellis, Director

       /s/ Gregg A. Hall
           Gregg A. Hall
           Vice President
           and Chief Financial Officer
           (Principal Financial and Accounting Officer)

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
    SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

    No annual report or proxy material has been sent to the security holders of the registrant.

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

   27 Financial Data Schedule for the year ended December 31, 1998 (for SEC use only)