Form 10QSB/A
period 1999-03-31
CITIZENS FIRST CORP
filed 1999-06-09
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  Form 10-QSB/A


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 1999

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______ to _________

                          Commission File Number 333-67435

                           CITIZENS FIRST CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

         Kentucky                                    61-0912615
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                1805 Campbell Lane, Bowling Green, Kentucky 42101
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (502) 393-0700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                          Outstanding at June 9, 1999

Common Stock, no par value                                  643,053

Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements                                     4-8

         ITEM 2. Management's Discussion and Analysis or                 9-11
                  Plan of Operation

PART II.  OTHER INFORMATION

         ITEM 2. Changes in Securities and Use of Proceeds                 12

         ITEM 4. Submission of Matters to a Vote of Security Holders       12

         ITEM 6. Exhibits and Reports on Form 8-K                       12-13

                         Part I - Financial Information

As more fully described in the Notes to the Consolidated Financial Statements, this report has been amended to reclassify the proceeds of the Company's common stock offering to common stock. These proceeds were originally reported as additional paid-in capital. This change had no impact on net equity, net income or total assets as of or for the quarter ended March 31, 1999.

Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited)
                                          March 31,    December 31,
                                            1999           1998
Assets
Cash and due from banks ..............  $   335,338  $    16,817
Interest-bearing deposits with banks .      394,514         --
Federal funds sold ...................    5,900,000         --
Securities available for sale
(amortized cost of $1,156,913 as
of March 31,1999;  $230,585 as of
December 31, 1998)
                                          1,781,186    1,490,332
Loans, net of unearned income ........    2,518,649         --
Less allowance for loan losses .......       25,000         --
                                        -----------  -----------
Net loans ............................    2,493,649         --
Premises and equipment, net ..........    1,736,026    1,088,235
Other assets .........................      172,710       94,022
                                        -----------  -----------
Total assets .........................  $12,813,423  $ 2,689,406
                                        ===========  ===========


Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing .................  $   664,072   $     --
Interest bearing .....................    3,557,355         --
                                        -----------  -----------
Total deposits .......................    4,221,427         --
Other short-term borrowings ..........         --        995,000
Other liabilities ....................      654,222      969,364
                                        -----------  -----------

Total liabilities ....................    4,875,649    1,964,364
Shareholders' equity:
Preferred stock, Authorized 500
shares; issued and outstanding
0 and 0, respectively ................         --           --
Common stock, no par value ...........
Authorized 1,000,000 shares;
issued and outstanding
643,053 and 106,386, respectively ....    7,357,477       20,542
Retained earnings ....................      168,532     (126,933)
Accumulated other comprehensive income      411,765      831,433
                                         -----------  -----------

Total shareholders' equity ...........    7,937,774      725,042
                                         -----------   ---------

Total liabilities
and shareholders' equity .............  $12,813,423  $ 2,689,406
                                        ===========  ===========
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

For the three months ended March 31
                                        1999     1998
Interest income
Loans, including fees ..............  $ 11,485  $ --
Federal funds sold .................    35,078    --
Securities available for sale ......     6,166   7,306
Interest-bearing deposits with banks     1,847    --
                                        ------  ------
Total interest income ..............    54,576   7,306
Interest expense
Deposits ...........................     8,028    --
Other short-term borrowings ........    11,892    --
                                        ------  ------
Total interest expense .............    19,920    --
                                        ------  ------
Net interest income ................    34,656   7,306
Provision for loan losses ..........    25,000    --
Net interest income after
provision for loan losses ..........     9,656   7,306
Non-interest income
Service charges on deposit accounts        350    --
Gains (losses) on sales of
securities available for sale, net .   743,706    --
Other ..............................     1,467    --
                                       -------  ------
Total non-interest income ..........   745,523    --
Non-interest expenses
Compensation and benefits ..........   254,611    --
Net occupancy expense ..............    31,348    --
Furniture and equipment expense ....    29,834    --
Professional fees ..................    20,191    --
Postage, printing & supplies .......    29,480    --
Processing fees ....................    13,312    --
Advertising ........................    40,480    --
Other ..............................    40,459    --
                                       -------  ------
Total non-interest expenses ........   459,715    --
                                       -------  ------
Income before income taxes .........   295,464   7,306
Income tax expense .................      --      --
                                      --------   -----
Net income .........................  $295,464  $7,306
                                      ========  ======

Diluted earnings per share               $0.83   $0.07
Basic earnings per share                 $0.83   $0.07

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the three months ended March 31                1999         1998

Balance January 1 ............................  $   725,042   $  887,586
  Net income .................................      295,464        7,306
  Other comprehensive income (loss) net of tax     (419,667)     189,736
  Issuance of common stock                        7,336,935            -
                                                  ---------   ----------
Balance at end of period .....................  $ 7,937,774   $1,084,628
                                                 ==========   ==========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the periods ended March 31                          1999      1998


Net income
                                                     $ 295,464   $ 7,306
Other comprehensive income,(loss) net of tax:
    Unrealized holding gains on available for sale
        securities arising during the period ......     71,178   189,736

    Reclassification adjustments for gains
       on securities included in net income           (490,845)     --
                                                      --------   -------

Total other comprehensive income (loss), net of tax   (419,667)  189,736
                                                       -------   -------

Comprehensive income (loss) .......................  $(124,203) $197,042
                                                      ========   =======
 See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(Unaudited)
For the three months ended March 31                         1999         1998

Cash flows from operating activities:
Net income .........................................  $    295,464   $   7,306
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses ..........................        25,000        --
Gain on sale of securities available for sale ......      (743,706)       --
Depreciation and amortization of fixed assets ......        22,732        --
Decrease in accrued interest receivable ............       (10,250)       --
Decrease in other assets ...........................       (68,438)       --
Decrease in accrued interest payable ...............         5,439        --
Decrease in other liabilities ......................      (104,774)     (9,000)
                                                         ----------   ---------
Net cash used in operating  activities .............      (578,533)     (1,694)

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks      (394,514)       --
Net increase in federal funds sold .................    (5,900,000)       --
Proceeds from sale of securities available for sale        817,378        --
Purchase of securities available for sale ..........    (1,000,000)    (38,277)
Net increase in loans ..............................    (2,518,649)       --
Purchases of premises and equipment ................      (670,523)       --
                                                         ---------    ---------
Net cash used in investing activities ..............    (9,666,308)    (38,277)

Cash flows from financing activities:
Net increase in deposits ...........................     4,221,427        --
Repayment of short-term borrowings .................      (995,000)       --
Proceeds from issuance of common stock .............     7,336,935        --
                                                        ----------    ---------
Net cash provided by financing activities ..........    10,563,362        --
                                                        ----------    ---------
Net increase (decrease) in cash and cash equivalents       318,521     (39,971)
Cash and cash equivalents at beginning of year .....        16,817     108,484
                                                         ---------   ---------
Cash and cash equivalents at end of period .........  $    335,338   $  68,513
                                                         =========    =========


See accompanying notes to consolidated financial statements.

          Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The   accounting   and  reporting   policies  of  Citizens   First
         Corporation (the "Company") and its subsidiary Citizens First Bank, Inc.(the "Bank") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Citizens First Corporation and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

         (2) Stock split
              On February 5, 1999, the Company's Board of Directors declared a stock split of 1.043 to 1. All of the per share calculations and amounts of outstanding shares included herein for all periods presented have been restated to give retroactive effect to the stock split.

         (3) Reclassification of Initial Public Offering Proceeds
              On February 17, 1999 the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds from this offering as well as the proceeds from common stock outstanding prior to the public offering have been reflected as a component of common stock on the amended balance sheet. These amounts were previously reported as a component of additional paid-in capital. The reclassification has no impact on equity, net income or total assets as of or for the quarter ended March 31, 1999.

         Item 2. Management's Discussion and Analysis or Plan of Operation

         General

         Citizens First Corporation ("the Company") was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, Citizens First Bank, Inc.(the "Bank"). On February 17, 1999 the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999. Because the Company historically operated as an investment company, there are no comparable revenues from operations in prior fiscal years.

         The Company, through the Bank, is now involved in the banking business. The Bank operates in two locations. The main office is located at 1805 Campbell lane, and one branch office, whcih opened on March 22, 1999, located at 901 Lehman Avenue.

         This process includes attracting deposits and converting the deposits into loans and investments. The Company's primary source of cash requirements are expected to be met by the anticipated growth of of customers deposits, and through the sale of investment securities. Other than these two sources, the Company does not anticipate the need to raise additional funds in the next twelve months . Property and equipment needed for the operation of the Bank had been purchased by March 31,1999, and no additional significant purchases or sales of plant and equipment are planned. The Company and Bank are fully staffed at March 31,1999, and no significant changes in the number of employees are planned

         The Company follows a corporate strategy which focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.


         Results of Operations
                  The Company reported net income of $295,464 for the three months ended March 31, 1999. This includes the gain on the sale of marketable securities of $743,706. Excluding the gain, the net loss from operations for the three months ended March 31, 1999, was $448,242. During the same period in 1998, the Company had net income of $7,306. On a diluted per share basis net income for the three month periods ended March 31, 1999 and 1998 was $0.83 and $0.07 respectively. Excluding the gain on sale of securities, the diluted per share basis of net income would have been $(1.26) for the three months ended March 31, 1999.

         Net Interest Income
                  Net interest  income was $31,939 in the first quarter of 1999.
         Interest income of $54,576 includes $11,485 income on loans and $43,091 income on investment securities, federal funds sold , and interest-bearing deposits with banks. Cash available from the initial capitalization of the Bank was invested in short-term assets, primarily federal funds sold, in anticipation of loan demand. Interest expense of $19,920 includes interest on deposits of $8,028, as well as $11,892 of interest paid on short-term borrowings. The short-term borrowings were needed to finance pre-opening expenses and purchases of property and equipment, and were repaid at the time the Bank was capitalized.

         Non-interest Income
                  Non-interest income for the first quarter of 1999 included a gain on the sale of investment securities of $743,706. These investments were sold in part so that additional capital would be available to be contributed to the Bank, in order to meet minimum capital requirements of the Federal Deposit Insurance Corporation. At December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies. The partial sale of these securities reduces the Company's exposure to loss .

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

         Income Taxes
                 Income tax expense has been calculated based on the Company's expected annual rate for 1999. There was no change in the valuation allowance of $137,251 during the quarter ended March 31, 1999.


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

         Deposits
                  Total deposits at March 31, 1999, were $4,221,427. Interest bearing deposits were $3,557,355, or 85% of total deposits.

         Capital Resources and Liquidity
                  The Bank was capitalized through a capital contribution form the Company of $7,600,000.The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of March 31, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

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

         Forward-Looking Statements

                  This report contains certain forward-looking statements either expressed or implied, which are provided to assist the reader in making judgements about the company's possible future financial performance. Such statements are subject to certain risks and uncertainties including without limitation changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market, competition and unexpected contingencies relating to Year 2000 compliance that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                           Part II- Other Information

The information originally submitted for Part II has been amended to include information required for subsection (d) of Item 2, Changes in Securities and Use of Proceeds.

Item 2. Changes in Securities and Use of Proceeds

The Company's Registration Statement on Form SB-2 (File No. 333-67435), registering 536,667 shares of common stock for sale to the public, including 70,000 shares to cover over-allotments, was declared effective on February 11, 1999. Of the 536,667 shares registered with the Securities and Exchange Commission, all of the shares were sold in a firm commitment underwriting. The closing for the shares occurred on February 17, 1999. The underwriter for the offering was J.J.B. Hilliard, W.L. Lyons, Inc. The shares were sold to the public at a price of $15 per share for an aggregate offering price of $8,050,005.

After the underwriters' discount of $563,500, the Company received proceeds aggregating $7,486,505 before expenses of the offering. As of March 31, 1999, the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its common stock was $149,570. Accordingly, the total expenses incurred for the offering including the underwriters' discount was $713,070.

The offering proceeds received by the Company have been applied as follows:

Cash capital contribution to the Bank                $5,552,852
Underwriting discounts                                  563,500
Repayment of short-term borrowings                    1,370,000
Offering expenses                                       149,570
Organizational expenses                                 220,516
Organizational expenses attributable to
  the Bank                                              193,567
                                                      ---------
       Total Uses                                    $8,050,005

The actual amount of the underwriting discount paid using the proceeds of the offering exceeded the projected cost of $490,000 due to the underwriter's election to exercise the over-allotment option on an additional 70,000 shares. Offering expenses of $149,570 exceeded the projected cost of $97,500 due to increased costs of printing, legal fees, and accounting fees. The organizational expenses of the Bank exceeded projections of $135,000 principally due to the delay in obtaining approval for opening the Bank.

The Company contributed $7,600,000 to the Bank in exchange for all of its common stock. The capital contribution was composed of the following assets:

Cash                                          $6,292,712
Real Property                                  1,013,465
Furniture, fixtures, and equipment               100,256
Organizational expenses of the Bank              193,567
                                            ------------
Total  capital contribution                   $7,600,000

The cash portion of the capital contribution was composed of:
o        Net cash proceeds from the offering of $5,552,852, and
o Proceeds from the liquidation of a portion of the Company's securities portfolio.

The Bank applied $193,567 of the cash contributed from the Company for start-up expenses of the Bank; $71,099 in additional construction costs; $71,266 for leasehold improvements of the branch location; and $441,350 to purchase additional furniture, equipment, and other assets necessary for the operations of the Bank. Of the remaining $5,515,429 received from the Company, the Bank used these funds, along with increases in deposits, to make loans to customers and to purchase investment securities.

None of the amounts were paid, directly or indirectly, to directors, officers, general partners of the issuer or their associates, or to persons owning ten
(10) percent or more of any class of equity securities of the issuer.


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

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION


Date:    June 9, 1999                            /s/ Mary D. Cohron
                                                 ------------------
                                           President and Chief Executive Officer
                                               (Principal Executive Officer)



                                                     /s/ Gregg A. Hall
                                                     -----------------
                                                         Gregg A. Hall
                                      Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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