Form 10QSB
period 1999-06-30
CITIZENS FIRST CORP
filed 1999-08-10
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1999

___ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______ to _________

                        Commission File Number 333-67435

                           CITIZENS FIRST CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Kentucky                                      61-0912615
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporaton or Organization)                             Identification No.)

                1805 Campbell Lane, Bowling Green, Kentucky 42104
                    (Address of Principal Executive Offices)

         Issuer's Telephone Number, Including Area Code: (502) 393-0700

  Check  whether  the  issuer:  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                            Outstanding at August 10, 1999
Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)                      4-9

         ITEM 2. Management's Discussion and Analysis or
                  Plan of Operation                                   10-12

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                       13

                         Part I - Financial Information


Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited)
                                               June 30,      December 31,
                                                1999              1998
Assets
Cash and due from banks ................   $    739,873    $    16,817
Interest-bearing deposits with banks ...        231,593           --
Federal funds sold .....................      1,950,000           --
Securities available for sale (amortized
cost of $4,435,987 as of June 30, 1999;
$230,585 as of  December 31, 1998 ......      4,838,248      1,490,332
Loans, net of unearned income ..........     12,192,573           --
Less allowance for loan losses .........        122,500           --
                                           ------------    -----------
Net loans ..............................     12,070,073           --
Premises and equipment, net ............      1,711,337      1,088,235
Accrued interest receivable ............        131,004           --
Other assets ...........................        162,771         94,022
                                           ------------    -----------
Total assets ...........................   $ 21,834,899    $ 2,689,406
                                           ============    ===========

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing ...................   $  1,270,795           $-
Interest bearing .......................     12,606,406           --
                                           ------------    -----------
Total deposits .........................     13,877,201           --
Other short-term borrowings ............         77,860        995,000
Accrued interest payable ...............         37,760         13,545
Other liabilities ......................        297,446        955,819
                                            -----------    -----------

Total liabilities ......................     14,290,267      1,964,364
Shareholders' equity:
Preferred stock. Authorized 500 shares .           --             --
Common stock, no par value. Authorized
1,000,000 shares;issued and outstanding
643,053 and 106,386, respectively ......      7,357,477         20,542
Accumulated deficit ....................        (78,337)      (126,933)
Accumulated other comprehensive
income .................................        265,492        831,433
                                            -----------    -----------

Total shareholders' equity .............      7,544,632        725,042
                                            -----------    -----------

Total liabilities
and shareholders' equity ...............   $ 21,834,899    $ 2,689,406
                                           =============   ===========
See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

For the three months ended June 30       1999        1998
                                         ----        ----

Interest income
Loans, including fees ..............   $ 166,590      $-
Federal funds sold .................      30,569      --
Securities available for sale ......      47,947     4,064
Interest-bearing deposits with banks       4,225      --
                                        --------    ------
Total interest income ..............     249,331     4,064
Interest expense
Deposits ...........................      71,822      --
Other short-term borrowings ........         326      --
                                         -------    ------
Total interest expense .............      72,148      --
                                         -------    ------
Net interest income ................     177,183     4,064
Provision for loan losses ..........      97,500      --
Net interest income after
provision for loan losses ..........      79,683     4,064
Non-interest income
Service charges on deposit accounts        8,222      --
Gains on sales of securities
 available for sale ................     145,539      --
Other ..............................      34,657      --
                                         -------    ------
Total non-interest income...........     188,418      --
Non-interest expenses
Compensation and benefits ..........     278,575      --
Net occupancy expense ..............      37,867      --
Furniture and equipment expense ....      53,653      --
Professional fees ..................      28,105       420
Postage, printing & supplies .......      17,107      --
Processing fees ....................      19,779      --
Advertising ........................      13,814      --
Other ..............................      66,069        40
                                        --------    ------
Total non-interest expenses ........     514,969       460
                                        --------    ------
Income (loss) before income taxes ..    (246,868)    3,604
Income tax expense .................        --        --
                                        --------    ------
Net income (loss) ..................   $(246,868)   $3,604
                                       ==========   ======

Basic earnings (loss) per share ....   $   (0.38)   $ 0.03
Diluted earnings (loss) per share ..   $   (0.38)   $ 0.03

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Unaudited)

For the six months ended June 30         1999       1998
                                        -----       ----

Interest income
Loans, including fees ..............   $178,075      $-
Federal funds sold .................     65,647      --
Securities available for sale ......     54,113    11,370
Interest-bearing deposits with banks      6,072      --
                                        -------   -------
Total interest income ..............    303,907    11,370
Interest expense ...................     79,850      --
Other short-term ...................     12,218      --
                                        -------   -------
Total interest expense .............     92,068      --
                                        -------   -------
Net interest income ................    211,839    11,370
Provision for loan losses ..........    122,500      --
Net interest income after
provision for loan losses ..........     89,339    11,370
Non-interest income
Service charges on deposit accounts       8,572      --
Gains on sales of securities
 available for sale ................    889,245      --
Other ..............................     36,124      --
                                        -------   -------
Total non-interest income ..........    933,941      --
Non-interest expenses
Compensation and benefits ..........    533,186      --
Net occupancy expense ..............     69,215      --
Furniture and equipment expense ....     83,487      --
Professional fees ..................     48,296       420
Postage, printing & supplies .......     46,587      --
Processing fees ....................     33,091      --
Advertising ........................     54,294      --
Other ..............................    106,528        40
                                        -------   -------
Total non-interest expenses ........    974,684       460
                                        -------   -------
Income before income taxes .........     48,596    10,910
Income tax expense .................       --        --
                                       --------    ------
Net income .........................   $ 48,596   $10,910
                                       ========   =======

Basic earnings per share ...........   $   0.10   $  0.10
Diluted earnings per share .........   $   0.10   $  0.10

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the six months ended June 30                       1999         1998
                                                        ----         ----

Balance January 1 ............................   $   725,042    $  887,586
  Net income .................................        48,596        10,910
  Other comprehensive income (loss) net of tax      (565,941)      247,003
  Issuance of common stock ...................     7,336,935          --

                                                 -----------    ----------

Balance at end of period .....................   $ 7,544,632    $1,145,499
                                                 ===========    ==========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the six months ended June 30                   1999         1998
                                                    -----        ----


Net income ....................................   $  48,596    $ 10,910
 Other comprehensive income (loss), net of tax:
     Unrealized holding gains on available
         for sale securities arising during
         the period ...........................      20,960     247,003
     Reclassification adjustments for gains
        on securities included in net income ..    (586,901)       --
                                                  ----------   ---------
 Total other comprehensive income (loss),
     net of tax ...............................    (565,941)    247,003
                                                   ---------   ---------
 Comprehensive income (loss) ..................   $(517,345)   $257,913
                                                  ===========  ========

 See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows
(Unaudited)
For the six months ended June 30

                                                                 1999          1998
                                                                 ----          ----

Cash flows from operating activities:
Net income ..............................................   $     48,596    $  10,910
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses ...............................        122,500         --
Gain on sale of securities available for sale ...........       (889,245)        --
Depreciation and amortization of fixed assets ...........         93,676         --
Increase in accrued interest receivable .................       (131,004)        --
Increase in other assets ................................        (86,147)      (2,200)
Increase in accrued interest payable ....................         24,215         --
Decrease in other liabilities ...........................       (366,827)     (11,810)
                                                              -----------    ---------
Net cash used in operating  activities ..................     (1,184,236)      (3,100)

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks ....       (231,593)        --
Net increase in federal funds sold ......................     (1,950,000)        --
Proceeds from sale of securities available for sale .....        971,597         --
Proceeds from maturities of securities available for sale        310,641         --
Purchases of securities available for sale ..............     (4,598,943)     (38,277)
Net increase in loans ...................................    (12,192,573)        --
Purchases of premises and equipment .....................       (698,833)        --
                                                             ------------    ---------
Net cash used in investing activities ...................    (18,389,704)     (38,277)

Cash flows from financing activities:
Net increase in deposits ................................     13,877,201         --
Repayment of short-term borrowings ......................       (917,140)        --
Proceeds from issuance of common stock ..................      7,336,935         --
                                                              ----------    ---------
Net cash provided by financing activities ...............     20,296,996         --
                                                              ----------    ---------
Net increase (decrease ) in cash and cash equivalents ...        723,056      (41,377)
Cash and cash equivalents at beginning of year ..........         16,817      108,484
                                                              ----------    ---------
Cash and cash equivalents at end of period ..............   $    739,873    $  67,107
                                                            ============    =========


See accompanying notes to consolidated financial statements.


          Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The accounting and reporting policies of Citizens First Corporation(the "Company")and its wholly-owned subsidiary Citizens First Bank, Inc. (the "Bank") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

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


         (3) Reclassification of Initial Public Offering Proceeds
               On February 17, 1999 the Company completed an initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds from this offering as well as the proceeds from the sale of common stock outstanding prior to the public offering have been reflected as a component of common stock on the balance sheet. These amounts were previously reported as a component of additional paid-in capital. The reclassification has no impact on equity, net income or total assets as of or for the quarter ended June 30, 1999.

         Item 2. Management's Discussion and Analysis or Plan of Operation

         General

                  Citizens First Corporation ("the Company") was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its wholly-owned subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed an initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999. Because the Company historically operated as an investment company, there are no comparable revenues from operations in prior fiscal years.

                  The Company, through the Bank, is now involved in the banking business. This process includes attracting deposits and converting the deposits into loans and investments. The Company's cash requirements are expected to be met by the anticipated growth of customers' deposits, and through the sale of investment securities. Property and equipment needed for the operation of the Bank had been purchased by March 31, 1999, and no additional significant purchases or sales of property and equipment are planned in the near future. The Company and Bank were fully staffed by March 31,1999, and no significant changes in the number of employees are planned for the remainder of 1999.

                  The Company follows a corporate strategy which focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.


         Results of Operations

                  The Company reported a net loss of $(246,868), or $(0.38) per common share, on a diluted basis, for the second quarter of 1999, as compared to net income of $3,604, or $0.03 per common share on a diluted basis for the second quarter 1998. The second quarter of 1999 includes the gain on the sale of investment securities of $145,539. Excluding the gain, the net loss from operations for the three months ended June 30, 1999, would have been $(392,407), or $(.61) per common share on a diluted per share basis.

                  Net income for the six months ended June 30,1999, was $48,596, or $0.10 per diluted common share, up from $10,910, or $0.10 per diluted common share for the same period last year. This represents a 345.4% increase in net income and no change in the earnings per share. Net income includes $889,245 from the gain on the sale of investment securities. Excluding this gain, the net loss from operations for the six months ended June 30, 1999, would have been $(440,649), or $(1.68) per diluted common share. Return on equity was 0.80% for the first six months of the year and return on assets was 0.40%. Excluding the gain on the sale of investment securities, return on equity would have been (13.81%) and return on assets would have been (6.92%).

         Net Interest Income

                  Net interest income was $177,183 in the second quarter of 1999, an increase of $142,527 over the first quarter of 1999 and $173,119 over the same period last year. Interest income of $249,331 includes  $166,590  in  income  on  loans  and  $82,741  in  income  on investment securities, federal funds sold, and interest-bearing deposits with banks. Interest expense of $72,148 consists primarily of interest on deposits.

                  Net interest income was $211,839 for the six months ended June 30,1999, an increase of $200,469 over the same period last year. The net interest margin was 4.69% during the first six months of 1999. Interest income of $303,907 includes $178,075 in income on loans and $125,832 in income on investment securities, federal funds sold and interest-bearing deposits with banks. Interest expense of $92,068 includes interest on deposits of $79,850 as well as $12,218 of interest paid on short-term borrowings, primarily borrowings that were needed to finance the Bank's pre-opening expenses and purchases of property and equipment. These borrowings were repaid at the time the Bank was capitalized.


         Non-interest Income

                  Non-interest income was $188,418 and $933,941 in the second quarter and first six months of 1999, respectively. The second quarter and the first six months of 1999 included a gain on the sale of investment securities of $145,539 and $889,245, respectively. There was no non-interest income earned during 1998. At December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies, which concentration (and the Company's related exposure) has been reduced through the partial sale of these securities.

         Non-interest expense

                  Non-interest expense was $514,969 and $974,684 in the second quarter and first six months of 1999, respectively. Compensation and benefits totaled $278,575 and $254,611 in the second quarter and first six months of 1999, respectively.

         Income Taxes

                  Income tax expense has been calculated based on the Company's expected annual rate for 1999. There was no change in the valuation allowance of $137,251 during the second quarter and six-month period ended June 30, 1999.


         Balance Sheet Review

         Overview

                  Total assets at June 30, 1999, were $21,834,899, up from $2,689,406 at December 31, 1998. Earning assets totaled $19,212,414, up from $1,490,332 at December 31, 1998. The increase in assets is primarily due to the Company's transition from an investment club to a bank holding company and the subsequent purchase of investment securities and origination of loans.

         Loans

                  The loan portfolio totaled $12,192,573 at June 30, 1999. The funding for this loan growth came from the proceeds of the capital raised by the initial public offering, and from customers' deposits. At June 30, 1999 real estate loans were $7,079,167; commercial loans were $2,777,177; and consumer loans were $2,336,229.

         Allowance for Loan Losses

                  The provision for loan losses was $122,500 for the six months ended June 30,1999. No loans have been charged off since the Bank began operation on February 18, 1999, and no impaired loans have been identified. The provision for losses on loans is established to provide for losses and reflects management's evaluation of the risk in the loan portfolio.

         Securities

                  Total securities owned by the Company were $4,838,248 at June 30, 1999, up from $1,490,332 at December 31, 1998. All securities are classified as available for sale. The Bank owns treasury and government agency securities valued at $3,941,834, and the Company owns $648,849 of investment securities which it purchased at the time it was an investment club, as well as $247,565 of corporate notes. The investment securities will be liquidated as needed to provide additional capital to be contributed to the Bank, and to cover the Company's cash needs in lieu of receiving dividends from the Bank.

         Deposits and Funding Sources

                  Total deposits at June 30, 1999 were $13,877,201. Interest bearing deposits were $12,606,406, or 91% of total deposits. Short-term borrowings were $77,860 at June 30, 1999, as compared to $995,000 at December 31,1998. The current balance is comprised of securities sold under an agreement to repurchase, and the December 31, 1998 balance represents short-term borrowings that were used to pay pre-opening expenses incurred prior to the Company's initial public offering.

         Capital Resources and Liquidity

                  The Bank was capitalized through a capital contribution from the Company of $7,600,000.The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of June 30, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized bank holding companies:



                                                             June 30,
                                                               1999

         Tier 1 risk based ...........                        34.69%
              Regulatory minimum .....                         4.00%
              Well-capitalized minimum                         6.00%
         Total risk based ............                        35.27%
              Regulatory minimum .....                         8.00%
              Well-capitalized minimum                        10.00%
         Leverage ....................                        33.75%
              Regulatory minimum .....                         3.00%
              Well-capitalized minimum                         5.00%



                  Liquidity is the measure of the Bank's ability to fund customers' needs for borrowings and deposit withdrawals. In early 1999, the Company's principal sources of funds were the proceeds from the initial public offering. The principal sources going forward will be the deposits, repayment of loans, and funds from Bank operations. During the first six months of 1998, the Company was not active in the banking business, and the only source of funds were the dividends received on investment securities.



         Year 2000 and the Company's State of Readiness

                  The Company may be exposed to potential future losses, including those which may result from litigation, due to the business interruption or errors which could result if any of its computer systems are not capable of recognizing dates beginning in January 2000, or misreading the dates as January 1900. The Company has been proactive in addressing the consequences which the change to the new millennium could have on computers and other operations. Because the majority of its systems and operations were not in place until late 1998 and early 1999, the Company was able to evaluate the Year 2000 status of all of its systems prior to their actual purchase. The Company has completed the testing phase of its Year 2000 program, and has determined that it is fully Year 2000 compliant for all mission critical applications. Because the successful efforts of third parties cannot be assumed, the Company has developed and tested a contingency plan for handling problems that could occur as the result of a Year 2000 problem. The Bank also has Year 2000 business risk from its customers, and includes Year 2000 compliance in its credit decision process.




         Forward-Looking Statements

                  This report contains certain forward-looking statements either expressed or implied, which are provided to assist the reader in making judgements about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties including, without limitation, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, the adequacy of the Company's allowance for losses on loans, competition and unexpected contingencies relating to Year 2000 compliance that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed herein with respect to future periods.

                           Part II- Other Information

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

           The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CITIZENS FIRST CORPORATION




Date:  August 10, 1999                                  /s/ Mary D. Cohron
                                                        ------------------
                                                            Mary D.Cohron
                                                            President and
                                                         Chief Executive Officer
                                                   (Principal Executive Officer)


Date: August 10, 1999                                     /s/ Gregg A. Hall
                                                          -----------------
                                                              Gregg A. Hall
                                                           Vice President and
                                                         Chief Financial Officer
                                                        (Principal Financial and
                                                            Accounting Officer)

Exhibits

   3.1 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd. (now Citizens First Corporation) (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

   3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

   3.3 Articles of Amendment to Articles of Restatement and Amendment to Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

   4 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd.(now Citizens First Corporation) (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.1 Employment Agreement between Citizens First Corporation and Mary D. Cohron (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.2    First  Amendment  to  Employment   Agreement   between   Citizens  First
        Corporation and Mary D.Cohron (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.3 Employment Agreement between Citizens First Corporation and John T. Perkins (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.4 Employment Agreement between Citizens First Corporation and Gregg A. Hall (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.5 Bank Contract for Electronic Data Processing Services and Customerfile System between Fiserv Bowling Green and Citizens First Bank (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.6 Promissory Note secured by Real Estate Mortgage and Security Agreement and Stock Pledge (issued by Citizens First Corporation for benefit of First Security Bank of Lexington)(incorporated by reference to Exhibit
        10.6 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.7 Deed of Conveyance from David A. and Karla N. Dozer to Citizens First Corporation (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.8 Security Agreement and Stock Pledge between Citizens First Corporation and First Security Bank of Lexington (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.9 Mortgage from Citizens First Corporation to First Security Bank of Lexington (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.10 Commercial Line of Credit Agreement and Note between Citizens First Corporation and First Security Bank of Lexington (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.11   Assignment  of  Securities   Account  by  Citizens   First   Corporation
        (incorporated   by   reference  to  Exhibit   10.11  of  the   Company's
        Registration Statement on Form SB-2 [No. 333-67435]).

10.12 Employment Agreement between Citizens First Corporation and Barry D. Bray (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.13 Consulting Agreement between Citizens First Corporation and The Carpenter Group (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.14 Lease Agreement between Citizens First Corporation and Midtown Plaza, Inc. (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.15   First Amendment to Employment Agreement between Citizens First
           Corporation and Barry D. Bray

   11   Statement re: Computation of per share earnings

   27 Financial Data Schedule for the quarter ended June 30, 1999 (for SEC use only)