Form 10QSB
period 1999-09-30
CITIZENS FIRST CORP
filed 1999-11-10
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

         Issuer's Telephone Number, Including Area Code: (270) 393-0700

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

         Class                                 Outstanding at November 10, 1999

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                   Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (Unaudited)                   3-8

         ITEM 2. Management's Discussion and Analysis or
                  Plan of Operation                                 9-12

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                    13

                         Part I - Financial Information


Item 1. Financial Statements

Consolidated Balance Sheets
(Unaudited)

                                                                  September 30,   December 31,
                                                                      1999            1998
Assets

Cash and due from banks ......................................   $  1,028,255    $    16,817
Interest-bearing deposits with banks .........................          8,766           --
Federal funds sold ...........................................      2,900,000           --
Securities available for sale (amortized cost of $4,565,485 as
of September 30, 1999;$230,585 as of December 31, 1998)             4,956,621      1,490,332
Loans, net of unearned income ................................     19,846,267           --
Less allowance for loan losses ...............................        242,500           --
                                                                  -----------    -----------
Net loans ....................................................     19,603,767           --
Premises and equipment, net ..................................      1,660,846      1,088,235
Accrued interest receivable ..................................        187,375           --
Other assets .................................................        156,553         94,022
                                                                  -----------    -----------
Total assets .................................................   $ 30,502,183    $ 2,689,406
                                                                 ============    ===========


Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing .........................................   $  1,726,043          $--
Interest bearing .............................................     20,131,670           --
                                                                 ------------    -----------
Total deposits ...............................................     21,857,713           --
Other short-term borrowings ..................................      1,114,532        995,000
Accrued interest payable .....................................         75,639         13,545
Other liabilities ............................................        272,972        955,819
                                                                 ------------     ----------
Total liabilities ............................................     23,320,856      1,964,364
Shareholders' equity:
Preferred stock, no par value. Authorized 500 shares .........           --             --
Common stock, no par value. Authorized 1,000,000 shares;
issued and outstanding
643,053 and 106,386, respectively ............................      7,357,477         20,542
Accumulated deficit ..........................................       (434,300)      (126,933)
Accumulated other comprehensive income .......................        258,150        831,433
                                                                   -----------   -----------

Total shareholders' equity ...................................      7,181,327        725,042
                                                                   ----------    -----------

Total liabilities
and shareholders' equity .....................................   $ 30,502,183    $ 2,689,406
                                                                  ===========     ==========
See accompanying notes to consolidated financial statements.


Consolidated Statements of Income
(Unaudited)
                                                                   1998
For the three months ended September 30              1999        Restated
                                                    -----        --------

Interest income
Loans, including fees .........................   $ 367,712        $--
Federal funds sold ............................      35,355         --
Securities available for sale .................      57,178        2,595
Interest-bearing deposits with banks ..........         529         --
                                                    -------    ---------
Total interest income .........................     460,774        2,595
Interest expense
Deposits ......................................     173,344         --
Other short-term borrowings ...................       7,165         --
                                                    -------    ---------
Total interest expense ........................     180,509         --
                                                    -------    ---------
Net interest income ...........................     280,265        2,595
Provision for loan losses .....................     120,000         --
Net interest income after
provision for loan losses .....................     160,265        2,595
Non-interest income
Service charges on deposit accounts ...........      17,794         --
Gains on sales of securities available for sale        --           --
Other .........................................      16,929         --
                                                    -------    ---------
Total non-interest income .....................      34,723         --
Non-interest expenses
Compensation and benefits .....................     305,214       37,796
Net occupancy expense .........................      40,495          830
Furniture and equipment expense ...............      53,168         --
Professional fees .............................      38,567      114,910
Postage, printing & supplies ..................      15,608        1,017
License fees ..................................        --          7,500
Franchise taxes ...............................      25,132         --
Processing fees ...............................      25,304         --
Advertising ...................................       9,760         --
Other .........................................      37,704          438
                                                  ---------    ---------
Total non-interest expenses ...................     550,952      162,491
                                                  ---------    ---------
Income (loss) before income taxes .............    (355,964)    (159,896)
Income tax expense ............................        --           --
                                                  ---------    ---------
Net income (loss) .............................   $(355,964)   $(159,896)
                                                  =========    ==========

Basic earnings (loss) per share ...............   $   (0.55)   $   (1.50)
Diluted earnings (loss) per share .............   $   (0.55)   $   (1.50)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
(Unaudited)
                                                                     1998
For the nine months ended September 30                  1999       Restated
                                                       -----       --------

Interest income
Loans, including fees .........................   $   545,787        $--
Federal funds sold ............................       101,002         --
Securities available for sale .................       111,291       10,413
Interest-bearing deposits with banks ..........         6,601         --
                                                      -------     ---------
Total interest income .........................       764,681       10,413
Interest expense
Deposits ......................................       253,194         --
Other short-term borrowings ...................        19,383         --
                                                      -------    ---------
Total interest expense ........................       272,577         --
                                                      -------    ---------
Net interest income ...........................       492,104       10,413
Provision for loan losses .....................       242,500         --
Net interest income after
provision for loan losses .....................       249,604       10,413
Non-interest income
Service charges on deposit accounts ...........        26,366         --
Gains on sales of securities available for sale       889,245         --
Other .........................................        53,053         --
                                                      -------     ---------
Total non-interest income .....................       968,664         --
Non-interest expenses
Compensation and benefits .....................       838,400       37,796
Net occupancy expense .........................       109,710          830
Furniture and equipment expense ...............       136,655         --
Professional fees .............................        86,863      115,330
Postage, printing & supplies ..................        62,195        1,017
Licensing fees ................................          --          7,500
Franchise taxes ...............................        59,507         --
Processing fees ...............................        58,395         --
Advertising ...................................        64,054         --
Other .........................................       109,857          517
                                                    ---------     ---------
Total non-interest expenses ...................     1,525,636      162,990
                                                    ---------     ---------
Income (loss) before income taxes .............      (307,368)    (152,577)
Income tax expense ............................          --           --
                                                    ---------     ---------
Net income(loss) ..............................   $  (307,368)   $(152,577)
                                                   ===========    =========

Basic earnings (loss) per share ...............   $     (0.56)   $   (1.43)
Diluted earnings (loss) per share .............   $     (0.56)   $   (1.43)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
                                                                    1998
 For the nine months ended September 30               1999        Restated
                                                     -----        --------

Balance January 1 ............................   $   725,042    $ 887,586
  Net income (loss) ..........................      (307,368)    (152,577)

  Other comprehensive income (loss) net of tax      (573,282)     138,079
  Issuance of common stock                         7,336,935         --
                                                   ---------     ---------
Balance at end of period .....................   $ 7,181,327    $ 873,088
                                                   =========     =========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)
                                                                         1998
 For the nine months ended September 30                     1999      Restated
                                                            ----      --------



Net income (loss) ....................................   $(307,368)   $(152,577)
                                                          --------    ---------
   Other comprehensive income (loss), net of tax:
       Unrealized holding gains on available for sale
           securities arising during the period ......      13,619      138,079
       Reclassification adjustments for gains
          on securities included in net income .......    (586,901)           -
                                                          --------    ---------

   Total other comprehensive income (loss), net of tax    (573,282)     138,079

                                                          --------    ---------
   Comprehensive income (loss) .......................   $(880,650)   $ (14,498)
                                                          =========    =========


 See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows
(Unaudited)
For the nine months ended September 30
                                                                                1998
                                                                  1999        Restated
                                                                  ----        --------

Cash flows from operating activities:
Net income (loss) .......................................   $   (307,368)   $(152,577)
Adjustments to reconcile net income to cash
provided by operating activities:
Provision for loan losses ...............................        242,500         --
Gain on sale of securities available for sale ...........       (889,245)        --
Depreciation and amortization ...........................        158,521         --
Increase in accrued interest receivable .................       (187,375)        --
Increase in other assets ................................        (93,188)     (14,200)
Increase in accrued interest payable ....................         62,094         --
Increase(decrease)in other liabilities ..................       (387,518)     133,550
                                                              ----------     ---------
Net cash used in operating activities ...................     (1,401,579)     (33,227)
                                                              ----------     ---------

Cash flows from investing activities:
Net increase in interest-bearing deposits with banks ....         (8,766)        --
Net increase in federal funds sold ......................     (2,900,000)        --
Proceeds from sale of securities available for sale .....        971,596         --
Proceeds from maturities of securities available for sale        969,463         --
Purchases of securities available for sale ..............     (5,389,819)     (38,277)
Net increase in loans ...................................    (19,846,267)        --
Purchases of premises and equipment .....................       (697,370)      (6,032)
                                                             -----------     ---------
Net cash used in investing activities ...................    (26,901,163)     (44,309)
                                                             -----------     ---------

Cash flows from financing activities:
Net increase in deposits ................................     21,857,713         --
Increase in short-term borrowings .......................        119,532         --
Proceeds from issuance of common stock ..................      7,336,935         --
                                                              ----------    ---------
Net cash provided by financing activities ...............     29,314,180         --
                                                              ----------    ---------
Net increase (decrease ) in cash and cash equivalents ...      1,011,438      (77,536)
Cash and cash equivalents at beginning of year ..........         16,817      108,484
                                                               ---------    ---------
Cash and cash equivalents at end of period ..............   $  1,028,255    $  30,948
                                                               =========     =========


See accompanying notes to consolidated financial statements.

          Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The accounting and reporting policies of Citizens First Corporation (the "Company") and its wholly-owned subsidiary Citizens First Bank, Inc. (the "Bank") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

         (3) Reclassification of Initial Public Offering Proceeds
               On February 17, 1999 the Company completed an initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds from this offering as well as the proceeds from the sale of common stock outstanding prior to the public offering have been reflected as a component of common stock on the balance sheet. These amounts were previously reported as a component of additional paid-in capital. The reclassification has no impact on equity, net income or total assets as of or for the quarter ended September 30, 1999.

         (4) Restatement of September 30, 1998 Financial Statements
               The Company included unaudited financial statements as of and for the period ended September 30, 1998 in its Initial Public Offering Prospectus dated February 11, 1999. These financial statements included expenses of $12,000 that were reclassified as costs of capital after the initial public offering of the Company's stock was successfully completed. The financial statements as of and for the period ended September 30, 1998, have been retroactively restated for the change, which resulted in a decrease of the net loss for that period of $12,000 from the originally reported loss of $164,577 to a restated amount of $152,577.

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


         Results of Operations

                  The Company reported a net loss of $(355,964) or $(0.55) per common share, on a diluted basis, for the third quarter of 1999, as compared to a net loss of $(159,896), or $(1.50) per common share on a diluted basis for the third quarter 1998.

                  Net loss for the nine months ended September 30,1999, was $(307,368), or $(0.56) per diluted common share, down from $(152,577), or $(1.43) per diluted common share for the same period last year. The net loss for the nine months ended September 30, 1999, includes $889,245 from the gain on the sale of investment securities. Excluding this gain, the net loss from operations for the nine months ended September 30, 1999, would have been $(1,196,613) or $(2.18) per diluted common share. Return on equity was (4.70%) for the first nine months of the year and return on assets was (1.82%). Excluding the gain on the sale of investment securities, return on equity would have been (18.28%) and return on assets would have been (7.07%).

         Net Interest Income

                  Net interest income was $280,265 in the third quarter of 1999, an increase of $103,082 over the second quarter of 1999 and $277,670 over the same period last year. Interest income of $460,774 includes $367,712 in income on loans and $93,062 in income on investment securities, federal funds sold, and interest-bearing deposits with banks. Interest expense of $180,509 consists primarily of interest on deposits.

                  Net interest income was $492,104 for the nine months ended September 30,1999, an increase of $481,691 over the same period last year. The net interest margin was 4.78% during the first nine months of 1999. Interest income of $764,681 includes $545,787 in income on loans and $218,894 in income on investment securities, federal funds sold and interest-bearing deposits with banks. Interest expense of $272,577 includes interest on deposits of $253,194 and $7,490 of interest paid on repurchase agreements, as well as $11,893 of interest paid on short-term borrowings that were needed to finance the Bank's pre-opening expenses and purchases of property and equipment. These borrowings were repaid at the time the Bank was capitalized.


         Non-interest Income

                  Non-interest income was $34,723 and $968,664 in the third quarter and first nine months of 1999, respectively. The first nine months of 1999 included a gain on the sale of investment securities of $889,245. There was no non-interest income earned during 1998. At December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies, which concentration (and the Company's related exposure) has been reduced through the partial sale of these securities.

         Non-interest expense

                  Non-interest expense was $550,952 and $1,525,636 in the third quarter and first nine months of 1999, respectively. Compensation and benefits totaled $305,214 and $838,400 in the third quarter and first nine months of 1999, respectively.

         Income Taxes

                  Income tax expense has been calculated based on the Company's expected annual rate for 1999. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

         Balance Sheet Review

         Overview

                  Total assets at September 30, 1999, were $30,502,183, up from $2,689,406 at December 31, 1998. Earning assets totaled $27,711,654, up from $1,490,332 at December 31, 1998. The increase in assets is primarily due to the Company's transition from an investment club to a bank holding company and the subsequent purchase of investment securities and origination of loans.

         Loans

                  The loan portfolio totaled $19,846,267 at September 30, 1999. The funding for this loan growth came from the proceeds of the capital raised by the initial public offering, and from customers' deposits. At September 30, 1999 real estate loans were $9,995,215; commercial loans were $6,813,382; and consumer loans were $3,037,670.

         Allowance for Loan Losses

                  The provision for loan losses was $242,500 for the nine months ended September 30,1999. No loans have been charged off since the Bank began operation on February 18, 1999. Impaired loans at September 30, 1999 include $14,635 of loans that have been placed on non-accrual status. The provision for losses on loans is established to provide for losses and reflects management's evaluation of the risk in the loan portfolio.

         Securities

                  Total securities owned by the Company were $4,956,621 at September 30, 1999, up from $1,490,332 at December 31, 1998. All securities are classified as available for sale. The Bank owns treasury and government agency securities valued at $3,837,916 and the Company owns $648,733 of corporate equity securities which it purchased at the time it was an investment club, as well as $469,972 of corporate notes. The corporate equity securities will be liquidated as needed to provide additional capital to be contributed to the Bank, and to cover the Company's cash needs in lieu of receiving dividends from the Bank.



         Deposits and Funding Sources

                  Total deposits at September 30, 1999 were $21,857,713. Interest bearing deposits were $20,131,670, or 92% of total deposits. Short-term borrowings were $1,114,532 at September 30, 1999, as compared to $995,000 at December 31,1998. The current balance is comprised of securities sold under an agreement to repurchase, and the December 31, 1998 balance represents short-term borrowings that were used to pay pre-opening expenses incurred prior to the Company's initial public offering.

         Capital Resources and Liquidity

                  The Bank was capitalized through a capital contribution from the Company of $7,600,000.The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of September 30, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized bank holding companies:



                                                            September 30,
                                                                1999

         Tier 1 risk based ...........                        22.89%
              Regulatory minimum .....                         4.00%
              Well-capitalized minimum                         6.00%
         Total risk based ............                        24.12%
              Regulatory minimum .....                         8.00%
              Well-capitalized minimum                        10.00%
         Leverage ....................                        23.30%
              Regulatory minimum .....                         3.00%
              Well-capitalized minimum                         5.00%



                  Liquidity is the measure of the Bank's ability to fund customers' needs for borrowings and deposit withdrawals. In early 1999, the Company's principal sources of funds were the proceeds from the initial public offering. The principal sources going forward will be the deposits, repayment of loans, and funds from Bank operations. During the first nine months of 1998, the Company was not active in the banking business, and the only source of funds were the dividends received on investment securities.



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

       (b) Reports on Form 8-K

         Date of Current Report                          Subject

         September 2, 1999                   Dismissal of independent accountant

         September 2, 1999 (Amendment)       Dismissal of independent accountant

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CITIZENS FIRST CORPORATION




Date:  November 10, 1999                                 /s/ Mary D. Cohron
                                                         ------------------
                                                             Mary D.Cohron
                                                           President and
                                                        Chief Executive Officer
                                                   (Principal Executive Officer)


Date:  November 10, 1999                                 /s/ Gregg A. Hall
                                                         -----------------
                                                             Gregg A. Hall
                                                          Vice President and
                                                       Chief Financial Officer
                                                      (Principal Financial and
                                                           Accounting Officer)

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

   27 Financial Data Schedule for the quarter ended September 30, 1999 (for SEC use only)