Form 10KSB
period 1999-12-31
CITIZENS FIRST CORP
filed 2000-03-24
CIK 1073475

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999

___ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________
                        Commission File Number 333-67435

                           CITIZENS FIRST CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Kentucky                                 61-0912615
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
      Incorporation or Organization)                         42104
                                                          (Zip Code)
1805 Campbell Lane, Bowling Green, Kentucky
(Address of Principal Executive Offices)
Issuer's Telephone Number, Including Area Code: (270)393-0700

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Not Applicable

State issuer's revenues for its most recent fiscal year:  $2,933,454

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 20, 2000: $7,991,040.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                  Outstanding at March 20, 2000
         -----                                  ------------------------------
Common Stock, no par value                                    643,053

Transitional Small Business Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION



                                 Table of Contents




                                     Part I
Item                                                                      Page

1.      Description of Business.............................................2-3

2.      Description of Property.............................................3

3.      Legal Proceedings...................................................3

4.      Submission of Matters to a Vote of Security Holders.................3

                                     Part II

5.     Market for the Common Equity and Related Stockholder Matters........ 4

6.     Management's Discussion and Analysis or Plan of Operation.......... 4-13

7.     Financial Statements.............................................. 14-36

8.     Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure......................                                     37

                                    Part III

9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
       with Section 16(a) of the Exchange Act............................ 38-39

10.   Executive Compensation................................................ 40

11.   Security Ownership of Certain Beneficial Owners and Management........ 41

12.   Certain Relationships and Related Transactions........................ 41

                                     Part IV

13.   Exhibits, Lists and Reports on Form 8-K...........................  42-43

Signatures..............................................................  44-45

                                     Part I

Item 1. Description of Business

Citizens First Corporation ("the Company") was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market. This process includes attracting deposits and converting the deposits into loans and investments. The Company and Bank currently employ twenty-eight employees (twenty-six full-time equivalent employees), and no significant changes in the number of employees are planned.

The Company follows a corporate strategy which focuses on providing the Bank's customers with high quality, personal banking services. Management anticipates that the Bank's deposits will be funded through overall growth in the local market as well as growth in the Bank's market share. The Bank offers products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations. The Bank provides a full range of corporate and retail banking services that include checking, savings, and time deposit accounts; secured and unsecured loans to corporations, individuals, and others; letters of credit; rental of safe deposit boxes; and cash management services. The Bank also offers, through an affiliation with third parties, trust services and investment management services.

The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.

Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans which are then sold on the secondary market (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.

The Bank has spent no appreciable amount in order to determine or develop the services that the Bank offers. Research activities relating to development of Bank services were performed by the officers of the Bank during the organization of the Bank and by those officers after the Bank opened for business.

As a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, the Company is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is also subject to regulation by the Kentucky Department of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the Kentucky Department of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

The Bank is a state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation (of which regular bank examinations are a part) promulgated and enforced primarily by the Federal Deposit Insurance Corporation and the Kentucky Department of Financial Institutions.

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive positions of the Bank in the fiscal year ended December 31, 1999.

The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any one industry.

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 3% is lower than the national unemployment rate of approximately 4%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 8 commercial banks, of which 3 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as trust and international banking services, which the Bank is not providing.

On December 31, 1999, the Company had total consolidated assets of $46 million, total loans of $34 million, total deposits of $37 million and shareholders' equity of $7 million.

Item 2. Description of Property
The main banking office of the Bank, which also serves as the principal office of the Company, is located at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank owns the main office property, which was renovated by the Company prior to formation of the Bank. The Bank also leases property in Bowling Green, which is used as a branch office, located at 901 Lehman Avenue. The lease of this facility provided for an initial term of 1 year beginning on March 1, 1999 with options to extend the lease for two (2) additional two (2) year terms, and the Bank has exercised its option to extend the lease for the first two year term. Base rent is payable in equal monthly installments of $2,200.00 in advance. The base rent will increase at the end of the initial term by the percentage increase in the Consumer Price Index for All Urban Consumers, all Items, U. S.
City Average, published by the U.S. Department of Labor, Bureau of Labor Statistics.

 Item 3. Legal Proceedings
In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company. To the knowledge of management, no proceedings have been or are contemplated by or against any governmental authority in connection with the Bank.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     Part II

Item 5. Market for the Common Equity and Related Stockholder Matters
The common stock of the Company is traded in the over-the-counter market under the symbol CZFC. Prior to the initial public offering of the Company's common stock in February, 1999, no public trading market existed for the stock. As of December 31, 1999 there were approximately 400 shareholders of record of Company common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:

                                                 High               Low
 First quarter, 1999                        $15.00            $15.00
 Second quarter, 1999                        15.81             15.00
 Third quarter, 1999                         16.00             15.00
 Fourth quarter, 1999                        15.75             15.00

The Company has not paid or declared dividends on its common stock. The Company does not intend to pay dividends to common shareholders until such time that the Company begins to generate an adequate profit.

Item 6. Management's Discussion and Analysis or Plan of Operation
Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report. Since the primary asset of the Company is its wholly-owned subsidiary, most of the discussion and analysis relates to the Bank.

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

At the time the Company was converted from an investment company to a bank holding company, it owned an investment portfolio of marketable equity securities valued at approximately $1.5 million. These securities were the primary asset of the Company prior to the formation of the Bank. The majority of these securities were sold in 1999, and the proceeds from the sale of the securities provided a source of cash to the Company. Going forward, the Company's cash requirements are expected to be met by the anticipated growth of customers' deposits. Other than these sources, the Company does not anticipate the need to raise additional funds in the next twelve months. Property and equipment needed for the operation of the Bank had been purchased by March 31, 1999, and no additional significant purchases or sales of plant and equipment are planned. The Company and Bank are fully staffed, and no significant changes in the number of employees are planned.

Total assets of the Company at December 31, 1999 were $45,973,310, an increase of $43,283,904 over the total at December 31, 1998. Stockholders' equity at the end of 1999 was $6,848,648, a $6,123,605 increase from the year ended December 31, 1998.


Income Statement Review

In 1999, the Company recorded a net loss of $(327,622), or $(0.57) per common share. This compares to a net loss of $(395,575) and earnings per share of $(3.72) in 1998. The earnings for 1999 reflect the first year of operations of the Bank, and include the results of the loan, deposit, and investment activity which was not included in the prior years. In addition, earnings for 1999 included income of $1,382,399 from the sale of marketable investment securities.

Net Interest Income

Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund these assets. Factors that influence the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and non-earning assets, and the amount of non-interest bearing deposits supporting earning assets. Net interest income is discussed below.

For the year ended December 31, 1999, net interest income was $871,911 which represents an increase of $866,947 over net interest income of $4,964 in 1998. The increase in 1999 resulted from growth in the Company through the establishment of the Bank. Apart from loans incurred in connection with the organization of the Bank, no loans or deposits were owned by the Company prior to the formation and opening of the Bank. The net interest margin in 1999 was 4.43%. For the year ended December 31, 1998, net interest income did not include any of the assets of the Bank, which did not commence operations until February 1999.

Net Interest Analysis Summary
Average yield on interest earning assets                      7.32%
Average rate on interest bearing liabilities                  4.34%
Net interest-rate spread                                      2.98%
Net interest margin                                           4.43%

Average Consolidated Balance Sheets and Net Interest Analysis - 1999
(In Thousands)

                                           Average   Income/     Yield
                                           Balance   Expense     Rate(%)


ASSETS

Earning Assets
Interest bearing balances due from banks   $   182   $     7       3.89%
Federal funds sold .....................     2,556       126       4.91%
Securities available for sale (including
  equity securities) ...................     4,018       185       4.61%
Loans ..................................    12,919     1,122       8.69%
                                           -------     -----
    Total interest earning assets ......    19,675     1,440       7.32%
                                           -------     -----
Non-earning assets .....................     2,019
                                             -----
    Total assets .......................   $21,694
                                            ======

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing transaction
    and savings accounts ...............   $ 4,024   $    97       2.42%
  Time deposits ........................     8,445       440       5.21%
                                           -------      ----
    Total interest bearing deposits ....    12,469       537       4.31%
Securities sold under agreement
  to repurchase ........................       453        19       4.24%
Other borrowed funds
  Short-term debt ......................       160        12       7.43%
                                           -------      ----
    Total interest bearing liabilities .    13,082       568       4.34%
Non-interest bearing liabilities
  Non-interest bearing deposits ........     1,524
Other Liabilities ......................       394
                                            ------
    Total Liabilities ..................    15,000
Stockholders' equity ...................     6,694
                                            ------
    Total liabilities and
     stockholders' equity ..............   $21,694
                                            ======
Net interest margin ....................   $   872                 4.43%
                                            ======                 ====

Provision for Loan Losses

The provision for loan losses in 1999 was $412,501 or 3.34% of average loans. Net loan charge-offs were $11,581 in 1999. As a percentage of average loans, net charge-offs were 0.09% in 1999.

Non-interest Income

Non-interest income totaled $1,493,120 in 1999 as compared to $0 in 1998. The following table shows the detailed components of non-interest income:

Gain on the sale of securities                                     $1,382,399
Service charges on deposit accounts                                    51,254
Gain on the sale of mortgage loans held for sale                       38,328
Credit life insurance fees                                             13,780
All other non-interest income                                           7,359

In 1999, the Company sold the majority of the investment securities that were held by the Company prior to its conversion from an investment club to a bank holding company. The sale of these securities resulted in a gain of $1,382,534, which is netted against the Bank's loss from the sale of securities of $135, for a consolidated gain of $1,382,399. In addition to the sales of investment securities, the Company realized non-interest income in 1999 from banking operations, which began in 1999.


Non-interest Expenses

Non-interest expenses for 1999 increased $1,779,613, from 1998. The changes to non-interest expense over this period were primarily due to the transition of the Company from an investment club to a bank holding company, and the resultant increase in expenses for employees' wages and benefits, property and equipment, utilities, data processing, advertising and marketing, professional services, and insurance, as follows:

                                                     Increase (Decrease) in
                                                     Non-interest Expenses
                                                          1999 vs. 1998
Wages and employee benefits                          $       1,118,086
Net occupancy expense                                          147,139
Equipment expense                                              195,879
Professional services                                         (177,751)
Data processing                                                 71,239
Franchise and other taxes                                       84,585
Postage                                                          7,548
Telephone                                                       48,618
Supplies                                                        71,858
Courier                                                         16,607
ATM network                                                     21,520
Advertising & marketing                                         92,536
Insurance                                                       31,000
Other operating expenses                                        50,749
                                                        --------------
    Total non-interest expense                          $    1,779,613
                                                        ==============

The increase in expenses in 1999 is a direct result of the formation, staffing, and operation of the Bank, which commenced operations in early 1999.

Income Taxes

Income tax expense has been calculated based on the Company's expected annual rate for 1999. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Any tax benefits which might result from the losses incurred through December 31, 1999 have been offset by a valuation allowance against the related deferred tax asset.

Balance Sheet Review

Assets at year-end 1999 totaled $45,973,310, compared with $2,689,406 at December 31, 1998. On an average basis, total assets were $21,693,846 in 1999. Average interest earning assets were $19,675,202 in 1999.

Loans

Total loans, net of unearned income, averaged $12,919,064 in 1999. At year-end, loans totaled $34,126,628. The Company has experienced strong loan growth in its market area, with particular strength in middle market commercial and commercial real estate.
The following table presents a summary of the loan portfolio by category:

Loans outstanding
December 31, 1999
Commercial                                           $     10,325,468
Commercial real estate                                     15,787,300
Residential real estate                                     3,682,128
Consumer:
 Home equity lines                                            890,823
 Other consumer                                             3,490,348
                                                     ----------------
Total Loans                                          $     34,176,067
Less: Deferred loan fees                                      (49,439)
                                                     ----------------
    Loans, net of unearned income                    $     34,126,628
                                                     ================

Loan Concentrations

Commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels. The primary source of repayment cannot be traced to any specific industry group.

The percentage distribution of the Company's loans, by industry, is shown in the following table:


Loans by Industry

December 31, 1999


As a percentage of total loans

Agriculture .....................................       0.5%

Apartment buildings .............................       2.8%

Construction and land development ...............      10.1%

Finance and insurance ...........................       5.2%

Manufacturing durable goods .....................       6.2%

Services:

Health ..........................................       0.5%

Other than health and hotels ....................       8.5%

Wholesale trade .................................       5.8%

Retail trade:

Restaurants .....................................       7.7%

Automotive ......................................       2.1%

Other ...........................................       5.4%

Other commercial real estate ....................      20.2%

All other commercial loans ......................       2.1%
                                                    -------
Total commercial and commercial real estate loans      77.1%

Residential real estate loans ...................       7.2%

Consumer loans ..................................      15.7%
                                                    -------
Total loans, net of unearned income .............     100.0%


Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area. As of December 31, 1999 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $1.2 million to $400,000. The aggregate amount of these credit relationships was $13.0 million.

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 1999. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities and Rate Sensitivity


 December 31, 1999



                                 One Year    One Through     Over        Total
By maturity date:                or Less     Five Years    Five Years    Loans


Commercial                      $ 7,216,751  $1,081,097  $ 2,027,620  $10,325,468

Commercial real estate            4,419,865   1,324,165   10,043,270   15,787,300
                                -----------  ----------  -----------  -----------

Total                           $11,636,616  $2,405,262  $12,070,890  $26,112,768


Fixed rate loans                $ 5,019,813  $  278,454  $ 3,797,001  $ 9,095,268

Floating rate loans               6,616,803   2,126,808    8,273,889   17,017,500
                                -----------  ----------  -----------  -----------

Total                           $11,636,616  $2,405,262  $12,070,890  $26,112,768
                                -----------  ----------  -----------  -----------

Commercial                      $ 9,010,628  $   14,195  $ 1,300,645  $10,325,468

Commercial real estate           13,048,384     264,259    2,474,657   15,787,300
                                -----------  ----------  -----------  -----------

Total                           $22,059,012  $  278,454  $ 3,775,302  $26,112,768


Fixed rate loans                $ 5,041,512  $  278,454  $ 3,775,302  $ 9,095,268

Floating rate loans              17,017,500           0            0   17,017,500
                                -----------  ----------  -----------  -----------

Total                           $22,059,012  $  278,454  $ 3,775,302  $26,112,768
                                -----------  ----------  -----------  -----------

Asset and Liability Management

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately one-half of the Company's earning assets adjusts simultaneously with changes in the general level of interest rates. Some of the Company's liabilities are issued with fixed terms and can be repriced only at maturity. During periods of falling rates, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes narrower. After interest rates have stabilized, there is a period of time until the rates paid on interest-bearing liabilities decline enough to restore the net interest margin. The opposite effect of increasing net interest income is realized in a rising rate environment. In a stable rate environment, the Bank's net interest margin will be impacted by a change in mix of earning assets with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

Asset Quality

There were no non-performing loans, which include non-accrual loans, accruing loans past due over 90 days, and restructured loans, at year end 1999. There were no non-performing assets, which include non-performing loans, foreclosed real estate, and other foreclosed property, at year-end 1999.

Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

The provision to the allowance for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and review by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 1999, the allowance was $400,920. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 1999, was 1.17%.

Following is a summary of the changes in the allowance for loan losses:

Summary of Loan Loss Experience

For the year ended December 31, 1999

Balance at beginning of year ...............................       $         0

Provision for loan losses ..................................           412,501

Amounts charged off:

Commercial and commercial real estate ......................                 0

Residential real estate ....................................                 0

Consumer ...................................................            11,581

Total loans charged off ....................................            11,581

Recoveries of amounts previously charged off:

Commercial and commercial real estate ......................                 0

Residential real estate ....................................                 0

Consumer ...................................................                 0

Total recoveries ...........................................                 0

Net charge-offs ............................................            11,581
                                                                   -----------

Balance at end of year .....................................       $   400,920


Total loans, net of unearned income:

Average ....................................................       $12,919,064

At December 31 .............................................        34,126,628

As a percentage of average loans:

Net charge-offs ............................................              0.09%

Provision for loan losses ..................................              3.19%

Allowance as a percentage of year-end loans
(excluding mortgage loans held for sale) ...................              1.17%

Allowance as a percentage of non-performing

and restructured loans .....................................              100+%


Management believes that the allowance for loan losses at December 31, 1999, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

Securities, Federal Funds Sold and Resale Agreements
Securities are all classified as available for sale, and averaged $4,018,128 in 1999. The tables below present the carrying value of securities and the maturities and yield characteristics of securities as of December 31, 1999:


Carrying Value of Securities Available for Sale

December 31, 1999
                                                                        Gross        Gross     Estimated

In thousands                                             Amortized    Unrealized   Unrealized     Fair

                                                             Cost        Gains        Losses     Value

U.S. Treasury ..........................................   $  500          0        $   (7)     $  493

U.S. Government agencies ...............................    2,600          0          (123)      2,477

Collateralized mortgage obligations securities .........      965         13           (28)        950

State and municipal obligations ........................        0          0             0           0

Other securities, including equity investment securities      407         63             0         470
                                                           ------     ------           ------    ------

Total securities available for sale ....................   $4,472    $    76         $ (158)     $4,390
                                                           ------    -------         -------     ------

Maturity Distribution of Securities Available for Sale
December 31, 1999


                                                 Over         Over
Dollars in thousands                            One Year    Five Years     Over
                                    One Year    Through      Through        Ten      Total     Equity    Market
                                     or Less   Five Years   Ten Years      Years Maturities  Securities   Value

U.S. Treasury .....................   $    0    $  500    $    0          $    0    $  500    $    0    $  493

U.S. Government agencies ..........    1,000     1,500         0             100     2,600         0     2,477

Collateralized mortgage obligations

and mortgage-backed securities:(1)       691       274         0               0       965         0       950

State and municipal obligations ...        0         0         0               0         0         0         0

Other securities ..................      297       100         0               0       397        10       470
                                      ------    ------    ------          ------    ------    ------    ------

Total securities available for sale   $1,988    $2,374    $    0          $  100    $4,462    $   10    $4,390




Percent of total ..................     44.5%     53.1%        0%           2.2%     99.8%      0.2%

Weighted average yield(2) .........     5.87%     5.58%        0%          6.50%     5.75%      N/A

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 1999 prepayment projections.
(2) The weighted average yields are based on amortized cost.

Deposits
Total deposits averaged $13,992,624 in 1999. Time deposits of $100,000 or more totaled $11,033,646 at December 31, 1999. Interest expense on time deposits of $100,000 or more was $173,671, in 1999. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 1999:

Maturity of Time Deposits of $100,000 or More
December 31, 1999
Three months or less                                                 $ 3,659,730
Over three through six months                                          2,834,363
Over six through twelve months                                         2,802,817
Over one year through two years                                          952,376
Over two years through five years                                        784,360
Over five years                                                                0
                                                                     -----------
Total                                                                $11,033,646

Liquidity, Short-term Borrowings and Capital Resources Information regarding short-term borrowings is presented below:

Short-term Borrowings

Dollars in thousands

                                                         1999             1998
Federal funds purchased and repurchase agreements:

Balance at year end                                     $1,488               $0

Weighted average rate at year end                         4.60%               0%

Average balance during the year                            453                0

Weighted average rate during the year                     4.24%               0%

Maximum month-end balance                                1,488                0

Other short-term borrowings:

Balance at year end                                          0              995

Weighted average rate at year end                            0%            7.35%

Average balance during the year                            160              179

Weighted average rate during the year                     7.43%            7.55%

Maximum month-end balance                                1,370              995

Total short-term borrowings:

Balance at year end                                      1,488              995

Weighted average rate at year end                        4.60%             7.35%

Average balance during the year                           613               179

Weighted average rate during the year                    5.08%             7.55%

Maximum month-end balance                               1,488               995

Repurchase agreements mature in one business day. The rate paid on these accounts is tied to the targeted federal funds rate and is based on a tiered balance calculation.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 1999, the Company and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 10%, 6%, and 5%, respectively and to be categorized as "adequately capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 8%, 4% and 4%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's capital category.

The Company's capital ratios at December 31, 1999 (calculated in accordance with regulatory guidelines) were as follows:

December 31, 1999

Tier I risk-based capital ratio                                           18.82%
   Regulatory minimum                                                      4.00
   "Well-capitalized" minimum                                              6.00
Total risk-based capital ratio                                            19.91
    Regulatory minimum                                                     8.00
   "Well-capitalized" minimum                                             10.00
Tier I leverage ratio                                                     15.00
   Regulatory minimum                                                      4.00
   "Well-capitalized" minimum                                              5.00

The increase in these capital ratios in 1999 is due to the Company's initial public offering on February 17, 1999. The Company has not paid dividends to its shareholders. The Company does not intend to pay dividends to its shareholders until such time as it generates adequate profit.


To maintain a desired level of liquidity, the Company has several sources of funds available. The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. The Company is in the process of applying for membership in the Cincinnati Federal Home Loan Bank in order to be able to obtain advances and lines of credit from the FHLB. The Company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. Because the Bank is not yet profitable, and due to other constraints on the payment of dividends, no funds are available for the payment of dividends to the Company.


Forward-Looking  Statements

     This report contains certain forward-looking statements either expressed or implied, which are provided to assist the reader in making judgements about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainities including, without limitation, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctutations in interest rates, demand for loans in the Company's market area, the adequacy of the Company's allowance for losses on loans, competition and unexpected contingencies that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. These factors could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed herein with respect to future periods.

Item 7. Financial Statements
The following consolidated financial statements of the Company and report of independent auditors are included herein:
       Report of Baird, Kurtz & Dobson, Independent Auditors
       Report of KPMG LLP, Independent Auditors
       Consolidated Balance Sheets--December 31, 1999 and 1998
       Consolidated Statements of Operations --Years ended December 31, 1999 and 1998
       Consolidated  Statements of Changes in Shareholders'  Equity--Years
       ended  December  31,  1999  and  1998
       Consolidated Statements of Cash Flows--Years ended December 31, 1999, and 1998
       Notes to  Consolidated Financial Statements

Independent Accountants' Report



Board of Directors
Citizens First Corporation
Bowling Green, Kentucky


   We have audited the accompanying consolidated balance sheet of CITIZENS FIRST CORPORATION as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITIZENS FIRST CORPORATION as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                          BAIRD, KURTZ & DOBSON





Bowling Green, Kentucky
January 11, 2000

Independent Auditors' Report



The Board of Directors
Citizens First Corporation:


We have audited the accompanying balance sheet of Citizens First Corporation (the Company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     KPMG LLP


Louisville, Kentucky
April 8, 1999

                            CITIZENS FIRST CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                1999               1998
                                                                ----               ----

Cash and due from banks ..................................   $  2,195,339    $     16,817
Federal funds sold .......................................      3,475,000            --
                                                                ---------       ---------
         Cash and cash equivalents .......................      5,670,339          16,817

Available-for-sale securities ............................      4,389,787       1,490,332
Mortgage loans held for sale .............................        114,000            --

Loans ....................................................     34,126,628            --
Less allowance for loan losses ...........................       (400,920)           --
                                                               ----------       ---------
   Net loans .............................................     33,725,708               0

Premises and equipment ...................................      1,641,257       1,088,235
Interest receivable ......................................        259,255            --
Deferred income taxes ....................................         27,960            --
Other ....................................................        145,004          94,022
                                                             ------------    ------------
         Total Assets ....................................   $ 45,973,310    $  2,689,406
                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     1999            1998
                                                                     ----            ----

LIABILITIES

Deposits
     Demand deposits .....................................   $  7,264,845    $       --
     Savings, NOW and money market deposits ..............      3,288,658            --
     Time deposits .......................................     26,576,818            --
                                                               ----------       ---------
         Total Deposits ..................................     37,130,321               0
Securities sold under agreements to repurchase ...........      1,487,878            --
Short-term debt ..........................................           --           995,000
Deferred income taxes ....................................           --           428,314
Accrued interest and other liabilities ...................        506,463         541,049
                                                             ------------    ------------
         Total Liabilities ...............................     39,124,662       1,964,363
                                                             ------------    ------------

STOCKHOLDERS' EQUITY

Common stock, no par value, authorized 1,000,000
shares; issued and outstanding 1999 - 643,053
shares ; 1998 - 106,386 shares ...........................      7,357,477          20,542
Retained earnings (deficit) ..............................       (454,554)       (126,932)
Accumulated other comprehensive income
Unrealized appreciation (depreciation) on
available-for-sale securities, net of
income taxes of $(27,960) and $428,314 for
1999 and 1998, respectively ..............................        (54,275)        831,433
                                                             ------------    ------------
         Total Stockholders' Equity ......................      6,848,648         725,043
                                                             ------------    ------------

         Total Liabilities and Stockholders' Equity ......   $ 45,973,310    $  2,689,406
                                                             ============    ============

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                    1999            1998
                                                                    ----            ----

INTEREST INCOME

   Loans .....................................................   $ 1,122,473    $      --
   Available-for-sale securities .............................       185,007         18,509
   Federal funds sold ........................................       125,559           --
   Other .....................................................         7,295           --
                                                                 -----------    -----------
         Total Interest Income ...............................     1,440,334         18,509
                                                                 -----------    -----------
INTEREST EXPENSE

   Deposits ..................................................       537,300           --
   Securities sold under agreements to repurchase ............        19,230           --
   Short-term debt ...........................................        11,893         13,545
                                                                 -----------    -----------
         Total Interest Expense ..............................       568,423         13,545
                                                                 -----------    -----------
NET INTEREST INCOME ..........................................       871,911          4,964

PROVISION FOR LOAN LOSSES ....................................       412,501           --

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES ...........................................       459,410          4,964
                                                                 -----------    -----------
NONINTEREST INCOME
   Service charges on deposit accounts .......................        51,254           --
   Other service charges and fees ............................        21,139           --
   Income on sale of mortgage loans ..........................        38,328           --
   Net realized gains on sale of available-for-sale securities     1,382,399           --
                                                                 -----------    -----------
         Total Noninterest Income ............................     1,493,120              0
                                                                 -----------    -----------
NONINTEREST EXPENSE
   Salaries and employee benefits ............................     1,235,302        117,216
   Net occupancy expense .....................................       150,677           --
   Equipment expense .........................................       195,879           --
   Deposit insurance premium .................................         3,550           --
   Other operating expenses ..................................       594,744        283,323
                                                                 -----------    -----------
         Total Noninterest Expense ...........................     2,180,152        400,539
                                                                 -----------    -----------
LOSS BEFORE INCOME TAXES .....................................      (227,622)      (395,575)

PROVISION FOR INCOME TAXES ...................................       100,000           --
                                                                 -----------    -----------
NET LOSS .....................................................      (327,622)      (395,575)
                                                                 -----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)

  Unrealized appreciation on available-for-sale
  securities, net of income taxes of $13,741 and
  $120,046 for 1999 and 1998, respectively ...................        26,675        233,031
  Less: reclassification adjustment for appreciation
  included in net income, net of income taxes of
  $470,016 and $0 for 1999 and 1998, respectively ............      (912,383)          --
                                                                 -----------    -----------
                                                                    (885,708)       233,031
                                                                 -----------    -----------
COMPREHENSIVE LOSS ...........................................   $(1,213,330)   $  (162,544)
                                                                 ===========    ===========
NET LOSS PER SHARE - BASIC AND DILUTED .......................   $     (0.57)   $     (3.72)
                                                                  ===========    ===========

                           CITIZENS FIRST CORPORATION


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                     Accumulated
                                                                                       Other
                                                                                   Comprehensive
                                                                                      Income
                                                                                 ---------------
                                                                                    Unrealized
                                                                                    Appreciation
                                                                                   (Depreciation)
                                                                                    on Available-
                                                                                      For-Sale
                                                    Common           Retained        Securities,
                                                    Stock            Earnings            Net             Total

BALANCE, DECEMBER 31, 1997                      $     20,542      $    268,643      $    598,402     $    887,587
Net loss                                                  --          (395,575)               --         (395,575)
on available-for-sale securities,
net of income taxes of $120,046                        --                --              233,031          233,031
                                                 -----------        -----------       -----------      -----------
BALANCE, DECEMBER 31, 1998                            20,542          (126,932)          831,433          725,043
Net loss                                                  --          (327,622)               --         (327,622)
Issuance of common stock                           7,336,935                --                --        7,336,935
on available-for-sale securities,
net of income taxes of $456,275                        --                --             (885,708)        (885,708)
                                                 -----------        -----------       -----------      -----------
BALANCE, DECEMBER 31, 1999                      $  7,357,477      $   (454,554)     $    (54,275)    $  6,848,648
                                                 ===========        ===========       ===========      ===========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                      1999              1998
                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss ...................................................   $   (327,622)   $   (395,575)
   Items not requiring (providing) cash:
     Depreciation and amortization ............................        223,287            --
     Provision for loan losses ................................        412,501            --
     Amortization of premiums and discounts on securities .....          6,573            --
     Net realized gains on disposition of investment securities     (1,382,399)           --
   Changes in:
     Interest receivable ......................................       (259,254)           --
     Mortgage loans held for sale .............................       (114,000)           --
     Prepaid expenses and other ...............................        (95,632)        (94,022)
     Accrued expenses and other liabilities ...................        (34,586)        529,442
                                                                  ------------    ------------
         Net cash provided by (used in) operating activities ..     (1,571,132)         39,845
                                                                  ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans ..................................    (34,138,209)           --
   Purchase of premises and equipment .........................       (731,662)     (1,088,235)
   Proceeds from maturities of available-for-sale securities ..      1,371,989            --
   Proceeds from sales of available-for-sale securities .......      2,103,344            --
   Purchases of available-for-sale securities .................     (6,340,942)        (38,277)
                                                                  ------------    ------------
         Net cash used in investing activities ................    (37,735,480)     (1,126,512)
                                                                  ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, money market,
   NOW and savings accounts ...................................     10,553,503            --
   Net increase in certificates of deposit ....................     26,576,818            --
   Proceeds from issuance (repayment) of short-term debt ......       (995,000)        995,000
   Proceeds from issuance of common stock .....................      7,336,935            --
   Net increase in repurchase agreements ......................      1,487,878            --
                                                                  ------------    ------------
         Net cash provided by operating activities ............     44,960,134         995,000
                                                                  ------------    ------------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
                                                                     5,653,522         (91,667)
CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR .............................................         16,817         108,484
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ........................   $  5,670,339    $     16,817
                                                                  ============    ============

                           CITIZENS FIRST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

NOTE 1:   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

   Citizens First Corporation (the Company) was incorporated in 1975, for the purpose of conducting business as an investment club. The Company is registered under the laws of the Commonwealth of Kentucky and is headquartered in Bowling Green, Kentucky. In September 1998, the Company filed an application with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) to organize and charter Citizens First Bank, Inc. (the Bank) as a new Kentucky bank and a wholly owned subsidiary of the Company. In December 1998, the Company filed an application with the Board of Governors of the Federal Reserve System (FRB) for approval to become a bank holding company under the Holding Company Act of 1956, as amended. On December 28, 1998, the FRB approved the Company's application to become a bank holding company. On January 21, 1999, the FDIC approved the Bank's application for federal deposit insurance subject to certain conditions, including minimum capital requirements, which have been subsequently met by the Bank. The Bank commenced operations on February 18, 1999.

   The Company's operations include one reportable segment; providing a full range of banking and mortgage services to individual and corporate customers in Bowling Green and Warren County, Kentucky. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

   The consolidated financial statements for 1999 include the accounts of the Company and its 100% owned subsidiary, Citizens First Bank, Inc. Significant intercompany accounts and transactions have been eliminated in consolidation. Since the subsidiary was not incorporated until 1999, the financial statements for 1998 include only the accounts of Citizens First Corporation.

Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

   Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, changes in economic conditions may necessitate revision of these estimates in future years. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the subsidiary bank's allowance for losses on loans. Such agencies may require the Company to recognize additional losses based on their judgments of information available to them at the time of their examination.

Investment in Debt and Equity Securities

   Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Realized gains and losses, based on amortized cost of the specific security, are included in other income. Unrealized gains and losses are recorded, net of related income tax effects, in stockholders' equity. Premiums and discounts are amortized and accreted, respectively, to interest income using the level-yield method over the period to maturity.

   Interest and dividends on investments in debt and equity securities are included in income when earned.

Mortgage Loans Held for Sale

   Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold.

Loans

   Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses and any deferred fees or costs on originated loans.

Allowance for Loan Losses

   The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries. The allowance is maintained at a level considered adequate to provide for potential loan losses, based on management's evaluation of the loan portfolio, as well as on prevailing and anticipated economic conditions and historical losses by loan category. General allowances have been established, based upon the aforementioned factors, and allocated to the individual loan categories. Allowances are accrued on specific loans evaluated for impairment for which the basis of each loan, including accrued interest, exceeds the discounted amount of expected future collections of interest and principal or, alternatively, the fair value of loan collateral.

   A loan is considered impaired when it is probable that the Company will not receive all amounts due according to the contractual terms of the loan. This includes loans that are delinquent 90 days or more (nonaccrual loans) and certain other loans identified by management. Accrual of interest is discontinued, and interest accrued and unpaid is removed at the time such amounts are delinquent 90 days. Interest is recognized for nonaccrual loans only upon receipt and only after all principal amounts are current according to the terms of the contract.

Premises and Equipment

   Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

Advertising

   All advertising costs including media advertising for major new campaigns are expensed when incurred. Total advertising expenses totaled $111,107 during 1999.

NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Cash Equivalents

   The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1999 and 1998, cash equivalents consisted of federal funds sold and certain money market accounts with brokers.

Reclassifications

   Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 financial statement presentation. These reclassifications had no effect on net earnings (loss).

Earnings Per Share

   Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

   The computation of per share earnings is as follows:

                                                     1999           1998
                                                     ----           ----

Net loss ..................................   $      (327,622)   $(395,575)
                                              ===============    =========
Average common shares outstanding .........           572,478      106,386
Average potential common shares outstanding              --           --
                                              ---------------    ---------
Average diluted common shares .............           572,478      106,386
                                              ===============    =========

Basic net loss per share ..................   $         (0.57)   $   (3.72)
                                              ================   ==========

Diluted net loss per share ................   $         (0.57)   $   (3.72)
                                              ================    =========

NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES

   The  amortized  cost  and  approximate   fair  value  of   available-for-sale
securities are as follows:

                                                                          December 31, 1999

                                                                        Gross             Gross         Approximate
                                                     Amortized        Unrealized       Unrealized           Fair
                                                       Cost             Gains            Losses            Value

     U. S. Treasury                                $     500,000    $         --      $     (6,565)    $     493,435
     U. S. Government agencies                         2,600,095              --          (123,234)        2,476,861
     Mortgage-backed securities                          964,877          12,573           (28,313)          949,137
     Equity securities                                     9,640          63,304                --            72,944
     Corporate bonds                                     397,410              --                --           397,410
                                                    ------------     -----------       -----------      ------------
                                                   $   4,472,022    $     75,877      $   (158,112)    $   4,389,787
                                                    ============     ===========       ===========      ============

                                                                           December 31, 1998
                                                                        Gross             Gross         Approximate
                                                     Amortized        Unrealized       Unrealized           Fair
                                                       Cost             Gains            Losses            Value
     Equity securities                             $     230,585    $  1,259,747      $         --     $   1,490,332
                                                    ------------     -----------       -----------      ------------
                                                   $     230,585    $  1,259,747      $          0     $   1,490,332
                                                    ============     ===========       ===========      ============



   Maturities of available-for-sale securities at December 31, 1999, are as follows:

                                      Amortized    Approximate
                                         Cost      Fair Value

One year or less .................   $  297,177   $  297,177
After one through five years .....    3,200,328    3,070,529
Mortgage-backed securities not due
on a single maturity date ........      964,877      949,137
Equity securities ................        9,640       72,944
                                     ----------   ----------
                                     $4,472,022   $4,389,787
                                     ==========   ==========

   The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $2,275,000 at December 31, 1999, and $0 at December 31, 1998. The approximate fair value of pledged securities amounted to $2,191,003 at December 31, 1999, and $0 at December 31, 1998.

   Gross gains of $1,382,534 and gross losses of $135 resulting from sales of available-for-sale securities were realized for 1999.


NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

   Categories of loans include:

                                                                                1999                   1998
                                                                                ----                   ----

         Commercial and industrial                                        $     10,325,468       $       --
         Commercial real estate                                                 15,787,300               --
         Residential real estate                                                 3,682,128               --
         Consumer                                                                4,381,171               --
                                                                           ---------------       ----------
         Total loans                                                            34,176,067                0
         Less:    Allowance for loan losses                                       (400,920)              --
                  Deferred loan fees                                               (49,439)              --
                                                                           ---------------       ----------
              Net loans                                                   $     33,725,708       $        0
                                                                           ===============       ==========

There were no impaired loans or allowances for loan losses related to impaired loans during 1999 or 1998.

   Activity in the allowance for loan losses was as follows:

                                  1999         1998
                                  ----         ----

Balance, beginning of year .   $    --      $    --
Provision charged to expense     412,501         --
Losses charged off .........     (11,581)        --
Recoveries .................        --           --
                               ---------    ---------
Balance, end of year .......   $ 400,920    $       0
                               =========    =========

NOTE 4:   PREMISES AND EQUIPMENT

   Major classifications of premises and equipment, stated at cost, are as follows:

                                    1999          1998
                                    ----          ----

Land and land improvements ..   $   651,845    $      --
Buildings and improvements ..       480,770           --
Leasehold improvements ......        83,870           --
Furniture and fixtures ......        86,427           --
Equipment ...................       516,984           --
Construction in progress ....          --        1,088,235
                                -----------    -----------
                                  1,819,896      1,088,235

Less accumulated depreciation      (178,639)          --
                                -----------    -----------
Net premises and equipment ..   $ 1,641,257    $ 1,088,235
                                ===========    ===========

NOTE 5:   INTEREST BEARING DEPOSITS

   Interest bearing deposits in denominations of $100,000 or more were $11,033,646 and $0 on December 31, 1999 and 1998, respectively.

   At December 31, 1999, the scheduled maturities of certificates of deposit are as follows:

                  2000                                          $     20,437,903
                  2001                                                 4,108,007
                  2002                                                 1,086,331
                  2003                                                   160,000
                  2004                                                   282,305
                  Thereafter                                             502,272
                                                                 ---------------

                                                                $     26,576,818
                                                                ================
NOTE 6:    INCOME TAXES
   The provision for income taxes consists of:

                           1999           1998
                           ----           ----

Taxes currently payable   $100,000   $         --
Deferred income taxes           --             --
                          --------   -------------
                          $100,000   $          0
                          --------   -------------

   A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                         1999          1998
                                                         ----          ----

Computed at the statutory rate (34%) ...............   $ (77,400)   $(134,496)
Increase (decrease) resulting from:
    State income taxes, net of federal benefit .....      66,000         --
    Tax exempt municipal income ....................      (1,400)        --
    Change in deferred tax asset valuation allowance     114,300      137,251
    Other ..........................................      (1,500)      (2,755)
                                                       ---------    ---------

Actual tax provision ...............................   $ 100,000    $       0
                                                       =========    =========

The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:

                                                            1999         1998
                                                            ----         ----
Deferred tax assets:
  Allowances for loan losses .........................   $  99,967    $    --
  Start-up costs .....................................     114,275      137,251
  Unrealized loss on available-for-sale securities ...      27,960         --
  Net operating loss carryforwards ...................      20,500
  Deferred loan fees/costs ...........................      16,809         --
                                                         ---------    ---------
                                                           279,511      137,251
                                                         ---------    ---------

Deferred tax liabilities:
  Unrealized gains on available-for-sale securities ..        --       (428,314)
                                                         ---------    ---------
                                                                 0     (428,314)
                                                         ---------    ---------

         Net deferred tax asset (liability) before
         valuation allowance:                              279,511     (291,063)
                                                         ---------    ---------
  Beginning balance ..................................    (137,251)        --
  Change during the year .............................    (114,300)    (137,251)
                                                         ---------    ---------
  Ending balance .....................................    (251,551)    (137,251)
                                                         ---------    ---------

         Net deferred tax asset ......................   $  27,960    $(428,314)
                                                          =========    =========

NOTE 7:   REGULATORY MATTERS

   The Company and subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 1999, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

   The actual capital amounts and ratios on a consolidated and bank-only basis are presented in the following table.

                                                                                                         To be Well
                                                                                                         Capitalized Under
                                                                          For Capital                    Prompt Corrective
                                                 Actual                Adequacy Purposes                 Action Provisions
                                         Amount         Ratio         Amount          Ratio         Amount         Ratio

As of December 31, 1999:
Total Capital (to risk weighted
assets)
     Consolidated                   $   7,303,843        19.4%    $   3,007,507         8.0%    $   3,759,384         10.0%
     Citizens First Bank, Inc.      $   6,237,973        16.8%    $   2,969,339         8.0%    $   3,711,674         10.0%

     Tier 1 Capital (to risk
     Consolidated                   $   6,902,923        18.4%    $   1,503,754         4.0%    $   2,255,630          6.0%
     Citizens First Bank, Inc.      $   5,837,053        15.7%    $   1,484,669         4.0%    $   2,227,004          6.0%

   Tier 1 Capital (to average
     Consolidated                   $   6,902,923        30.5%    $     907,760         4.0%    $   1,134,700          5.0%
     Citizens First Bank, Inc.      $   5,837,053        26.9%    $     867,760         4.0%    $   1,084,700          5.0%


   The subsidiary bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 1999, no retained earnings were available for dividend declaration without prior regulatory approval.


NOTE 8:   TRANSACTIONS WITH RELATED PARTIES

   At December 31, 1999 and 1998, the Company had loans outstanding to executive officers, directors and companies, in which the Company's executive officers or directors were principal owners, in the amount of $1,589,381 and $0, respectively.

   In management's opinion, such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

   Additionally, the Company occupied office space from a stockholder at no charge during 1998.

NOTE 9:   EMPLOYEE BENEFIT PLAN

   During 1999, the Company established a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 1999 were $10,707.


NOTE 10:  ADDITIONAL CASH FLOW INFORMATION

                                                       1999               1998
                                                       ----               ----
Additional Cash Payment Information
Interest paid ............................           $471,961           $      0
Income taxes paid ........................           $    920           $  2,200


NOTE 11:  OTHER OPERATING EXPENSES

   Other operating expenses consist of the following:

                                                        1999              1998
                                                        ----              ----
Advertising ................................          $111,107          $   --
Professional fees ..........................            74,326           252,355
Data processing services ...................            71,239              --
Bank shares tax ............................            84,585              --
Office supplies ............................            73,068              --
Telephone ..................................            48,618              --
Postage ....................................            24,937              --
Other ......................................           106,864            30,968
                                                      --------          --------
     Total .................................          $594,744          $283,323
                                                      ========          ========


NOTE 12:  COMMITMENTS AND CREDIT RISK

   The Company grants commercial, consumer and residential loans to customers primarily in Bowling Green and Warren County, Kentucky. Although the Company has a diversified loan portfolio, loans secured by commercial real estate comprise approximately 20% of the loan portfolio as of December 31, 1999, and loans for construction and land development comprise an additional 10% of the loan portfolio as of December 31, 1999.

   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

   At December 31, 1999, the Company had outstanding commitments to originate loans aggregating approximately $7,425,000. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

   Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

   The Company had total outstanding letters of credit amounting to $101,000 with terms generally maturing within one year.

   At December 31, 1999, approximately 42% of the Company's total time deposits consisted of short-term certificates of deposit having minimum denominations in excess of $100,000.

NOTE 13:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

   Generally accepted accounting principles require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk. Other significant estimates and concentrations not discussed in those footnotes include:

Deposits and Investments

   The Company maintains cash in bank deposit accounts and investments in federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Year 2000 Issue

   Like all entities, the Company is exposed to risks associated with the year 2000 issue, which affects computer software and hardware; transactions with customers, vendors and other entities; and equipment dependent on microchips. The Company recognizes that the year 2000 issue poses a risk beyond January 1, 2000, as errors may not become evident until after that date. The Company has performed the remediation steps it believes necessary to address the year 2000 issue. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the year 2000 issue on third parties with which the Company does business. If remediation efforts of the Company or third parties with which it does business are not successful, the year 2000 problem could have negative effects on the Company's financial condition and results of operations in the near term. The Company does not believe any significant year 2000 problems have occurred.

NOTE 14:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and Cash Equivalents

   For these short-term instruments, the carrying amount approximates fair value.

Investment Securities

   Fair values for investment securities equal quoted market prices, if available. If quoted market prices are not available, fair values are estimated based on quoted market prices of similar securities.

Mortgage Loans Held for Sale

   For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

   The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Deposits

   The fair value of demand deposits, savings accounts, NOW accounts and certain money market deposits is the amount payable on demand at the reporting date, i.e., their carrying amount. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

Securities Sold Under Agreement to Repurchase

   For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Short-Term Debt

   Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit, Letters of Credit and Lines of Credit

   The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

   The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgements by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                               December 31, 1999            December 31, 1998
                                               -----------------            -----------------
                                             Carrying       Fair          Carrying        Fair
                                              Amount        Value          Amount        Value

Financial assets:
  Cash and cash equivalents .............   $ 5,670,339   $ 5,670,339   $    16,817   $    16,817
  Available-for-sale securities .........     4,389,787     4,389,787     1,490,332     1,490,332
  Mortgage loans held for sale ..........       114,000       114,000          --            --
  Interest receivable ...................       259,255       259,255          --            --
  Loans, net of allowance for loan losses    33,725,708    33,757,190          --            --
Financial liabilities:
  Deposits ..............................    37,130,321    37,043,771          --            --
  Securities sold under agreements
  to repurchase..........................     1,487,878     1,487,878          --            --
  Short-term debt .......................          --            --         995,000       995,000
  Interest payable ......................       110,007       110,007          --            --
  Unrecognized financial instruments
    (net of contract amount):
      Letters of credit .................          --            --            --            --
      Commitments to extend credit ......          --            --            --            --

NOTE 15:  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                             CONDENSED BALANCE SHEET
                                DECEMBER 31, 1999
                                ASSETS


   Cash and cash equivalents                                   $         756,973
   Available-for-sale securities                                         470,355
   Investment in Citizens First Bank, Inc.                             5,740,997
   Other assets                                                            6,750
                                                                ----------------
         Total Assets                                          $       6,975,075
                                                                ================
                 LIABILITIES AND STOCKHOLDERS' EQUITY

   Liabilities
     Accrued expenses and other                                $          26,427
     Short-term debt                                                          --
     Deferred income taxes                                                    --
                                                                ----------------
                                                                          26,427
   Stockholders' equity                                                6,948,648
                                                                ----------------
         Total Liabilities and Stockholders' Equity            $       6,975,075
                                                                ================

NOTE 15:  PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1999



OPERATING INCOME

   Investment income from available-for-sale securities   $    25,396
   Gain on sale of available-for-sale securities ......     1,382,534
                                                          -----------
                                                            1,407,930

OPERATING EXPENSES

   Salaries and employee benefits .....................          --
   Professional fees ..................................        37,615
   Interest on short-term debt ........................        11,893
   Other ..............................................        16,664
                                                          -----------
                                                               66,172
INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES AND EQUITY IN LOSS OF SUBSIDIARY..........     1,341,758
PROVISION FOR INCOME TAXES ............................       100,000
                                                          -----------

INCOME (LOSS) BEFORE EQUITY
IN LOSS OF SUBSIDIARY..................................     1,241,758

EQUITY IN LOSS OF SUBSIDIARY ..........................    (1,569,380)
                                                          ------------

NET LOSS ..............................................   $  (327,622)
                                                          ============


NOTE 15:  PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 1999



CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss ................................................   $  (327,622)
   Items not requiring (providing) cash:
     Equity in loss of subsidiary ..........................     1,569,380
     Gain on sale of available-for-sale securities .........    (1,382,534)
     Amortization of premiums and discounts on securities ..            79

   Changes in:
     Other assets ..........................................        87,272
     Other liabilities .....................................      (414,623)
                                                               -----------
         Net cash used in operating activities .............      (468,048)
                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of premises and equipment ......................          --
   Investment in subsidiary ................................    (6,339,720)
   Proceeds from sales of available-for-sale securities ....     1,603,479
   Purchases of available-for-sale securities ..............      (636,490)
   Proceeds from maturities of available-for-sale securities       239,000
                                                               -----------
         Net cash used in investing activities .............    (5,133,731)
                                                               -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of short-term debt ...............          --
   Principal payments of short-term debt ...................      (995,000)
   Proceeds from stock issuance ............................     7,336,935
                                                               -----------
         Net cash provided by financing activities .........     6,341,935
                                                               -----------
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS ...........................................       740,156
CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR .......................................        16,817
                                                               -----------
CASH AND CASH EQUIVALENTS, END OF YEAR .....................   $   756,973
                                                               ===========




Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         At its board meeting on September 2, 1999, the Board of Directors of the Company dismissed KPMG LLP as its independent accountant. This decision was communicated to KPMG LLP on September 9, 1999. During the audits of the Company's two most recent fiscal years and through the interim period September 9, 1999 (i) the reports of KPMG LLP on the financial statements of the Registrant as of and for the years ended December 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles and (ii) there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, nor have there been any reportable events.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth certain information respecting the Company's directors, all of whom will be nominees (for the terms noted) for directors at the Company's Annual Meeting of Shareheolders to be held April 27, 2000.

                                     Year First                                 Business Experience
Name                                  Elected       Positions with              During the Past
and Age                              Director        the Company                  Five Years
-----------------------------------------------------------------------------------------------------------------
Nominees for One-Year
Terms Ending in 2001

Billy J. Bell                          1998         Director                    Co-Owner and
(66)                                                                            Secretary/Treasurer, Mid-South
                                                                                Feeds, Inc. (feed manufacturer)

James H. Lucas                         1998         Director; Secretary to the  Of Counsel (and formerly
(67)                                                Board of Directors          partner), English, Lucas, Priest
                                                                                & Owsley (law firm)

Joe B. Natcher, Jr.                    1998         Director                    President and Chief Executive
(42)                                                                            Officer, Southern Foods, Inc.
                                                                                (food service distributor)

Nominees for Two-Year
Terms Ending in 2002

Barry D. Bray                          1999         Director; Vice-President    Vice-President and Chief Credit
(53)                                                and Chief Credit Officer    Officer of the Company and the
                                                                                Bank since January 1999 and
                                                                                February 1999, respectively;
                                                                                Previously Executive Vice-
                                                                                President and Chief Credit
                                                                                Officer of Trans Financial Bank
                                                                                from 1982 through 1998

Tommy W. Cole                          1999         Director                    Vice-President of Strategic
(44)                                                                            Development, Houchens
                                                                                Industries; Previously Manager
                                                                                for Private Banking, Trans
                                                                                Financial Bank, from 1995 to
                                                                                November 1999

John T. Perkins                        1998         Director; Vice-President    Vice-President and Chief
(57)                                                and Chief Operating Officer Operating Officer of the
                                                                                Company and the Bank since
                                                                                August, 1998 and February,
                                                                                1999, respectively; Previously,
                                                                                Bank Consultant from April
                                                                                1995 to July 1998 and Chief
                                                                                Operating Officer, Trans
                                                                                Financial Bank, from July 1973
                                                                                to April 1995

Nominees for Three-Year
Terms Ending in 2003

Jerry E. Baker                         1998         Director                    Chairman of the Board of
(69)                                                                            Directors, Airgas Mid-America,
                                                                                Inc. (industrial gas and welding
                                                                                equipment)

Mary D. Cohron                         1998         Director; President and     President and Chief Executive
(52)                                                Chief Executive Officer     Officer of the Company and the
                                                                                Bank since August, 1998 and
                                                                                February, 1999, respectively;
                                                                                Previously Board Team
                                                                                Development Services Provider
                                                                                for Kentucky School Boards
                                                                                Association and Strategic
                                                                                Planning and Business
                                                                                Consultant

Floyd H. Ellis                         1998         Chairman of the Board of    Retired President and Chief
                                                    Directors                   Executive Officer, Warren Rural
                                                                                Electric Cooperative
                                                                                Corporation

In addition to Ms. Cohron, Mr. Perkins and Mr. Bray, the Company's other executive officer is Gregg A. Hall. Mr. Hall is 43 years of age, has served as the Company's Vice-President and Chief Financial Officer since January 1,1999 and previously served as Internal Auditor and Senior Vice-President of Trans Financial, Inc.

The Company's directors and executive officers are not subject to compliance with Section 16(a) of the Exchange Act.

Item 10. Executive Compensation

The following  table sets forth  information  with respect to the Company's four
(4) executive  officers for the three (3) fiscal years ended December 31, 1999:



                                                                Long-Term
                                      Annual Compensation       Compensation
                                                                 Awards
Name and                 Fiscal                               Restriced Stock      All Other
Principal Position        Year        Salary     Bonus          Awards          Compensation--1
------------------       ------       ------     -----        ---------------   ------------
Mary D. Cohron

Chief Executive          1999       $96,895    $    0            $    0           $    3,491
Officer and President    1998       $34,615         0                 0                  354
                         1997             0         0                 0                    0

John T. Perkins
Vice-President and       1999       $86,661    $    0            $    0           $    3,363
Chief Operating          1998       $30,769         0                 0                  354
Officer                  1997             0         0                 0                    0



Barry D. Bray
Vice-President and       1999       $77,554    $    0            $    0           $    2,786
Chief Credit Officer     1998         9,030--2      0                 0                    0
                         1997             0         0                 0                    0



Gregg A. Hall
Vice-President and       1999       $83,892    $    0            $    0           $    3,171
Chief Financial          1998        22,792--2      0                 0                    0
Officer                  1997             0         0                 0                    0

1 Other compensation includes: (a) the Company's match of up to 3% of the officers' salaries under the Savings Incentive Match Plan for Employees implemented in September 1999; (b) the cost of life insurance premiums paid by the Company on behalf of the officers for coverage equal to their respective annual salaries, and; (c) the portion of the cost of health insurance coverage for such officers that is paid by the Company. All full-time employees of the Company receive similar benefits from the Company.
2 Compensation in 1998 for Messrs. Bray and Hall consists of payment for consulting services that were incurred and expensed in 1998 and paid in 1999 pursuant to employment contracts with the Company dated January 1, 1999.

 Directors of the Company currently receive no fees for their services in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management
The table below gives information as to the shares of Company common stock beneficially owned as of March 10, 2000 by each Company director and executive officer, and by all such persons as a group. Unless otherwise indicated, beneficial ownership includes both sole voting power and sole investment power.



                                                 Amount and Nature of
                                                Beneficial Ownership of
                                                  Company Common Stock
Name and Beneficial Owner                      As of March 10, 2000                    Percent of Class
-------------------------                         --------------------                 ----------------
Jerry E. Baker ....                                        14,000                            2.18
Billy J. Bell .....                                        14,000--1                         2.18
Barry D. Bray .....                                         9,000--2                         1.40
Mary D. Cohron ....                                        14,000                            2.18
Tommy W. Cole .....                                         5,000                             .78
Floyd H. Ellis ....                                        14,000                            2.18
Gregg A. Hall .....                                         6,867--3                         1.06
James H. Lucas ....                                        10,430                            1.62
Joe B. Natcher, Jr                                          6,700--4                         1.04
John T. Perkins ...                                        10,000--5                         1.55
                                                           -------                          -----
TOTAL:                                                     103,997                          16.17

         1Includes 3,570 shares held in an individual retirement account for the benefit of Mr. Bell.
         2Includes 7,000 shares held in an individual retirement account for the benefit of Mr. Bray and 1,000 shares held by Mr. Bray's wife, Cathy L. Bray.
         3Includes 6,667 shares held in an individual retirement account for the benefit of Mr. Hall and 200 shares jointly owned with Mr. Hall's wife, Desiree Hall.
         4Shares are jointly owned with Mr. Natcher's wife, Cheri Natcher. 5Includes 6,667 shares held in an individual retirement account for the benefit of Mr. Perkins and 3,333 shares held in an individual retirement account for the benefit of Mr. Perkins' wife, Alice J. Perkins.

No person is known to the Company to be the beneficial owner of more than five percent (5%) of Company common stock.

Item 12. Certain Relationships and Related Tranactions

Through the Bank, the Company has had and expects in the future to have banking transactions in the ordinary course of business with directors and executive officers of the Company and their associates. All loans to such persons or their associates have been on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and have not involved more than normal risk of collectibility or other unfavorable features.

The law firm of English, Lucas, Priest & Owsley was paid fees totaling $100,005 in 1999 for legal services rendered by it on behalf of the Company and the Bank in connection with the offering of common stock by the Company, the organization of the Bank and general legal matters. Company director James H. Lucas is Of Counsel to said law firm.

                                     Part IV

Item 13. Exhibits, Lists and Reports on Form 8-K

Exhibits

(a) 3.1 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd. (now Citizens First Corporation) (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

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

  10.2  First  Amendment  to  Employment   Agreement   between   Citizens  First
Corporation and Mary D. Cohron (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

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

 10.15 Employment Agreement between Citizens First Corporation and Todd Kanipe

 11   Statement re: computation of per share earnings

 16   Letter on Change in Certifying  Accountant (incorporated  by reference to
 Exhibit 16 of the Company's Current Report on Form 8-KA dated September 2,1999)

 21   Subsidiaries of the Small Business Issuer

 27 Financial Data Schedule for the year ended December 31, 1999 (for SEC use only)

(b) The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1999.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Citizens First Corporation




Date: March 20, 2000                                      By: /s/Mary D. Cohron
                                                              ------------------
                                                                 Mary D. Cohron
                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



       /s/Mary D. Cohron
       -----------------                                          March 20, 2000
       Mary D. Cohron
       President, Chief Executive Officer
         and Director



       /s/ Gregg A. Hall                                          March 20, 2000
       -----------------
       Gregg A. Hall
       Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis, Chairman                               March 20, 2000
       ----------------------------
       Floyd H. Ellis



       /s/ Jerry E.Baker                                          March 20, 2000
       Jerry E. Baker



       /s/ Billy J. Bell                                          March 20, 2000
       -----------------
       Billy J. Bell



       /s/ Barry D. Bray                                          March 20, 2000
       -----------------
       Barry D. Bray



       /s/ Tommy W. Cole                                          March 20, 2000
       -----------------
       Tommy W. Cole



       /s/ James H. Lucas                                         March 20, 2000
       ------------------
       James H. Lucas



       /s/ Joe B.Natcher, Jr.                                     March 20, 2000
       -----------------------
       Joe B. Natcher



       /s/ John T. Perkins                                        March 20, 2000
       -------------------
       John T. Perkins