Form 10QSB/A
period 1999-03-31
CITIZENS FIRST CORP
filed 2000-05-12
CIK 1073475

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


         Class                                       Outstanding at June 2, 1999


Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                    Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                 3-7

         ITEM 2. Management's Discussion and Analysis or               8-10
                  Plan of Operation

PART II.  OTHER INFORMATION

         ITEM 1. Legal Proceedings                                     11

         ITEM 2. Changes in Securities and Use of Proceeds             11

         ITEM 4. Submission of Matters to a Vote of Security Holders   12

         ITEM 6. Exhibits and Reports on Form 8-K                      14

                         Part I - Financial Information


As more fully described in the Notes to the Consolidated Financial Statements, this report has been amended to recognize the effects of the state corporate income tax liability incurred by the Company in the three-month period ended March 31, 1999. This liability was not recognized in the original filing. This change reduced net equity and net income by $53,863 as of and for the quarter ended March 31, 1999.


Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)


                                                                     March 31,    December 31,
                                                                       1999          1998
Assets

 Cash and due from banks ......................................   $   335,338   $    16,817
 Interest-bearing deposits with banks .........................       394,514          --
 Federal funds sold ...........................................     5,900,000          --
 Securities available for sale (amortized cost of $1,156,913 as of March 31,1999;  $230,585 as of December 31, 1998)
                                                                    1,781,186     1,490,332
 Loans, net of unearned income ................................     2,518,649          --
 Less allowance for loan losses ...............................        25,000          --
                                                                  -----------   -----------
    Net loans .................................................     2,493,649          --
 Premises and equipment, net ..................................     1,736,026     1,088,235
 Other assets .................................................       172,710        94,022
                                                                  -----------   -----------
    Total assets ..............................................   $12,813,423   $ 2,689,406
                                                                  ===========   ===========


 Liabilities and Shareholders' Equity
 Deposits:

    Non-interest bearing ......................................   $   664,072         $--
    Interest bearing ..........................................     3,557,355          --
                                                                  -----------   -----------
    Total deposits ............................................     4,221,427          --
 Other short-term borrowings ..................................          --         995,000

 Other liabilities ............................................       708,085       969,364

                                                                  -----------    -----------

    Total liabilities .........................................     4,929,512     1,964,364

 Shareholders' equity:
Preferred stock, Authorized 500
shares; issued and outstanding
 0 and 0, respectively
                                                                    7,357,477        20,542

    Retained earnings .........................................       114,669      (126,933)

 Accumulated other comprehensive income .......................       411,765       831,433

                                                                   -----------   ----------


    Total shareholders' equity ................................     7,883,911       725,042

                                                                   -----------   ----------

    Total liabilities

      and shareholders' equity ................................   $12,813,423   $ 2,689,406
                                                                  ===========   ===========
 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Income
 (Unaudited)

 For the three months ended March 31                                                   1999             1998

 Interest income

   Loans, including fees                                                            $11,485               $-
   Federal funds sold                                                                35,078                -
   Securities available for sale                                                      6,166            7,306
   Interest-bearing deposits with banks                                               1,847                -
                                                                                    ------------------------
   Total interest income                                                             54,576            7,306
 Interest expense

   Deposits                                                                           8,028                -
   Other short-term borrowings                                                       11,892                -
                                                                                    ------------------------
   Total interest expense                                                            19,920                -
                                                                                    ------------------------
 Net interest income                                                                 34,656            7,306
   Provision for loan losses                                                         25,000                -
 Net interest income after

   provision for loan losses                                                          9,656            7,306
 Non-interest income

   Service charges on deposit accounts                                                  350                -
   Gains (losses) on sales of securities available for sale, net                    743,706                      -
   Other                                                                              1,467                -
                                                                                    -------------------------
   Total non-interest income                                                        745,523                -
 Non-interest expenses

   Compensation and benefits                                                        254,611                -
   Net occupancy expense                                                             31,348                -
   Furniture and equipment expense                                                   29,834                -
   Professional fees                                                                 20,191                -
   Postage, printing & supplies                                                      29,480                -
   Processing fees                                                                   13,312                -
   Advertising                                                                       40,480                -
   Other                                                                             40,459                -
                                                                                    ------------------------
   Total non-interest expenses                                                      459,715                -
                                                                                    ------------------------

 Income before income taxes                                                         295,464            7,306

 Income tax expense                                                                  53,863                -

                                                                                   -------------------------

 Net income                                                                        $241,601           $7,306

                                                                                   =========================


 Diluted earnings per share                                                           $0.68            $0.07
 Basic earnings per share                                                             $0.68            $0.07


 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the three months ended March 31                  1999          1998


 Balance January 1 ............................   $   725,042    $  887,586
   Net income .................................       241,601         7,306
   Other comprehensive income (loss) net of tax      (419,667)      189,736
   Issuance of common stock                         7,336,935             -
                                                  -----------    ----------
 Balance at end of period .....................   $ 7,883,911    $1,084,628
                                                   ==========    ==========

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the periods ended March 31                         1999          1998



Net income                                            $241,601      $7,306
    Other comprehensive income,(loss) net of tax:
    Unrealized holding gains on available for sale
        securities arising during the period ......     71,178     189,736
    Reclassification adjustments for gains
       on securities included in net income
                                                      (490,845)       --
                                                      --------     --------

Total other comprehensive income (loss),
Net of tax                                            (419,667)     189,736
                                                      --------     --------
Comprehensive income (loss) ............            $ (178,066)    $197,042

                                                     ==========    ========


 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (Unaudited)

 For the three months ended March 31
                                                                                      1999              1998

 Cash flows from operating activities:



 Net income
                                                                                   $  241,601           $ 7,306
 Adjustments to reconcile net income to cash
   provided by operating activities:
   Provision for loan losses                                                           25,000                 -
   Gain on sale of securities available for sale                                     (743,706)                -
   Depreciation and amortization of fixed assets                                       22,732                 -
 Decrease in accrued interest receivable                                              (10,250)                -
 Decrease in other assets                                                             (68,438)                -
 Decrease in accrued interest payable                                                   5,439                 -

 Decrease in other liabilities                                                        (50,911)           (9,000)

                                                                                   -----------          --------
   Net cash used in operating  activities                                            (578,533)           (1,694)

 Cash flows from investing activities:

  Net increase in interest-bearing deposits with banks                               (394,514)                -
  Net increase in federal funds sold                                               (5,900,000)                -
 Proceeds from sale of securities available for sale                                  817,378                 -
 Purchase of securities available for sale                                         (1,000,000)          (38,277)
 Net increase in loans                                                             (2,518,649)                -
 Purchases of premises and equipment                                                 (670,523)                -
                                                                                   -----------          --------
   Net cash used in investing activities                                           (9,666,308)          (38,277)

 Cash flows from financing activities:

 Net increase in deposits                                                           4,221,427                 -
 Repayment of short-term borrowings                                                  (995,000)                -
 Proceeds from issuance of common stock                                             7,336,935                 -
                                                                                   ----------           --------
   Net cash provided by financing activities                                       10,563,362                 -
                                                                                   ----------           --------
 Net increase (decrease ) in cash and cash equivalents                                318,521           (39,971)
 Cash and cash equivalents at beginning of year                                        16,817           108,484
                                                                                   ----------          ---------
 Cash and cash equivalents at end of period                                          $335,338           $68,513
                                                                                   ==========          =========


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


         (4) State Corporate Income Taxes

         The Company incurred state corporate income taxes of $53,863 for the quarter ended March 31, 1999 because the losses of the Bank are not deductible for state corporate income tax purposes. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had taxable income primarily as the result of a gain of $743,706 on the sale of marketable securities. The Company had no federal income tax liability for the three-months ended March 31, 1999 based on its consolidated results of operations.

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

         The Company, through the Bank, is now involved in the banking business. The Bank operates in two locations. The main office is located at 1805 Campbell Lane, and one branch office, which opened on March 22, 1999, located at 901 Lehman Avenue.

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

         Results of Operations


                  The Company reported net income of $241,601 for the three months ended March 31, 1999. This includes the gain on the sale of marketable securities of $743,706. Excluding the gain and the resultant tax effect, the net loss for the three months ended March 31, 1999 was $448,242. During the same period in 1998, the Company had net income of $7,306. On a diluted per share basis net income for the three month periods ended March 31, 1999 and 1998 was $0.68 and $0.07 respectively. Excluding the gain on sale of securities and the tax effect, the diluted per share basis of net income would have been $(1.26) for the three months ended March 31, 1999.


         Net Interest Income


                  Net interest  income was $34,656 in the first quarter of 1999.
         Interest income of $54,576 includes $11,485 income on loans and $43,091 income on investment securities, federal funds sold, and interest-bearing deposits with banks. Cash available from the initial capitalization of the Bank was invested in short-term assets, primarily federal funds sold, in anticipation of loan demand. Interest expense of $19,920 includes interest on deposits of $8,028, as well as $11,892 of interest paid on short-term borrowings. The short-term borrowings were needed to finance pre-opening expenses and purchases of property and equipment, and were repaid at the time the Bank was capitalized.


         Non-interest Income

                  Non-interest income for the first quarter of 1999 included a gain on the sale of investment securities of $743,706. These investments were sold in part so that additional capital would be available to be contributed to the Bank, in order to meet minimum capital requirements of the Federal Deposit Insurance Corporation. At December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies. The partial sale of these securities reduces the Company's exposure to loss.

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


         Income Taxes


                  Income tax expense has been calculated based on the Company's expected annual rate for 1999. There was no change in the valuation allowance of $137,251 during the quarter ended March 31, 1999 for federal income taxes. State corporate income taxes of $53,863 are accrued as of March 31, 1999.


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

         Allowance for Loan Losses

                  The provision for loan losses was $25,000 (1.00% of period end loans) for the first quarter of 1999. No loans have been charged off since the Bank began operation on February 18, 1999, and no impaired loans have been identified. The provision for losses on loans is being established to provide for losses inherent in the banking industry and reflects management's evaluation of the risk in the loan portfolio.

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

                                                                       March 31,
                                                                       1999


         Tier 1 risk based ...........                                 66.66%
              Regulatory minimum .....                                  4.00
              Well-capitalized minimum                                  6.00
         Total risk based ............                                 66.89%
              Regulatory minimum .....                                  8.00
              Well-capitalized minimum                                 10.00
         Leverage ....................                                 60.25%
              Regulatory minimum .....                                  3.00
              Well-capitalized minimum                                  5.00




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

The offering proceeds received by the Company have been applied as follows:

Cash capital contribution to the Bank                  $5,552,852
Underwriting discounts                                    563,500
Repayment of short-term borrowings                      1,370,000
Offering expenses                                         149,570
Organizational expenses                                   220,516
Organizational expenses attributable to
  the Bank                                                193,567
                                                     ------------

       Total Uses                                      $8,050,005

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

Item 4. Submission of Matters to a Vote of Security Holders The annual meeting of Shareholders of Citizens First Corporation was held January 6, 1999, at 1805 Campbell Lane, Bowling Green, Kentucky, to elect the Board of Directors of the Company. The following individuals were re-elected to the Board of Directors of the Company for a term of one year. Each was elected by a unanimous vote of the Shareholders.

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

                           CITIZENS FIRST CORPORATION


Date:    May 12, 2000                                 /s/ Mary D. Cohron
                                                      ------------------

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