Form 10QSB/A
period 1999-06-30
CITIZENS FIRST CORP
filed 2000-05-12
CIK 1073475

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

                         Part I - Financial Information


As more fully described in the Notes to the Consolidated Financial Statements, this report has been amended to recognize the effects of the state corporate income tax liability incurred by the Company in the three-month and six-month periods ended June 30, 1999. This liability was not recognized in the original filing. This change reduced net equity and net income by $9,682 and $63,545 for the three-month and six-month periods ended June 30, 1999 respectively.


Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)

                                                                      June 30,    December 31,
                                                                        1999          1998
                                                                       -----          ----
Assets

 Cash and due from banks ......................................   $    739,873    $    16,817
 Interest-bearing deposits with banks .........................        231,593           --
 Federal funds sold ...........................................      1,950,000           --
 Securities available for sale (amortized cost of $4,435,987 as of June 30, 1999;  $230,585 as of  December 31, 1998)
                                                                     4,838,248      1,490,332
 Loans, net of unearned income ................................     12,192,573           --
 Less allowance for loan losses ...............................        122,500           --
                                                                  ------------    -----------
    Net loans .................................................     12,070,073           --
 Premises and equipment, net ..................................      1,711,337      1,088,235
 Accrued interest receivable ..................................        131,004           --
 Other assets .................................................        162,771         94,022
                                                                  ------------    -----------
    Total assets ..............................................   $ 21,834,899    $ 2,689,406
                                                                   ===========    ===========

 Liabilities and Shareholders' Equity
 Deposits:

    Non-interest bearing ......................................   $  1,270,795           $-
    Interest bearing ..........................................     12,606,406           --
                                                                  ------------    -----------

    Total deposits ............................................     13,877,201           --
 Other short-term borrowings ..................................         77,860        995,000
 Accrued interest payable .....................................         37,760         13,545

 Other liabilities ............................................        360,991        955,819

                                                                   -----------    -----------

    Total liabilities .........................................     14,353,812      1,964,364

 Shareholders' equity:
    Preferred stock. Authorized 500 shares ....................
    Common stock, no par value. Authorized 1,000,000 shares;
      issued and outstanding
      643,053 and 106,386, respectively .......................      7,357,477         20,542

    Accumulated deficit .......................................       (141,882)      (126,933)
    Accumulated other comprehensive income ....................        265,492        831,433

                                                                    -----------   -----------

    Total shareholders' equity ................................      7,481,087        725,042
                                                                    -----------   -----------


    Total liabilities
    and shareholders' equity ................................     $ 21,834,899    $ 2,689,406
                                                                  ============    ===========
 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 (Unaudited)

 For the three months ended June 30
                                             1999       1998
                                             -----      ----

 Interest income

   Loans, including fees ..............   $ 166,590     $--
   Federal funds sold .................      30,569      --
   Securities available for sale ......      47,947     4,064
   Interest-bearing deposits with banks       4,225      --
                                            -------    ------
   Total interest income ..............     249,331     4,064
 Interest expense
   Deposits ...........................      71,822      --
   Other short-term borrowings ........         326      --
                                             ------    ------
   Total interest expense .............      72,148      --
                                            -------    ------
 Net interest income ..................     177,183     4,064
   Provision for loan losses ..........      97,500      --
 Net interest income after
   provision for loan losses ..........      79,683     4,064
 Non-interest income
   Service charges on deposit accounts        8,222        --
   Gains on sales of securities
   available for sale .................     145,539        --
   Other ..............................      34,657        --
                                           --------     ------
   Total non-interest income ..........     188,418        --
 Non-interest expenses
   Compensation and benefits ..........     278,575        --
   Net occupancy expense ..............      37,867        --
   Furniture and equipment expense ....      53,653        --
   Professional fees ..................      28,105       420
   Postage, printing & supplies .......      17,107        --
   Processing fees ....................      19,779        --
   Advertising ........................      13,814        --
   Other ..............................      66,069        40
                                            -------    ------
   Total non-interest expenses ........     514,969       460
                                            -------    ------

 Income (loss) before income taxes ....    (246,868)    3,604

 Income tax expense ...................       9,682      --
                                          ---------    ------

 Net income (loss) ....................   $(256,550)   $3,604
                                          =========    ======

 Basic earnings (loss) per share ......   $   (0.40)   $ 0.03
 Diluted earnings (loss) per share ....   $   (0.40)   $ 0.03


 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 (Unaudited)

 For the six months ended June 30            1999        1998
                                            -----        ----
 Interest income

   Loans, including fees ..............   $ 178,075         $-
   Federal funds sold .................      65,647         --
   Securities available for sale ......      54,113     11,370
   Interest-bearing deposits with banks       6,072         --
                                            -------    -------
   Total interest income ..............     303,907     11,370
 Interest expense
   Deposits ...........................      79,850         --
   Other short-term borrowings ........      12,218         --
                                            -------    -------
   Total interest expense .............      92,068         --
                                            -------    -------
 Net interest income ..................     211,839     11,370
   Provision for loan losses ..........     122,500         --
 Net interest income after
   provision for loan losses ..........      89,339     11,370
 Non-interest income

   Service charges on deposit accounts        8,572         --
   Gains on sales of securities
   available for sale .................     889,245         --
   Other ..............................      36,124         --
                                            -------    -------
   Total non-interest income ..........     933,941         --
 Non-interest expenses

   Compensation and benefits ..........     533,186         --
   Net occupancy expense ..............      69,215         --
   Furniture and equipment expense ....      83,487         --
   Professional fees ..................      48,296        420
   Postage, printing & supplies .......      46,587         --
   Processing fees ....................      33,091         --
   Advertising ........................      54,294         --
   Other ..............................     106,528         40
                                            -------    -------
   Total non-interest expenses ........     974,684        460
                                            -------    -------

 Income before income taxes ...........      48,596     10,910

 Income tax expense ...................      63,545         --
                                           --------    -------
 Net income ...........................   $ (14,949)   $10,910
                                            =======    =======
 Basic earnings (loss) per share ......   $   (0.03)   $  0.10
 Diluted earnings (loss) per share ....   $   (0.03)   $  0.10


 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the six months ended June 30
                                    1999           1998
                                    -----          ----


 Balance January 1 ..........   $   725,042    $  887,586
   Net income (loss) ........       (14,949)       10,910
   Other comprehensive income
  (loss) net of tax .........      (565,941)      247,003
   Issuance of common stock       7,336,935          --
                                 ----------    ----------
 Balance at end of period ...   $ 7,481,087    $1,145,499
                                ===========    ==========


 See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the six months ended June 30                          1999         1998
                                                          -----         ----



Net income (loss)                                      $ (14,949)   $ 10,910
 Other comprehensive income (loss), net of tax:
     Unrealized holding gains on available for sale
         securities arising during the period ......      20,960     247,003
     Reclassification adjustments for gains
        on securities included in net income .......    (586,901)          -
                                                        --------    --------


 Total other comprehensive income (loss), net of tax    (565,941)    247,003
                                                        ---------   --------
   Comprehensive income (loss)                        $ (580,890)   $257,913
                                                      ===========   ========


 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (Unaudited)

 For the six months ended June 30

                                                                   1999          1998
                                                                   ----          ----

 Cash flows from operating activities:


 Net income (loss) .......................................   $    (14,949)   $  10,910

 Adjustments to reconcile net income to cash
   provided by operating activities:
   Provision for loan losses .............................        122,500           --
   Gain on sale of securities available for sale .........       (889,245)          --
   Depreciation and amortization of fixed assets .........         93,676           --
 Increase in accrued interest receivable .................       (131,004)          --
 Increase in other assets ................................        (86,147)      (2,200)
 Increase in accrued interest payable ....................         24,215           --

 Decrease in other liabilities ...........................       (303,282)     (11,810)

                                                                ---------     ---------
   Net cash used in operating  activities ................     (1,184,236)      (3,100)

 Cash flows from investing activities:

 Net increase in interest-bearing deposits with banks ....       (231,593)          --
 Net increase in federal funds sold ......................     (1,950,000)          --
 Proceeds from sale of securities available for sale .....        971,597           --
 Proceeds from maturities of securities available for sale        310,641           --
 Purchases of securities available for sale ..............     (4,598,943)     (38,277)
 Net increase in loans ...................................    (12,192,573)          --
 Purchases of premises and equipment .....................       (698,833)          --
                                                              -----------      ---------
   Net cash used in investing activities .................    (18,389,704)     (38,277)

 Cash flows from financing activities:

 Net increase in deposits ................................     13,877,201           --
 Repayment of short-term borrowings ......................       (917,140)          --
 Proceeds from issuance of common stock ..................      7,336,935           --
                                                               ----------    ---------
   Net cash provided by financing activities .............     20,296,996           --
                                                               ----------    ---------
 Net increase (decrease ) in cash and cash equivalents ...        723,056      (41,377)
 Cash and cash equivalents at beginning of year ..........         16,817      108,484
                                                             ------------    ---------
 Cash and cash equivalents at end of period ..............   $    739,873    $  67,107
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


         (4) State Corporate Income Taxes

              The Company incurred state corporate income taxes of $9,682 for the quarter ended June 30, 1999 and $63,545 for the six-month period then ended because the losses of the Bank are not deductible for state corporate income tax purposes. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had taxable income primarily as the result of gains of $145,539 and $889,245 on the sale of marketable securities in the three-month and six-month periods ended June 30, 1999. The Company had no federal income tax liability for the three-month or six month periods ended June 30, 1999 based on its consolidated results of operations.

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

         Results of Operations


                  The Company reported a net loss of $(256,550), or $(0.40) per common share, on a diluted basis, for the second quarter of 1999, as compared to net income of $3,604, or $0.03 per common share on a diluted basis for the second quarter 1998. The second quarter of 1999 includes the gain on the sale of investment securities of $145,539. Excluding the gain and the related tax effect, the net loss from operations for the three months ended June 30, 1999, would have been $(392,407), or $(.61) per common share on a diluted per share basis.

                  The net loss for the six months ended June 30,1999, was $(14,949), or $(0.03) per diluted common share, down from net income of $10,910, or $0.10 per diluted common share for the same period last year. Net income includes $889,245 from the gain on the sale of investment securities. Excluding this gain, the net loss from operations for the six months ended June 30, 1999, would have been $(840,649), or $(1.68) per diluted common share.


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

         Income Taxes


                  Income tax expense has been calculated based on the Company's expected annual rate for 1999. There was no change in the valuation allowance of $137,251 during the second quarter and six-month period ended June 30, 1999 for federal taxes. State corporate income taxes totaled $9,682 for the second quarter and $63,545 for the six-month period ended June 30, 1999.


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

                                                             June 30,
                                                               1999


         Tier 1 risk based ...........                        39.77%
              Regulatory minimum .....                         4.00%
              Well-capitalized minimum                         6.00%
         Total risk based ............                        40.45%
              Regulatory minimum .....                         8.00%
              Well-capitalized minimum                        10.00%
         Leverage ....................                        33.45%
              Regulatory minimum .....                         3.00%
              Well-capitalized minimum                         5.00%




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

                                      CITIZENS FIRST CORPORATION


Date:  May 12, 2000                               /s/ Mary D. Cohron
                                                 ------------------

                                                     Mary D.Cohron
                                                     President and
                                                     Chief Executive Officer
                                                   (Principal Executive Officer)



Date: May 12, 2000                                  /s/ Gregg A. Hall
                                                   -----------------

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