Form 10QSB/A
period 1999-09-30
CITIZENS FIRST CORP
filed 2000-05-12
CIK 1073475

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
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

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

Part I - Financial Information

As more fully described in the Notes to the Consolidated Financial Statements, this report has been amended to recognize the effects of the state corporate income tax liability incurred by the Company in the three-month and nine-month periods ended September 30, 1999. This liability was not recognized in the original filing. This change increased net equity and net income by $2,788 as of and for the quarter ended September 30, 1999, and reduced net equity and net income by $60,757 as of and for the nine-month period ended September 30,1999.


Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)

                                              September 30,     December 31,
                                                 1999              1998
                                                -----              ----
Assets

Cash and due from banks .................   $   1,028,255    $    16,817
Interest-bearing deposits with banks ....           8,766           --
Federal funds sold ......................       2,900,000           --
Securities available for sale
(amortized cost of $4,565,485 as
of September 30, 1999; $230,585 as of
December 31, 1998)
                                                4,956,621      1,490,332
Loans, net of unearned income ...........      19,846,267           --
Less allowance for loan losses ..........         242,500           --
                                            -------------    -----------

   Net loans ............................      19,603,767           --
Premises and equipment, net .............       1,660,846      1,088,235
Accrued interest receivable .............         187,375           --
Other assets ............................         156,553         94,022
                                            -------------    -----------
   Total assets .........................   $  30,502,183    $ 2,689,406
                                            =============    ===========


Liabilities and Shareholders' Equity
Deposits:

   Non-interest bearing .................   $   1,726,043    $        --
   Interest bearing .....................      20,131,670             --
                                             ------------    -----------
   Total deposits .......................      21,857,713             --
Other short-term borrowings .............       1,114,532        995,000
Accrued interest payable ................          75,639         13,545

Other liabilities .......................         333,729        955,819
                                            -------------    -----------

   Total liabilities ....................      23,381,613      1,964,364

Shareholders' equity:
   Preferred stock, no par value ........
   Authorized 500 shares ................            --
   Common stock, no par value ...........
   Authorized 1,000,000 shares;
     issued and outstanding
     643,053 and 106,386, respectively ..       7,357,477         20,542

   Accumulated deficit ..................        (495,057)      (126,933)
   Accumulated other comprehensive income         258,150        831,433
                                              -----------    -----------

   Total shareholders' equity ...........       7,120,570        725,042
                                              -----------    -----------

   Total liabilities
     and shareholders' equity ...........   $  30,502,183    $ 2,689,406
                                            =============    ===========
 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 (Unaudited)


 For the three months ended September 30
                                                          1998
                                             1999       Restated
                                            -----       --------

 Interest income

  Loans, including fees ..............   $ 367,712    $      --
  Federal funds sold .................      35,355           --
  Securities available for sale ......      57,178        2,595
  Interest-bearing deposits with banks         529           --
                                         ---------    ---------
  Total interest income ..............     460,774        2,595
Interest expense

  Deposits ...........................     173,344           --
  Other short-term borrowings ........       7,165           --
                                         ---------    ---------
  Total interest expense .............     180,509           --
                                         ---------    ---------
Net interest income ..................     280,265        2,595
  Provision for loan losses ..........     120,000           --
Net interest income after
  provision for loan losses ..........     160,265        2,595
Non-interest income

  Service charges on deposit accounts       17,794           --
  Gains on sales of securities
  available for sale .................          --           --
  Other ..............................      16,929           --
                                           -------     ---------
  Total non-interest income ..........      34,723           --
Non-interest expenses

  Compensation and benefits ..........     305,214       37,796
  Net occupancy expense ..............      40,495          830
  Furniture and equipment expense ....      53,168           --
  Professional fees ..................      38,567      114,910
  Postage, printing & supplies .......      15,608        1,017
  License fees .......................          --        7,500
  Franchise taxes ....................      25,132           --
  Processing fees ....................      25,304           --
  Advertising ........................       9,760           --
  Other ..............................      37,704          438
                                           -------    ---------
  Total non-interest expenses ........     550,952      162,491
                                          --------    ---------
Income (loss) before income taxes ....    (355,964)    (159,896)

Income tax expense (benefit) .........      (2,788)          --
                                         ---------    ---------
Net income (loss) ....................   $(353,176)   $(159,896)
                                         ==========   =========

 Basic earnings (loss) per share            $(0.55)      $(1.50)
 Diluted earnings (loss) per share          $(0.55)      $(1.50)

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 (Unaudited)
                                                                          1998
 For the nine months ended September 30                 1999           Restated
                                                        ----           --------

 Interest income

  Loans, including fees ......................     $   545,787        $      --
  Federal funds sold .........................         101,002               --
  Securities available for sale ..............         111,291           10,413
  Interest-bearing deposits with banks .......           6,601               --
                                                    ----------         --------
  Total interest income ......................         764,681           10,413
Interest expense

  Deposits ...................................         253,194               --
  Other short-term borrowings ................          19,383               --
                                                      --------         --------
  Total interest expense .....................         272,577               --
                                                       -------         --------
Net interest income ..........................         492,104           10,413
  Provision for loan losses ..................         242,500               --
Net interest income after

  provision for loan losses ..................         249,604           10,413
Non-interest income

  Service charges on deposit accounts ........          26,366               --
  Gains on sales of securities
  available for sale .........................         889,245               --
  Other ......................................          53,053               --
                                                      --------         --------
  Total non-interest income ..................         968,664               --
Non-interest expenses

  Compensation and benefits ..................         838,400           37,796
  Net occupancy expense ......................         109,710              830
  Furniture and equipment expense ............         136,655               --
  Professional fees ..........................          86,863          115,330
  Postage, printing & supplies ...............          62,195            1,017
  Licensing fees .............................              --            7,500
  Franchise taxes ............................          59,507               --
  Processing fees ............................          58,395               --
  Advertising ................................          64,054               --
  Other ......................................         109,857              517
                                                     ---------         --------
  Total non-interest expenses ................       1,525,636          162,990
                                                     ---------         --------
Income (loss) before income taxes ............        (307,368)        (152,577)


Income tax expense ...........................          60,757               --
                                                     ---------         --------
Net income(loss) .............................     $  (368,125)     $  (152,577)
                                                   ===========      ===========

Basic earnings (loss) per share ..............     $     (0.67)     $     (1.43)
Diluted earnings (loss) per share ............     $     (0.67)     $     (1.43)


 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)


 For the nine months ended September 30
                                                                         1998
                                                          1999         Restated
                                                          ----         --------


 Balance January 1                                    $   725,042    $  887,586
  Net income (loss) ...............................      (368,125)     (152,577)
  Other comprehensive income (loss) net of tax ....      (573,282)      138,079
  Issuance of common stock
                                                        7,336,935            --
                                                      -----------    -----------
Balance at end of period ..........................   $ 7,120,570    $  873,088
                                                      ===========    ===========


 See accompanying notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income
 (Unaudited)


 For the nine months ended September 30
                                                                         1998
                                                           1999        Restated
                                                           ----        --------




Net income (loss) ....................................   $(368,125)   $(152,577)
                                                         ---------    ---------
   Other comprehensive income (loss), net of tax:
       Unrealized holding gains on available for sale
           securities arising during the period ......      13,619      138,079
       Reclassification adjustments for gains
          on securities included in net income .......    (586,901)          --
                                                         ---------    ---------


   Total other comprehensive income (loss), net of tax    (573,282)     138,079

                                                         ---------    ---------
   Comprehensive income (loss) .......................   $(941,407)   $ (14,498)
                                                         =========    =========


 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Cash Flows

 (Unaudited)
 For the nine months ended September 30

                                                                              1998
                                                                1999        Restated
                                                                ----        --------

 Cash flows from operating activities:


Net income (loss) .......................................   $   (368,125)   $(152,577)

Adjustments to reconcile net income to cash
  provided by operating activities:
  Provision for loan losses .............................        242,500         --
  Gain on sale of securities available for sale .........       (889,245)        --
  Depreciation and amortization .........................        158,521         --
Increase in accrued interest receivable .................       (187,375)        --
Increase in other assets ................................        (93,188)     (14,200)
Increase in accrued interest payable ....................         62,094         --


Increase(decrease)in other liabilities ..................       (326,761)     133,550
                                                               ----------    ---------

  Net cash used in operating activities .................     (1,401,579)     (33,227)
                                                              ----------    ---------

Cash flows from investing activities:

Net increase in interest-bearing deposits with banks ....         (8,766)          --
Net increase in federal funds sold ......................     (2,900,000)          --
Proceeds from sale of securities available for sale .....        971,596           --
Proceeds from maturities of securities available for sale        969,463           --
Purchases of securities available for sale ..............     (5,389,819)     (38,277)
Net increase in loans ...................................    (19,846,267)          --
Purchases of premises and equipment .....................       (697,370)      (6,032)
                                                             -----------     ---------
  Net cash used in investing activities .................    (26,901,163)     (44,309)
                                                             -----------     ---------

Cash flows from financing activities:

Net increase in deposits ................................     21,857,713           --
Increase in short-term borrowings .......................        119,532           --
Proceeds from issuance of common stock ..................      7,336,935           --
                                                              ----------    ---------
  Net cash provided by financing activities .............     29,314,180           --
                                                              ----------    ---------
Net increase (decrease ) in cash and cash equivalents ...      1,011,438      (77,536)
Cash and cash equivalents at beginning of year ..........         16,817      108,484
                                                            ------------    ---------
Cash and cash equivalents at end of period ..............   $  1,028,255    $  30,948
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


         (5) State Corporate Income Taxes

              The Company incurred a state corporate income tax benefit of $2,788 for the quarter ended September 30, 1999 and tax expense of $60,757 for the nine-month period then ended because the losses of the Bank are not deductible for state corporate income tax purposes. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had taxable income primarily as the result of gains of $889,245 on the sale of marketable securities in the nine-month and period ended September 30, 1999. The Company had no federal income tax liability for the three-month or nine- month periods ended September 30, 1999 based on its consolidated results of operations.

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

         Results of Operations


                  The Company reported a net loss of $(353,176) or $(0.55) per common share, on a diluted basis, for the third quarter of 1999, as compared to a net loss of $(159,896), or $(1.50) per common share on a diluted basis for the third quarter 1998.

                  Net loss for the nine months ended September 30,1999, was $(368,125), or $(0.67) per diluted common share, down from $(152,577), or $(1.43) per diluted common share for the same period last year. The net loss for the nine months ended September 30, 1999, includes $889,245 from the gain on the sale of investment securities. Excluding this gain and the related tax effect, the net loss from operations for the nine months ended September 30, 1999, would have been $(1,196,613) or $(2.18) per diluted common share. Return on equity was (5.62%) for the first nine months of the year and return on assets was (2.17%). Excluding the gain on the sale of investment securities and the related tax effect, return on equity would have been (18.28%) and return on assets would have been (7.07%).

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


         Income Taxes

                  Income tax expense has been calculated based on the Company's expected annual rate for 1999. There was no change in the valuation allowance of $137,251 during the quarter ended September 30, 1999 for federal income taxes. State corporate income taxes of $60,757 are accrued as of September 30,1999.

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


                                                          September 30,
                                                              1999

         Tier 1 risk based ...........                        24.61%
              Regulatory minimum .....                         4.00%
              Well-capitalized minimum                         6.00%
         Total risk based ............                        25.48%
              Regulatory minimum .....                         8.00%
              Well-capitalized minimum                        10.00%
         Leverage ....................                        22.69%
              Regulatory minimum .....                         3.00%
              Well-capitalized minimum                         5.00%



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