Form 10QSB
period 2000-03-31
CITIZENS FIRST CORP
filed 2000-05-15
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   Form 10-QSB

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2000

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

         Class                                       Outstanding at May 15, 2000

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

                         Part I - Financial Information

Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)

                                                                March 31, 2000   December 31, 1999

Assets

Cash and due from banks ......................................   $  1,516,627    $  2,175,135
Interest-bearing deposits with banks .........................        147,987          20,204
Federal funds sold ...........................................      2,325,000       3,475,000
Securities available for sale (amortized cost of $6,923,997 as
  of March 31, 2000; $4,472,022 as of December 31, 1999)            6,865,301       4,389,787
Loans, net of unearned income ................................     37,453,619      34,126,628
Less allowance for loan losses ...............................       (463,020)       (400,920)
                                                                 ------------    ------------
   Net loans .................................................     36,990,599      33,725,708
Premises and equipment, net ..................................      1,596,116       1,641,257
Other assets .................................................        502,471         432,219
                                                                 ------------    ------------
   Total assets ..............................................   $ 50,151,901    $ 45,973,310
                                                                 ============    ============

Liabilities and Shareholders' Equity
Deposits:

  Demand deposits ............................................   $  2,893,217    $  2,877,867
  Savings, NOW and money market deposits .....................      7,289,498       7,675,636
  Time deposits ..............................................     31,710,947      26,576,818
                                                                 ------------    ------------
  Total deposits .............................................     41,893,662      37,130,321
Securities sold under agreements to repurchase ...............      1,143,095       1,487,878
Other liabilities ............................................        467,293         506,463
                                                                 ------------    ------------
   Total liabilities .........................................     43,504,050      39,124,662
Shareholders' equity:
  Preferred stock, Authorized 500 shares; issued and
  outstanding 0 and 0, respectively                                        --              --
  Common stock, no par value authorized 1,000,000
  shares; issued and outstanding 643,053 shares                     7,357,477       7,357,477
  Retained earnings ..........................................       (670,887)       (454,554)
   Accumulated other comprehensive income ....................        (38,739)        (54,275)
                                                                 ------------    ------------
   Total shareholders' equity ................................      6,647,851       6,848,648
                                                                 ------------    ------------
   Total liabilities
     and shareholders' equity ................................   $ 50,151,901    $ 45,973,310
                                                                 ============    ============

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Income
 (Unaudited)

 For the three months ended March 31                                 2000         1999
                                                                     ----         ----

 Interest income

  Loans, including fees .......................................   $ 790,630    $ 11,485
  Federal funds sold ..........................................      37,369      35,078
  Securities available for sale ...............................      95,352       6,166
  Interest-bearing deposits with banks ........................       2,567       1,847
                                                                   --------     --------
  Total interest income .......................................     925,918      54,576
 Interest expense
  Deposits ....................................................     454,314       8,028
  Other short-term borrowings .................................      11,372      11,892
                                                                    -------    --------
  Total interest expense ......................................     465,686      19,920
                                                                    -------    --------
Net interest income ...........................................     460,232      34,656
  Provision for loan losses ...................................      88,500      25,000
Net interest income after
  provision for loan losses ...................................     371,732       9,656
Non-interest income
  Service charges on deposit accounts .........................      35,943         350
  Gains (losses) on sales of securities available for sale, net      (6,700)    743,706
  Other .......................................................       6,733       1,467
                                                                    -------    --------
  Total non-interest income ...................................      35,976     745,523
Non-interest expenses
  Compensation and benefits ...................................     351,150     254,611
  Net occupancy expense .......................................      38,603      31,348
  Furniture and equipment expense .............................      54,851      29,834
  Professional fees ...........................................      24,958      20,191
  Postage, printing & supplies ................................      14,375      29,480
  Processing fees .............................................      28,660      13,312
  Advertising .................................................      33,787      40,480
  Bank Franchise and License Tax ..............................      24,356      18,750
  Other .......................................................      53,301      21,709
                                                                    -------    --------
  Total non-interest expenses .................................     624,041     459,715
                                                                   --------    --------
Income (loss) before income taxes .............................    (216,333)    295,464
Income tax expense ............................................        --        53,863
                                                                  ---------    --------
Net income ....................................................   $(216,333)   $241,601
                                                                  ==========   ========

Diluted earnings per share ....................................   $   (0.34)   $   0.68
Basic earnings per share ......................................   $   (0.34)   $   0.68

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the three months ended March 31                 2000           1999
                                                     ----           ----

Balance January 1 ............................   $ 6,848,648    $   725,042
  Net income (loss) ..........................      (216,333)       241,601
  Other comprehensive income (loss) net of tax        15,536       (419,667)
  Issuance of common stock                                 -      7,336,935
                                                 -----------    -----------
Balance at end of period .....................   $ 6,647,851    $ 7,883,911
                                                 ===========    ===========

 See accompanying notes to consolidated financial statements.


Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the periods ended March 31                          2000        1999
                                                         ----        ----

Net income (loss) ..........................       $  (216,333)   $ 241,601
Other comprehensive income,(loss) net of tax:
  Unrealized holding gains on available for sale
     securities arising during the period               15,536       71,178
  Reclassification adjustments for gains
     on securities included in net income
                                                             -     (490,845)
                                                      --------     --------
Total other comprehensive income (loss), Net of tax
                                                        15,536     (419,667)
                                                      --------     --------
Comprehensive income (loss) .....................  $  (200,797)   $(178,066)
                                                      =========    =========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (Unaudited)

 For the three months ended March 31                             2000            1999
                                                                 ----            ----

Cash flows from operating activities:

Net income ..............................................   $  (216,333)   $    241,601
Adjustments to reconcile net income to cash
  provided by operating activities:
  Provision for loan losses .............................        88,500          25,000
  (Gain) loss on sale of securities available for sale ..         6,700        (743,706)
  Depreciation and amortization of fixed assets .........        59,781          22,732
Increase in accrued interest receivable .................      (100,292)        (10,250)
Decrease (increase) in other assets .....................        13,699         (68,438)
Increase in accrued interest payable ....................        53,164           5,439
Decrease in other liabilities ...........................      (100,517)        (50,911)
                                                            -----------    ------------
  Net cash used in operating  activities ................      (195,298)       (578,533)

Cash flows from investing activities:

 Net increase in interest-bearing deposits with banks ...      (127,783)       (394,514)
 Net decrease (increase) in federal funds sold ..........     1,150,000      (5,900,000)
Proceeds from sale of securities available for sale .....       493,300         817,378
Proceeds from maturities of securities available for sale     1,831,546               0
Purchase of securities available for sale ...............    (4,781,640)     (1,000,000)
Net increase in loans ...................................    (3,447,191)     (2,518,649)
Purchases of premises and equipment .....................             0         670,523
                                                            -----------    ------------
  Net cash used in investing activities .................    (4,881,768)     (9,666,308)

Cash flows from financing activities:

Net increase in deposits ................................     4,763,341       4,221,427
Net decrease in short-term borrowings ...................      (344,783)       (995,000)
Proceeds from issuance of common stock ..................             0       7,336,935
                                                            -----------    ------------
  Net cash provided by financing activities .............     4,418,558      10,563,362
                                                            -----------    ------------
Net increase (decrease ) in cash and cash equivalents ...      (658,508)        318,521
Cash and cash equivalents at beginning of period ........     2,175,135          16,817
                                                            -----------    ------------
Cash and cash equivalents at end of period ..............   $ 1,516,627    $    335,338
                                                            ===========    ============


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

                  The Company's primary source of cash requirements are expected to be met by the anticipated growth of customers deposits, and through the sale of investment securities. In addition, the Bank is in the process of arranging for borrowing capabilities through the Federal Home Loan Bank of Cincinnati. Other than these sources, the Company does not anticipate the need to raise additional funds in the next twelve months. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and Bank are fully staffed and no significant changes in the number of employees are planned

                  The Company follows a corporate strategy which focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.

         Results of Operations

                  For the three months ended March 31, 2000 the Company reported a net loss of $216,333, or $0.34 per diluted share, compared to net income of $241,601, or $0.68 per diluted share for the three months ended March 31, 1999. These results include a loss on the sale of securities of $6,700 for the period ended March 31, 2000, and a gain on the sale of marketable securities of $743,706 for the period ended March 31, 1999. Excluding these securities transactions, and the related tax effects, the net losses would have been $209,633 or $0.33 per share, and $448,242, or $1.26 per share for the three months ended March 31, 2000 and March 31, 1999, respectively.

         Net Interest Income

                  Net interest income was $460,232 in the first quarter of 2000, compared with $34,656 in the comparable 1999 period. First quarter 2000 interest income of $925,918 includes $790,630 income on loans, $95,352 income on investment securities, and $39,936 income on federal funds sold and interest-bearing deposits with banks. Interest expense of $465,686 includes interest on deposits of $454,314, and $11,372 of interest paid on securities sold under agreement to repurchase.

         Non-Interest Income

                  Non-interest  income  was  $35,976  versus  $745,523  for  the periods ended March 31, 2000 and 1999, respectively. Non-interest income for the first quarter of 2000 includes a loss of $6,700 on the sale of investment securities. This loss is due to an investment that was sold and replaced with a higher-yielding security. Non-interest income for the same period in 1999 included a gain on the sale of investment securities of $743,706. These investments were sold in part so that additional capital would be available to be contributed to the Bank, in order to meet minimum capital requirements of the Federal Deposit Insurance Corporation. Also, at December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies. The partial sale of these securities in early 1999 was an effort to reduce the Company's exposure to loss.

         Non-Interest Expense

                  Non-interest expense was $624,041 in the first quarter of 2000, up from $459,715 in the same quarter of 1999, an increase of $164,326 or 36%. Expenses in the first quarter of 2000 included the costs of a full quarter of operations of the Bank, which opened on February 18, 1999. The majority of the year-to-year increase is in compensation and benefits expenses, which increased $96,539, or 38%, from $254,611 in 1999 to $351,150 in 2000.


         Income Taxes

                  Income tax expense has been calculated based on the Company's expected annual rate. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

         Balance Sheet Review
         Overview

                  Total assets at March 31, 2000 were $50,151,901, up from $45,973,310 at December 31,1999, and up from $12,813,423 a year ago.
         Average total assets increased $40,667,850 over the past year to $47,432,804. Average earning assets increased $36,431,474 to $44,027,272.

         Loans

                  The Bank experienced annualized loan growth of 39% from December 31, 1999 to March 31, 2000. At March 31, 2000 loans net of unearned income (excluding mortgage loans held for sale) totaled
         $37,453,619   compared  with  $34,126,628  at  December  31,  1999  and
         $2,493,649 a year ago.

         Asset Quality

                  The allowance for loan losses was $463,020 at March 31, 2000, an increase of $62,100, or 15% over the December 31, 1999 level of $400,920. The allowance represents 1.24% of net loans, up from 1.17% of net loans as of December 31, 1999.

                  The Bank had no non-performing loans at March 31, 2000, or at December 31, 1999. Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had no non-performing assets, which are defined as non-performing loans, foreclosed real estate, and other foreclosed property, as of March 31, 2000 or December 31, 1999.

                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

                  The provision for loan losses was $88,500 (0.24% of period end loans) for the first quarter of 2000. The provision for losses on loans is being established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale

                  Securities (all classified as available for sale) increased from $4,389,787 at December 31, 1999 to $6,865,301 at March 31, 2000.
         At March 31, 1999 securities totaled $1,781,186.

         Deposits and Borrowed Funds

                  Total deposits averaged $39,214,329 in the first quarter of 2000, an increase of $37,994,455 from the comparable 1999 average. As of March 31, 2000, total deposits were $41,893,662, and included $39,000,445 of interest bearing deposits. This compares to total deposits of $37,130,321 at December 31, 1999 which included $34,252,454 of interest bearing deposits. Total deposits at March 31, 1999, were $4,221,427, and interest bearing deposits were $3,557,355.

                  The Bank had $1,143,095 of deposits secured by securities sold under agreements to repurchase as of March 31, 2000. These obligations, which mature in one business day, are swept daily from customers demand deposit accounts. The balance averaged $986,658 in the first quarter of 2000.

         Capital Resources and Liquidity

                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of March 31, 2000, December 31, 1999 and March 31, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                 March 31,   December 31,    March 31,
                                   2000          1999           1999
                                  -----      -----------     --------
Tier 1 risk based ...........      16.54%       18.82%       66.66%
     Regulatory minimum .....       4.00         4.00         4.00
     Well-capitalized minimum       6.00         6.00         6.00
Total risk based ............      17.68%       19.91%       66.89%
     Regulatory minimum .....       8.00         8.00         8.00
     Well-capitalized minimum      10.00        10.00        10.00
Leverage ....................      13.32%       15.00%       60.25%
     Regulatory minimum .....       3.00         3.00         3.00
     Well-capitalized minimum       5.00         5.00         5.00


                  The decrease in capital levels is due in part to the growth in the Company's total assets, which increases the denominator in the capital calculation formula. In addition, net operating losses decrease capital levels, and hence also serve to decrease the capital ratios.

                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first quarter of 2000, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations. In the same quarter of 1999, the principal source of liquidity was the proceeds from the initial public offering in the February 1999.

         Forward-Looking Statements

                  This report contains certain forward-looking statements, either expressed or implied, which are provided to assist the reader in making judgements about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties, including without limitation changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, and competition. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
           The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

       (b) Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended March 31, 2000. An 8-K was filed on April 27,2000 announcing the appointment of Bill Wright as the Corporation's Chief Financial Officer effective May 15,2000. Gregg Hall, the current Chief Financial Officer is resigning effective June 16,2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CITIZENS FIRST CORPORATION


Date:    May 15, 2000                            /s/ Mary D. Cohron
                                                 ------------------

                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

         May 15, 2000                            /s/ Bill D. Wright
                                                 ------------------
                                                     Bill D. Wright

                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

  10.7 Deed of Conveyance from David A. and Karla N. Dozer to Citizens First Corporation (incorporated by reference to Exhibit 10.7 of the corporation's Registration Statement on Form SB-2 [No.333-67435]).

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

10.15 Employment Agreement between Citizens First Corporation and M. Todd Kanipe (incorporated by reference to Exhibit 10.15 of the corporation's Registration Statement on Form 10-KSB [No. 333-67435]).

11      Statement re: Computation of per share earnings

27      Financial Data Schedule for the quarter ended March 31, 2000
        (for SEC use only)