Form 10QSB
period 2000-06-30
CITIZENS FIRST CORP
filed 2000-08-14
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                    Outstanding at August 14, 2000

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                       Page No.

PART I.  FINANCIAL INFORMATION
         ITEM 1.  Financial Statements                                    3-7

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-12

PART II.  OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders       13

         ITEM 6. Exhibits and Reports on Form 8-K                          13

         Signatures                                                        14

         Exhibits                                                       15-18

                         Part I - Financial Information


Item 1. Financial Statements

Consolidated Balance Sheets
 (Unaudited)


                                                                     June 30,      December 31,
                                                                       2000             1999
                                                                       ----             ----
Assets

 Cash and due from banks ......................................   $  2,740,781    $  2,175,135
 Interest-bearing deposits with banks .........................         22,568          20,204
 Federal funds sold ...........................................           --         3,475,000
 Securities available for sale (amortized cost of $6,250,186 as of June 30, 2000; $4,472,022 as of December 31, 1999)
                                                                     6,196,626       4,389,787
Mortgage loans held for sale ..................................         96,000         114,000
 Loans ........................................................     47,945,754      34,126,628
 Less allowance for loan losses ...............................        581,520         400,920
                                                                  ------------    ------------
    Net loans .................................................     47,364,234      33,725,708
 Premises and equipment, net ..................................      1,585,486       1,641,257
 Other assets .................................................        613,893         432,219
                                                                  ------------    ------------
    Total assets ..............................................   $ 58,619,588    $ 45,973,310
                                                                  ============    ============

 Liabilities and Shareholders' Equity
 Deposits:
   Demand deposits ............................................   $  3,279,864    $  2,877,867
   Savings, NOW and money market deposits .....................      7,823,228       7,675,636
   Time deposits ..............................................     37,112,478      26,576,818
                                                                  ------------    ------------
   Total deposits .............................................     48,215,570      37,130,321
 Securities sold under agreements to repurchase ...............      2,423,631       1,487,878
 Other short-term borrowings ..................................      1,000,000            --
 Other liabilities ............................................        420,732         506,463
                                                                  ------------    ------------
    Total liabilities .........................................    52,059,933      39,124,662
 Shareholders' equity:
   Preferred stock, Authorized 500 shares; issued and
     outstanding 0 ................... ........................           --              --
   Common stock, no par value. Authorized 1,000,000
     shares; issued and outstanding 643,053 ...................      7,357,477       7,357,477
   Retained earnings ..........................................       (762,472)       (454,554)
    Accumulated other comprehensive income ....................        (35,350)        (54,275)
                                                                  ------------    ------------

    Total shareholders' equity ................................      6,559,655       6,848,648
                                                                  ------------    ------------
    Total liabilities
      and shareholders' equity ................................   $ 58,619,588    $ 45,973,310
                                                                  ============    ============

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
 (Unaudited)

 For the three months ended June 30
                                              2000         1999
                                             -----        ------

 Interest income
  Loans, including fees ...............  $ 1,042,776   $ 166,590
  Federal funds sold ..................       29,203      30,569
  Securities available for sale .......       94,358      47,947
  Interest-bearing deposits with banks         2,480       4,225
                                           ---------    ---------
  Total interest income ...............    1,168,817     249,331
Interest expense
  Deposits ............................      571,046      71,822
  Other short-term borrowings .........       20,305         326
                                           ---------    ---------
  Total interest expense ..............      591,351      72,148
                                           ---------    ---------
Net interest income ...................      577,466     177,183
  Provision for loan losses ...........      118,500      97,500
                                             -------    --------
Net interest income after
  provision for loan losses ...........      458,966      79,683
                                             -------    --------
Non-interest income
  Service charges on deposit accounts .       57,484       8,222
  Gain (loss) on sales of securities
  available for sale, net .............         --       145,539
  Other ...............................       13,507      34,657
                                           ---------    ---------
  Total non-interest income ...........       70,991     188,418
Non-interest expense
  Compensation and benefits ...........      347,668     278,575
  Net occupancy expense ...............       36,707      37,867
  Furniture and equipment expense .....       44,325      53,653
  Professional fees ...................       38,788      28,105
  Postage, printing & supplies ........       13,355      17,107
  Bank franchise and license tax ......       24,000      15,625
  Processing fees .....................       39,765      19,779
  Advertising .........................       25,728      13,814
  Other ...............................       51,206      50,444
                                             -------   ---------
  Total non-interest expense...........      621,542     514,969
                                             -------   ---------
Income (loss) before income taxes .....  $   (91,585)  $(246,868)
Income tax expense ....................         --         9,682
                                           ---------   ---------
Net income (loss) .....................  $   (91,585)  $(256,550)
                                           =========   =========


Diluted earnings (loss) per share .....  $     (0.14)  $   (0.40)
Basic earnings (loss) per share .......  $     (0.14)  $   (0.40)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
 (Unaudited)

 For the six months ended June 30
                                            2000          1999
                                            ----          ----

 Interest income
  Loans, including fees ..............  $ 1,833,406   $ 178,075
  Federal funds sold .................       66,572      65,647
  Securities available for sale ......      189,710      54,113
  Interest-bearing deposits with banks        5,047       6,072
                                          ---------   ---------
  Total interest income ..............    2,094,735     303,907
Interest expense
  Deposits ...........................    1,025,360      79,850
  Other short-term borrowings ........       31,677      12,218
                                          ---------   ---------
  Total interest expense .............    1,057,037      92,068
                                          ---------   ---------
Net interest income ..................    1,037,698     211,839
  Provision for loan losses ..........      207,000     122,500
                                          ---------   ---------
Net interest income after
  provision for loan losses ..........      830,698      89,339
                                          ---------   ---------
Non-interest income
  Service charges on deposit accounts        93,427       8,572
  Gain (loss) on sales of securities
   available for sale, net ...........       (6,700)    889,245
  Other ..............................       20,240      36,124
                                           --------   ---------
  Total non-interest income ..........      106,967     933,941
Non-interest expenses
  Compensation and benefits ..........      698,818     533,186
  Net occupancy expense ..............       75,310      69,215
  Furniture and equipment expense ....       99,176      83,487
  Professional fees ..................       63,746      48,296
  Postage, printing & supplies .......       27,730      46,587
  Bank franchise and license tax .....       48,356      34,375
  Processing fees ....................       68,425      33,091
  Advertising ........................       59,515      54,294
  Other ..............................      104,507      72,153
                                          ---------   ---------
  Total non-interest expenses ........    1,245,583     974,684
                                          ---------   ---------
Income (loss) before income taxes ....     (307,918)     48,596
Income tax expense ...................         --        63,545
                                         ----------   ---------
Net income (loss) ....................  $  (307,918)  $ (14,949)
                                        ============   =========

Diluted earnings (loss) per share ....  $     (0.48)  $   (0.03)
Basic earnings (loss) per share ......  $     (0.48)  $   (0.03)

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the six months ended June 30

                                                   2000            1999
                                                   -----           ----

 Balance January 1                             $  6,848,648   $   725,042
  Net income (loss) ..........................     (307,918)      (14,949)
  Other comprehensive income (loss) net of tax       18,925      (565,941)
  Issuance of common stock                                -     7,336,935

                                                -----------   -----------
Balance at end of period ..................... $  6,559,655   $ 7,481,087
                                                ===========   ===========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the six months ended June 30
                                                        2000        1999
                                                       -----        ----

Net income (loss) .................................  $(307,918)   $(14,949)
Other comprehensive income,(loss) net of tax:
    Unrealized holding gains on available for sale
        securities arising during the period            14,503      20,960
    Reclassification adjustments for gains (losses)
       on securities included in net income              4,422    (586,901)
                                                     ---------    --------
Total other comprehensive income (loss), Net of tax     18,925    (565,941)
                                                     ---------    --------
Comprehensive income (loss)                          $(288,993)  $(580,890)
                                                     ==========  ==========


 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Cash Flows
 (Unaudited)
 For the six months ended June 30
                                                                  2000            1999
                                                                  ----            ----
 Cash flows from operating activities:
Net income ..............................................  $   (307,918)  $    (14,949)
Adjustments to reconcile net income to cash
  provided by operating activities:
  Provision for loan losses .............................       207,000        122,500
  (Gain) loss on sale of securities available for sale ..         6,700       (889,245)
  Depreciation and amortization of fixed assets .........       110,240         93,676
Increase in accrued interest receivable .................      (259,256)      (131,004)
Decrease (increase) in other assets .....................        44,371        (86,147)
Increase in accrued interest payable ....................       110,007         24,215
Decrease in other liabilities ...........................      (204,019)      (303,282)
                                                           ------------   ------------
  Net cash used in operating  activities ................      (292,875)    (1,184,236)
                                                           ------------   ------------
Cash flows from investing activities:
 Net increase in interest-bearing deposits with banks ...        (2,364)      (231,593)
 Net decrease (increase) in federal funds sold ..........     3,475,000     (1,950,000)
Proceeds from sale of securities available for sale .....       493,300        971,597
Proceeds from maturities of securities available for sale     3,003,742        310,641
Purchase of securities available for sale ...............    (5,279,437)    (4,598,943)
Net increase in loans ...................................   (13,827,526)   (12,192,573)
Purchases of premises and equipment .....................       (25,294)      (698,833)
                                                           ------------   ------------
  Net cash used in investing activities .................   (12,162,579)   (18,389,704)
                                                           ------------   ------------
Cash flows from financing activities:
Net increase in deposits ................................    11,085,249     13,877,201
Net increase (decrease) in short-term borrowings ........     1,935,851       (917,140)
Proceeds from issuance of common stock ..................          --        7,336,935
                                                           ------------   ------------
  Net cash provided by financing activities .............    13,021,100     20,296,996
                                                           ------------   ------------
Net increase in cash and cash equivalents ...............       565,646        723,056
Cash and cash equivalents at beginning of period ........     2,175,135         16,817
                                                           ------------   ------------
Cash and cash equivalents at end of period ..............  $  2,740,781   $    739,873
                                                           ============   ============

 See accompanying notes to consolidated financial statements.

         Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The   accounting   and  reporting   policies  of  Citizens   First
         Corporation (the "Company") and its subsidiary Citizens First Bank, Inc. (the "Bank") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Citizens First Corporation and its wholly-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

              The financial information presented has been prepared from the books and records of the Company and is not audited. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements.

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

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

         General

                  The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.

                  The Bank operates in two locations. The main office is located at 1805 Campbell Lane, and the one branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue.

                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits, and through the sale of investment securities. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank is in the process of finalizing arrangements for borrowing capabilities through the Federal Home Loan Bank of Cincinnati. Other than these sources, the Company does not anticipate the need to raise additional funds in the next twelve months. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and the Bank are fully staffed and no significant changes in the number of employees are planned.

                  The Company follows a corporate strategy which focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.


         Results of Operations
                  For the three months ended June 30, 2000, the Company reported a net loss of $91,585, or $0.14 per diluted share, compared to a net loss of $256,550, or $0.40 per diluted share, for the same period ended June 30, 1999. These results include a gain on the sale of investment securities of $145,539 for the quarter ended June 30, 1999. Excluding these securities transactions, and the related tax effect, the net loss would have been $392,407 or $0.61 per diluted share for the three months ended June 30, 1999.

                  For the six months ended June 30, 2000, the Company reported a net loss of $307,918, or $0.48 per diluted share, compared to a net loss of $14,949, or $0.03 per diluted share, for the same period ended June 30, 1999. Net income includes a loss of $6,700 during the first six months of 2000, and a gain of $889,245 during the same period in 1999, from the sale of investment securities. Excluding these securities transactions and the related tax effect, the net loss for the first six months of 2000 would have been $301,218, or $0.47 per diluted share, compared to a net loss of $840,649, or $1.68 per diluted share, during the same period of 1999.

         Net Interest Income
                  Net interest income was $577,466 in the second quarter of 2000, compared with $177,183 in the comparable 1999 period. Second quarter 2000 interest income of $1,168,817, an increase of $919,486 over the same period in 1999, includes $1,042,776 income on loans, $94,358 income on investment securities, and $31,683 income on federal funds sold and interest-bearing deposits with banks. Interest income of $249,331 during the second quarter of 1999 included $166,590 of income on loans, $47,947 income on investment securities, and $34,794 income on federal funds sold and interest-bearing deposits with banks. Interest expense of $591,351 for second quarter 2000 includes interest on deposits of $571,046, and $20,305 of other short-term borrowings. Second quarter 1999 interest expense of $72,148 consists primarily of interest on deposits.

                  Net interest income was $1,037,698 for the six months ended June 30, 2000, an increase of $825,859 over the total of $211,839 for the same period of 1999. Interest income of $2,094,735 for the first six months of 2000 included $1,833,406 income on loans, $189,710 income on investment securities, and $71,619 income on federal funds sold and interest-bearing deposits with banks. Total interest income of $303,907 for the first six months of 1999 consisted of $178,075 income on loans, $54,113 income on investment securities, and $71,719 income on federal funds sold and interest-bearing deposits with banks. Interest expense for the first half of 2000 totaled $1,057,037, composed of $1,025,360 interest on deposits, and $31,677 interest on other short-term borrowings. The comparable period of 1999 had interest expense of $92,068, of which $79,850 was interest on deposits, and $12,218 was interest on other short-term borrowings.

         Non-Interest Income
                  Non-interest income for the three months ended June 30, 2000 and 1999, respectively, was $70,991 and $188,418. The three months ended June 30, 1999 included a gain on the sale of investment securities of $145,539. These investments were sold in part so that additional capital would be available to be contributed to the Bank, in order to meet minimum capital requirements of the Federal Deposit Insurance Corporation.
                  Non-interest income was $106,967 versus $933,941 for the six months ended June 30, 2000 and 1999, respectively. Non-interest income for the first six months of 2000 includes a loss of $6,700 on the sale of investment securities. This loss is due to an investment that was sold and replaced with a higher-yielding security. Non-interest income for the same period in 1999 included a gain on the sale of investment securities of $889,245. Some of this gain was the result of the previously mentioned sale so that additional capital would be available to be contributed to the Bank. In addition, at December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies. The sale of some of these securities in early 1999 was an effort to reduce the Company's exposure to loss.

         Non-Interest Expense
                  Non-interest expense was $621,542 in the second quarter of 2000, up from $514,969 in the same quarter of 1999, an increase of $106,573 or 21%. Non-interest expense for the six months ended June 30, 2000 and 1999, respectively, was $1,245,583 and $974,684, an increase of $270,899 or 28%. Expenses for the first half of 2000 include the costs of a full six months of operations of the Bank, compared to the comparable period in 1999, during which the Bank opened on February 18, 1999. The majority of the year-to-year increase is in compensation and benefits expenses, which increased $165,632, or 31%, from $533,186 in 1999 to $698,818 in 2000.

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

         Balance Sheet Review
         Overview
                  Total assets at June 30, 2000 were $58,619,588, up from $45,973,310 at December 31,1999, and up from $21,834,899 a year ago.
         Average total assets increased $39,059,057 over the past year to $51,205,210. Average earning assets increased $39,378,172 to $45,208,076 over the past year.

         Loans
                  The Bank experienced annualized loan growth of 81% from December 31, 1999 to June 30, 2000. At June 30, 2000 loans (excluding mortgage loans held for sale) totaled $47,945,754 compared with $34,126,628 at December 31, 1999 and $12,192,573 a year ago.

         Asset Quality
                  The allowance for loan losses was $581,520 at June 30, 2000, an increase of $180,600, or 45% over the December 31, 1999 level of $400,920. The allowance represents 1.21% of net loans, up from 1.17% of net loans as of December 31, 1999.

                  The Bank had no non-performing loans at June 30, 2000, or at December 31, 1999. Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had no non-performing assets, which are defined as non-performing loans, foreclosed real estate, and other foreclosed property, as of June 30, 2000 or December 31, 1999.

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

                  The provision for loan losses was $207,000 for the first six months of 2000. The provision for losses on loans is established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale
                  Securities (all classified as available for sale) increased from $4,389,787 at December 31, 1999 to $6,196,626 at June 30, 2000. At
         June 30, 1999 securities totaled $4,838,248.

         Deposits and Borrowed Funds
                  Total deposits averaged $42,797,649 in the first six months of 2000, an increase of $37,575,099 from the comparable 1999 average. As of June 30, 2000, total deposits were $48,215,570, and included $44,935,706 of interest bearing deposits. This compares to total deposits of $37,130,321 at December 31, 1999 which included $34,252,454 of interest bearing deposits. Total deposits at June 30, 1999, were $13,877,201, and interest bearing deposits were $12,606,406.

                  The Bank had $1,423,631 of deposits secured by securities sold under agreements to repurchase as of June 30, 2000. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. The balance averaged $1,126,920 for the first six months of 2000.

                  The Bank had federal funds purchased of $1,000,000 as well as $1,000,000 of reverse repurchase security agreements with correspondent banks as of June 30, 2000.

         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of June 30, 2000, December 31, 1999 and June 30, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                 June 30,   December 31,  June 30,
                                   2000        1999         1999
                                  -----        -----       -----

Tier 1 risk based ...........      13.39%      18.82%     39.77%
     Regulatory minimum .....       4.00        4.00       4.00
     Well-capitalized minimum       6.00        6.00       6.00
Total risk based ............      14.57%      19.91%     40.45%
     Regulatory minimum .....       8.00        8.00       8.00
     Well-capitalized minimum      10.00       10.00      10.00
Leverage ....................      11.24%      15.00%     33.45%
     Regulatory minimum .....       3.00        3.00       3.00
     Well-capitalized minimum       5.00        5.00       5.00


                  The decrease in capital levels is due in part to the growth in the Company's total assets, which increases the denominator in the capital calculation formula. In addition, net operating losses decrease capital levels, and hence also serve to decrease the capital ratios.

                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first six months of 2000, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations. In the same six months of 1999, the principal source of liquidity was the proceeds from the initial public offering in the February 1999.



         Forward-Looking Statements

                  This  report  contains  certain  forward-looking   statements,
         either expressed or implied, which are provided to assist the reader in making judgments about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties, including without limitation changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and those risks and uncertainities discussed under the heading "Risk Factors" in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed or implied with respect to future periods in any current statements.

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Shareholders was held on April 27, 2000. The following Board of Directors were elected to the terms as listed with the vote totals as shown:

One-Year Terms Ending in 2001
                                                                Votes       Votes
                                                 Votes for     abstained    against
                                                 ---------     ----------   -------

Billy J. Bell ...............................       608,628       0            0
James H. Lucas ..............................       608,628       0            0
Joe B. Natcher, Jr ..........................       598,628       0       10,000


Two-Year Terms Ending in 2002

Barry D. Bray ...............................       608,628       0            0
Tommy W. Cole ...............................       608,628       0            0
John T. Perkins .............................       609,078       0            0

Three-Year Terms Ending in 2003

Jerry E. Baker ..............................       609,078       0            0
Mary D. Cohron ..............................       608,628       0            0
Floyd H. Ellis ..............................       597,278       0       11,350

       The shareholders voted to amend the Company's Articles of Incorporation in the form of an amended Article VII. The amended Article VII provides that the Company's Board of Directors will be classified into three classes, each of which would serve three year terms. Total votes for the amended Articles of Incorporation were 622,478 votes to approve the amendment and 150 votes to abstain.

      The shareholders cast 563,581 votes to ratify the appointment of Baird, Kurtz & Dobson as the Company's independent public accountants for 2000. 30,897 votes were cast against this proposal and 14,150 votes were abstained.

There were no broker nonvotes on any of the item voted on at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
               The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

       (b) Reports on Form 8-K
         An 8-K was filed on April 27, 2000 announcing the appointment of Bill Wright as the Corporation's Chief Financial Officer effective May 15, 2000. Gregg Hall, the former Chief Financial Officer, resigned effective June 16, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    August 14, 2000                             /s/ Mary D. Cohron
                                                     ------------------

                                           President and Chief Executive Officer
                                               (Principal Executive Officer)



         August 14, 2000                             /s/ Bill D. Wright
                                                     ------------------
                                                     Bill D. Wright
                                     Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

   3.4 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.(Included as Exhibit 4.1)

   4 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd.(now Citizens First Corporation) (incorporated by reference to Exhibit 4 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

  4.1 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.

10.16Employment Agreement between Citizens First Corporation and Bill D. Wright
         (incorporated by reference to Exhibit 10 of the Corporation's
         Form 8-K dated April 27,2000).

  11   Statement re: Computation of per share earnings.

  27   Financial Data Schedule for the quarter ended June 30, 2000
        (for SEC use only).