Form 10QSB
period 2000-09-30
CITIZENS FIRST CORP
filed 2000-11-13
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2000

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

         Class                                  Outstanding at November 13, 2000

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                  3-8

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-12

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                        13

         Signatures                                                      14

         Exhibits                                                     15-18

                  Part I - Financial Information

Item 1. Financial Statements


Consolidated Balance Sheets
 (Unaudited)

                                                              September 30, 2000  December 31, 1999
Assets
 Cash and due from banks .......................................   $  1,879,098    $  2,175,135
 Interest-bearing deposits with banks ..........................         26,174          20,204
 Federal funds sold ............................................      1,200,000       3,475,000
 Securities available for sale (amortized cost of $5,862,463 as
of September 30, 2000; $4,472,022 as of December 31, 1999)            5,860,393       4,389,787
Mortgage loans held for sale ...................................         99,000         114,000
 Loans .........................................................     53,136,745      34,126,628
 Less allowance for loan losses ................................        706,620         400,920
                                                                   ------------    ------------
    Net loans ..................................................     52,430,125      33,725,708
 Premises and equipment, net ...................................      1,534,881       1,641,257
 Other assets ..................................................        625,131         432,219
                                                                   ------------    ------------
    Total assets ...............................................   $ 63,654,802    $ 45,973,310
                                                                   ============    ============


 Liabilities and Shareholders' Equity
 Deposits:
   Demand deposits .............................................   $  3,421,385    $  2,877,867
   Savings, NOW and money market deposits ......................      8,984,775       7,675,636
   Time deposits ...............................................     40,151,111      26,576,818
                                                                   ------------    ------------
   Total deposits ..............................................     52,557,271      37,130,321
 Securities sold under agreements to repurchase ................      2,011,110       1,487,878
 Other short-term borrowings ...................................      1,924,000            --
 Other liabilities .............................................        584,383         506,463
                                                                   ------------    ------------
    Total liabilities ..........................................     57,076,764      39,124,662
 Shareholders' equity:
   Preferred stock, no par value authorized 500 shares; issued
   and outstanding 0 and 0, respectively                                     --              --
   Common stock, no par value authorized 1,000,000
     shares; issued and outstanding 643,053 shares, respectively      7,357,477       7,357,477
   Retained earnings ...........................................       (778,073)       (454,554)
    Accumulated other comprehensive income .....................         (1,366)        (54,275)
                                                                   ------------    ------------
    Total shareholders' equity .................................      6,578,038       6,848,648
                                                                   ------------    ------------

    Total liabilities
      and shareholders' equity .................................   $ 63,654,802    $ 45,973,310
                                                                   ============    ============

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Income
 (Unaudited)

 For the three months ended September 30:

                                               2000          1999
                                              -----          ----
 Interest income
  Loans, including fees ...............   $ 1,211,847    $ 367,712
  Federal funds sold ..................         6,648       35,355
  Securities available for sale .......        93,407       57,178
  Interest-bearing deposits with banks            531          529
                                          -----------    ---------
  Total interest income ...............     1,312,433      460,774
Interest expense
  Deposits ............................       675,129      173,344
  Other short-term borrowings .........        26,974        7,165
                                          -----------    ---------
  Total interest expense ..............       702,103      180,509
                                          -----------    ---------
Net interest income ...................       610,330      280,265
  Provision for loan losses ...........       126,000      120,000
Net interest income after
  provision for loan losses ...........       484,330      160,265
Non-interest income
  Service charges on deposit accounts .        62,132       17,794
  Gains (losses) on sales of securities
  available for sale, net .............          (127)        --
  Other ...............................        14,783       16,929
                                          ------------   ----------
  Total non-interest income ...........        76,788       34,723
Non-interest expenses
  Compensation and benefits ...........       305,514      305,214
  Net occupancy expense ...............        43,229       40,495
  Furniture and equipment expense .....        55,574       53,168
  Professional fees ...................        13,625       38,567
  Postage, printing and supplies ......        18,876       15,608
  Bank franchise and license tax ......        24,000       25,132
  Processing fees .....................        39,144       25,304
  Advertising .........................        24,468        9,760
  Other ...............................        52,289       37,704
                                          ------------   ----------
  Total non-interest expenses .........       576,719      550,952
                                          ------------   ----------
Income (loss) before income taxes .....   $   (15,601)   $(355,964)
Income tax expense ....................          --         (2,788)
                                          ------------   ----------
Net income (loss) .....................   $   (15,601)   $(353,176)
                                          ============   ==========

Diluted earnings (loss) per share ......  $     (0.02)   $   (0.55)
Basic earnings (loss) per share ........  $     (0.02)   $   (0.55)

 See accompanying notes to consolidated financial statements.


Consolidated Statements of Income
 (Unaudited)

 For the nine months ended September 30:      2000           1999
                                             -----           ----
 Interest income
  Loans, including fees ..............   $ 3,045,253    $   545,787
  Federal funds sold .................        73,220        101,002
  Securities available for sale ......       283,117        111,291
  Interest-bearing deposits with banks         5,578          6,601
                                         -----------    -----------
  Total interest income ..............     3,407,168        764,681
Interest expense
  Deposits ...........................     1,700,489        253,194
  Other short-term borrowings ........        58,651         19,383
                                         -----------    -----------
  Total interest expense .............     1,759,140        272,577
                                         -----------    -----------
Net interest income ..................     1,648,028        492,104
  Provision for loan losses ..........       333,000        242,500
Net interest income after
  provision for loan losses ..........     1,315,028        249,604
Non-interest income
  Service charges on deposit accounts        155,559         26,366
  Gain (loss) on sales of securities
  available for sale, net ............        (6,827)       889,245
  Other ..............................        35,023         53,053
                                          ----------    -----------
  Total non-interest income ..........       183,755        968,664
Non-interest expenses
  Compensation and benefits ..........     1,004,332        838,400
  Net occupancy expense ..............       118,539        109,710
  Furniture and equipment expense ....       154,750        136,655
  Professional fees ..................        77,371         86,863
  Postage, printing and supplies .....        46,606         62,195
  Bank franchise and license tax .....        72,356         59,507
  Processing fees ....................       107,569         58,395
  Advertising ........................        83,983         64,054
  Other ..............................       156,796        109,857
                                         -----------    -----------
  Total non-interest expenses ........     1,822,302      1,525,636
                                         -----------    -----------
Income (loss) before income taxes ....      (323,519)      (307,368)
Income tax expense ...................          --           60,757
                                         ------------   ------------
Net income (loss) ....................   $  (323,519)   $  (368,125)
                                         ============   ============

Diluted earnings (loss) per share ....   $     (0.50)   $     (0.67)
Basic earnings (loss) per share ......   $     (0.50)   $     (0.67)

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the nine months ended September 30:             2000            1999
                                                     ----            ----

Balance January 1 ............................   $ 6,848,648    $   725,042
  Net income (loss) ..........................      (323,519)      (368,125)
  Other comprehensive income (loss) net of tax        52,909       (573,282)
  Issuance of common stock ...................            --      7,336,935
                                                 -----------     -----------

Balance at end of period .....................   $ 6,578,038    $ 7,120,570
                                                 ===========    ===========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the nine months ended September 30:                 2000          1999
                                                         ----          ----

Net income (loss) .................................   $(323,519)   $(368,125)
    Unrealized holding gains on available for sale
        securities arising during the period ......      48,402       13,619
    Reclassification adjustments for gains
       on securities included in net income               4,507     (586,901)
                                                      ---------    ----------

Total other comprehensive income (loss), Net of tax      52,909     (573,282)
                                                      ---------   ----------
Comprehensive income (loss) .......................   $(270,610)   $(941,407)
                                                      ==========   ==========


 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Cash Flows
 (Unaudited)
 For the nine months ended September 30:

                                                                   2000           1999
                                                                   ----           ----
 Cash flows from operating activities:
 Net income ..............................................   $   (323,519)   $   (368,125)
 Adjustments to reconcile net income to cash
   provided by operating activities:
   Provision for loan losses .............................        333,000         242,500
   (Gain) loss on sale of securities available for sale ..          6,827        (889,245)
   Depreciation and amortization of fixed assets .........        166,116         158,521
 Increase in accrued interest receivable .................       (254,865)       (187,375)
 Decrease (increase) in other assets .....................         12,086         (93,188)
 Increase in accrued interest payable ....................        126,847          62,094
 Decrease in other liabilities ...........................        (76,003)       (326,761)
                                                             ------------    ------------
   Net cash used in operating  activities ................         (9,511)     (1,401,579)

 Cash flows from investing activities:
  Net increase in interest-bearing deposits with banks ...         (5,970)         (8,766)
  Net decrease (increase) in federal funds sold ..........      2,275,000      (2,900,000)
 Proceeds from sale of securities available for sale .....        808,300         971,596
 Proceeds from maturities of securities available for sale      3,271,719         969,463
 Purchase of securities available for sale ...............     (5,463,270)     (5,389,819)
 Net increase in loans ...................................    (19,022,417)    (19,846,267)
Disposal of premises and equipment .......................          1,491              --
 Purchases of premises and equipment .....................        (25,562)       (697,370)
                                                             ------------    ------------
   Net cash used in investing activities .................    (18,160,709)    (26,901,163)

 Cash flows from financing activities:
 Net increase in deposits ................................     15,426,951      21,857,713
 Net increase in short-term borrowings ...................      2,447,232         119,532
 Proceeds from issuance of common stock ..................             --       7,336,935
                                                             ------------    ------------
   Net cash provided by financing activities .............     17,874,183      29,314,180
                                                             ------------    ------------
 Net increase (decrease ) in cash and cash equivalents ...       (296,037)      1,011,438
 Cash and cash equivalents at beginning of period ........      2,175,135          16,817
                                                             ------------    ------------
 Cash and cash equivalents at end of period ..............   $  1,879,098    $  1,028,255
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

         (4) State Corporate Income Taxes
              The Company incurred a state corporate income tax benefit of $2,788 for the quarter ended September 30, 1999 and tax expense of $60,757 for the nine-month period then ended because the losses of the Bank are not deductible for state corporate income tax purposes. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had taxable income primarily as the result of gains of $889,245 on the sale of marketable securities in the nine-month period ended September 30, 1999. The Company had no federal income tax liability for the three-month or nine-month periods ended September 30, 2000 based on its consolidated results of operations.

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

         General
                  The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.
                  The Company follows a corporate strategy that focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.
                  The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement
         Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
                  Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary lending focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans which are then sold on the secondary market (each individually) to a correspondent.
                  The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
                  The Bank operates in two locations. The main office is located at 1805 Campbell Lane, and the one branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue.

         Results of Operations
                  For the three months ended September 30, 2000, the Company reported a net loss of $15,601, or $0.02 per diluted share, compared to a net loss of $353,176, or $0.55 per diluted share, for the same period ended September 30, 1999.
                  For the nine months ended September 30, 2000, the Company reported a net loss of $323,519, or $0.50 per diluted share, compared to a net loss of $368,125, or $0.67 per diluted share, for the same period ended September 30, 1999. Net loss includes a loss of $6,827 during the first nine months of 2000, and a gain of $889,245 during the same period in 1999, each from the sale of investment securities. Excluding these securities transactions and the related tax effect, the net loss for the first nine months of 2000 would have been $316,692, or $0.49 per diluted share, compared to a net loss of $1,196,613, or $2.18 per diluted share, during the same period of 1999.

         Net Interest Income
                  Net interest income was $610,330 in the third quarter of 2000, compared with $280,265 in the comparable 1999 period. Third quarter 2000 interest income of $1,312,433, an increase of $851,659 over the same period in 1999, includes $1,211,847 income on loans, $93,407 income on investment securities, and $7,179 income on federal funds sold and interest-bearing deposits with banks. Interest income of $460,774 during the third quarter of 1999 included $367,712 of income on loans, $57,178 income on investment securities, and $35,884 income on federal funds sold and interest-bearing deposits with banks. Interest expense of $702,103 for third quarter 2000 includes interest on deposits of $675,129, and $26,974 of other short-term borrowings. Third quarter 1999 interest expense of $180,509 consists primarily of interest on deposits. The growth of the balance sheet, particularly loans and deposits, over this period contributed significantly to the increase of net interest income.
                  Net interest income was $1,648,028 for the nine months ended September 30, 2000, an increase of $1,155,924 over the total of $492,104 for the same period of 1999. Interest income of $3,407,168 for the first nine months of 2000 included $3,045,253 income on loans, $283,117 income on investment securities, and $78,798 income on federal funds sold and interest-bearing deposits with banks. Total interest income of $764,681 for the first nine months of 1999 consisted of $545,787 income on loans, $111,291 income on investment securities, and $107,603 income on federal funds sold and interest-bearing deposits with banks. Interest expense for the first nine months of 2000 totaled $1,759,140, composed of $1,700,489 interest on deposits, and $58,651 interest on other short-term borrowings. The comparable period of 1999 had interest expense of $272,577, of which $253,194 was interest on deposits, and $19,383 was interest on other short-term borrowings.

         Non-Interest Income
                  Non-interest income for the three months ended September 30, 2000 and 1999, respectively, was $76,788 and $34,723. Service charges on deposit accounts comprised the largest part of non-interest income for both time periods, totaling $62,132 during the third quarter of 2000, and $17,794 for the same period of 1999.
                  Non-interest income was $183,755 versus $968,664 for the nine months ended September 30, 2000 and 1999, respectively. Non-interest income for the first nine months of 2000 includes a loss of $6,827 on the sale of investment securities. This loss is due to an investment that was sold and replaced with a higher-yielding security, and to an investment sold to help fund loan growth. Non-interest income for the same period in 1999 included a gain on the sale of investment securities of $889,245. Some of this gain was from investments sold in part so that additional capital would be available to be contributed to the Bank, in order to meet minimum capital requirements of the Federal Deposit Insurance Corporation. In addition, at December 31, 1998, the investment securities owned by the Company included concentrations in the stocks of certain publicly traded companies. The sale of some of these securities in early 1999 was an effort to reduce the Company's exposure to loss.

         Non-Interest Expense
                  Non-interest expense was $576,719 in the third quarter of 2000, up from $550,952 in the same quarter of 1999, an increase of $25,767 or 4.7%. Non-interest expense for the nine months ended September 30, 2000 and 1999, respectively, was $1,822,302 and $1,525,636, an increase of $296,666 or 19.4%. Expenses for the first three quarters of 2000 include the costs of a full nine months of operations of the Bank, compared to the comparable period in 1999, during which the Bank opened on February 18, 1999. The majority of the year-to-year increase is in compensation and benefits expenses, which increased $165,932, or 19.8%, from $838,400 in 1999 to $1,004,332 in
         2000, mainly as a result of a full nine months of operations in 2000.

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


         Balance Sheet Review

         Overview
                  Total assets at September 30, 2000 were $63,654,802, up from $45,973,310 at December 31,1999, and up from $30,502,183 a year ago.
         Average total assets for the third quarter of 2000 were $59,730,856, up $33,265,873 from the third quarter of 1999 average of $26,464,983.

         Loans
                  The Bank experienced annualized loan growth of 74% from December 31, 1999 to September 30, 2000. At September 30, 2000 loans (excluding mortgage loans held for sale) totaled $53,136,745 compared with $34,126,628 at December 31, 1999 and $19,846,267 a year ago.

         Asset Quality
                  The allowance for loan losses was $706,620 at September 30, 2000, an increase of $305,700, or 76% over the December 31, 1999 level of $400,920. The allowance represents 1.33% of period-end loans, up from 1.17% of loans as of December 31, 1999.
                  The Bank had non-performing loans totaling $518,000 at September 30, 2000, compared to none at December 31, 1999 or September 30, 1999. Included in the non-performing loan total are two loans to one customer, totaling $141,000, that were placed on non-accrual status during the third quarter of 2000. These loans are secured by partially developed real estate. The remaining $377,000 of non-performing loans are comprised of four loans, to the same customer previously mentioned, that are accruing but past due 90 days or more. These four loans are secured by residential real estate. In management's estimation, the potential loss to the Bank on these six non-performing loans is less than $50,000. Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing assets of $518,000, comprised of the above mentioned non-performing loans, at the end of the third quarter of 2000. Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The bank had no non-performing assets as of December 31, 1999 or September 30, 1999.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision for loan losses was $333,000 for the first nine months of 2000. The provision for losses on loans is established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale
                  Securities (all classified as available for sale) increased from $4,389,787 at December 31, 1999 to $5,860,393 at September 30,
         2000. At September 30, 1999 securities totaled $4,956,621.

         Deposits and Borrowed Funds
                  Total deposits averaged $50,613,318 in the third quarter of 2000, an increase of $32,606,257 from the comparable 1999 quarterly average of $18,007,061. As of September 30, 2000, total deposits were $52,557,271, and included $49,135,886 of interest bearing deposits. This compares to total deposits of $37,130,321 at December 31, 1999, which included $34,252,454 of interest bearing deposits. Total deposits at September 30, 1999, were $21,857,713, and interest bearing deposits were $20,131,670.
                  The Bank had $2,011,110 of deposits secured by securities sold under agreements to repurchase as of September 30, 2000. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. The balance averaged $1,283,968 for the first nine months of 2000.


         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of September 30, 2000, December 31, 1999 and September 30, 1999; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                                  September 30,               December 31,             September 30,
                                                      2000                      1999                      1999
                                                     -----                      ----                      ----

         Tier 1 risk based ...........               12.31%                     18.82%                    24.61%
              Regulatory minimum .....                4.00                       4.00                      4.00
              Well-capitalized minimum                6.00                       6.00                      6.00
         Total risk based ............               13.56%                     19.91%                    25.48%
              Regulatory minimum .....                8.00                       8.00                      8.00
              Well-capitalized minimum               10.00                      10.00                     10.00
         Leverage ....................               10.34%                     15.00%                    22.69%
              Regulatory minimum .....                3.00                       3.00                      3.00
              Well-capitalized minimum                5.00                       5.00                      5.00


                  The decrease in capital levels is due in part to the growth in the Company's total assets, which increases the denominator in the capital calculation formula. In addition, net operating losses decrease capital levels, and hence also serve to decrease the capital ratios.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits, and through the sale of investment securities. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati. Other than these sources, the Company does not anticipate the need to raise additional funds in the next twelve months. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and the Bank are fully staffed and no significant changes in the number of employees are planned.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first nine months of 2000, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations. In the same nine months of 1999, the principal source of liquidity was the proceeds from the initial public offering in the February 1999, coupled with the acquisition of customer's deposits.



         Forward-Looking Statements
                  This  report  contains  certain  forward-looking   statements,
         either expressed or implied, which are provided to assist the reader in making judgments about the Company's possible future financial performance. Such statements are subject to certain risks and uncertainties, including without limitation changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area, competition, and those risks and uncertainties discussed under the heading "Risk Factors" in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission. The factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed or implied with respect to future periods in any current statements.

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

       (b)  Reports on Form 8-K
            No reports on Form 8-K were filed during the quarter ended September 30,2000.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    November 13, 2000                           /s/ Mary D. Cohron
                                                     ------------------

                                           President and Chief Executive Officer
                                              (Principal Executive Officer)



         November 13, 2000                           /s/ Bill D. Wright
                                                     ------------------
                                                     Bill D. Wright

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

 3.4 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.1 of the corporation's Form 10-QSB dated June 30,2000).

 4 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd.(now Citizens First Corporation) (incorporated by reference to Exhibit 4 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

 4.1 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.(incorporated by reference to Exhibit 4.1 of the corporation's Form 10-QSB dated June 30,2000).

10.17 First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe.

11      Statement re: Computation of per share earnings.

27 Financial Data Schedule for the quarter ended September 30, 2000 (for SEC use only).