Form 10KSB
period 2000-12-31
CITIZENS FIRST CORP
filed 2001-03-16
CIK 1073475

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

___ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _________
                        Commission File Number 333-67435

                           CITIZENS FIRST CORPORATION
                   (Name of Small Business Issuer in Its Charter)

      Kentucky                                           61-0912615
      --------                                           ----------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
     Incorporation or Organization)

1805 Campbell Lane, Bowling Green, Kentucky                   42104
-------------------------------------------                   -----
(Address of Principal Executive Offices)                    (Zip Code)
Issuer's Telephone Number, Including Area Code: (270) 393-0700
                                                --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year:  $5,191,963

State  the  aggregate   market  value  of  the  voting  common  equity  held  by
non-affiliates of the registrant on March 16, 2001: $8,041,545.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                    Outstanding at March 16, 2001
         -----                                    ------------------------------
Common Stock, no par value                                    643,053

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's Proxy Statement for the Annual Meeting of Shareholders to be held April 19,2001, are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format:  Yes ___     No   X
                                                               ---

                           CITIZENS FIRST CORPORATION




                                 Table of Contents




                                     Part I

Item                                                                       Page

1.     Description of Business........................................      2-3

2.     Description of Property........................................        3

3.     Legal Proceedings..............................................        3

4.     Submission of Matters to a Vote of Security Holders............        3
                                    Part II

5.     Market for the Common Equity and Related Stockholder Matters....       4

6.     Management's Discussion and Analysis or Plan of Operation.......    4-17

7.     Financial Statements............................................   18-47

8.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................      48

                                    Part III

9.     Directors, Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act...............      49

10.   Executive Compensation...........................................      49

11.   Security Ownership of Certain Beneficial Owners and Management...      49

12.   Certain Relationships and Related Transactions...................      49

                                    Part IV

13.   Exhibits, Lists and Reports on Form 8-K..........................   50-51

Signatures.............................................................   52-53

                                     Part I

Item 1. Description of Business

Citizens First Corporation ("the Company") was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County Kentucky market. This business includes attracting deposits and converting the deposits into loans and investments. The Company and the Bank currently employ twenty-nine employees (twenty-seven full-time equivalent employees), and no significant changes in the number of employees are planned.

The Company's strategy focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations. The Bank provides a full range of corporate and retail banking services that include checking, savings, and time deposit accounts; secured and unsecured loans to corporations, individuals, and others; letters of credit; rental of safe deposit boxes; and cash management services. The Bank also offers, through an affiliation with third parties, trust services and investment management services.

The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and money market accounts) to longer-term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.

Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans that are then sold on the secondary market (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and the Visa Debit Card Program.

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

Compliance with federal, state, and local provisions regulating the discharge of materials into the environment had no material effect on the capital expenditures, earnings and competitive positions of the Bank in the fiscal year ended December 31, 2000.

The business of the Bank is not considered to be seasonal nor is the Bank's business dependent on any one industry.

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 3% is lower than the national unemployment rate of approximately 4%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 10 commercial banks, of which 3 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions as well as consumer and commercial finance companies, insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as trust and international banking services, which the Bank is not providing.

On December 31, 2000, the Company had total consolidated assets of $74.1 million, total loans of $61 million, total deposits of $62.5 million and shareholders' equity of $6.7 million.

Item 2. Description of Property
The main banking office of the Bank, which also serves as the principal office of the Company, is located at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank owns the main office property, which was renovated by the Company prior to formation of the Bank. The Bank also leases property in Bowling Green, located at 901 Lehman Avenue, which is used as a branch office. The lease of this facility provides for an initial term of one year beginning on March 1, 1999 with options to extend the lease for two (2) additional two (2) year terms, and the Bank has exercised its option to extend the lease for the first two year term. Base rent is payable in equal monthly installments of $2,266 in advance.

Item 3. Legal Proceedings
In the ordinary course of operations, the Bank could be a defendant in various legal proceedings incidental to the business. In the opinion of management, there is no material legal proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     Part II

Item 5. Market for the Common Equity and Related Stockholder Matters
The common stock of the Company is traded in the over-the-counter market under the symbol CZFC. Prior to the initial public offering of the Company's common stock in February, 1999, no public trading market existed for the stock. As of December 31, 2000 there were approximately 400 shareholders of record of Company common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:
                                                  High               Low
     First quarter, 1999                        $15.00            $15.00
     Second quarter, 1999                        15.81             15.00
     Third quarter, 1999                         16.00             15.00
     Fourth quarter, 1999                        15.75             15.00
     First quarter, 2000                         15.75             14.00
     Second quarter, 2000                        15.25             14.00
     Third quarter, 2000                         15.13             14.25
     Fourth quarter, 2000                        15.55             14.25

The Company has not paid or declared dividends on its common stock. Holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. The Company does not intend to pay dividends to common shareholders until such time that the Company begins to generate an adequate profit as determined by the Board of Directors.

Item 6. Management's Discussion and Analysis or Plan of Operation
Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the audited consolidated financial statements and notes included in this report. Since the primary asset of the Company is its wholly owned subsidiary, the Bank, most of the discussion and analysis relates to the Bank.

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

At the time the Company was converted from an investment company to a bank holding company, it owned an investment portfolio of marketable equity securities valued at approximately $1.5 million. These securities were the primary asset of the Company prior to the formation of the Bank. The majority of these securities were sold in 1999, and the proceeds from the sale of the securities provided a source of cash to the Company. Since the opening of the Bank, the Company's cash requirements have been met primarily by the growth of customers' deposits, and by the cash generated from the sale of the investment portfolio mentioned above. In November 2000, $850,000 of the cash at the holding company, generated from the sale of the investment portfolio, was injected as capital into the Bank. Management anticipates the Company will need to raise funds during 2001 to further capitalize the Bank. Property and equipment needed for the operation of the Bank were purchased by March 31, 1999, and no additional significant purchases or sales of plant and equipment are planned. The Company and Bank are fully staffed, and no significant changes in the number of employees are planned.

Total assets of the Company at December 31, 2000 were $74,072,470, an increase of $28,099,160 over the total at December 31, 1999. Stockholders' equity at the end of 2000 was $6,672,226, a $176,422 decrease from the year ended December 31, 1999.



Income Statement Review

In 2000, the Company recorded a net loss of $(288,248), or $(0.45) per common share. This compares to a net loss of $(327,622) and a loss per share of $(0.57) in 1999. In addition, earnings for 2000 include a loss of $(6,827), and for 1999 a gain of $1,382,399, from the sale of marketable investment securities.

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

For the year ended December 31, 2000, net interest income was $2,324,215, an increase of $1,452,304 over net interest income of $871,911 in 1999. The increase in 2000 resulted from continued growth of loans and deposits during the first full year of the Bank, which did not begin operations until February 1999. The net interest margin in 2000 was 4.29%, compared to 4.43% in 1999.

Net Interest Analysis Summary
                                                       2000              1999
                                                       ----              ----
Average yield on interest earning assets               8.94%             7.32%
Average rate on interest bearing liabilities           5.55%             4.34%
Net interest-rate spread                               3.39%             2.98%
Net interest margin                                    4.29%             4.43%

Average Consolidated Balance Sheets and Net Interest Analysis - 2000
(In Thousands)                              Average    Income/      Average
                                            Balance    Expense      Rate (%)
                                            -------    -------      --------
ASSETS
Earning Assets
Federal funds sold and other ...........   $ 1,959    $  115         5.86%
Securities available for sale (including
  equity securities) ...................     6,215       394         6.33%
Federal Home Loan Bank Stock ...........        46         3         7.22%
Loans ..................................    45,980     4,415         9.44%
                                            ------    -------
    Total interest earning assets ......    54,200     4,927         8.94%
                                                      -------
Non-earning assets .....................     3,568
                                           -------
    Total assets .......................   $57,768
                                           =======

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing transaction accounts    $ 8,299    $  268         3.23%
  Savings accounts .....................       689        18         2.68%
  Time deposits ........................    35,725     2,197         6.15%
                                            ------    -------
    Total interest bearing deposits ....    44,713     2,483         5.55%
Securities sold under agreement
  to repurchase ........................     1,502        75         4.99%
Other borrowed funds
  Federal Funds Purchased and ..........
    other short-term debt ..............       132         9         6.98%
  FHLB Borrowings ......................       517        35         6.72%
                                            ------    -------
    Total interest bearing liabilities .    46,863     2,602         5.55%
Non-interest bearing liabilities
  Non-interest bearing deposits ........     3,746
Other Liabilities ......................       478
                                           -------
    Total Liabilities ..................    51,087
Stockholders' equity ...................     6,681
                                           -------
    Total liabilities and
     stockholders' equity ..............   $57,768
                                           =======
Net interest margin ....................             $ 2,324         4.29%
                                                      ======        ======

Average Consolidated Balance Sheets and Net Interest Analysis - 1999
(In Thousands)                             Average    Income/      Average
                                           Balance    Expense      Rate (%)
                                           -------    -------      --------
ASSETS
Earning Assets
Federal funds sold and other ...........   $ 2,738    $  133       4.86%
Securities available for sale (including
  equity securities) ...................     4,018       185       4.61%
Loans ..................................    12,919     1,122       8.69%
                                            ------    ------
    Total interest earning assets ......    19,675     1,440       7.32%
                                                      ------
Non-earning assets .....................     2,019
                                            ------
    Total assets .......................   $21,694
                                           =======

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing transaction accounts    $ 3,747    $   90       2.41%
  Savings accounts .....................       277         7       2.49%
  Time deposits ........................     8,445       440       5.21%
                                            ------      ----
    Total interest bearing deposits ....    12,469       537       4.31%
Securities sold under agreement
  to repurchase ........................       453        19       4.24%
Other borrowed funds
  Federal Funds Purchased and...........
    other short-term debt ..............       160        12       7.43%
  FHLB Borrowings ......................         0         0          0%
                                            ------      ----
    Total interest bearing liabilities .    13,082       568       4.34%
Non-interest bearing liabilities
  Non-interest bearing deposits ........     1,524
Other Liabilities ......................       394
                                            ------
    Total Liabilities ..................    15,000
Stockholders' equity ...................     6,694
                                            ------
    Total liabilities and
     stockholders' equity ..............   $21,694
                                           =======
Net interest margin ....................             $   872       4.43%
                                                      ======       ====

Provision for Loan Losses

The provision for loan losses in 2000 was $462,000 or 1.0% of average loans, compared to $412,501 or 3.19% of average loans during 1999. Net loan charge-offs were $40,576 in 2000, compared to $11,581 in 1999. As a percentage of average loans, net charge-offs were 0.09% in 2000 and in 1999.

Non-interest Income

Non-interest income totaled $265,285 in 2000, compared to $1,493,120 in 1999. The following table shows the detailed components of non-interest income:
                                                           2000            1999
                                                           ----            ----
Gain (loss) on the sale of securities               $     (6,827)     $1,382,399
Service charges on deposit accounts                      220,587          51,254
Gain on the sale of mortgage loans held for sale          25,720          38,328
Trust referral fees                                        5,121               0
All other non-interest income                             20,684          21,139

In 1999, the Company sold the majority of the investment securities that were held by the Company prior to its conversion from an investment club to a bank holding company. The sale of these securities resulted in a gain of $1,382,534, which is netted against the Company's loss from the sale of securities of $135, for a consolidated gain of $1,382,399. The growth in 2000 compared to 1999 in service charges on deposit accounts is attributable to growth in the number of deposit accounts as the Bank's customer base grew. During late 1999 the Bank hired a Trust Relationship Manager, who refers trust business to an independent trust company in return for referral fees. These trust referral fees amounted to $5,121 during 2000.


Non-interest Expenses

Non-interest expenses for 2000 of $2,425,748 increased $245,596, or 11.3%, from 1999. The changes to non-interest expense over this period were primarily due to expense associated with the growth of the Bank as its customer base grew. Furthermore, the year ended December 31, 2000 had a full twelve months of Bank expense compared to ten and one-half months in 1999, the result of the Bank opening for business on February 18, 1999. The increases (decreases) in expense by major categories are as follows:

                                                 Increase (Decrease) in
                                                   Non-interest Expenses
                                                       2000 vs. 1999
Wages and employee benefits                          $        75,811
Net occupancy expense                                         12,887
Equipment expense                                             19,229
Professional services                                         23,593
Data processing                                               66,028
Franchise and other taxes                                     11,771
Postage                                                       11,812
Telephone                                                      3,640
Supplies                                                     (28,151)
Advertising & marketing                                      (24,296)
Other operating expenses                                      73,272
                                                     ----------------
    Total non-interest expense                       $       245,596
                                                     ===============


Income Taxes

Income tax expense has been calculated using the Company's expected annual rate for 2000. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. Any tax benefits which might result from the losses incurred through December 31, 2000 have been offset by a valuation allowance against the related deferred tax asset.

Balance Sheet Review

Assets at year-end 2000 totaled $74,072,470, compared with $45,973,310 at December 31, 1999. On an average basis, total assets were $57,767,901 in 2000, compared to $21,693,846 in 1999. Average interest earning assets increased $34,525,256 from 1999 to 2000, from $19,675,202 to $54,200,458.

Loans

Total loans, net of unearned income, averaged $45,980,216 in 2000, compared to $12,919,064 in 1999. At year-end 2000, loans totaled $60,989,423, compared to
$34,126,628 at year-end 1999. The Company has experienced strong loan growth in its market area, with particular strength in middle market commercial and commercial real estate loans. The following table presents a summary of the loan portfolio by category:

Loans Outstanding
                                   December 31, 2000     December 31, 1999
Commercial ......................   $ 19,732,836          $ 10,325,468
Commercial real estate ..........     23,293,023            15,787,300
Residential real estate .........     10,861,361             3,682,128
Consumer:
 Home equity lines ..............      1,476,766               890,823
 Other consumer .................      5,653,062             3,490,348
                                    ------------          ------------
Total loans .....................   $ 61,017,048          $ 34,176,067
Less: Deferred loan fees ........        (27,625)              (49,439)
                                    ------------          ------------
    Loans, net of unearned income   $ 60,989,423          $ 34,126,628
                                    ============          ============

Loan Concentrations

Commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels. The primary source of repayment cannot be traced to any specific industry group.

The percentage distribution of the Company's loans, by industry, is shown in the following table:

                    ------------------------------------------------------------
                     Loans by Industry
                     December 31, 2000
                     As a percentage of total loans

                     Agriculture                                          1.35%
                     Apartment buildings                                  2.94%
                     Construction and land development                    9.27%
                     Finance and insurance                                0.22%
                     Manufacturing durable goods                          4.36%
                     Services:
                        Health                                            2.04%
                        Other than health                                 4.76%
                     Wholesale trade                                      2.87%
                     Retail trade:
                        Restaurants                                       4.45%
                        Automotive                                        1.90%
                        Other                                             3.06%
                     Other commercial real estate                        24.73%
                     All other commercial loans                           8.65%
                                                                        ------
                     Total commercial and commercial real estate loans   70.60%
                     Residential real estate loans                       20.12%
                     Consumer loans                                       9.28%
                                                                        ------
                           Total loans, net of unearned income          100.00%
                    ------------------------------------------------------------

Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area. As of December 31, 2000 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $1.0 million to $695,000. The aggregate amount of these credit relationships was $17.4 million.

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 2000. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.


Loan Maturities and Rate Sensitivity
December 31,2000

By maturity date:

                                       One Year       One Through           Over            Total
                                        or Less        Five Years       Five Years          Loans

 Commercial                          $14,432,827        $4,061,299       $1,238,710      $19,732,836
 Commercial real estate                7,976,487         4,905,923       10,410,613       23,293,023
                                       ---------         ---------       ----------       ----------
     Total                           $22,409,314        $8,967,222      $11,649,323      $43,025,859


 Fixed rate loans                    $ 7,809,742       $ 6,073,329         $273,185      $14,156,256
 Floating rate loans                  14,599,572         2,893,893       11,376,138       28,869,603
                                      ----------         ---------       ----------       ----------
    Total                            $22,409,314        $8,967,222      $11,649,323      $43,025,859

 By next repricing opportunity:
 Commercial                          $19,630,834        $8,251,687         $431,231      $28,313,752
 Commercial real estate                9,710,433         4,965,857           35,817       14,712,107
                                     -----------         ---------           ------       ----------
     Total                           $29,341,267       $13,217,544         $467,048      $43,025,859

 Fixed rate loans                       $471,664       $13,217,544         $467,048      $14,156,256
 Floating rate loans                  28,869,603                 0                0       28,869,603
                                      ----------        ----------      -----------       ----------

     Total                           $29,341,267       $13,217,544         $467,048      $43,025,859


Asset and Liability Management

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately one-half of the Company's earning assets adjusts simultaneously with changes in an external index, primarily the highest Prime Rate as quoted in the Wall Street Journal. Most of the Company's interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. During periods of rising rates, as generally occurred during the first half of 2000, the yield on the Company's interest-earning assets will increase faster than the rates paid on interest-bearing liabilities. This creates an increase in the net interest margin, as the difference between what the Company earns on its interest-earning assets and pays on its interest-bearing liabilities increases. During periods of falling rates, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes a decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes less. If interest rates stabilize for a period of time, the difference between interest-earning assets and interest-bearing liabilities will tend to stabilize. In a stable rate environment, the Company's net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

Asset Quality

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $518,000 at December 31, 2000, compared to none at December 31, 1999. Included in the non-performing loan total are two loans to one customer, totaling $141,000, that were placed on non-accrual status during the third quarter of 2000. These loans are secured by partially developed real estate. The remaining $377,000 of non-performing loans are comprised of four loans, to the same customer previously mentioned, that are accruing but past due 90 days or more. These four loans are secured by residential real estate. In management's estimation, the potential loss to the Bank on these six non-performing loans is less than $50,000. The Bank had non-performing assets of $518,000, comprised of the above-mentioned non-performing loans, at the end of 2000, compared to no non-performing assets at the end of 1999. Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property.

Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

The provision to the allowance for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis, and review by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 2000, the allowance was $822,344, compared to $400,920 at the end of 1999. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2000, was 1.35%, compared to 1.17% at December 31, 1999.

Following is a summary of the changes in the allowance for loan losses:


 Summary of Loan Loss Experience
 For the year ended December 31,                   2000          1999

 Balance at beginning of year ...............   $400,920       $      0
 Provision for loan losses ..................    462,000        412,501
 Amounts charged off:
   Commercial and commercial real estate ....          0              0
   Residential real estate ..................          0              0
   Consumer .................................     43,660         11,581
---------------------------------------------   --------       --------
   Total loans charged off ..................     43,660         11,581
 Recoveries of amounts previously charged off:
   Commercial and commercial real estate ....          0              0
   Residential real estate ..................          0              0
   Consumer .................................      3,084              0
---------------------------------------------   --------       --------
   Total recoveries .........................      3,084              0
---------------------------------------------   --------       --------
 Net charge-offs ............................     40,576         11,581
---------------------------------------------   --------       --------
 Balance at end of year .....................   $822,344       $400,920
                                                --------       --------

 Total loans, net of unearned income:
   Average                                   $45,980,216    $12,919,064
   At December 31                             60,989,423     34,126,628
 As a percentage of average loans:
   Net charge-offs                                  0.09%         0.09%
   Provision for loan losses                        1.00%         3.19%
 Allowance as a percentage of year-end loans
(excluding mortgage loans held for sale)            1.35%         1.17%
 Allowance as a percentage of non-performing
   and restructured loans                           100+%         100+%


Management believes that the allowance for loan losses at December 31, 2000, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

Securities, Federal Funds Sold and Resale Agreements
Securities are all classified as available for sale, and averaged $6,215,218 in 2000, an increase of $2,197,090 over the average of $4,018,128 in 1999. The tables below present the carrying value of securities for each of the past two years and the maturities and yield characteristics of securities as of December 31, 2000.


 Carrying Value of Securities Available for Sale
 December 31
 Dollars in thousands
                                                                2000        1999
 U.S. Treasury                                                    $0        $493
 U.S. Government agencies                                      6,022       2,477
 Collateralized mortgage obligations securities                  924         950
 State and municipal obligations                                   0           0
 Other securities, including equity investment securities         80         470
                                                                ----      ------
   Total securities available for sale                        $7,026      $4,390



 Maturity Distribution of Securities Available for Sale


 December 31, 2000                                      Over         Over
 Dollars in thousands                                 One Year    Five Years     Over
                                         One Year     Through      Through        Ten      Total        Equity       Market
                                         or Less     Five Years   Ten Years      Years    Maturities    Securities    Value
 U.S. Treasury ..........................   $  0       $    0       $  0        $  0      $    0           $0       $    0
 U.S. Government agencies ...............    500        5,415          0         100       6,015            0        6,022
 Collateralized mortgage obligations
 and mortgage-backed ....................      0          334        496          84         914            0          924
 securities:(1)
 State and municipal obligations ........      0            0          0           0           0            0            0
 Other securities .......................      0            0          0           0           0            9           80
-----------------------------------------   ----       ------       ----        ----      ------           --       ------
Total securities available for ..........   $500       $5,749       $496        $184      $6,929           $9       $7,026
sale

 Percent of total                            7.2%        82.9%       7.1%       2.7%       99.9%          .1%
 Weighted average yield(2)                  5.59%        6.47%      7.13%      7.14%       6.50%          N/A


(1)  Collateralized  mortgage  obligations  and  mortgage-backed  securities are grouped into average lives based on December 2000  prepayment  projections.  (2)
The weighted average yields are based on amortized cost.


Deposits
Total deposits averaged $48,458,514 during 2000, an increase of $34,465,890 compared to $13,992,624 in 1999. Time deposits of $100,000 or more totaled $15,302,995 at December 31, 2000 compared to $11,033,646 at December 31, 1999.
Interest expense on time deposits of $100,000 or more was $702,235 in 2000, compared to $173,671 in 1999. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2000:


 Maturity of Time Deposits of $100,000 or More
 December 31, 2000
 Three months or less                                                $ 4,216,124
 Over three through six months                                         5,243,292
 Over six through twelve months                                        3,712,741
 Over one year through two years                                       1,627,346
 Over two years through five years                                       503,493
 Over five years                                                               0
                                                                     -----------
    Total                                                            $15,302,995


Liquidity,  Short-term  Borrowings and Capital Resources
  Information  regarding short-term borrowings is presented below:


 Short-term Borrowings
 Dollars in thousands
                                                          2000             1999
 Federal funds purchased and repurchase agreements:
   Balance at year end                                  $2,358           $1,488
   Weighted average rate at year end                      4.37%            4.60%
   Average balance during the year                       1,634              453
   Weighted average rate during the year                  4.99%            4.24%
   Maximum month-end balance                             2,358            1,488
 Other short-term borrowings:
   Balance at year end                                   1,924                0
   Weighted average rate at year end                      6.81%               0%
   Average balance during the year                         517              160
   Weighted average rate during the year                  6.81%            7.43%
   Maximum month-end balance                             1,924            1,370
 Total short-term borrowings:
   Balance at year end                                   4,282            1,488
   Weighted average rate at year end                      5.47%            4.60%
   Average balance during the year                       2,151              613
   Weighted average rate during the year                  5.43%            5.08%
   Maximum month-end balance                             4,282            1,488


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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

At December 31, 2000, the Company and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 10%, 6%, and 5%, respectively and to be categorized as "adequately capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 8%, 4% and 3%, respectively. There are no current conditions or events that management believes would change the Company's or the Bank's capital category.

The Company's capital ratios at December 31, 2000 (calculated in accordance with regulatory guidelines) were as follows:


December 31, 2000

Tier I risk-based capital ratio                                          10.38%
   Regulatory minimum                                                     4.00
   "Well-capitalized" minimum                                             6.00
Total risk-based capital ratio                                           11.62
    Regulatory minimum                                                    8.00
   "Well-capitalized" minimum                                            10.00
Tier I leverage ratio                                                     8.93
   Regulatory minimum                                                     3.00
   "Well-capitalized" minimum                                             5.00

The decrease in these capital ratios in 2000 is due to the Company's asset growth, coupled with the loss experienced by the Company during its first two years as a bank holding company. The Company has not paid or declared dividends on its common stock. Holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available. The Company does not intend to pay dividends to common shareholders until such time that the Company begins to generate an adequate profit as determined by the Board of Directors.

To maintain a desired level of liquidity, the Company has several sources of funds available. The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At December 31, 2000, the Company had an outstanding FHLB advance totaling $1,924,000. The Company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. Because the Bank is not yet profitable, and due to other constraints on the payment of dividends, no funds are available for the payment of dividends to the Company.

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

Item 7. Financial Statements
The following consolidated financial statements of the Company and report of independent auditors are included herein:
       Report of Baird, Kurtz & Dobson, Independent Auditors
       Consolidated Balance Sheets--December 31, 2000 and 1999
       Consolidated Statements of Operations --Years ended December 31, 2000 and 1999
       Consolidated  Statements of Changes in Shareholders'  Equity--Years
       ended  December  31,  2000  and  1999
       Consolidated Statements of Cash Flows--Years ended December 31, 2000, and 1999
       Notes to Consolidated Financial Statements

Independent Accountants' Report



Board of Directors and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


   We have audited the accompanying consolidated balance sheets of CITIZENS FIRST CORPORATION as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CITIZENS FIRST CORPORATION as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                         BAIRD, KURTZ & DOBSON
January 12, 2001

                           CITIZENS FIRST CORPORATION


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                           2000            1999
                                           ----            ----

Cash and due from banks ...........   $  2,764,577    $  2,195,339
Federal funds sold ................      1,475,000       3,475,000
                                      ------------    ------------
         Cash and cash equivalents       4,239,577       5,670,339

Available-for-sale securities .....      7,025,918       4,389,787
Federal Home Loan Bank (FHLB) stock         97,700            --
Mortgage loans held for sale ......        324,000         114,000

Loans .............................     60,989,423      34,126,628
Less allowance for loan losses ....       (822,344)       (400,920)
                                      ------------    ------------
   Net loans ......................     60,167,079      33,725,708

Premises and equipment ............      1,484,981       1,641,257
Interest receivable ...............        590,559         259,255
Deferred income taxes .............           --            27,960
Other .............................        142,656         145,004
                                      ------------    ------------


         Total Assets .............   $ 74,072,470    $ 45,973,310
                                      ============    ============
See Notes to Consolidated Financial Statements

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        2000             1999
                                                        ----             ----

LIABILITIES
   Deposits
     Demand deposits ...........................   $ 11,165,129    $  7,264,845
     Savings, NOW and money market deposits ....      9,043,950       3,288,658
     Time deposits .............................     42,307,033      26,576,818
                                                   ------------    ------------
         Total Deposits ........................     62,516,112      37,130,321

Securities sold under agreements to repurchase .      2,358,160       1,487,878
Federal Home Loan Bank (FHLB) borrowings .......      1,924,000            --
Deferred income taxes ..........................         29,647            --
Accrued interest and other liabilities .........        572,325         506,463
                                                    ------------    ------------
         Total Liabilities .....................     67,400,244      39,124,662
                                                    ------------    ------------

STOCKHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 643,053 shares       7,357,477       7,357,477
   Retained earnings (deficit) .................       (742,802)       (454,554)
   Accumulated other comprehensive income
     Unrealized appreciation (depreciation) on
       available-for-sale securities, net of
       income taxes of $29,647 and $(27,960) for
       2000 and 1999, respectively .............         57,551         (54,275)
                                                    ------------    ------------
         Total Stockholders' Equity ............      6,672,226       6,848,648
                                                    ------------    ------------

      Total Liabilities and Stockholders' Equity   $ 74,072,470    $ 45,973,310
                                                   ============    =============


                           CITIZENS FIRST CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                           2000            1999
                                                                           ----            ----

INTEREST INCOME
   Loans ...........................................................   $ 4,414,645    $ 1,122,473
   Available-for-sale securities ...................................       396,857        185,007
   Federal funds sold ..............................................       114,317        125,559
   Other ...........................................................           859          7,295
                                                                       -----------    -----------
         Total Interest Income .....................................     4,926,678      1,440,334
                                                                       -----------    -----------

INTEREST EXPENSE
   Deposits ........................................................     2,483,511        537,300
   Securities sold under agreements to repurchase ..................        75,025         19,230
   Short-term debt .................................................          --           11,893
   Federal funds purchased .........................................         9,202           --
   FHLB borrowings .................................................        34,725           --
                                                                       -----------    -----------
         Total Interest Expense ....................................     2,602,463        568,423
                                                                       -----------    -----------

NET INTEREST INCOME ................................................     2,324,215        871,911

PROVISION FOR LOAN LOSSES ..........................................       462,000        412,501
                                                                       -----------    -----------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES .................................................     1,862,215        459,410
                                                                       -----------    -----------

NONINTEREST INCOME
   Service charges on deposit accounts .............................       220,587         51,254
   Other service charges and fees ..................................        15,478         21,139
   Income on sale of mortgage loans ................................        25,720         38,328
   Net realized gains (losses) on sale of
     available-for-sale securities .................................        (6,827)     1,382,399
   Other ...........................................................        10,327           --
                                                                       -----------    -----------
         Total Noninterest Income ..................................       265,285      1,493,120
                                                                       -----------    -----------

NONINTEREST EXPENSE
   Salaries and employee benefits ..................................     1,311,113      1,235,302
   Net occupancy expense ...........................................       163,564        150,677
   Equipment expense ...............................................       215,108        195,879
   Deposit insurance premium .......................................         4,909          3,550
   Other operating expenses ........................................       731,054        594,744
                                                                       -----------    -----------
         Total Noninterest Expense .................................     2,425,748      2,180,152
                                                                       -----------    -----------

LOSS BEFORE INCOME TAXES ...........................................   $  (298,248)   $  (227,622)

PROVISION (CREDIT) FOR INCOME TAXES ................................       (10,000)       100,000
                                                                       -----------    -----------

NET LOSS ...........................................................      (288,248)      (327,622)
                                                                       -----------    -----------

OTHER COMPREHENSIVE INCOME (LOSS)
   Unrealized appreciation on available-for-sale
     securities, net of income taxes of $112,893 and
     $13,741 for 2000 and 1999, respectively .......................       219,146         26,675
   Less: reclassification adjustment for appreciation
     included in net income, net of income taxes of
     $(55,286) and $470,016 for 2000 and 1999, respectively ........      (107,320)      (912,383)
                                                                       -----------    -----------
                                                                           111,826       (885,708)
                                                                       -----------    -----------

COMPREHENSIVE LOSS .................................................   $  (176,422)   $(1,213,330)
                                                                       ============    ===========

NET LOSS PER SHARE - BASIC AND DILUTED                                 $     (0.45)    $    (0.57)
                                                                       ============    ===========

See Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION



           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                   Accumulated
                                                     Retained         Other
                                          Common     Earnings     Comprehensive
                                          Stock      (Deficit)       Income       Total

BALANCE, DECEMBER 31, 1998 .........   $   20,542   $(126,932)   $ 831,433    $   725,043
Net loss ...........................         --      (327,622)        --         (327,622)
Issuance of common stock ...........    7,336,935        --           --        7,336,935
Change in unrealized depreciation
   on available-for-sale securities,
   net of income taxes of $456,275           --          --       (885,708)      (885,708)
                                       ----------   ---------    ---------    -----------

BALANCE, DECEMBER 31, 1999 .........    7,357,477    (454,554)     (54,275)     6,848,648
Net loss ...........................         --      (288,248)        --         (288,248)
Change in unrealized appreciation
   on available-for-sale securities,
   net of income taxes of $57,607 ..         --          --        111,826        111,826
                                       ----------   ---------    ---------    -----------

BALANCE, DECEMBER 31, 2000 .........   $7,357,477   $(742,802)   $  57,551    $ 6,672,226
                                       ==========   =========    =========    ===========

See Notes to Consolidated Financial Statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                     2000            1999
                                                                     ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................   $   (288,248)    $  (327,622)
   Items not requiring (providing) cash:
     Depreciation and amortization .........................        247,588         223,287
     Provision for loan losses .............................        462,000         412,501
     Amortization of premiums and discounts on securities ..        (15,428)          6,573
     Net realized (gains)losses on disposition of
     investment securities .................................          6,827      (1,382,399)
     Gain on sale of premises and equipment ................         (3,422)           --
     FHLB stock dividends received .........................         (3,300)           --
   Changes in:
     Interest receivable ...................................       (331,304)       (259,254)
     Mortgage loans held for sale ..........................       (210,000)       (114,000)
     Prepaid expenses and other ............................        (63,877)        (95,632)
     Accrued expenses and other liabilities ................         65,862         (34,586)
                                                               ------------     ------------
         Net cash used in operating activities .............       (133,302)     (1,571,132)
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net originations of loans ...............................    (26,903,371)    (34,138,209)
   Purchase of premises and equipment ......................        (26,578)       (731,662)
   Proceeds from sale of premises and equipment ............          4,913            --
   Proceeds from maturities of available-for-sale securities      3,960,805       1,371,989
   Proceeds from sales of available-for-sale securities ....        493,300       2,103,344
   Purchases of available-for-sale securities ..............     (6,912,202)     (6,340,942)
   Purchase of FHLB stock ..................................        (94,400)           --
                                                               ------------     ------------
         Net cash used in investing activities .............    (29,477,533)    (37,735,480)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in demand deposits, money market,
     NOW and savings accounts ..............................      9,655,576      10,553,503
   Net increase in certificates of deposit .................     15,730,215      26,576,818
   Proceeds from FHLB borrowings ...........................      1,924,000            --
   Proceeds from issuance (repayment) of short-term debt ...           --          (995,000)
   Proceeds from issuance of common stock ..................           --         7,336,935
   Net increase in repurchase agreements ...................        870,282       1,487,878
                                                               ------------     ------------
         Net cash provided by financing activities .........     28,180,073      44,960,134
                                                               ------------     ------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ........................................     (1,430,762)      5,653,522

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR .......................................      5,670,339          16,817
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................   $  4,239,577     $ 5,670,339
                                                               ============     ============
See notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

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

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and
its  100%  owned   subsidiary,   Citizens  First  Bank,   Inc.  All  significant
intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                                    ACCOUNTING POLICIES (Continued)

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

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                                    ACCOUNTING POLICIES (Continued)

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

Fee Income

   Loan origination fees, net of direct origination costs, are recognized as income using the level-yield method over the term of the loans.

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

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                                    ACCOUNTING POLICIES (Continued)

Advertising

   All advertising costs including media advertising for major new campaigns are expensed when incurred. Total advertising expenses totaled $86,811 and $111,107 during 2000 and 1999, respectively.

Income Taxes

   Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

Cash Equivalents

   The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2000 and 1999, cash equivalents consisted of federal funds sold and certain money market accounts with brokers.

Earnings Per Share

   Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average common shares and all potential dilutive common shares outstanding during the period.

   The computation of per-share earnings is as follows:

                                                        2000             1999
                                                        ----              ----

     Net loss                                     $   (288,248)     $  (327,622)
                                                  =============     ============

     Average common shares outstanding                 643,053          572,478
     Average potential common shares outstanding            --               --
                                                  -------------    -------------

     Average diluted common shares                     643,053          572,478
                                                  =============    =============

NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
                                    ACCOUNTING POLICIES (Continued)

                                                          2000            1999
                                                          ----            ----

     Basic net loss per share                     $       (0.45)     $    (0.57)
                                                  ==============     ===========

     Diluted net loss per share                   $       (0.45)     $    (0.57)
                                                  ==============     ===========

NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES

   The  amortized  cost  and  approximate   fair  value  of   available-for-sale
securities are as follows:

                                                                           December 31, 2000

                                                                        Gross             Gross         Approximate
                                                     Amortized        Unrealized       Unrealized           Fair
                                                       Cost                Gains         Losses            Value

     U. S. Government agencies                     $   6,015,060    $     22,234      $    (15,538)    $   6,021,756
     Mortgage-backed securities                          914,020          11,653            (1,793)          923,880
     Equity securities                                     9,640          70,642                --            80,282
                                                    ------------     -----------       -----------      ------------

                                                   $   6,938,720    $    104,529      $    (17,331)    $   7,025,918
                                                    ============     ===========       ===========      ============

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
                                                    ============     ===========       ===========      ============




NOTE 2:   INVESTMENTS IN DEBT AND EQUITY SECURITIES (Continued)

   Maturities of available-for-sale securities at December 31, 2000, are as follows:

                                                   Amortized         Approximate
                                                     Cost             Fair Value

         One year or less                         $  499,936        $   499,829
         After one through five years              5,415,124          5,421,927
         After five years through 10 years                --                 --
         After 10 years                              100,000            100,000
         Mortgage-backed securities not due
              on a single maturity date              914,020            923,880
         Equity securities                             9,640             80,282
                                                  ----------        ------------

                                                  $6,938,720        $ 7,025,918
                                                  ==========        ============

   The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $4,047,937 at December 31, 2000, and $2,275,000 at December 31, 1999. The approximate fair value of pledged securities amounted to $4,048,903 at December 31, 2000, and $2,191,003 at December 31, 1999.

   Gross losses of $6,827 resulting from sales of available-for-sale securities were realized for 2000. Gross gains of $1,382,534 and gross losses of $135 resulting from sales of available-for-sale securities were realized for 1999.

NOTE 3:   LOANS AND ALLOWANCE FOR LOAN LOSSES

   Categories of loans include:

                                                      2000            1999
                                                      ----            ----

         Commercial and industrial             $   19,732,836    $   10,325,468
         Commercial real estate                    23,293,023        15,787,300
         Residential real estate                   10,861,361         3,682,128
         Consumer                                   7,129,828         4,381,171
                                               --------------     --------------
         Total loans                               61,017,048        34,176,067
         Less:  Allowance for loan losses            (822,344)         (400,920)
                  Deferred loan fees                  (27,625)          (49,439)
                                               --------------     --------------

              Net loans                        $   60,167,079    $   33,725,708
                                               ==============    ===============

   Impaired loans totaled $188,478 at December 31, 2000. At December 31, 2000, impaired loans of $188,478 had no related allowance for loan losses. Interest of $12,941 was recognized on average impaired loans of $94,239 for 2000. Interest of $7,760 was recognized on impaired loans on a cash basis during 2000.

   There were no impaired loans or allowances for loan losses related to impaired loans during 1999.

   Activity in the allowance for loan losses was as follows:

                                  2000         1999
                                  ----         ----

Balance, beginning of year .   $ 400,920    $    --
Provision charged to expense     462,000      412,501
Losses charged off .........     (43,660)     (11,581)
Recoveries .................       3,084         --
                               ---------    ---------

Balance, end of year .......   $ 822,344    $ 400,920
                               =========    =========

NOTE 4:   PREMISES AND EQUIPMENT

   Major classifications of premises and equipment, stated at cost, are as follows:

                                    2000           1999
                                    ----           ----

Land and land improvements ..   $   651,845    $   651,845
Buildings and improvements ..       480,770        480,770
Leasehold improvements ......        83,870         83,870
Furniture and fixtures ......        90,220         86,427
Equipment ...................       537,214        516,984
                                -----------    -----------
                                  1,843,919      1,819,896
Less accumulated depreciation      (358,938)      (178,639)
                                -----------    -----------

Net premises and equipment ..   $ 1,484,981    $ 1,641,257
                                ===========    ===========


NOTE 5:   INTEREST BEARING DEPOSITS

   Interest   bearing  deposits  in  denominations  of  $100,000  or  more  were
$15,302,995 and $11,033,646 on December 31, 2000 and 1999, respectively.

   At December 31, 2000, the scheduled maturities of certificates of deposit are as follows:

      2001   $37,737,353
      2002     2,266,345
      2003     1,364,765
      2004       350,780
      2005       578,288
Thereafter         9,502
             -----------

             $42,307,033
             ===========

NOTE 6:  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         The Bank enters into sales of securities under agreements to repurchase. The amounts advanced under these agreements represent short-term borrowings and are reflected as a liability in the balance sheets. The securities underlying the agreements are book-entry securities. These agreements generally mature on a daily basis. Securities sold under agreements to repurchase averaged $1,634,000 and $453,000 during 2000 and 1999, respectively. The maximum amounts outstanding at any month end during 2000 and 1999 were $2,358,160 and $1,487,878, respectively.

   Borrowings under securities sold under agreements to repurchase at December 31, 2000 and 1999, are summarized as follows:

                                                          2000           1999
                                                          ----           ----

     U.S. Treasury and Agency securities with a
         book value and estimated fair value of
         $2,808,441 and $2,812,264 in 2000 and
         $2,000,000 and $1,929,918 in 1999            $ 2,358,160    $ 1,487,878
                                                      ===========    ===========


NOTE 7:   INCOME TAXES

   The provision (credit) for income taxes consists of:

                             2000         1999
                             ----         ----

Taxes currently payable   $ (10,000)   $100,000
Deferred income taxes .        --          --
                          ---------    --------

                          $ (10,000)   $100,000
                          =========    ========

   A reconciliation of income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                           2000        1999
                                                           ----        ----

Computed at the statutory rate (34%) ...............   $(101,400)   $ (77,400)
Increase (decrease) resulting from:
    State income taxes, net of federal benefit .....      (7,600)      66,000
    Tax exempt municipal income ....................      (2,200)      (1,400)
    Change in deferred tax asset valuation allowance      97,700      114,300
    Other ..........................................       3,500       (1,500)
                                                       ---------    ---------

Actual tax provision ...............................   $ (10,000)   $ 100,000
                                                       =========    =========

   The tax effects of temporary differences related to deferred taxes shown on the balance sheets are:
                                                      2000       1999
                                                      ----       ----

     Deferred tax assets:
Allowances for loan losses .....................   $231,058   $ 99,967
Start-up costs .................................     86,289    114,275
Unrealized loss on available-for-sale securities       --       27,960
Net operating loss carryforwards ...............     48,934     20,500
Accumulated depreciation .......................      1,372       --
Deferred loan fees/costs .......................       --       16,809
                                                   --------   --------
                                                    367,653    279,511
                                                   --------   --------

                                                             2000           1999
                                                             ----           ----

 Deferred tax liabilities:
 Unrealized gains on available-for-sale securities        $ (29,647)    $   --
 Deferred loan fees/costs                                    (6,885)        --
 FHLB stock dividends                                        (1,122)        --
 Other                                                      (10,395)        --
                                                          ----------    -------
                                                            (48,049)         0
                                                          ----------    -------

              Net deferred tax asset before
                  valuation allowance                       319,604     279,511
                                                          ---------     -------

     Valuation allowance:
       Beginning balance                                   (251,551)   (137,251)
       Change during the year                               (97,700)   (114,300)
                                                          ----------   ---------

       Ending balance                                      (349,251)   (251,551)
                                                          ----------   ---------

              Net deferred tax asset (liability)          $ (29,647)  $  27,960
                                                          ==========  ==========


NOTE 8:   ADVANCE FROM FEDERAL HOME LOAN BANK

   An outstanding advance from the Federal Home Loan Bank (FHLB) at December 31, 2000, totaled $1,924,000. The advance is charged an interest rate of 6.81% and matures on March 25, 2002. The advance is collateralized by a blanket agreement assigning mortgages on single family residences to the FHLB totaling $2,597,400 at December 31, 2000.

NOTE 9:   REGULATORY MATTERS

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

   Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

   As of December 31, 2000, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

   The actual capital amounts and ratios on a consolidated and bank-only basis are presented in the following table.


                                                                                                       To be Well
                                                                                                    Capitalized Under
                                                                         For Capital                Prompt Corrective
                                              Actual                  Adequacy Purposes             Action Provisions



                                       Amount          Ratio         Amount        Ratio        Amount         Ratio
                                       ------          -----         ------        -----        ------         -----

As of December 31, 2000:
   Total Capital (to risk weighted
    assets)
    Consolidated .................   $7,408,950        11.6%       $4,829,125       8.0%      $6,036,407       10.0%
    Citizens First Bank, Inc. ....   $7,245,816        11.4%       $4,819,934       8.0%      $6,024,918       10.0%

   Tier 1 Capital(to risk weighted
    assets)
    Consolidated .................   $6,614,675        10.4%       $2,414,563       4.0%      $3,621,844        6.0%
    Citizens First Bank, Inc. ....   $6,451,541        10.2%       $2,409,967       4.0%      $3,614,951        6.0%

   Tier 1 Capital (to average
   assets)
    Consolidated .................   $6,614,675         8.9%      $2,741,720        4.0%      $3,427,150        5.0%
    Citizens First Bank, Inc. ....   $6,451,541         9.4%      $2,741,720        4.0%      $3,427,150        5.0%

As of December 31, 1999:
   Total Capital (to risk weighted
    assets)
    Consolidated .................   $7,403,843        19.7%      $3,007,507        8.0%      $3,759,384       10.0%
    Citizens First Bank, Inc. ....   $6,237,973        16.8%      $2,969,339        8.0%      $3,711,674       10.0%

   Tier 1 Capital (to risk weighted
    assets)
    Consolidated .................   $7,002,923        18.6%      $1,503,754        4.0%      $2,255,630        6.0%
    Citizens First Bank, Inc. ....   $5,837,053        15.7%      $1,484,669        4.0%      $2,227,004        6.0%

   Tier 1 Capital(to average
   assets)
    Consolidated .................   $7,002,923        30.9%      $  907,760        4.0%      $1,134,700        5.0%
    Citizens First Bank, Inc. ....   $5,837,053        26.9%      $  867,760        4.0%      $1,084,700        5.0%

   The subsidiary bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2000, no retained earnings were available for dividend declaration without prior regulatory approval.

NOTE 10:  TRANSACTIONS WITH RELATED PARTIES

   At December 31, 2000 and 1999, the Company had loans outstanding to executive officers, directors and companies, in which the Company's executive officers or directors were principal owners, in the amount of $4,737,005 and $1,589,381, respectively.

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


NOTE 11:  EMPLOYEE BENEFIT PLAN

   The Company has a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute up to 6% of their compensation with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 2000 and 1999 were $34,817 and $10,707, respectively.


NOTE 12:  ADDITIONAL CASH FLOW INFORMATION

                                                          2000             1999
                                                          ----             ----

Additional Cash Payment Information

   Interest paid                                 $    2,436,446    $    471,961
   Income taxes paid                             $       99,063    $        920

NOTE 13:  OTHER OPERATING EXPENSES

   Other operating expenses consist of the following:

                                                          2000            1999
                                                          ----            ----

Advertising ..................................         $ 86,811         $111,107
Professional fees ............................           97,919           74,326
Data processing services .....................          137,267           71,239
Bank shares and deposit tax ..................           96,356           84,585
Office supplies ..............................           44,917           73,068
Telephone ....................................           52,258           48,618
Postage ......................................           36,749           24,937
Business manager expense .....................           39,302             --
Other ........................................          139,475          106,864
                                                       --------         --------

     Total ...................................         $731,054         $594,744
                                                       ========         ========


NOTE 14:  COMMITMENTS AND CREDIT RISK

   The Company grants commercial, consumer and residential loans to customers primarily in Bowling Green and Warren County, Kentucky. Although the Company has a diversified loan portfolio, loans secured by commercial real estate comprise approximately 38% and 46% of the loan portfolio as of December 31, 2000 and 1999, and loans for construction and land development comprise an additional 9% and 10% of the loan portfolio as of December 31, 2000 and 1999, respectively.

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

   At December 31, 2000 and 1999, the Company had outstanding commitments to originate loans aggregating approximately $13,325,000 and $7,425,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

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

   The Company had total outstanding letters of credit amounting to $1,620,000 and $101,000 at December 31, 2000 and 1999, respectively, with terms generally maturing within one year.

   At December 31, 2000 and 1999, approximately 37% and 42%, respectively, of the Company's total time deposits consisted of short-term certificates of deposit having minimum denominations in excess of $100,000.


NOTE 15:  SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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

NOTE 16:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

FHLB Borrowings

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


                                                       December 31, 2000                      December 31, 1999
                                                  Carrying             Fair             Carrying              Fair
                                                   Amount              Value             Amount              Value

   Financial assets:
     Cash and cash equivalents                 $   4,239,577       $   4,239,577      $   5,670,339      $   5,670,339
     Available-for-sale securities                 7,025,918           7,025,918          4,389,787          4,389,787
     Mortgage loans held for sale                    324,000             324,000            114,000            114,000
     Interest receivable                             590,559             590,559            259,255            259,255
     Loans, net of allowance for loan losses      60,167,079          59,558,862         33,725,708         33,757,190

   Financial liabilities:
     Deposits                                     62,516,112          62,674,709         37,130,321         37,043,771
     Securities sold under agreements
       to repurchase                               2,358,160           2,358,160          1,487,878          1,487,878
     FHLB borrowings                               1,924,000           1,924,000                 --                 --
     Interest payable                                264,926             264,926            110,007            110,007
     Unrecognized financial instruments
       (net of contract amount):
         Letters of credit                                --                  --                 --                 --
         Commitments to extend credit                     --                  --                 --                 --


NOTE 17:  PARENT COMPANY ONLY FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

ASSETS
                                                           2000        1999
                                                           ----        ----

   Cash and cash equivalents ......................   $   66,880   $  756,973
   Available-for-sale securities ..................      180,297      470,355
   Investment in Citizens First Bank, Inc. ........    6,462,468    5,740,997
   Other assets ...................................       14,604        6,750
                                                      ----------   ----------

         Total Assets .............................   $6,724,249   $6,975,075
                                                      ==========   ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            2000         1999
                                                      ----------   ----------

   Liabilities
     Accrued expenses and other ...................   $   28,005   $  126,427
     Deferred income taxes ........................       24,018         --
                                                      ----------   ----------
                                                          52,023      126,427

   Stockholders' equity ...........................    6,672,226    6,848,648
                                                      ----------   ----------

         Total Liabilities and Stockholders' Equity   $6,724,249   $6,975,075
                                                      ==========   ==========


CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                             2000         1999
                                                             ----         ----

OPERATING INCOME
Investment income from available-for-sale securities   $    16,520    $    25,396
Gain on sale of available-for-sale securities ......          --        1,382,534
                                                       -----------    -----------
                                                            16,520      1,407,930
                                                       -----------    -----------

OPERATING EXPENSES
Professional fees ..................................        57,157         37,615
Interest on short-term debt ........................          --           11,893
Other ..............................................        22,099         16,664
                                                       -----------    -----------
                                                            79,256         66,172
                                                       -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EQUITY IN LOSS OF SUBSIDIARY ................       (62,736)     1,341,758

PROVISION (CREDIT) FOR INCOME TAXES ................       (10,000)       100,000
                                                       -----------    -----------

INCOME (LOSS) BEFORE EQUITY
   IN LOSS OF SUBSIDIARY ...........................       (52,736)     1,241,758

EQUITY IN LOSS OF SUBSIDIARY .......................      (235,512)    (1,569,380)
                                                       -----------    -----------

NET LOSS ...........................................   $  (288,248)   $  (327,622)
                                                       ===========    ===========


CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   2000             1999
                                                                   ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss ................................................   $  (288,248)   $  (227,622)
   Items not requiring (providing) cash:
     Equity in loss of subsidiary ..........................       235,512      1,569,380
     Gain on sale of available-for-sale securities .........          --       (1,382,534)
     Amortization of premiums and discounts on securities ..       (18,393)            79
     Deferred income taxes .................................        21,523           --
   Changes in:
     Other assets ..........................................        (7,854)        87,272
     Other liabilities .....................................       (98,422)      (514,623)
                                                               -----------    -----------
         Net cash used in operating activities .............      (155,882)      (468,048)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiary ................................      (850,000)    (6,339,720)
   Proceeds from sales of available-for-sale securities ....          --        1,603,479
   Purchases of available-for-sale securities ..............    (2,555,211)      (636,490)
   Proceeds from maturities of available-for-sale securities     2,871,000        239,000
                                                               -----------    -----------
         Net cash used in investing activities .............      (534,211)    (5,133,731)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of short-term debt ...................          --         (995,000)
   Proceeds from stock issuance ............................          --        7,336,935
                                                               -----------    -----------
         Net cash provided by financing activities .........             0      6,341,935
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........      (690,093)       740,156

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR .......................................       756,973         16,817
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................   $    66,880    $   756,973
                                                               ===========    ===========

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         Not applicable.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item appears under the heading "Election of Directors" on pages 4 through 6 of the Proxy Statement dated March 16,2001 of the Company for the 2001 Annual Meeting of Shareholders to be held April 19,2001("Proxy Statement").

Item 10. Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" on page 7 of the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is contained on pages 2 and 3 under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required by this Item is contained on page 7 under the heading "Certain Transactions Involving Executive Officers and Directors" of the Proxy Statement and is incorporated herein by reference.

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

   3.4 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30,2000).

   4.1 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd.(now Citizens First Corporation) (incorporated by reference to Exhibit 4 of the Company's Registration Statement
 on Form SB-2 [No. 333-67435]).

   4.2 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30,2000).

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

  10.4 Employment Agreement between Citizens First Corporation and Bill D. Wright (incorporated by reference to Exhibit 10 of the Company's Form 8-K dated April 27,2000).

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

 10.15 Employment Agreement between Citizens First Corporation and M. Todd Kanipe(incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB dated December 31,1999).

  11   Statement re: computation of per share earnings.

  21   Subsidiaries of the Small Business Issuer.

  27 Financial Data Schedule for the year ended December 31, 2000 (for SEC use only).

99.1 Proxy Statement of Issuer dated March 16, 2001 in connection with Issuer's 2001 Annual Meeting of Shareholders.

(b) The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2000.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Citizens First Corporation




Date: March 16, 2001                               By: /s/Mary D. Cohron
                                                      ------------------
                                                          Mary D. Cohron

                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



       /s/Mary D. Cohron                                       March 16, 2001
       -----------------
       Mary D. Cohron
       President, Chief Executive Officer
         and Director





       /s/ Bill D. Wright                                      March 16, 2001
       ------------------
       Bill D. Wright
       Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis                                       March 16, 2001
       ------------------
       Floyd H. Ellis
       Chairman of the Board of Directors


       /s/ Jerry E.Baker                                        March 16, 2001
       -----------------
       Jerry E. Baker
       Director


       /s/ Billy J. Bell                                        March 16, 2001
       -----------------
       Billy J. Bell
       Director


       /s/ Barry D. Bray                                        March 16, 2001
       -----------------
       Barry D. Bray
       Vice President, Chief Credit Officer
       and Director

       /s/ Tommy W. Cole                                        March 16, 2001
       -----------------
       Tommy W. Cole
       Director


       /s/ James H. Lucas                                       March 16, 2001
       ------------------
       James H. Lucas
       Director


       /s/ Joe B.Natcher, Jr.                                   March 16, 2001
       -----------------------
       Joe B. Natcher
       Director


       /s/ John T. Perkins                                      March 16, 2001
       -------------------
       John T. Perkins
       Vice President, Chief Operating Officer
       and Director