Form 10QSB
period 2001-03-31
CITIZENS FIRST CORP
filed 2001-05-14
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2001

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

         Class                                      Outstanding at May 14, 2001

Common Stock, no par value                                       643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                    3-7

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-11

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                          12

         Signatures                                                        13

         Exhibits                                                       14-15

                  Part I - Financial Information

Item 1. Financial Statements




Consolidated Balance Sheets
 (Unaudited)


                                                                              March 31, 2001  December 31, 2000
Assets
 Cash and due from banks ..................................................   $  2,750,386    $  2,764,577
 Federal funds sold .......................................................      3,000,000       1,475,000
                                                                              ------------    ------------

     Cash and cash equivalents ............................................      5,750,386       4,239,577

Securities available for sale (amortized cost of $7,418,716 as of March 31,
2001; $6,938,720 as of December 31, 2000)
                                                                                 7,528,158       7,025,918
Federal Home Loan Bank (FHLB) Stock .......................................        101,300          97,700
Mortgage loans held for sale ..............................................        243,000         324,000

 Loans ....................................................................     65,948,796      60,989,423
 Less allowance for loan losses ...........................................        962,157         822,344
                                                                              ------------    ------------
    Net loans .............................................................     64,986,639      60,167,079

 Premises and equipment, net ..............................................      1,434,693       1,484,981
 Interest receivable ......................................................        639,122         590,559
 Other real estate owned ..................................................        297,000            --
 Other assets .............................................................        200,971         142,656
                                                                              ------------    ------------
    Total assets ..........................................................   $ 81,181,269    $ 74,072,470
                                                                              ============    ============


 Liabilities and Stockholders' Equity
 Deposits:
   Demand deposits ........................................................   $  6,496,408    $ 11,165,129
   Savings, NOW and money market deposits .................................     15,222,564       9,043,950
   Time deposits ..........................................................     47,952,325      42,307,033
                                                                              ------------    ------------
   Total deposits .........................................................     69,671,297      62,516,112

 Securities sold under agreements to repurchase ...........................      2,332,627       2,358,160
 Federal Home Loan Bank (FHLB) borrowings .................................      1,924,000       1,924,000
 Deferred income taxes ....................................................         76,385          29,647
 Accrued interest and other liabilities ...................................        554,730         572,325
                                                                              ------------    ------------

    Total liabilities .....................................................     74,559,039      67,400,244

 Stockholders' equity:
   Preferred stock, no par value authorized 500 shares; issued
   and outstanding 0 and o, respectively ..................................           --              --
     Common stock, no par value authorized 1,000,000
     shares; issued and outstanding 643,053 shares, respectively ..........      7,357,477       7,357,477
   Retained earnings ......................................................       (807,478)       (742,802)
    Accumulated other comprehensive income ................................         72,231          57,551
                                                                              ------------    ------------

    Total stockholders' equity ............................................      6,622,230       6,672,226
                                                                              ------------    ------------

    Total liabilities
      and stockholders' equity ............................................   $ 81,181,269    $ 74,072,470
                                                                              ============    ============

 See accompanying notes to consolidated financial statements.


Consolidated Statements of Income
 (Unaudited)


 For the three months ended March 31:                                  2001          2000
                                                                      -----          ----

 Interest income
  Loans, including fees .......................................   $ 1,443,506    $ 790,630
  Federal funds sold ..........................................        13,157       37,369
  Securities available for sale ...............................       139,750       95,352
  Other .......................................................         3,006        2,567
                                                                  -----------    ---------
  Total interest income .......................................     1,599,419      925,918

Interest expense
  Deposits ....................................................       870,781      454,314
  Other short-term borrowings .................................        57,263       11,372
                                                                  -----------    ---------
  Total interest expense ......................................       928,044      465,686
                                                                    ---------    ---------

Net interest income ...........................................       671,375      460,232

  Provision for loan losses ...................................       173,500       88,500
                                                                     ---------   ---------

Net interest income after
  provision for loan losses ...................................       497,875      371,732
                                                                     ---------   ---------


Non-interest income
  Service charges on deposit accounts .........................        55,928       35,943
  Income from the sale of loans ...............................        12,112        1,586
  Gains (losses) on sales of securities available for sale, net          --         (6,700)
  Other .......................................................         8,676        5,147
                                                                     ---------    ---------
  Total non-interest income ...................................        76,716       35,976

Non-interest expenses
  Compensation and benefits ...................................       335,363      351,150
  Net occupancy expense .......................................        41,434       38,603
  Furniture and equipment expense .............................        59,019       54,851
  Professional fees ...........................................        22,401       24,958
  Postage, printing and supplies ..............................        12,908       14,375
  Bank franchise and license tax ..............................        24,000       24,356
  Processing fees .............................................        43,728       28,660
  Advertising .................................................        33,006       33,787
  Other .......................................................        70,408       53,301
                                                                    ---------    ---------
  Total non-interest expenses .................................       642,267      624,041
                                                                    ---------    ---------
Income (loss) before income taxes .............................   $   (67,676)   $(216,333)
Income tax expense (benefit) ..................................        (3,000)          --
                                                                    ---------    ---------
Net income (loss) .............................................   $   (64,676)   $(216,333)
                                                                  ============   =========

Diluted earnings (loss) per share .............................   $     (0.10)   $   (0.34)
Basic earnings (loss) per share ...............................   $     (0.10)   $   (0.34)


See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the three months ended March 31:                     2001          2000
                                                          ----          ----

Balance January 1 ................................   $ 6,672,226    $ 6,848,648
  Net income (loss) ..............................       (64,676)      (216,333)
  Other comprehensive income (loss) net of tax ...        14,680         15,536
  Issuance of common stock .......................          --              --
                                                     -----------    -----------


Balance at end of period .........................   $ 6,622,230    $ 6,647,851
                                                     ===========    ===========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the three months ended March 31:                        2001         2000
                                                             ----         ----

Net income (loss) ...............................        $ (64,676)   $(216,333)

Other comprehensive income,(loss) net of tax:
    Unrealized holding gains on available for sale
        securities arising during the period ....           14,683       15,536
                                                          ---------   ---------
Total other comprehensive income (loss), Net of tax ....    14,683       15,536

                                                          ---------   ---------
Comprehensive income (loss) ..................           $ (49,993)   $(200,797)
                                                         ==========   ==========


 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Cash Flows
 (Unaudited)


 For the three months ended March 31:                             2001              2000
                                                                  ----              ----

 Cash flows from operating activities:
 Net loss                                                      $ (64,676)       $(216,333)
 Items not requiring (providing) cash:
   Provision for loan losses .............................       173,500           88,500
   Loss on sale of securities available for sale .........          --              6,700
    Amortization of premiums and discounts on securities .       (25,585)          (1,701)
   Depreciation and amortization .........................        66,507           61,482
    FHLB stock dividend received .........................        (3,600)               0
Changes in:
   Accrued interest receivable ...........................       (48,563)        (100,292)
   Mortgage loans held for sale ..........................        81,000          (93,800)
   Prepaid expenses and other ............................      (371,006)          13,699
   Accrued expenses and other liabilities ................        21,580          (47,353)
                                                             -----------       -----------
   Net cash used in operating  activities ................      (170,843)        (289,098)

 Cash flows from investing activities:
 Proceeds from sale of securities available for sale .....             0          493,300
 Proceeds from maturities of securities available for sale     4,831,443        1,831,546
 Purchase of securities available for sale ...............    (5,285,854)      (4,781,640)
 Net originations of loans ...............................    (4,993,060)      (3,353,391)
 Purchases of premises and equipment .....................          (529)               0
                                                             -----------      -----------
   Net cash used in investing activities .................    (5,448,000)      (5,810,185)

 Cash flows from financing activities:
 Net increase in deposits ................................     7,155,185        4,763,341
 Net decrease in repurchase agreements ...................       (25,533)        (344,783)
                                                             -----------      -----------

   Net cash provided by financing activities .............     7,129,652        4,418,558
                                                             -----------      -----------
 Net increase (decrease ) in cash and cash equivalents ...     1,510,809       (1,680,725)
 Cash and cash equivalents at beginning of period ........     4,239,577        5,670,339
                                                             -----------      -----------
 Cash and cash equivalents at end of period ..............   $ 5,750,386      $ 3,989,614
                                                             ===========      ===========


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

         (3) Reclassification of Initial Public Offering Proceeds
               On February 17, 1999 the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds from this offering as well as the proceeds from common stock outstanding prior to the public offering have been reflected as a component of common stock on the balance sheet. These amounts were previously reported as a component of additional paid-in capital. The reclassification has no impact on equity, net income or total assets as of or for the quarter ended March 31, 2001.


         (4) State Corporate Income Taxes
              The Company incurred a state corporate income tax benefit of $3,000 for the quarter ended March 31, 2001 that resulted from losses at the holding company. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had no federal income tax liability for the three-month period ended March 31, 2001 based on its consolidated results of operations.

         (5) Reclassifications
              Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. These reclassifications had no effect on net earnings.

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

         Results of Operations
                  For the three months ended March 31, 2001, the Company reported a net loss of $64,676, or $0.10 per diluted share, compared to a net loss of $216,333, or $0.34 per diluted share, for the same period ended March 31, 2000. These results include a loss on the sale of securities of $6,700 for the period ending March 31, 2000. Excluding this security transaction, and the related tax effect, the net loss would have been $209,633 or $0.33 per diluted share for the three month period ended March 31, 2000.

         Net Interest Income
                  Net interest income was $671,375 in the first quarter of 2001, compared with $460,232 in the comparable period in 2000. First quarter 2001 interest income of $1,599,419, an increase of $673,501 or 73% over the same period in 2000, includes $1,443,506 income on loans, $139,750 income on investment securities, and $16,163 income on federal funds sold and other interest-bearing accounts. Interest income of $925,918 during the first quarter of 2000 included $790,630 of income on loans, $95,352 income on investment securities, and $39,936 income on federal funds sold and other interest-bearing accounts. Interest expense of $928,044 for the first quarter of 2001 includes interest on deposits of $870,781, and $57,263 on other short-term borrowings. First quarter 2000 interest expense of $465,686 consists of interest on deposits of $454,314, and interest on other short-term borrowings of $11,372. The growth of the balance sheet, particularly loans and deposits, from the first quarter of 2000 to the same period in 2001 contributed significantly to the increase of net interest income, offset by the lower net interest margin ratio in first quarter 2001 compared to first quarter 2000. The lower net interest margin during the first quarter of 2001 was primarily the result of the reduction by 150 basis points of short-term interest rates by the Federal Reserve Bank during the quarter. In the short term, especially three months or less, the Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environ-ment, such as occurred during the first quarter of 2001, more of the Bank's interest earning assets, primarily loans, reprice faster than do the liabilities, specifically certificates of deposit, that provide the funding for the assets.

         Non-Interest Income
                  Non-interest income for the three months ended March 31, 2001 and 2000, respectively, was $76,716 and $35,976, an increase of $40,740 or 113%. Service charges on deposit accounts comprised the largest part of non-interest income for both time periods, totaling $55,928 during the first quarter of 2001, and $35,943 for the same period of 2000. Non-interest income for the first quarter of 2000 includes a loss of $6,700 on the sale of investment securities.

         Non-Interest Expense
                  Non-interest expense was $642,267 in the first quarter of 2001, up from $624,041 in the same quarter of 2000, an increase of $18,226 or 2.9%. The majority of the increase is in data processing expense, which increased $15,068, or 52.6%, from $28,660 in 2000 to $43,728 in 2001, primarily a result of increased transaction costs as deposit account activity continues to grow.

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

         Balance Sheet Review

         Overview
                  Total assets at March 31, 2001 were $81,181,269, up from $74,072,470 at December 31, 2000, and up from $50,151,901 a year ago.
         Average total assets for the first quarter of 2001 were $76,798,872, up $29,366,068 from the first quarter of 2000 average of $47,432,804.

         Loans
                  At March 31, 2001 loans (excluding mortgage loans held for sale) totaled $65,948,796 compared with $60,989,423 at December 31, 2000 and $37,453,619 a year ago. The Bank experienced annualized loan growth of 33% from December 31, 2000 to March 31, 2001.

         Asset Quality
                  The allowance for loan losses was $962,157 at March 31, 2001, an increase of $139,813, or 17% over the December 31, 2000 level of $822,344. The allowance represents 1.46% of period-end loans, up from 1.35% of loans as of December 31, 2000.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $535,000 at March 31, 2001, compared to $518,000 at December 31, 2000 and none at March 31, 2000. Included in the non-performing loan total at March 31, 2001 are two loans, totaling $440,000, that were placed on non-accrual status during the first quarter of 2001. The remaining $95,000 non-performing loan is comprised of one loan, that was non-performing as of the third quarter of 2000, and was put on non-accrual status during the first quarter of 2001.
                  Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $832,000, comprised of the above mentioned non-performing loans and foreclosed real estate of $297,000 at the end of the first quarter of 2001. The Bank had non-performing assets of $518,000 at December 31, 2000, comprised entirely of non-performing loans, and none on March 31, 2000.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision for loan losses was $173,500 for the first three months of 2001. The provision for losses on loans is established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale
                  Securities (all classified as available for sale) increased from $7,025,918 at December 31, 2000 to $7,528,158 at March 31, 2001.
         At March 31, 2000 securities totaled $6,865,301.

         Deposits and Borrowed Funds
                  Total deposits averaged $65,355,465 in the first quarter of 2001, an increase of $26,141,136 from the comparable 2000 quarterly average of $39,214,329. As of March 31, 2001, total deposits were $69,671,297, and included $63,174,889 of interest bearing deposits. This compares to total deposits of $62,516,112 at December 31, 2000, which included $51,350,983 of interest bearing deposits. Total deposits at March 31, 2000 were $41,893,662, and included interest bearing deposits of $39,000,445.
                  The Bank had $2,332,627 of deposits secured by securities sold under agreements to repurchase on March 31, 2001. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $1,855,553 during the first three months of 2001.

         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of March 31, 2001, December 31, 2000 and March 31, 2000; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                          March 31,    December 31,    March 31,
                                            2001           2000         2000
                                           -----           ----         ----

         Tier 1 risk based ...........        9.57%       10.38%        16.54%
              Regulatory minimum .....        4.00         4.00          4.00
              Well-capitalized minimum        6.00         6.00          6.00
         Total risk based ............       10.82%       11.62%        17.68%
              Regulatory minimum .....        8.00         8.00          8.00
              Well-capitalized minimum       10.00        10.00         10.00
         Leverage ....................        8.08%        8.93%        13.32%
              Regulatory minimum .....        3.00         3.00          3.00
              Well-capitalized minimum        5.00         5.00          5.00

                  The decrease in capital levels is due in part to the growth in the Company's total assets, which increases the denominator in the capital calculation formula. In addition, net operating losses decrease capital levels, and hence also serve to decrease the capital ratios.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati. Other than these sources, the Company anticipates the need to raise additional funds to inject as capital into the Bank within the next twelve months. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and the Bank are fully staffed and no significant changes in the number of employees are planned.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first three months of 2001, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the first quarter of 2000.

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

       (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    May 14, 2001                      /s/ Mary D. Cohron
                                           ------------------
                                               Mary D. Cohron
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)



         May 14, 2001                     /s/ Bill D. Wright
                                           ------------------
                                              Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

4.1 Articles of Amendment to Articles of Restatement and Amendment to Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the corporation's Registration Statement on Form SB-2 [No. 333-67435]).

4.2 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.(incorporated by reference to Exhibit 4.1 of the corporation's Form 10-QSB dated June 30,2000).

10.17 First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe.

  11    Statement re: Computation of per share earnings.