Form 10QSB
period 2001-06-30
CITIZENS FIRST CORP
filed 2001-08-14
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2001

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

         Class                                   Outstanding at August 14, 2001

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                       Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      3-8

         ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 9-13

PART II.  OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders         14

         ITEM 6. Exhibits and Reports on Form 8-K                            14

         Signatures                                                          15

         Exhibits                                                         16-26

                  Part I - Financial Information

Item 1. Financial Statements

Consolidated Condensed Balance Sheets

                                                                  June 30, 2001   December 31, 2000

                                                                    (Unaudited)
Assets
 Cash and due from banks .......................................   $  6,605,665    $  2,764,577
 Federal funds sold ............................................      2,400,000       1,475,000
                                                                   ------------    ------------

     Cash and cash equivalents .................................      9,005,665       4,239,577

Securities available for sale (amortized cost of
$7,107,568 as of June 30, 2001;
$6,938,720 as of December 31, 2000)
                                                                      7,236,598       7,025,918
Federal Home Loan Bank (FHLB) Stock ............................        155,200          97,700
Mortgage loans held for sale ...................................        227,067         324,000

 Loans .........................................................     71,151,949      60,989,423
 Less allowance for loan losses ................................        927,657         822,344
                                                                   ------------    ------------
    Net loans ..................................................     70,224,292      60,167,079

 Premises and equipment, net ...................................      1,439,269       1,484,981
 Interest receivable ...........................................        600,343         590,559
 Other real estate owned .......................................        297,000            --
 Other assets ..................................................        137,628         142,656
                                                                   ------------    ------------
    Total assets ...............................................   $ 89,323,062    $ 74,072,470
                                                                   ============    ============

 Liabilities and Shareholders' Equity
 Deposits:
   Demand deposits .............................................   $  5,476,736    $ 11,165,129
   Savings, NOW and money market deposits ......................     15,225,898       9,043,950
   Time deposits ...............................................     56,975,120      42,307,033
                                                                   ------------    ------------
   Total deposits ..............................................     77,677,754      62,516,112

 Securities sold under agreements to repurchase ................      2,321,942       2,358,160
 Federal Home Loan Bank (FHLB) borrowings ......................      1,924,000       1,924,000
 Other borrowings ..............................................        200,000            --
 Deferred income taxes .........................................         43,870          29,647
 Accrued interest and other liabilities ........................        510,301         572,325
                                                                   ------------    ------------

    Total liabilities ..........................................     82,677,867      67,400,244

 Shareholders' equity:
   Preferred stock, no par value authorized 500 shares; issued
   and outstanding 0 and 0, respectively .......................           --              --
   Common stock, no par value authorized 1,000,000
     shares; issued and outstanding 643,053 shares, respectively      7,357,477       7,357,477
   Retained deficit ............................................       (797,442)       (742,802)
    Accumulated other comprehensive income .....................         85,160          57,551
                                                                   ------------    ------------

    Total shareholders' equity .................................      6,645,195       6,672,226
                                                                   ------------    ------------

    Total liabilities
      and shareholders' equity .................................   $ 89,323,062    $ 74,072,470
                                                                   ============    ============

 See accompanying notes to consolidated financial statements ...

Consolidated Condensed Statements of Income
 (Unaudited)

 For the three months ended June 30:
                                                       2001             2000
                                                      ------            ----

 Interest income
  Loans, including fees ......................     $ 1,470,134      $ 1,042,776
  Federal funds sold .........................           7,584           29,203
  Securities available for sale ..............         103,174           94,358
  Other ......................................           3,297            2,480
                                                    ----------       -----------
  Total interest income ......................       1,584,189        1,168,817

Interest expense
  Deposits ...................................         836,772          571,046
  Other short-term borrowings ................          57,220           20,305
                                                    ----------       -----------
  Total interest expense .....................         893,992          591,351
                                                    -----------      -----------

Net interest income ..........................         690,197          577,466

  Provision for loan losses ..................         138,500          118,500
                                                    -----------      -----------

Net interest income after
  provision for loan losses ..................         551,697          458,966
                                                    -----------      -----------


Non-interest income
  Service charges on deposit accounts ........          68,472           57,484
  Income from the sale of loans ..............          10,542            7,484
  Gains (losses) on sales of
  securities available for sale, net .........            --               --
  Other ......................................          10,943            6,023
                                                    ----------       -----------
  Total non-interest income ..................          89,957           70,991

Non-interest expenses
  Compensation and benefits ..................         321,379          347,668
  Net occupancy expense ......................          46,197           36,707
  Furniture and equipment expense ............          66,718           44,325
  Professional fees ..........................          27,734           38,788
  Postage, printing and supplies .............          13,025           13,355
  Bank franchise and license tax .............           6,588           24,000
  Processing fees ............................          46,645           39,765
  Advertising ................................          29,079           25,728
  Other ......................................          77,253           51,206
                                                   -----------       -----------
  Total non-interest expenses ................         634,618          621,542
                                                   -----------       -----------
Income (loss) before income taxes ............           7,036          (91,585)
Income tax expense (benefit) .................          (3,000)            --
                                                   ------------     ------------
Net income (loss) ............................     $    10,036      $   (91,585)
                                                   ============     ============

Basic earnings (loss) per share ..............     $      0.02      $     (0.14)


 See accompanying notes to consolidated financial statements.


Consolidated Condensed Statements of Income
 (Unaudited)

 For the six months ended June 30:

                                                                    2001             2000
                                                                    -----             ----

 Interest income
   Loans, including fees ....................................   $ 2,913,640    $ 1,833,406
   Federal funds sold .......................................        20,741         66,572
   Securities available for sale ............................       242,924        189,710
   Other ....................................................         6,303          5,047
                                                                -----------    -----------
   Total interest income ....................................     3,183,608      2,094,735

 Interest expense
   Deposits .................................................     1,707,553      1,025,360
   Other short-term borrowings ..............................       114,483         31,677
                                                                -----------    -----------
   Total interest expense ...................................     1,822,036      1,057,037
                                                                -----------    -----------

 Net interest income ........................................     1,361,572      1,037,698

   Provision for loan losses ................................       312,000        207,000
                                                                ------------   -----------


 Net interest income after
   provision for loan losses ................................     1,049,572        830,698
                                                                -----------    -----------


 Non-interest income
   Service charges on deposit accounts ......................       124,400         93,427
   Income from the sale of loans ............................        22,654          9,070
   Gains (losses) on sales of
   securities available for sale, net .......................          --           (6,700)
   Other ....................................................        19,619         11,170
                                                                -----------    -----------
   Total non-interest income ................................       166,673        106,967

 Non-interest expenses
   Compensation and benefits ................................       656,742        698,818
   Net occupancy expense ....................................        87,631         75,310
   Furniture and equipment expense ..........................       125,737         99,176
   Professional fees ........................................        50,135         63,746
   Postage, printing and supplies ...........................        25,933         27,730
   Bank franchise and license tax ...........................        30,588         48,356
   Processing fees ..........................................        90,373         68,425
   Advertising ..............................................        62,085         59,515
   Other ....................................................       147,661        104,507
                                                                -----------    -----------
   Total non-interest expenses ..............................     1,276,885      1,245,583
                                                                -----------    -----------
 Loss before income taxes ...................................       (60,640)      (307,918)
 Income tax benefit .........................................        (6,000)          --
                                                                ------------   -----------
 Net loss ...................................................   $   (54,640)   $  (307,918)
                                                                ============   ============

 Basic loss per share .......................................   $     (0.09)   $     (0.48)


 See accompanying notes to consolidated financial statements


Consolidated Condensed Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the six months ended June 30:                     2001          2000
                                                       ----          ----

 Balance January 1                                $6,672,226     $6,848,648
  Net income (loss) ..........................       (54,640)      (307,918)

  Other comprehensive income (loss) net of tax        27,609         18,925
  Issuance of common stock                                 -              -
                                                 -----------    -----------

Balance at end of period .....................   $ 6,645,195    $ 6,559,655
                                                 ===========    ===========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the six months ended June 30:                         2001         2000
                                                          ----          ----

Net income (loss) ..................................    $(54,640)   $(307,918)

Other comprehensive income,(loss) net of tax:
    Unrealized holding gains on available for sale
        securities arising during the period .......      27,609       14,503

     Reclassification adjustments for (gains) losses
      on securities included in net income
                                                            --          4,422
                                                       ---------    ---------
Total other comprehensive income (loss), Net of tax       27,609       18,925

                                                       ---------    ---------
Comprehensive income (loss) ........................    $(27,031)   $(288,993)
                                                       ==========   ==========

 See accompanying notes to consolidated financial statements.


 Consolidated Condensed Statements of Cash Flows
 (Unaudited)
 For the six months ended June 30:

                                                                   2001           2000
                                                                   ----           ----

 Cash flows from operating activities:
 Net loss ................................................   $    (54,640)   $   (307,918)
 Items not requiring (providing) cash:
   Provision for loan losses .............................        312,000         207,000
   Loss on sale of securities available for sale .........           --             6,700
    Amortization of premiums and discounts on securities .        (23,863)         (2,469)
   Depreciation and amortization .........................        139,399         112,709
    FHLB stock dividend received .........................         (4,200)           --
Loans originated for sale ................................     (2,902,895)       (826,300)
Proceeds from sales of loans .............................      2,999,828         844,300
Changes in:
   Accrued interest receivable ...........................         (9,784)       (259,256)
   Other assets ..........................................       (381,020)         44,371
   Accrued expenses and other liabilities ................        (62,028)        (94,012)
                                                             ------------    ------------
   Net cash used in operating  activities ................         12,797        (274,875)

 Cash flows from investing activities:
 Proceeds from sale of securities available for sale .....           --           493,300
 Proceeds from maturities of securities available for sale      8,140,276       3,003,742
 Purchase of securities available for sale ...............     (8,285,260)     (5,279,437)
 Net originations of loans ...............................    (10,369,213)    (13,845,526)
 Purchases of premises and equipment .....................        (57,936)        (25,294)
                                                             ------------    ------------
   Net cash used in investing activities .................    (10,572,133)    (15,653,215)

 Cash flows from financing activities:
 Net increase in deposits ................................     15,161,642      11,085,249
 Net increase in other borrowings ........................        200,000            --
 Net increase (decrease) in repurchase agreements ........        (36,218)      1,935,851
                                                             ------------    ------------

   Net cash provided by financing activities .............     15,325,424      13,021,100
                                                             ------------    ------------
 Net increase (decrease ) in cash and cash equivalents ...      4,766,088      (2,906,990)
 Cash and cash equivalents at beginning of period ........      4,239,577       5,670,339
                                                             ------------    ------------
 Cash and cash equivalents at end of period ..............   $  9,005,665    $  2,763,349
                                                             ============    ============


Additional cash flow information:
  Interest paid ..........................................   $  1,809,029    $    971,754

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

          (2) State Corporate Income Taxes
              The Company incurred a state corporate income tax benefit of $3,000 for the quarter ended June 30, 2001 and $6,000 for the six months ended June 30, 2001 that resulted from losses incurred at the holding company. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had no federal income tax liability for the three-month period and for the six-months period ended June 30, 2001 based on its consolidated results of operations.

         (3) Reclassifications
              Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. These reclassifications had no effect on net earnings.

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

         General
                  The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.
                  The Company follows a corporate strategy that focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.
                  The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer-term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
                  Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary lending focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans, which are then sold on the secondary market (each individually) to a correspondent.
                  The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine network but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
                  The Bank operates in two locations. The main office is located at 1805 Campbell Lane, and the one branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue.

         Results of Operations
                  For the three months ended June 30, 2001, the Company reported net income of $10,036, or $0.02 per diluted share, compared to a net loss of $91,585, or $0.14 per diluted share, for the same period ended June 30, 2000, an increase of $101,621.

                  For the six months ended June 30, 2001, the Company reported a net loss of $54,640, or $0.09 per diluted share, compared to a net loss of $307,918, or $0.48 per diluted share, for the same period ended June 30, 2000, an increase of $253,278. Net income includes a loss of $6,700 during the first six months of 2000 from the sale of investment securities. Excluding this securities transaction and the related tax effect, the net loss for the first six months of 2000 would have been $301,218, or $0.47 per diluted share.

         Net Interest Income
                  Net interest income was $690,197 in the second quarter of 2001, compared with $577,466 in the comparable period in 2000. Second quarter 2001 interest income of $1,584,189, an increase of $415,372 or 36% over the same period in 2000, includes $1,470,134 income on loans, $103,174 income on investment securities, and $10,881 income on federal funds sold and other interest-bearing accounts. Interest income of $1,168,817 during the second quarter of 2000 included $1,042,776 of income on loans, $94,358 income on investment securities, and $31,683 income on federal funds sold and other interest-bearing accounts. Interest expense of $893,992 for the second quarter of 2001 includes interest on deposits of $836,772, and $57,220 on other short-term borrowings. Second quarter 2000 interest expense of $591,351 consists of interest on deposits of $571,046, and interest on other short-term borrowings of $20,305. The growth of the balance sheet, particularly loans and deposits, from the second quarter of 2000 to the same period in 2001 contributed significantly to the increase in net interest income, offset by the lower net interest margin ratio in the second quarter of 2001 compared to the same quarter in 2000. The net interest margin ratio for the second quarter of 2001 was 3.62%, compared to 4.42% during the same quarter of 2000. The lower net interest margin during the second quarter of 2001 was primarily the result of the reduction by 125 basis points of short-term interest rates by the Federal Reserve Bank during the quarter, and the reduction by 275 basis points of short-term interest rates by the Federal Reserve Bank during the first six months of 2001. In the short term, especially three months or less, the Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during the second quarter of 2001, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, that provide the funding for the assets.
                  Net interest income was $1,361,572 for the six months ended June 30, 2001, an increase of $323,874 over the total of $1,037,698 for the same period of 2000. Interest income of $3,183,608 for the first six months of 2001 included $2,913,640 income on loans, $242,924 income on investment securities, and $27,044 income on federal funds sold and other interest-bearing deposits. Total interest income of $2,094,735 for the first six months of 2000 consisted of $1,833,406 income on loans, $189,710 income on investment securities, and $71,619 income on federal funds sold and other interest-bearing deposits. Interest expense for the first half of 2001 totaled $1,822,036, and included $1,707,553 interest on deposits, and $114,483 expense on other short-term borrowings. The comparable period of 2000 had interest expense of $1,057,037, of which $1,025,360 was interest on deposits, and $31,677 was expense on other short-term borrowings.

         Non-Interest Income
                  Non-interest income for the three months ended June 30, 2001 and 2000, respectively, was $89,957 and $70,991, an increase of $18,966 or 27%. Service charges on deposit accounts comprised the largest part of non-interest income for both time periods, totaling $68,472 during the second quarter of 2001, and $57,484 for the same period of 2000.
                  Non-interest income was $166,673 versus $106,967 for the six months ended June 30, 2001 and 2000, respectively. Non-interest income for the first six months of 2000 includes a loss of $6,700 on the sale of investment securities, the result of an investment sold and replaced with a higher yielding security. Excluding this loss, non-interest income for the first six months of 2000 would have been $113,667. Service charges on deposit accounts comprised the largest total of non-interest income for both six-month time periods, totaling $124,400 and $93,427 for 2001 and 2000, respectively.

         Non-Interest Expense
                  Non-interest expense was $634,618 in the second quarter of 2001, up from $621,542 in the same quarter of 2000, an increase of $13,076 or 2.1%. A decrease of $26,289 in compensation and benefits expense from the second quarter of 2000 to the same quarter of 2001 was offset by increases in furniture and equipment expense of $22,393, and an increase in data processing expense of $6,880, from $39,765 in 2000 to $46,645 in 2001.
                  For the six months ended June 30, 2001 and 2000, respectively, non-interest expense was $1,276,885 and $1,245,583, an increase of $31,302 or 2.5%. The majority of the increase for the six months was in processing fees, which increased $21,948, or 32%, from $68,425 in 2000 to $90,373 in 2001, primarily a result of increased transactions costs associated with more deposit accounts.

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




         Balance Sheet Review

         Overview
                  Total assets at June 30, 2001 were $89,323,062, up from $74,072,470 at December 31, 2000, and up from $58,619,588 a year ago.
         Average total assets for the second quarter of 2001 were $81,391,349, up $30,186,139 from the second quarter of 2000 average of $51,205,210.

         Loans
                  At June 30, 2001 loans (excluding mortgage loans held for sale) totaled $71,151,949 compared with $60,989,423 at December 31, 2000 and $47,945,754 a year ago. The Bank experienced annualized loan growth of 33% from December 31, 2000 to June 30, 2001.

         Asset Quality
                  The allowance for loan losses was $927,657 at June 30, 2001, an increase of $105,313, or 13% over the December 31, 2000 level of $822,344. The allowance represents 1.30% of period-end loans, compared to 1.35% of loans at December 31, 2000.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $142,000 at June 30, 2001, compared to $518,000 at December 31, 2000 and none at June 30, 2000. The $142,000 of non-performing loans includes the remaining piece of a $410,000 loan that was non-performing on March 31, 2001. Of the $410,000 loan that was non-performing at March 31, 2001, $190,000 of principal payments was applied during the second quarter of 2001, and $173,000 was charged off to the allowance for loan losses. The remaining $95,000 non-performing loan at June 30, 2001, is comprised of one loan, which has been non-performing since the third quarter of 2000, that was put on non-accrual status during the first quarter of 2001.
                  Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $439,000, comprised of the above mentioned non-performing loans totaling $142,000 and foreclosed real estate of $297,000, at the end of the second quarter of 2001. The Bank had non-performing assets of $518,000 at December 31, 2000, comprised entirely of non-performing loans, and none on June 30, 2000.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision expense for loan losses was $138,500 for the second quarter of 2001, and $312,000 for the first half of 2001. The provision for losses on loans is established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale
                  Securities (all classified as available for sale) increased from $7,025,918 at December 31, 2000 to $7,236,598 at June 30, 2001. At
         June 30, 2000 securities totaled $6,196,626.

         Deposits and Borrowed Funds
                  As of June 30, 2001, total deposits were $77,677,754, and included $72,201,018 of interest bearing deposits. This compares to total deposits of $62,516,112 at December 31, 2000, which included $51,350,983 of interest bearing deposits. Total deposits at June 30, 2000 were $48,215,570, and included interest bearing deposits of $44,935,706.
                  The Bank had $2,321,942 of deposits secured by securities sold under agreements to repurchase on June 30, 2001. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $2,195,858 during the second quarter of 2001.


         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of June 30, 2001, December 31, 2000 and June 30, 2000; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:



                                  June 30,     December 31,    June 30,
                                    2001          2000           2000
                                   -----          ----           ----

Tier 1 risk based ...........       9.08%        10.38%          13.39%
     Regulatory minimum .....       4.00          4.00            4.00
     Well-capitalized minimum       6.00          6.00            6.00
Total risk based ............      10.33%        11.62%          14.57%
     Regulatory minimum .....       8.00          8.00            8.00
     Well-capitalized minimum      10.00         10.00           10.00
Leverage ....................       7.35%         8.93%          11.24%
     Regulatory minimum .....       3.00          3.00            3.00
     Well-capitalized minimum       5.00          5.00            5.00


                  The decrease in capital ratios is due in part to the growth in the Company's total assets, which increases the denominator in the capital calculation formula. In addition, net operating losses decrease capital levels, and hence also serve to decrease the capital ratios.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati, and currently has a loan of $1,924,000 outstanding from the FHLB, at a fixed rate of 6.81%, secured by 1-to-4 family residence mortgages issued by the Bank. Other than these sources, the Company anticipates the need for additional funds to inject as capital into the Bank within the next twelve months, and executed a loan from a correspondent bank during the second quarter of 2001 for the purpose of injecting capital into the Bank. The Company made the first draw during the second quarter of 2001, in the amount of $200,000, from a total availability of $3,000,000. The current rate on the loan, which is repriced annually at LIBOR plus 275 basis points, is 6.69%. The stock of the Bank is pledged as collateral for the loan. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and the Bank are fully staffed and no significant changes in the number of employees are planned.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the second quarter of 2001, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the second quarter of 2000.

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

Part II - Other Information

         Item 4. Submission of Matters to a Vote of Security Holders
                 The Annual Meeting of Shareholders was held on April 19,2001. The following Board of Directors were elected to the three terms ending in 2004 with the vote totals as shown:

                                  Votes for     Votes abstained    Votes against

         Billy J. Bell            582,198              0                0
         James H. Lucas           582,198              0                0
         Joe B. Natcher, Jr.      582,198              0                0

         The terms of office of the following directors of Citizens First Corporation continued after the Annual Shareholders' Meeting:

         Name                                        Term Expires In
         ----                                        ---------------
         Barry D. Bray                                        2002
         Tommy W. Cole                                        2002
         John T. Perkins                                      2002
         Jerry E. Baker                                       2003
         Mary D. Cohron                                       2003
         Floyd H. Ellis                                       2003

         The shareholders voted to amend the Company's Articles of Incorporation to increase the number of shares of authorized Common Stock to 2,000,000 shares. Total votes for the amendment to the Company's Articles of Incorporation were 550,012 votes to approve the amendment, 31,786 votes against the amendment, and 400 votes were abstained.

         The shareholders cast 552,014 votes to ratify the appointment of Baird, Kurtz, & Dobson as the Company's independent accountants for 2001. 24,898 votes were cast against this proposal and 5,286 votes were abstained.

         There were no broker nonvotes on any of the items voted on at the Annual Meeting.


         Item 6. Exhibits and Reports on Form 8-K
          (a) Exhibits
               The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

          (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the quarter ended June 30, 2001.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     CITIZENS FIRST CORPORATION



Date:    August 14, 2001                             /s/ Mary D. Cohron
                                                     ------------------

                                           President and Chief Executive Officer
                                                 (Principal Executive Officer)



         August 14, 2001                            /s/ Bill D. Wright
                                                     ------------------
                                                         Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                           Exhibit Index


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

3.5 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.

 4 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd. (now Citizens First Corporation) (incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

4.1 Articles of Amendment to Articles of Restatement and Amendment to Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

4.2 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.(incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30,2000).

 4.3 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation.

10.18 Commercial Line of Credit Agreement, Promissory Note, and Security (Pledge) Agreement between Citizens First Corporation and
        Franklin Bank & Trust Company dated June 22,2001.

Exhibit 3.5, 4.3
                              ARTICLES OF AMENDMENT
                                       TO
                       RESTATED ARTICLES OF INCORPORATION
                                       OF
                           CITIZENS FIRST CORPORATION

         Pursuant to the provisions of KRS 271B.10-060, Articles of Amendment to the Restated Articles of Incorporation of Citizens First Corporation (the "Corporation") are hereby adopted:
                  FIRST:   The name of the Corporation is Citizens First
Corporation.

                  SECOND: Article IV of the Corporation's Restated Articles of Incorporation is amended in its entirety to read as follows:
                                   ARTICLE IV

                           The total number of shares of stock authorized to be
                  issued and the authorized class thereof shall be Two Million (2,000,000) shares of no par value common stock. The voting power of such stock shall be one vote per share. The shareholders shall not have preemptive rights.

                  THIRD: The foregoing amendment to the Restated Articles of Incorporation was adopted by the shareholders of the Corporation at a meeting held on April 19, 2001. The designation, number of outstanding shares, number of votes entitled to be cast by each voting group entitled to vote on the amendment and the number of votes of each voting group indisputably represented at the meeting are as follows:
                                         No. of Votes             No. of
                      No. of Shares      Entitled to               Shares
     Designation       Outstanding         be Cast              Represented
     -----------      ------------       ------------           -----------

        Common            643,053           643,053                582,198
         The total number of undisputed votes cast for the amendment by each voting group was 550,012. The number of votes cast for the amendment by each voting group was sufficient for approval by that voting group.
                  FOURTH: That the aforesaid amendment was duly adopted in accordance with the applicable provisions of the Kentucky Business Corporation Act.
                  IN WITNESS WHEREOF, the Corporation has caused this certificate to be signed this 15th day of May,2001.

CITIZENS FIRST CORPORATION

By:    /s/ Bill Wright
           Bill Wright
Title:  Vice President and CFO

Exhibit 10.18 Commercial Line of Credit Agreement, Promisssory Note, and Security (Pledge) Agreement between Citizens First Corporation and Franklin Bank & Trust Company dated June 22,2001.


BORROWER'S NAME AND ADDRESS
CITIZENS FIRST CORPORATION
1805 CAMPBELL LANE
BOWLING GREEN KY  42101
"I" includes each borrower above, joint and severally.

LENDER'S NAME AND ADDRESS
FRANKLIN BANK& TRUST COMPANY
317 N. MAIN STREET
FRANKLIN KY  42135-0449
"You" means the lender, its successors and assigns.

LOAN NUMBER: 63542
DATE:  06/22/2001
MATURITY DATE:  06/22/2012
LOAN AMOUNT: $3,000,000.00
RENEWAL OF:_____________

For value received, I promise to pay to you, or your order, at your address listed above the PRINCIPAL sum of THREE MILLION AND 00/100'S Dollars $3,000,000.
         Single advance: I will receive all of this principal sum on ____ . No additional advances are contemplated under this note. XX Multiple Advance: The principal sum shown above is the maximum amount of principal I can borrow under this note. On 06/22/2001 I will receive the amount of $ and future principal advances are contemplated.
         Conditions:  The conditions for future advances are:
         XX Open End Credit: You and I agree that I may borrow up to the maximum amount of principal more than one time. This feature is subject to all other conditions and expires on 06/22/2012.
                 Closed End Credit: You and I agree that I may borrow up to the maximum only one time (and subject to all other conditions).
INTEREST: I agree to pay interest on the outstanding principal balance from 06/22/2001 at the rate of 6.690% per year until 06/22/2002.
XX Variable Rate: This rate may then change as stated below.
         XX Index Rate: The future rate will be EQUAL TO the following index rate: SEE ATTACHMENT
                No Index: The future rate will not be subject to any internal or external index. It will be entirely in your control.
         XX Frequency and Timing: The rate on this note may change as often as ANNUALLY. A change in the interest rate will take effect 06/22/2002.
         XX Limitations: During the term of this loan, the applicable annual interest rate will not be more than 24.00% or less than N/A%. The rate may not change more than N/A% each.
         Effect of Variable Rate: A change in the interest rate will have the following effect on the payments.
         XX The amount of each scheduled payment will change.
                The amount of the final payment will change.
ACCRUAL METHOD: Interest will be calculated on a 365/360 basis.
POST MATURITY RATE: I agree to pay interest on the unpaid balance of this note owing after maturity, and until paid in full, as stated below:
         XX on the same fixed or a variable rate basis in effect before maturity (as indicated above).
                At a rate equal to_______.
XX LATE CHARE: If a payment is made more the 15 days after it is due, I agree to pay a late charge of THE GREATER OF $0.00 OR 5.000% OF THE PAYMENT.
       ADDITIONAL CHARGES: In addition to interest, I agree to pay the following charges which are not included in the principal amount above:
PAYMENTS: I agree to pay this note as follows:
XX Interest: I agree to pay accrued interest SEE ATTACHMENT
XX Principal I agree to pay the principal SEE ATTACHMENT
       Installments: I agree to pay this note in __ payments. The first payment will be in the amount of $___and will be due. A payment of $___ will be due thereafter. The final payment of the entire unpaid balance and interest will be due.
ADDITONAL TERMS:

X SECURITY: This note is separately secured by (describe separate document by type and date): 2,000 SHARES OF THE COMMON CAPITAL STOCK OF CITIZENS FIRST BANK, INC. AS EVIDENCED BY CERTIFICATE #C-00001

PURPOSE: The purpose of this loan is: TO PROVIDE OPERATING CAPITAL
SIGNATURES: I AGREE TO THE TERMS OF THIS NOTE (INCLUDING THOSE ON PAGE 2). I have received a copy on today's date.
CITIZENS FIRST CORPORATION
/s/ MARY D. COHRON
    MARY D. COHRON, PRESIDENT & CEO
/s/ BILL WRIGHT
    BILL WRIGHT, VICE PRESIDENT & CFO

Signature for Lender
/s/ GARY BROADY
    GARY BROADY, PRESIDENT & CEO

DEFINITIONS: As used on page 1 "[XX]" means the terms that apply to this loan. "I," "me" or "My" means each Borrower who signs this note and each other person or legal entity (including guarantors, endorsers, and sureties) who agrees to pay this note (together referred to as "us"). "You" or "your" means the Lender and its successors and assigns. APPLICABLE LAW: The law of the state in which you are located will govern this note. Any term of this note which is contrary to applicable law will not be effective, unless the law permits you and me to agree to such a variation. If any provision of this agreement cannot be enforced according to its terms, this fact will not affect the enforceability of the remainder of this agreement. No modification of this agreement may be made without your express written consent. Time is of the essence in this agreement.
PAYMENTS: Each payment I make on this note will first reduce the amount I owe you for charges which are neither interest nor principal. The remainder of each payment will then reduce accrued unpaid interest, and then unpaid principal. If you and I agree to a different application of payments, we will describe our agreement on this note. I may prepay a part of or the entire balance of this loan without penalty, unless we specify to the contrary on this note. Any partial prepayment will not excuse or reduce any later scheduled payment until this note is paid in full (unless, when I make the prepayment, you and I agree in writing to the contrary). INTEREST: Interest accrues on the principal remaining unpaid from time to time, until paid in full. If I receive the principal in more than one advance, each advance will start to earn interest only when I receive the advance. The interest rate in effect on this note at any given time will apply to the entire principal advanced at that time. Notwithstanding anything to the contrary, I do not agree to pay and you do not intend to charge any rate of interest that is higher than the maximum rate of interest you could charge under applicable law for the extension of credit that is agreed to here (either before or after maturity). If any notice of interest accrual is sent and is in error, we mutually agree to correct it, and if you actually collect more interest than allowed by law and this agreement, you agree to refund it to me.
INDEX RATE: The index will serve only as a device for setting the rate on this note. You do not guarantee by selecting this index, or the margin, that the rate on this note will be the same rate you charge on any other loans or class of loans to me or other borrowers.
ACCRUAL METHOD: The amount of interest that I will pay on this loan will be calculated using the interest rate and accrual method stated on page 1 of this note. For the purpose of interest calculation, the accrual method will determine the number of days in a "year." If no accrual method is stated, then you may use any reasonable accrual method for calculating interest.
POST MATURITY RATE: For purposes of deciding when the "Post Maturity Rate:
(shown on page 1) applies, the term "maturity" means the date of the last scheduled payment indicated on page 1 of this note or the date you accelerate payment on the note, whichever is earlier.
SINGLE ADVANCE LOANS: If this is a single advance loan, you and I expect that you will make only one advance of principal. However, you may add other amounts to the principal if make any payments described in the "PAYMENTS BY LENDER" paragraph below.
MULTIPLE ADVANCE LOANS: If this is a multiple advance loan, you and I expect that you will make more than one advance of principal. If this is closed end credit, repaying a part of the principal will not entitle me to additional credit.
PAYMENTS BY LENDER: If you are authorized to pay, on my behalf, charges I am obligated to pay (such as property insurance premiums), then you may treat those payments made by you as advances and add them to the unpaid principal under this note, or you may demand immediate payment of the charges.
SET-OFF: I agree that you may set off any amount due and payable under this note against any right I have to receive money from you.
         "Right to receive money from you" means:
(1)      any deposit account balance I have with you;
(2) any money owed to me on an item presented to you or in your possession for collection or exchange; and
(3)      any repurchase agreement or other nondeposit obligation.
         "Any amount due and payable under the note" means the total amount of which you are entitled to demand payment under the terms of this note at the time you set off. This total includes any balance the due date for which you properly accelerate under this note.
         If my right to receive money from you is also owned by someone who has not agreed to pay this note, your right of set-off will apply to my interest in the obligation and to any other amounts I could withdraw on my sole request or endorsement. Your right of set-off does not apply to an account or other obligation where my rights are only as a representative. It also does not apply to any Individual Retirement Account or other tax-deferred retirement account.
         You will not be liable for the dishonor of any check when the dishonor occurs because you set off this debt against any of my accounts. I agree to hold you harmless from any such claims arising as a result of your exercise of you right of set-off.
REAL ESTATE OR RESIDENCE SECURITY: If this note is secured by real estate or a residence that is personal property, the existence of a default and you remedies for such a default will be determined by applicable law, by the terms of any separate instrument creating the security interest and, to the extent not prohibited by law and not contrary to the terms of the separate security instrument, by the "Default" and "Remedies" paragraphs herein. DEFAULT: I will be in default if any one or more of the following occur: (1) I fail to make a payment on time or in the amount due; (2) I fail to keep the property insured, if required; (3) I fail to pay or keep any promise on any debt or agreement I have with you; (4) any other creditor of mine attempts to collect any debt I owe him through court proceedings; (5) I die, am declared incompetent, make an assignment for the benefit of creditors, or become insolvent (either because my liabilities exceed my assets or I am unable to pay my debts as thy become due);
(6) I make any written statement or provide any financial information that is untrue or inaccurate at the time it was provided; (7) I do or fail to do something which causes you to believe that you will have difficulty collecting the amount I owe you: (8) any collateral securing this note is used in a manner or for a purpose which threatens confiscation by a legal authority; (9) I change my name or assume an additional name without first notifying you before making such a change; (10) I fail to plant, cultivate and harvest crops in due season if I am a producer of crops; (11) any loan proceeds are used for a purpose that will contribute to excessive erosion of highly erodible land or to the conversion of wetland to produce an agricultural commodity, as further explained in 7 C.F.R. part 1940, Subpart G, Exhibit M.
REMEDIES: If I am in default on this note you have, but are not limited to the following remedies;
(1) You may demand immediate payment of all I owe you under this note (principal, accrued unpaid interest and other accrued charges).
(2) You may set off this debt against any right I have to the payment of money from you, subject to the terms of the "Set-Off" paragraph herein.
(3) You may demand security, additional security, or additional parties to be obligated to pay this note as a condition for not using any other remedy.
(4) You may refuse to make advances to me or allow purchases on credit by me.
(5)      You may use any remedy you have under state or federal law.
By selecting any one or more of these remedies you do not give up your right to later use any other remedy. By waiving your right to declare an event to be a default, you do not waive your right to later consider the event as a default if it continues or happens again.
COLLECTION COSTS AND ATTORNEY'S FEES: I agree to pay all costs of collection, replevin or any other or similar type of cost if I am in default. In addition, if you hire an attorney to collect this note, I also agree to pay any fee you incur with such attorney plus court costs (except where prohibited by law). To the extent permitted by the United States Bankruptcy Code, I also agree to pay the reasonable attorney's fees and costs you incur to collect this debt as awarded by any court exercising jurisdiction under the Bankruptcy Code.
WAIVER: I give up my right to require you to do certain things. I will not require you to:
(1)      demand payment of amounts due (presentment);
(2)      obtain official certification of nonpayment (protest); or
(3)      give notice that amounts due have not been paid (notice of dishonor).
         I waive any defenses I have based on suretyship or impairment of collateral.
OBLIGATIONS INDEPENDENT: I understand that I must pay this note even if someone else has also agreed to pay it (by, for example, signing this form or a separate guarantee or endorsement). You may sue me alone, or anyone else who is obligated on this note, or any number of us, together, to collect this note. You may do so without any notice that it has not been paid (notice of dishonor). You may without notice release any party to this agreement without releasing any other party. If you give up any of your rights, with or without notice, it will not affect my duty to pay this note. Any extension of new credit to any of us, or renewal of this note, by all or less than all of us will not release me from my legal duty to pay it. (of course, you are entitled to only one payment in full.) I agree that you may at your option extend this note or the debt represented by this note, or any portion of the note or debt, from time to time without limit or notice and for any term without affecting my liability for payment of the note. I will not assign my obligation under this agreement without your prior written approval. CREDIT INFORMATION: I agree and authorize you to obtain credit information about me from time to time (for example, by requesting a credit report) and to report to others your credit experience with me (such as a credit reporting agency). I agree to provide you, upon request, any financial statement or information you may deem necessary. I warrant that the financial statements and information I provide to you are or will be accurate, correct and complete.
NOTICE: Unless otherwise required by law, any notice to me shall be given by delivering it or by mailing it by first class mail addressed to me at my last known address. My current address is on page 1. I agree to inform you in writing of any change in my address. I will give any notice to you by mailing it first class to your address state on page 1 of this agreement, or to any other address that you have designated.

ATTACHMENT:

This is an attachment to the commercial master note from Franklin Bank & Trust Company to Citizens First Corporation dated June 22, 2001.

Interest Rate
-------------

IV. Interest rate shall be 275 basis points over one year LIBOR (London Inter-bank Offered Rate) adjusted annually on June 22. The interest rate on this note on this date is 6.69%.

Payment Schedule
----------------

(X). From 6/22/01 through 6/22/04, interest shall be due on a quarterly basis. Thereafter, interest shall continue to be paid on a quarterly basis. Subsequent advances of principal may be made but the outstanding principal balance shall not exceed the amount listed below after the corresponding time periods listed below.

6/22/05   $2,625,000.00
6/22/06   $2,250,000.00
6/22/07   $1,875,000.00
6/22/08   $1,500,000.00
6/22/09   $1,125,000.00
6/22/10   $  750,000.00
6/22/11   $  375,000.00
6/22/12   All remaining principal & interest due in full


CITIZENS FIRST CORPORATION

By:  /s/ Mary D. Cohron
         Mary D. Cohron, President & CEO

By:  /s/ Bill Wright
         Bill Wright, Vice President & CFO

Borrower's Name and Address
Citizens First Corporation
1805 Campbell Lane
Bowling Green, KY  42101
"I" includes each borrower above, jointly and severally.

Lender's Name and Address
Franklin Bank & Trust Company
317 N. Main Street
Franklin, KY  42135-0449
"You" means the lender, its successors and assigns.

Line of Credit No. 63542
Date 06/22/2001
Maximum Credit Amount  $3,000,000.00
Loan Ref. No.____________

You have extended to me a line of credit in the amount of THREE MILLION and 00/100s $3,000,000.00.

You will make loans to me from time to time until 6/22/2012. Although the line of credit expires on that date, I will remain obligated to perform all my duties under this agreement so long as I owe you money advanced according to the terms of this agreement, as evidenced by any note or notes I have signed promising to repay these amounts.

This line of credit is an agreement between you and me. It is not intended that any third party receive any benefit from this agreement, whether by direct payment, reliance for future payment or in any other manner. This agreement is not a letter of credit.

1.       AMOUNT:  This line of credit is:
         X OBLIGATORY: You may not refuse to make a loan to me under this line of credit unless one of the following occurs:
a.       I have borrowed the maximum amount available to me;
b.       This line of credit has expired;
c. I have defaulted on the note (or notes) I have signed which show my indebtedness under this line of credit;
d. I have violated any term of this line of credit or any note or other agreement entered into in connection with this line of credit;
         DISCRETIONARY: You may refuse to make a loan to me under this line of credit once the aggregate outstanding advances equal or exceed $_______. Subject to the obligatory or discretionary limitations above, this line of credit is:
             XX OPEN-END (Business or Agricultural only): I may borrow up to the maximum amount of principal more than one time.
                    CLOSED-END:  I may borrow up to the maximum only one time.
2. PROMISSORY NOTE: I will repay any advances made according to this line of credit agreement as set out in the promissory note, I signed on 6/22/2001, or any note(s) I sign at a later time which represent advances under this agreement. The note(s) set(s) out the terms relating to maturity, interest rate, repayment and advances. If indicated on the promissory note, the advances will be made as follows:
         ___________________.
3. RELATED DOCUMENTS: I have signed the following documents in connection with this line of credit and note(s)
         entered into in accordance with this line of credit:
     Security agreement dated ____________      X SECURITY PLEDGE AGREEMENT
     Mortgage dated____________________
     Guaranty dated_____________________
4.       REMEDIES: If I am in default on the note(s) you may:
a.       take any action as provided in the related documents:
b.       without notice to me, terminate this line of credit.
              By selecting any of these remedies you do not give up your right to later use any other remedy. By deciding not to use any remedy should I default, you do not waive your right to later consider the event a default, if it happens again.
5.       COST AND FEES:  If you hire an  attorney  to enforce  this  agreement
         I will pay your reasonable  attorney's fees,  where permitted by law.
         I will also pay your court costs and costs of  collections, where permitted by law.
6. COVENANTS: For as long as this line of credit is in effect or I owe you money for advances made in accordance with the line of credit,
         I will do the following:
a. maintain books and records of my operations relating to the need for this line of credit;
b.       permit you or any of your representatives to inspect and/or copy these records;
c. provide to you any documentation requested by you which support the reason for making any advance under this line of credit;
d. permit you to make any advance payable to the seller (or seller and me) of any items being purchased with that advance;
7. NOTICES: All notices or other correspondence with me should be sent to my address stated above. The notice or correspondence shall be effective when deposited in the mail, first class, or delivered to me in person.
8. MISCELLANEOUS: This line of credit may not be changed except by a written agreement signed by you and me.
         The law of the state in which you are located will govern this agreement. Any term of this agreement which is contrary to applicable law will not be effective, unless the law permits you and me to agree to such a variation.
     SIGNATURES:  I AGREE TO THE TERMS OF THIS LINE OF CREDIT.
                  I HAVE RECEIVED A COPY ON TODAY'S DATE.
                                                      CITIZENS FIRST CORPORATION
                                                         /S/ MARY D. COHRON
                                            MARY D. COHRON, PRESIDENT AND CEO
                                                         /S/ BILL WRIGHT
                                            BILL WRIGHT, VICE PRESIDENT AND CFO

     FOR THE LENDER

     /S/ GARY BROADY
         GARY BROADY
     Title:  PRESIDENT AND CEO

                           SECURITY (PLEDGE) AGREEMENT


         THIS AGREEMENT, made and entered into on this 22nd day of June, 2001, by and between Citizens First Corporation, 1805 Campbell Lane, Bowling Green, KY 42101, hereinafter collectively referred to as PLEDGOR, and FRANKLIN BANK & TRUST COMPANY, 317 Main Street, Franklin, Kentucky 42134, hereinafter referred to as PLEDGEE;
                                   WITNESSETH:
         WHEREAS, the PLEDGOR is indebted to the PLEDGEE in the amount of $3,000,000.00, as evidenced by a promissory note dated 6/22/01, from Citizens First Corporation to Franklin Bank & Trust Company, with the said party(ies) being jointly and severally liable to the PLEDGEE;
         WHEREAS, the PLEDGOR desires to secure said indebtedness by the pledge of certain common capital stock, and the PLEDGEE desires to obtain security for the debt;
         NOW, THEREFORE, in consideration of the sum of One Dollar ($1.00), cash in hand paid, the receipt of which is hereby acknowledged, and in further consideration of more adequately securing the indebtedness owned by the PLEDGOR to Franklin Bank & Trust Company as evidenced by that certain promissory note dated 6/22/01, in the principal amount of $3,000,000.00, with interest accruing at the rate stated in said note, the PLEDGOR does hereby pledge and grant to the PLEDGEE, its successors and assigns, a security interest in and to the follow-ing: Two thousand (2,000) shares of the common capital stock of Citizens First Bank, Inc. as evidenced by certificate #C-00001.
   The PLEDGOR has on this date endorsed and delivered to the PLEDGEE the collateral above-described, which the PLEDGEE agrees to maintain in its safe custody. The parties also agree to the following express promises, covenants, and stipulations.
1. The PLEDGOR warrants that he/she is the absolute owner of all legal and equitable title to the subject collateral free of all liens, encumbrances, and adverse claims and charges of every nature. Said collateral is pledged here-under pursuant to KRS355.9-305 without the necessity of filing for protection of a security interest.
2. Upon any default or breach by the PLEDGOR of the hereinabove-described promissory note which is secured hereby, the PLEDGEE may, at its option, declare the PLEDGOR to be in default. Upon default, the PLEDGEE may proceed with the sale of the pledged collateral with the proceeds of sale being applied to the indebtedness secured hereby.
3. Upon satisfaction by the PLEDGOR of the indebtedness owed to the PLEDGEE, secured hereby, the PLEDGEE shall forthwith tender to the PLEDGOR the collateral or substitute collateral held hereunder.
4. If the pledged collateral is stock, the PLEDGOR shall retain all voting privileges on the pledged stock; however, all cash dividends shall be applied to the indebtedness secured hereby and all stock dividends and shares resulting from stock splits shall be endorsed and tendered to the PLEDGEE to be held hereunder, in pledge, as security. The PLEDGEE shall have the rights and duties with respect to the pledged property as outlined in KRS 355.9-207.
         IN WITNESS WHEREOF, the parties have caused their respective names to be affixed hereto.
                                            PLEDGOR:
                                            CITIZENS FIRST CORPORATION
                                       By: /s/ Mary D. Cohron
                                               Mary D. Cohron, President & CEO
                                       By: /s/ Bill Wright
                                               Bill Wright, Vice President & CFO


                                            PLEDGEE:

                                            FRANKLIN BANK & TRUST COMPANY

                                            By: /s/ Gary Broady
                                                    Gary Broady
                                            Its:  President