Form 10QSB
period 2001-09-30
CITIZENS FIRST CORP
filed 2001-11-13
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2001

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

         Class                                 Outstanding at November 13, 2001

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      3-8

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-13

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                            14

         Signatures                                                          15

         Exhibits                                                            16

                  Part I - Financial Information

Item 1. Financial Statements


Consolidated Condensed Balance Sheets

                                                              September 30, 2001  December 31, 2000

                                                                  (Unaudited)
Assets
 Cash and due from banks .......................................   $  2,581,190    $  2,764,577
 Federal funds sold ............................................      1,300,000       1,475,000
                                                                   ------------    ------------
     Cash and cash equivalents .................................      3,881,190       4,239,577

Securities available for sale (amortized cost
of $7,222,833 as of September 30,2001;
$6,938,720 as of December 31, 2000)
                                                                      7,428,755       7,025,918
Federal Home Loan Bank (FHLB) Stock ............................        157,900          97,700
Mortgage loans held for sale ...................................        706,139         324,000

 Loans .........................................................     77,269,701      60,989,423
 Less allowance for loan losses ................................      1,012,984         822,344
                                                                   ------------    ------------
    Net loans ..................................................     76,256,717      60,167,079

 Premises and equipment, net ...................................      1,440,600       1,484,981
 Interest receivable ...........................................        607,578         590,559
 Other real estate owned .......................................        125,000            --
 Other assets ..................................................        101,614         142,656
                                                                   ------------    ------------
    Total assets ...............................................   $ 90,705,493    $ 74,072,470
                                                                   ============    ============

 Liabilities and Shareholders' Equity
 Deposits:
   Demand deposits .............................................   $  6,497,835    $ 11,165,129
   Savings, NOW and money market deposits ......................     17,059,243       9,043,950
   Time deposits ...............................................     54,579,189      42,307,033
                                                                   ------------    ------------
   Total deposits ..............................................     78,136,267      62,516,112

 Securities sold under agreements to repurchase ................      2,557,382       2,358,160
 Federal Home Loan Bank (FHLB) borrowings ......................      1,924,000       1,924,000
 Other borrowings ..............................................        600,000            --
 Deferred income taxes .........................................         70,013          29,647
 Accrued interest and other liabilities ........................        619,130         572,325
                                                                   ------------    ------------
    Total liabilities ..........................................     83,906,792      67,400,244

 Shareholders' equity:
   Preferred stock, no par value authorized 500 shares; issued
   and outstanding 0 and 0, respectively......................           --              --
   Common stock, no par value authorized 1,000,000
     shares; issued and outstanding 643,053 shares, respectively      7,357,477       7,357,477
   Retained deficit ............................................       (694,684)       (742,802)
    Accumulated other comprehensive income .....................        135,908          57,551
                                                                   ------------    ------------
    Total shareholders' equity .................................      6,798,701       6,672,226
                                                                   ------------    ------------
    Total liabilities
      and shareholders' equity .................................   $ 90,705,493    $ 74,072,470
                                                                   ============    ============

 See accompanying notes to consolidated financial statements.

Consolidated Condensed Statements of Income
 (Unaudited)

 For the three months ended September 30:      2001            2000
                                               ----            ----

 Interest income
  Loans, including fees ...............   $ 1,520,135    $ 1,211,847
  Federal funds sold ..................         8,892          6,648
  Securities available for sale .......       124,698         93,407
  Other ...............................         2,839            531
                                          -----------    -----------
  Total interest income ...............     1,656,564      1,312,433

Interest expense
  Deposits ............................       808,349        675,129
  Other short-term borrowings .........        60,720         26,974
                                          -----------    -----------
  Total interest expense ..............       869,069        702,103
                                          -----------    -----------

Net interest income ...................       787,495        610,330

  Provision for loan losses ...........        87,000        126,000
                                          -----------    -----------


Net interest income after
  provision for loan losses ...........       700,495        484,330
                                          -----------    -----------


Non-interest income
  Service charges on deposit accounts .        73,444         62,132
  Income from the sale of loans .......        12,104          5,242
  Gains (losses) on sales of securities
  available for sale, net .............          --             (127)
  Other ...............................         9,895          9,541
                                          -----------    -----------
  Total non-interest income ...........        95,443         76,788

Non-interest expenses
  Compensation and benefits ...........       343,960        305,514
  Net occupancy expense ...............        45,411         43,229
  Furniture and equipment expense .....        68,391         55,574
  Professional fees ...................        32,421         13,625
  Postage, printing and supplies ......        13,656         18,876
  Bank franchise and license tax ......        24,000         24,000
  Processing fees .....................        50,044         39,144
  Advertising .........................        27,230         24,468
  Other ...............................        91,068         52,289
                                          -----------    -----------
  Total non-interest expenses .........       696,181        576,719
                                          -----------    -----------
Income (loss) before income taxes .....        99,757        (15,601)
Income tax expense (benefit) ..........        (3,000)          --
                                          -----------    -----------
Net income (loss) .....................   $   102,757    $   (15,601)
                                          ===========    ===========

Basic earnings (loss) per share .......   $      0.16    $     (0.02)


 See accompanying notes to consolidated financial statements.

Consolidated Condensed Statements of Income
 (Unaudited)

 For the nine months ended September 30:       2001          2000
                                               ----          ----

 Interest income
  Loans, including fees ...............   $ 4,433,775    $ 3,045,253
  Federal funds sold ..................        29,633         73,220
  Securities available for sale .......       367,622        283,117
  Other ...............................         9,142          5,578
                                          -----------    -----------
  Total interest income ...............     4,840,172      3,407,168

Interest expense
  Deposits ............................     2,515,902      1,700,489
  Other short-term borrowings .........       175,203         58,651
                                          -----------    -----------
  Total interest expense ..............     2,691,105      1,759,140
                                          -----------    -----------

Net interest income ...................     2,149,067      1,648,028

  Provision for loan losses ...........       399,000        333,000
                                          -----------    -----------


Net interest income after
  provision for loan losses ...........     1,750,067      1,315,028
                                          -----------    -----------


Non-interest income
  Service charges on deposit accounts .       197,844        155,559
  Income from the sale of loans .......        34,758         14,312
  Gains (losses) on sales of securities
  available for sale, net .............          --           (6,827)
  Other ...............................        29,514         20,711
                                          -----------    -----------
  Total non-interest income ...........       262,116        183,755

Non-interest expenses
  Compensation and benefits ...........     1,000,702      1,004,332
  Net occupancy expense ...............       133,042        118,539
  Furniture and equipment expense .....       194,128        154,750
  Professional fees ...................        82,556         77,371
  Postage, printing and supplies ......        39,589         46,606
  Bank franchise and license tax ......        54,588         72,356
  Processing fees .....................       140,417        107,569
  Advertising .........................        89,315         83,983
  Other ...............................       238,729        156,796
                                          -----------    -----------
  Total non-interest expenses .........     1,973,066      1,822,302
                                          -----------    -----------
Loss before income taxes ..............        39,117       (323,519)
Income tax benefit ....................        (9,000)          --
                                          -----------    -----------
Net income (loss) .....................   $    48,117    $  (323,519)
                                          ===========    ===========

Basic earnings (loss) per share .......   $      0.08    $     (0.50)


 See accompanying notes to consolidated financial statements.

Consolidated Condensed Statements of Changes in Shareholders' Equity
 (Unaudited)

 For the nine months ended  September 30:           2001          2000
                                                    ----          ----

 Balance January 1                               $6,672,226    $6,848,648
  Net income (loss) ..........................       48,117      (323,519)
  Other comprehensive income (loss) net of tax       78,358        52,909
  Issuance of common stock                                -             -
                                                 ----------   -----------
Balance at end of period .....................   $6,798,701   $ 6,559,655
                                                 ==========   ===========

 See accompanying notes to consolidated financial statements.



Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the nine months ended September 30:                  2001          2000
                                                          ----          ----

Net income (loss) ..................................    $ 48,117    $ (323,519)

Other comprehensive income,(loss) net of tax:
    Unrealized holding gains on available for sale
        securities arising during the period .......      78,358        48,402
     Reclassification adjustments for (gains) losses
      on securities included in net income                    --         4,507
                                                        ---------   ----------
 Total other comprehensive income (loss), Net of tax      78,358        52,909
                                                       ---------    ----------
Comprehensive income (loss) ........................   $ 126,475    $ (270,610)
                                                       =========    ==========

 See accompanying notes to consolidated financial statements.


 Consolidated Condensed Statements of Cash Flows
 (Unaudited)

 For the nine months ended September 30:                           2001            2000
                                                                   ----            ----

 Cash flows from operating activities:
 Net income(loss) ........................................   $     48,117    $   (323,519)
 Items not requiring (providing) cash:
   Provision for loan losses .............................        399,000         333,000
   Loss on sale of securities available for sale .........           --             6,827
    Amortization of premiums and discounts on securities .        (46,430)        (14,198)
   Depreciation and amortization .........................        196,333         180,314
    FHLB stock dividend received .........................         (6,900)           --
Loss on sale of other real estate owned ..................         10,002            --
Loans originated for sale ................................     (4,907,785)     (1,242,300)
Proceeds from sales of loans .............................      4,525,646       1,257,300
Changes in:
   Accrued interest receivable ...........................        (17,019)       (254,865)
   Other assets ..........................................       (345,009)         12,086
   Accrued expenses and other liabilities ................         46,804          50,844
                                                             ------------    ------------
   Net cash used in operating  activities ................        (97,241)          5,489

 Cash flows from investing activities:
Net decrease in federal funds sold .......................        175,000       2,275,000
 Proceeds from sale of securities available for sale .....        100,000         808,300
 Proceeds from maturities of securities available for sale     13,985,781       3,271,719
 Purchase of securities available for sale ...............    (14,323,463)     (5,463,270)
Proceeds from sale of other real estate owned ............        161,998            --
Proceeds from sale of premises and equipment .............           --             1,491
 Net originations of loans ...............................    (16,488,638)    (19,037,417)
 Purchases of premises and equipment .....................       (116,201)        (25,562)
                                                             ------------    ------------
   Net cash used in investing activities .................    (16,505,523)    (18,169,739)

 Cash flows from financing activities:
 Net increase in deposits ................................     15,620,155      15,426,951
 Net increase in other borrowings ........................        600,000            --
 Net increase (decrease) in repurchase agreements ........        199,222       2,447,232
                                                             ------------    ------------

   Net cash provided by financing activities .............     16,419,377      17,874,183
                                                             ------------    ------------
 Net increase (decrease ) in cash and cash equivalents ...       (183,387)       (290,067)
 Cash and cash equivalents at beginning of period ........      2,764,577       2,195,339
                                                             ------------    ------------
 Cash and cash equivalents at end of period ..............   $  2,581,190    $  1,905,272
                                                             ============    ============

Additional cash flow information:
  Interest paid                                              $  2,661,411    $  1,632,293

 See accompanying notes to consolidated financial statements.

         Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The accounting and reporting policies of Citizens First Corporation (the "Company") and its subsidiary Citizens First Bank, Inc. (the "Bank") conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.
              The financial information presented has been prepared from the books and records of the Company and is not audited. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by generally accepted accounting principles for complete statements.
              In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

         (2) State Corporate Income Taxes
              The Company incurred a state corporate income tax benefit of $3,000 for the quarter ended September 30, 2001 and $9,000 for the nine months ended September 30, 2001 that resulted from losses incurred at the holding company. Banks in the state of Kentucky are not assessed corporate income taxes, but are instead taxed based on the value of their capital accounts. Accordingly, the income or loss from bank subsidiaries of a holding company is not included in the calculation of corporate income tax. The Company had no federal income tax liability for the three-month period and for the nine-months period ended September 30, 2001 based on its consolidated results of operations.

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

         Results of Operations
                  For the three months ended September 30, 2001, the Company reported net income of $102,757, or $0.16 per diluted share, compared to a net loss of $15,601 or a net loss of $0.02 per diluted share, for the same period ended September 30, 2000, an increase of $118,358.


                  For the nine months ended September 30, 2001, the Company reported net income of $48,117, or $0.08 per diluted share, compared to a net loss of $323,519 or a net loss of $0.50 per diluted share, for the same period ended September 30, 2000, an increase of $371,636.
         Net income includes a loss of $6,827 during the first nine months of 2000 from the sale of investment securities. Excluding this securities transaction and the related tax effect, the net loss for the first nine months of 2000 would have been $316,692, or a net loss of $0.49 per diluted share.

         Net Interest Income
                  Net interest income was $787,495 in the third quarter of 2001, compared with $610,330 in the comparable period in 2000. Third quarter 2001 interest income of $1,656,564, an increase of $344,131 or 26% over the same period in 2000, includes $1,520,135 income on loans, $124,698 income on investment securities, and $11,731 income on federal funds sold and other interest-bearing accounts. Interest income of $1,312,433 during the third quarter of 2000 included $1,211,847 of income on loans, $93,407 income on investment securities, and $7,179 income on federal funds sold and other interest-bearing accounts. Interest expense of $869,069 for the third quarter of 2001 includes interest on deposits of $808,349, and $60,720 on other short-term borrowings. Third quarter 2000 interest expense of $702,103 consists of interest on deposits of $675,129, and interest on other short-term borrowings of $26,974. The growth of the balance sheet, particularly loans and deposits, from the third quarter of 2000 to the same period in 2001 contributed significantly to the increase in net interest income, offset by the lower net interest margin ratio in the third quarter of 2001 compared to the same quarter in 2000. The net interest margin ratio for the third quarter of 2001 was 3.67%, compared to 4.31% during the same quarter of 2000. The lower net interest margin during the third quarter of 2001 was primarily the result of the reduction by 75 basis points of short-term interest rates by the Federal Reserve Bank during the quarter, and the reduction by 350 basis points of short-term interest rates by the Federal Reserve Bank during the first nine months of 2001. In the short term, especially three months or less, the Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during the third quarter of 2001, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, that provide the funding for the assets.
                  Net interest income was $2,149,067 for the nine months ended September 30, 2001, an increase of $501,039 or 30% over the total of $1,648,028 for the same period of 2000. Interest income of $4,840,172 for the first nine months of 2001 included $4,433,775 income on loans, $367,622 income on investment securities, and $38,775 income on federal funds sold and other interest-bearing deposits. Total interest income of $3,407,168 for the first nine months of 2000 consisted of $3,045,253 income on loans, $283,117 income on investment securities, and $78,798 income on federal funds sold and other interest-bearing deposits. Interest expense for the first nine months of 2001 totaled $2,691,105, and included $2,515,902 interest on deposits, and $175,203 expense on other short-term borrowings. The comparable period of 2000 had interest expense of $1,759,140, of which $1,700,489 was interest on deposits, and $58,651 was expense on other short-term borrowings.

         Non-Interest Income
                  Non-interest income for the three months ended September 30, 2001 and 2000, respectively, was $95,443 and $76,788, an increase of $18,655 or 24%. Service charges on deposit accounts comprised the largest part of non-interest income for both time periods, totaling $73,444 during the third quarter of 2001, and $62,132 for the same period of 2000.
                  Non-interest income was $262,116 versus $183,755 for the nine months ended September 30, 2001 and 2000, respectively. Non-interest income for the first nine months of 2000 includes a loss of $6,827 on the sale of investment securities, the result of an investment sold and replaced with a higher yielding security. Excluding this loss, non-interest income for the first nine months of 2000 would have been $190,582. Service charges on deposit accounts comprised the largest total of non-interest income for both nine-month time periods, totaling $197,844 and $155,559 for 2001 and 2000, respectively. Income from the sale of loans increased from $14,312 for the first nine months in 2000 to $34,758 for the same time period in 2001, an increase of $20,446 or 143%.

         Non-Interest Expense
                  Non-interest expense totaled $696,181 in the third quarter of 2001, up from $576,719 in the same quarter of 2000, an increase of $119,462 or 21%. Significant increases from the third quarter of 2000 to the same period of 2001 include: compensation and benefits expense increased $38,446 to $343,960, professional fees increased $18,796 to $32,421, and furniture and equipment expense increased $12,817 to $68,391. Other expense includes $10,002 loss on the sale of two other real estate owned properties, and $1,434 expense associated with maintaining other real estate owned during the third quarter of 2001, compared to no expense associated with maintaining or selling other real estate owned during the third quarter of 2000.
                  For the nine months ended September 30, 2001 and 2000, respectively, non-interest expense was $1,973,066 and $1,822,302, an increase of $150,764 or 8%. The majority of the increase was in furniture and equipment expense, which increased $39,378 to $194,128 in 2001. Processing fees increased $32,848, or 31%, to $140,417 in 2001, primarily a result of increased transactions costs associated with more deposit accounts.

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






         Balance Sheet Review

         Overview
                  Total assets at September 30, 2001 were $90,705,493, up from $74,072,470 at December 31, 2000, and up from $63,654,802 a year ago.
         Average total assets for the third quarter of 2001 were $89,305,245, up $29,574,389 from the third quarter of 2000 average of $59,730,856.

         Loans
                  At September 30, 2001 loans (excluding mortgage loans held for sale) totaled $77,269,701 compared with $60,989,423 at December 31, 2000 and $63,654,802 a year ago. The Bank experienced annualized loan growth of 36% from December 31, 2000 to September 30, 2001.

         Asset Quality
                  The allowance for loan losses was $1,012,984 at September 30, 2001, an increase of $190,640, or 23% over the December 31, 2000 level of $822,344. The allowance represents 1.30% of period-end loans, compared to 1.35% of loans at December 31, 2000.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $95,000 at September 30, 2001, compared to $518,000 at December 31, 2000 and $518,000 at September 30, 2000. The $95,000 non-performing loan at September 30, 2001, is comprised of one loan, which has been non-performing since the third quarter of 2000, that was put on non-accrual status during the first quarter of 2001.
                  Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $220,000, comprised of the above mentioned non-performing loan of $95,000 and foreclosed real estate of $125,000, at the end of the third quarter of 2001. The Bank had non-performing assets of $518,000 at December 31, 2000 and $518,000 at September 30, 2000, comprised entirely of non-performing loans.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision expense for loan losses was $87,000 for the third quarter of 2001, and $399,000 for the first nine months of 2001. The provision for losses on loans is established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale
                  Securities (all classified as available for sale) increased from $7,025,918 at December 31, 2000 to $7,428,755 at September 30,
         2001. At September 30, 2000 securities totaled $5,860,393.

         Deposits and Borrowed Funds
                  As of September 30, 2001, total deposits were $78,136,267, and included $71,638,432 of interest bearing deposits. This compares to total deposits of $62,516,112 at December 31, 2000, which included $51,350,983 of interest bearing deposits. Total deposits at September 30, 2000 were $52,557,271, and included interest bearing deposits of $49,135,886.
                  The Bank had $2,557,382 of deposits secured by securities sold under agreements to repurchase as of September 30, 2001. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $2,685,093 during the third quarter of 2001.


         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of September 30, 2001, December 31, 2000 and September 30, 2000; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:


                               September 30,   December 31,     September 30,
                                   2001          2000              2000
                                  -----          ----              ----

Tier 1 risk based ...........       8.66%         10.38%         12.31%
     Regulatory minimum .....       4.00           4.00           4.00
     Well-capitalized minimum       6.00           6.00           6.00
Total risk based ............       9.91%         11.62%         13.56%
     Regulatory minimum .....       8.00           8.00           8.00
     Well-capitalized minimum      10.00          10.00          10.00
Leverage ....................       7.36%          8.93%         10.34%
     Regulatory minimum .....       3.00           3.00           3.00
     Well-capitalized minimum       5.00           5.00           5.00


                  The decrease in capital ratios is due in part to the growth in the Company's total assets, which increases the denominator in the capital calculation formula. In addition, net operating losses decrease capital levels, and hence also serve to decrease the capital ratios.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati, and currently has a loan of $1,924,000 outstanding from the FHLB, at a fixed rate of 6.81%, secured by 1-to-4 family residence mortgages issued by the Bank. Other than these sources, the Company anticipates the need for additional funds to inject as capital into the Bank within the next twelve months. The Company executed a loan from a correspondent bank during the second quarter of 2001 for the purpose of injecting capital into the Bank. The Company made the first draw during the second quarter of 2001, in the amount of $200,000, and made the second draw in the third quarter in the amount of $400,000, for a total outstanding balance of $600,000 at September 30, 2001, from a total availability of $3,000,000. The current rate on the loan, which is repriced annually at LIBOR plus 275 basis points, is 6.69%. The stock of the Bank is pledged as collateral for the loan. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and the Bank are fully staffed and no significant changes in the number of employees are planned.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the third quarter of 2001, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the third quarter of 2000.









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

          (b) Reports on Form 8-K
              No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    November 13, 2001                  /s/ Mary D. Cohron
                                            ------------------
                                                Mary D. Cohron
                                          President and Chief Executive Officer
                                             (Principal Executive Officer)



          November 13, 2001                          /s/ Bill D. Wright
                                                     ------------------
                                                     Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

3.5 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB dated June 30,2001).

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

4.2 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation. (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30,2000).

4.3 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB dated June 30,2001).