Form 10KSB
period 2001-12-31
CITIZENS FIRST CORP
filed 2002-03-28
CIK 1073475

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year:  $6,829,645

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2002: $6,986,897.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                     Outstanding at March 13, 2002
Common Stock, no par value                                    643,053

Transitional Small Business Disclosure Format:  Yes ___     No   X
                                                                ---

                           CITIZENS FIRST CORPORATION




                                Table of Contents




                                     Part I
Item                                                                        Page

1.     Description of Business.............................................  2-3

2.     Description of Property.............................................    3

3.     Legal Proceedings...................................................    3

4.     Submission of Matters to a Vote of Security Holders.................    3

                                     Part II

5.     Market for the Common Equity and Related Stockholder Matters........    4

6.     Management's Discussion and Analysis or Plan of Operation........... 4-19

7.     Financial Statements................................................20-44

8.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure................................................   45

                                     Part III

9.     Directors, Executive Officers, Promoters and Control Persons; Compliance
       with Section 16(a) of the Exchange Act..............................   46

10.   Executive Compensation...............................................   46

11.   Security Ownership of Certain Beneficial Owners and Management.......   46

12.   Certain Relationships and Related Transactions.......................   46

                                     Part IV

13.   Exhibits, Lists and Reports on Form 8-K..............................47-48

Signatures.................................................................49-50

                                   Part I

Item 1. Description of Business

Citizens First Corporation ("the Company") was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its only subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market. The Company and Bank currently employ thirty-three employees (twenty-nine full-time equivalent employees), and no significant changes in the number of employees are planned.

The Company's corporate strategy focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations. The Bank provides a full range of corporate and retail banking services that include checking, savings, and time deposit accounts; secured and unsecured loans to corporations, individuals, and others; letters of credit; rental of safe deposit boxes; and cash management services. The Bank also offers, through affiliations with third parties, trust services, investment management services, and business and personal insurance products.

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

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine network but participates in a national ATM network through the FiServ EFT network, and through the Visa Debit Card Program.

As a bank holding company, under the BHCA, the Company is under the supervisory and regulatory authority of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Company is also subject to regulation by the Kentucky Department of Financial Institutions. Thus, the Company is required to file annual reports and other information with the Federal Reserve and the Kentucky Department of Financial Institutions regarding its financial condition, results of operations, management and intercompany relationships and transactions between the Company and its subsidiaries.

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

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 4.2% is lower than the national unemployment rate of approximately 5.8%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 10 commercial banks, of which 3 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

On December 31, 2001, the Company had total consolidated assets of $104.8 million, total loans of $84.7 million, total deposits of $87.9 million and shareholders' equity of $7.1 million.

Item 2. Description of Property
The main banking office of the Bank, which also serves as the principal office of the Company, is located at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank owns the main office property, which was renovated by the Company prior to formation of the Bank. The Bank also leases property in Bowling Green, which is used as a branch office, located at 901 Lehman Avenue. The lease of this facility provides for an initial term of 1 year beginning on March 1, 1999 with options to extend the lease for two (2) additional two (2) year terms which the Bank has exercised. During the current term of the lease, base rent is payable in equal monthly installments of $2,379.00 in advance.

Item 3. Legal Proceedings
In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company. To the knowledge of management, no proceedings have been or are contemplated by or against any governmental authority in connection with the Company or the Bank.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     Part II

Item 5. Market for the Common Equity and Related Stockholder Matters
The common stock of the Company is traded in the over-the-counter market under the symbol CZFC. Prior to the initial public offering of the Company's common stock in February 1999, no public trading market existed for the stock. As of December 31, 2001 there were approximately 425 shareholders of record of Company common stock.

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:
                                                  High               Low
     First quarter, 2000                        $15.75            $14.00
     Second quarter, 2000                        15.25             14.00
     Third quarter, 2000                         15.13             14.25
     Fourth quarter, 2000                        15.55             14.25
     First quarter, 2001                         15.00             13.13
     Second quarter, 2001                        16.00             11.13
     Third quarter, 2001                         12.75             11.00
     Fourth quarter, 2001                        13.25             11.50

The Company has not paid or declared dividends on its common stock. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. In addition, the payment of dividends is subject to regulatory restrictions as described in Note 9 to the Company's financial statements.

Item 6. Management's Discussion and Analysis or Plan of Operation Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the Company's audited consolidated financial statements and notes thereto included elsewhere in this report. Since the primary asset of the Company is its wholly owned subsidiary, most of the discussion and analysis relates to the Bank.

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

Total assets of the Company at December 31, 2001 were $104,819,716, an increase of $30,747,246 over the total at December 31, 2000. Stockholders' equity at the end of 2001 was $7,066,376, a $394,150 increase from the year ended December 31, 2000.

Income Statement Review

In 2001, the Company recorded net income of $342,402, or $0.53 per common share. During the fourth quarter of 2001, the Company reduced, in accordance with SFAS 109, the valuation allowance for deferred tax assets of $350,000. Due to the uncertainty of the strength of the national and regional economies during the coming months, management elected to increase the provision for loan losses by an additional $175,000 during the fourth quarter. Excluding these two transactions, net income for 2001 would have been $167,402, or $0.26 per share. This compares to a net loss of $(288,248) and a loss per share of $(0.45) in 2000. Earnings for 2000 include a loss of $(6,827) from the sale of marketable investment securities.




Net Interest Income

Net interest income, the Company's principal source of earnings, is the difference between the interest income generated by earning assets, such as loans and securities, and the total interest cost of the deposits and borrowings obtained to fund these assets. Factors that influence the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and non-earning assets, and the amount of non-interest bearing deposits supporting earning assets.

For the year ended December 31, 2001, net interest income was $2,975,423, an increase of $651,208 over net interest income of $2,324,215 in 2000. The increase in 2001 resulted primarily from continued growth of loans and deposits, as the Bank continues to increase market share in its principal area of operations. The net interest margin in 2001 was 3.67%, compared to 4.29% in 2000. This drop is primarily attributable to the eleven short-term rate reductions, totaling 475 basis points, initiated by the Federal Open Market Committee of the Federal Reserve throughout the year. Because the Bank's interest-bearing liabilities generally have a longer repricing frequency than its interest-earning assets, the Bank was unable to reprice down interest-bearing liabilities as quickly, in equal or greater dollar volume, as interest-earning assets, that are indexed to short-term rates, primarily the Prime rate.

Net Interest Analysis Summary
                                                        2001              2000
                                                        ----              ----
Average yield on interest earning assets                7.95%             8.94%
Average rate on interest bearing liabilities            4.80%             5.55%
Net interest-rate spread                                3.15%             3.39%
Net interest margin                                     3.67%             4.29%

The following table sets forth for the years ended December 30, 2001 and 2000 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis - 2001
(In Thousands)
                                            Average    Income/      Average
                                            Balance    Expense      Rate (%)
                                            -------    -------      -------
ASSETS
Earning Assets
Federal funds sold and other ...........   $   976    $   36      3.69%
Securities available for sale (including
  equity securities) ...................     8,083       467      5.78%
Federal Home Loan Bank Stock ...........       141         9      6.50%
Loans (1) ..............................    71,963     5,938      8.25%
                                            ------    ------      ----
    Total interest earning assets ......    81,164     6,450      7.95%
                                            ------     -----      ----
Non-earning assets .....................     4,412
                                             -----
    Total assets .......................   $85,576
                                            ======

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing transaction accounts    $15,461    $  431      2.79%
  Savings accounts .....................       805        14      1.76%
  Time deposits ........................    51,002     2,787      5.46%
                                            ------    ------      ----
    Total interest bearing deposits ....    67,268     3,232      4.80%
Securities sold under agreement
  to repurchase ........................     2,429        77      3.17%
Other borrowed funds
  Federal funds purchased ..............       451        17      3.85%
  FHLB borrowings ......................     2,030       135      6.66%
  Other borrowings .....................       210        14      6.73%
                                            ------     -----      ----
    Total interest bearing liabilities .    72,388     3,475      4.80%
Non-interest bearing liabilities
  Non-interest bearing deposits ........     5,759
Other  liabilities .....................       680
                                            ------
    Total Liabilities ..................    78,827
Stockholders' equity ...................     6,749
                                            ------
    Total liabilities and
     stockholders' equity ..............   $85,576
                                            ======
Net interest income ....................             $ 2,975
                                                     =======
     Net interest margin(2) ............                       3.67%
                                                               ====

 Return on Assets Ratio                                        0.40%
 Return on Equity Ratio                                        5.08%
 Dividend Payout Ratio                                          N/A
 Equity to Assets Ratio                                        7.88%


(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis - 2000
(In Thousands)                              Average   Income/      Average
                                            Balance   Expense      Rate (%)
                                            -------   -------      -------
ASSETS
Earning Assets
Federal funds sold and other ...........   $ 1,959   $  115        5.86%
Securities available for sale (including
  equity securities) ...................     6,215      394        6.33%
Federal Home Loan Bank Stock ...........        46        3        7.22%
Loans (1) ..............................    45,980    4,415        9.44%
                                            ------   ------       -----
    Total interest earning assets ......    54,200    4,927        8.94%
                                                     ------
Non-earning assets .....................     3,568
                                             -----
    Total assets .......................   $57,768
                                            ======

LIABILITIES and STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing transaction accounts    $ 8,299   $  268        3.23%
  Savings accounts .....................       689       18        2.68%
  Time deposits ........................    35,725    2,197        6.15%
                                            ------    -----
    Total interest bearing deposits ....    44,713    2,483        5.55%
Securities sold under agreement
  to repurchase ........................     1,502       75        4.99%
Other borrowed funds
  Federal funds purchased and
    other short-term debt ..............       132        9        6.98%
  FHLB borrowings ......................       516       35        6.72%
                                            ------    -----
    Total interest bearing liabilities .    46,863    2,602        5.55%
Non-interest bearing liabilities
  Non-interest bearing deposits ........     3,746
Other liabilities ......................       478
                                            ------
    Total Liabilities ..................    51,087
Stockholders' equity ...................     6,681
                                            ------
    Total liabilities and
     stockholders' equity                 $ 57,768
                                            ======
Net interest income                                 $2,324
                                                    ======
      Net interest margin (2)                                      4.29%
                                                                   =====

 Return on Assets Ratio                                           (0.54)%
 Return on Equity Ratio                                           (4.70)%
 Dividend Payout Ratio                                              N/A
 Equity to Assets Ratio                                           11.56%


(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of Citizens First Corporation for the years ended December 31, 2001 and 2000. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


--------------------------------------------------------------------------------
 Rate/Volume Analysis
--------------------------------------------------------------------------------
In thousands
                                            2001 vs. 2000
                                       Increase/ (Decrease)
                                            Due to
                                     ---------------------
                                     Rate           Volume       Net
                                     ----          -------    -------


    Loans, net ..................   $(717)        $ 2,241    $ 1,524
    Investment securities .......     (37)            116         79
    Federal funds sold ..........     (34)            (45)       (79)
                                    -----          -------    -------
 Total net change in income on
    Interest-earning assets .....    (788)          2,312      1,524
Interest bearing liabilities:
    Demand and savings accounts .     (48)            207        159
    Certificates of deposit .....    (266)            856        590
                                    -----         -------    -------
         Total deposits .........    (314)          1,063        749
    Federal funds purchased .....      (6)             14          8
    Repurchase agreements .......     (34)             36          2
    Borrowings ..................     146             (32)       114
                                    -----         -------    -------
  Total net change in expense on     (208)          1,081        873
   Interest-bearing liabilities
Net change in net interest income   $(580)        $ 1,231    $   651


Market Risk Analysis

Quantitative Aspects of Market Risk. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign exchange rate risk or commodity price risk.

The Company monitors interest rate sensitivity using standard Gap analysis, by monitoring the repricing characteristics and cash flows from assets and liabilities. The Company measures interest rate risk by modeling the Company's sensitivity to changes in cash flows over a variety of interest rate scenarios.

The following table sets forth the interest rate sensitivity using standard Gap analysis for the Company as of December 31, 2001.


--------------------------------------------------------------------------------
GAP Analysis
--------------------------------------------------------------------------------
(in thousands)
December 31, 2001
                                                                Total
                                                                Less                              Over
                                        Up to       3 to 12     Than        1-3       3-5          5
                                        3 Mos.        Mos.      1 Yr.       Yrs.      Yrs.        Yrs.       Total
                                        -----        ----       -----       ----      ----        ----       -----
Loans ...............................   $43,005    $  8,246    $51,251   $ 15,445    $13,938   $  4,102    $84,736
Federal funds sold ..................     2,600           0      2,600          0          0          0      2,600
Investment securities ...............       398       1,044      1,442      2,095      5,441      1,048     10,026
Other investments ...................         9           0          9          0          0          0          9
                                        -------    --------    -------   --------    -------   --------    -------
   Total interest-earning assets ....    46,012       9,290     55,302     17,540     19,379      5,150     97,371



Demand, savings accounts and
    Repurchase accounts .............     6,578           0      6,578          0          0     26,377     32,955
Certificates of deposit .............    14,345      26,993     41,338     16,285        724          0     58,347
FHLB borrowings .....................     1,924           0      1,924      3,000          0          0      4,924
Other borrowings ....................         0           0          0          0          0        875        875
                                       --------     -------   --------    -------   --------    -------    --------
                                         22,847      26,993     49,840     19,285        724     27,255     97,101

                                        -------    --------    -------   --------    -------    -------     ------
Net Position ........................    23,165     (17,703)     5,462     (1,745)    18,655    (22,105)       270
                                        -------    --------    -------   --------    -------    --------    -------

One year Gap as a % of
   total earning assets .............                                6%
                                                              ---------
--------------------------------------------------------------------------------



The above table indicates that the Company was asset sensitive at December 31, 2001. Asset sensitivity means that the Company's net cash flows from interest-earning assets and interest-bearing liabilities are more sensitive to a rise in interest rates, and would increase in a rising rate environment.

         Certain assumptions were utilized in preparing the preceding table. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

         As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table.

         Qualitative Aspects of Market Risk. The Company's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity and shorten its effective maturities of certain interest-earning assets.




Management has sought to decrease the average maturity of its assets by:

(1) offering a variety of adjustable-rate residential mortgage loans and consumer loans, many of which are retained by the Company for its portfolio;

(2) purchasing mortgage-backed and related securities with adjustable rates or estimated lives of five to ten years or less; and

(3)      purchasing short- to intermediate-term investment securities.

In addition, the Company sells a portion of its long-term, fixed-rate single-family residential mortgage loans for cash in the secondary market. The retention of ARM loans and adjustable-rate mortgage-backed securities, which reprice at regular intervals, helps to ensure that the yield on the Company's loan portfolio will help to offset increases in the Company's cost of funds. However, periodic and lifetime interest rate adjustment limits may prevent ARM loans from repricing to market interest rates during periods of rapidly rising interest rates. The Company does not use any hedging techniques to manage the exposure of its assets to fluctuating market interest rates. The Company relies on retail deposits as its primary source of funds and maintains lower-costing savings, NOW and money market accounts, along with higher costing certificates of deposit. The Company has attempted to lengthen the term of deposits by offering certificates of deposit with longer terms. Management believes retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Provision for Loan Losses

The provision for loan losses in 2001 was $664,000 or 0.9% of average loans, compared to $462,000 or 1.0% of average loans during 2000. The increase in the provision in 2001 compared to 2000 is primarily attributable to a larger net loan charge-off experience during 2001. Net loan charge-offs were $290,420 in 2001, compared to $40,576 in 2000. As a percentage of average loans, net charge-offs were 0.4% in 2001 and 0.09% in 2000.

Non-interest Income

Non-interest income totaled $379,136 in 2001, compared to $265,285 in 2000. The following table shows the detailed components of non-interest income:
                                                              2001       2000
                                                              ----       ----
Service charges on deposit accounts                      $  283,305   $ 220,587
Gain on the sale of mortgage loans held for sale             53,667      25,720
Trust referral fees                                           8,800       5,121
Gain (loss) on the sale of available for sale securities          0      (6,827)
All other non-interest income                                33,364      20,684

The growth in 2001 compared to 2000 in service charges on deposit accounts is attributable to the growth in the number of deposit accounts as the Bank's customer base grows. The growth in the gain on sale of mortgage loans held for sale is primarily the result of lower residential mortgage rates during 2001, compared to 2000, resulting in increased consumer demand to refinance existing home mortgages, that in turn generates fees to the Bank. The Company refers trust business to a trust company in return for referral fees to the Bank. These trust referral fees totaled $8,800 in 2001 and $5,121 during 2000.

Non-interest Expense

Non-interest expenses for 2001 of $2,709,222 increased $283,474, or 11.6%, from 2000. The changes to non-interest expense over this period were primarily due to expense associated with the growth of the Bank as its customer base grew. The increases (decreases) in expense by major categories are as follows:




                                             Increase (Decrease) in
                                               Non-interest Expenses
                                                     2001 vs. 2000
Salaries and employee benefits                       $   55,582
Net occupancy expense                                    12,222
Equipment expense                                        48,821
Business manager expense                                 46,146
Professional fees                                         5,342
Other real estate expenses                               35,049
Loss on sale of other real estate owned                  10,002
Data processing                                          54,465
FDIC deposit insurance                                    7,298
Franchise and other taxes                                 3,232
Postage                                                   5,670
Telephone                                                (3,521)
Supplies                                                (11,414)
Advertising and marketing                                 6,488
Other operating expenses                                  8,092
                                                     --------------
    Total non-interest expense                       $  283,474
                                                     ==============


Income Taxes

Income tax expense has been calculated using the Company's expected annual rate for 2001. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Prior to the fourth quarter of 2001, a valuation allowance had been established, as required by GAAP, to reduce the Company's deferred tax assets, as it was more likely than not that the deferred tax asset would not be realized. During the fourth quarter of 2001, in accordance with SFAS 109, the Company recorded a deferred tax asset totaling $350,000, as it became more likely than not that the Company would be profitable in the future, eliminating the need to reduce the deferred tax asset by a valuation allowance.

Balance Sheet Review

Assets at year-end 2001 totaled $104,819,716, compared with $74,072,470 at December 31, 2000. On an average basis, total assets were $85,576,000 in 2001, compared to $57,768,000 in 2000. Average interest earning assets increased $26,964,000 from 2001 to 2000, from $54,200,000 to $81,164,000.

Loans

Total loans, net of unearned income, averaged $71,963,000 in 2001, compared to $45,980,000 in 2000. At year-end 2001, loans totaled $84,720,349, compared to
$60,989,423 at year-end 2000. The Company has experienced strong loan growth in its market area, with particular strength in middle market commercial and commercial real estate loans. The following table presents a summary of the loan portfolio by category:

Loans outstanding
                                   December 31, 2001     December 31, 2000
                                   -----------------     -----------------
Commercial ......................   $ 27,014,848         $ 19,732,836
Commercial real estate ..........     35,285,871           23,293,023
Residential real estate .........     13,373,143           10,861,361
Consumer:
 Home equity lines ..............      1,888,877            1,476,766
 Other consumer .................      7,173,572            5,653,062
                                    ------------         ------------
Total loans .....................   $ 84,736,311         $ 61,017,048
Less: Deferred loan fees ........        (15,962)             (27,625)
                                    ------------         ------------
    Loans, net of unearned income   $ 84,720,349         $ 60,989,423
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

The percentage distribution of the Company's loans, by industry, is shown in the following table:


                     Loans by Industry
                     December 31, 2001 and 2000
                     As a percentage of total loans

                                                      2001      2000
                                                      ----      ----


            Agriculture ......................         .96%     1.35%
            Apartment buildings ..............        4.73%     2.94%
            Construction and land ............
            development.......................        5.80%     9.27%
            Finance and insurance ............        0.80%      .22%
            Manufacturing durable goods ......        4.80%     4.36%
            Services:
               Health ........................        1.27%     2.04%
               Other than health .............        6.37%     4.76%
            Wholesale trade ..................        1.88%     2.87%
            Retail trade:
               Restaurants ...................        4.44%     4.45%
               Automotive ....................         .86%     1.90%
               Other .........................        3.77%     3.06%
            Other commercial real estate .....       25.61%    24.73%
            All other commercial loans .......       12.21%     8.65%
                                                     ------    ------
                  Total commercial and .......       73.50%    70.60%
                  commercial real estate loans
            Residential real estate loans.....       18.04%    20.12%
            Consumer loans ...................        8.46%     9.28%
                                                    ------    ------
                  Total loans ................      100.00%   100.00%
                                                    ------    ------

Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area. As of December 31, 2001 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $1.55 million to $999,000. The aggregate amount of these credit relationships was $24.7 million.

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 2001. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

---------------------------------------------------------------------------------------------------------------------
Loan Maturities and Rate Sensitivity
 December 31,2001

                                                        One Year       One Through             Over            Total
 By maturity date:                                        or Less        Five Years       Five Years            Loans

   Commercial                                          $5,374,693       $16,649,139       $4,991,016      $27,014,848
   Commercial real estate                               3,722,698        11,023,723       20,539,450       35,285,871
                                                        ---------        ----------       ----------       ----------
     Total                                             $9,097,391       $27,672,862      $25,530,466      $62,300,719


   Fixed rate loans                                   $ 3,401,296       $ 9,366,754       $5,406,947      $18,174,997
   Floating rate loans                                  5,696,095        18,306,108       20,123,519       44,125,722
                                                        ---------        ----------       ----------       ----------
     Total                                             $9,097,391       $27,672,862      $25,530,466      $62,300,719
---------------------------------------------------------------------------------------------------------------------
 By next repricing opportunity:
   Commercial                                         $20,967,388        $4,581,619       $1,465,841      $27,014,848
   Commercial real estate                              26,559,630         4,785,135        3,941,106       35,285,871
                                                     ------------         ---------        ---------       ----------
     Total                                            $47,527,018        $9,366,754       $5,406,947      $62,300,719

   Fixed rate loans                                    $3,401,296        $9,366,754       $5,406,947      $18,174,997
   Floating rate loans                                 44,125,722                 0                0       44,125,722
                                                       ----------        -----------      ----------      -----------
     Total                                            $47,527,018        $9,366,754       $5,406,947      $62,300,719
---------------------------------------------------------------------------------------------------------------------

Asset and Liability Management

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately one-half of the Company's earning assets adjusts simultaneously with changes in an external index, primarily the highest Prime Rate as quoted in the Wall Street Journal. Most of the Company's interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. During periods of rising rates, the yield on the Company's interest-earning assets will increase faster than the rates paid on interest-bearing liabilities. This creates an increase in the net interest margin, as the difference between what the Company earns on its interest-earning assets and pays on its interest-bearing liabilities increases. During periods of falling rates, as occurred during 2001, when eleven short-term rate decreases totaling 475 basis points occurred, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin because the difference between what the Company earns on its assets and what it pays on its liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest-earning assets and interest-bearing liabilities will tend to stabilize. In a stable rate environment, the Bank's net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

Asset Quality

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $348,282 at December 31, 2001, compared to $518,000 at December 31, 2000. Included in the non-performing loan total at year-end 2001 are two loans to one customer, totaling $253,400, that were placed on non-accrual status in the fourth quarter of 2001. One of these loans is secured by residential real estate, and a residential building lot secures the other. The remaining $94,882 of non-performing loans are comprised of two loans, one of which is an $80,000 loan, secured by residential real estate, which was placed on non-accrual during the third quarter of 2000. The remaining $14,882 is a commercial loan still accruing but past due 90 days or more, which subsequent to December 31, 2001, has been paid in full. Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $669,745 at the end of 2001, compared to $518,000 at the end of 2000. The non-performing assets at December 31, 2001, were comprised of the four non-performing loans mentioned above, totaling $348,282, plus other real estate owned totaling $321,463. The other real estate owned is comprised of two loans, one for $230,000, secured by residential real estate, and the other for $91,463, secured by partially developed real estate. In management's estimation, the potential loss to the Bank on the non-performing assets is less than $50,000.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 2001, the allowance was $1,195,924, compared to $822,344 at the end of 2000. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2001, was 1.41%, compared to 1.35% at December 31, 2000.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

--------------------------------------------------------------------------------
 Summary of Loan Loss Experience
 For the year ended December 31,                          2001          2000

 Balance at beginning of year ...................   $   822,344     $   400,920
 Provision for loan losses ......................       664,000         462,000
 Amounts charged off:
   Commercial and commercial real estate ........       230,811               0
   Residential real estate ......................        56,919               0
   Consumer .....................................         8,192          43,660
-------------------------------------------------   -----------     -----------
   Total loans charged off ......................       295,922          43,660
 Recoveries of amounts previously charged off:
   Commercial and commercial real estate ........         5,402               0
   Residential real estate ......................             0               0
   Consumer .....................................           100           3,084
-------------------------------------------------   -----------     -----------
   Total recoveries .............................         5,502           3,084
-------------------------------------------------   -----------     -----------
 Net charge-offs ................................       290,420          40,576
                                                    -----------     -----------
 Balance at end of year .........................   $ 1,195,924     $   822,344
                                                    -----------     -----------

 Total loans, net of unearned income:
   Average ......................................   $71,963,000     $45,980,000
   At December 31 ...............................    84,720,349      60,989,423
 As a percentage of average loans:
   Net charge-offs ..............................          0.40%           0.09%
   Provision for loan losses ....................          0.92%           1.00%
 Allowance as a percentage of year-end loans
 (excluding mortgage loans held for sale) .......          1.41%           1.35%
 Allowance as a percentage of non-performing loans         100+%           100+%



The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

--------------------------------------------------------------------------------
                               Allocation of Allowance for Loan Loss
December 31
In thousands
                                         2001                 2000
                                             % of                 % of
                                            Loans in             Loans in
                                              Each                 Each
                                            Category             Category
                                             to Total            to Total
                                   Amount    Loans      Amount    Loans

Mortgage loans ................   $  407      54.2%      $124      57.1%
Consumer and other loans ......      112       8.5%        45       9.3%
Commercial loans ..............      461      37.3%       455      33.6%
Unallocated ...................      216       N/A        198       N/A
                                  ------      -----      ----      -----

Total allowance for loan losses   $1,196      100.0%     $822     100.0%
--------------------------------------------------------------------------------

Management believes that the allowance for loan losses at December 31, 2001, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

Securities, Federal Funds Sold and Resale Agreements
Securities are all classified as available for sale, and averaged $8,083,000 in 2001, an increase of $1,868,000 over the average of $6,215,000 in 2000. The tables below present the carrying value of securities for each of the past two years and the maturities and yield characteristics of securities as of December 31, 2001.

--------------------------------------------------------------------------------
 Carrying Value of Securities Available for Sale
 December 31
 In thousands
                                                              2001        2000
 U.S. Government agencies                                   $ 8,404     $ 6,022
 Collateralized mortgage obligations securities               1,725         924
 Other securities, including equity investment securities        72          80
                                                              -----     -------
Total securities available for sale                         $10,201     $ 7,026
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
 Maturity Distribution of Securities Available for Sale

 December 31, 2001                                   Over         Over
 Dollars in thousands                               One Year    Five Years  Over
                                         One Year   Through      Through     Ten    Total        Equity      Market
                                         or Less    Five Years   Ten Years  Years  Maturities    Securities    Value
 U.S. Government agencies ...............    1,000    7,058        261        0     8,319          0          8,404

 Collateralized mortgage obligations
    and mortgage-backed .................        0       82      1,283      342     1,707          0          1,725
securities:(1)
 Other securities .......................        0        0          0        0         0          9             72
-----------------------------------------   ------   ------     ------     ----   -------         --        -------
    Total securities available for sale..   $1,000   $7,140     $1,544     $342   $10,026         $9        $10,201

-------------------------------------------------------------------------------------------------------------------

 Percent of total                             10.0%    71.2%      15.4%     3.4%    100.0%        0%
 Weighted average yield(2)                    5.14%    5.19%      5.37%    4.96%     5.21%       N/A
-------------------------------------------------------------------------------------------------------------------

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 2001 prepayment projections.
(2) The weighted average yields are based on amortized cost.


Deposits
Total deposits averaged $73,027,000 during 2001, an increase of $24,568,000 compared to $48,459,000 in 2000. Time deposits of $100,000 or more totaled $22,040,834 at December 31, 2001 compared to $15,302,995 at December 31, 2000.
Interest expense on time deposits of $100,000 or more was $955,713 in 2001, compared to $702,235 in 2000. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2001:

--------------------------------------------------------------------------------
 Maturity of Time Deposits of $100,000 or More
 December 31, 2001
 Three months or less                                               $ 6,276,614
 Over three through six months                                        3,632,993
 Over six through twelve months                                       6,861,639
 Over one year through two years                                      4,161,042
 Over two years through five years                                    1,108,546
                                                                     ----------
    Total                                                           $22,040,834
--------------------------------------------------------------------------------

Liquidity, Other Borrowings and Capital Resources Information regarding short-term borrowings is presented below:

--------------------------------------------------------------------------------
 Other Borrowings
 Dollars in thousands
                                                       2001      2000
 Federal funds purchased and repurchase agreements:
   Balance at year end ...........................   $3,412    $2,358
   Weighted average rate at year end .............     1.47%     4.37%
   Average balance during the year ...............    2,880     1,634
   Weighted average rate during the year..........    3.28%      4.99%
   Maximum month-end balance .....................    5,348     2,358
 Other borrowings:
   Balance at year end ...........................    5,799     1,924
   Weighted average rate at year end .............     5.36%     6.81%
   Average balance during the year ...............    2,241       517
   Weighted average rate during the year..........     6.67%     6.81%
   Maximum month-end balance .....................    5,799     1,924
                                                     ------    ------
 Total borrowings:
   Balance at year end ................               9,211     4,282
   Weighted average rate at year end ..                3.92%     5.47%
   Average balance during the year ....               5,121     2,151
   Weighted average rate during the year               4.76%     5.43%
   Maximum month-end balance ..........               9,211     4,282
 -------------------------------------------------------------------------------
Repurchase agreements mature in one business day. The rate paid on these accounts is tied to the targeted federal funds rate and is based on a tiered balance calculation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's capital ratios at December 31, 2001 (calculated in accordance with regulatory guidelines) were as follows:

--------------------------------------------------------------------------------
December 31, 2001
--------------------------------------------------------------------------------
Tier I risk-based capital ratio                                         8.20%
   Regulatory minimum                                                   4.00
   "Well-capitalized" minimum                                           6.00
Total risk-based capital ratio                                          9.40
    Regulatory minimum                                                  8.00
   "Well-capitalized" minimum                                          10.00
Tier I leverage ratio                                                   7.30
   Regulatory minimum                                                   4.00
   "Well-capitalized" minimum                                           5.00
--------------------------------------------------------------------------------

At December 31, 2001, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action, while the Company was categorized as "well capitalized" under the Tier 1 risk-based and the Tier 1 leverage ratios, respectively. The Company was categorized as "adequately capitalized" under the Total risk-based capital ratio. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total-risk based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively and to be categorized as "adequately capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 8%, 4% and 4 %, respectively. The only current condition or event that management believes would change the Company's or the Bank's capital category would come from the injection of additional capital.

The decrease in these capital ratios in 2001 is primarily due to the Company's asset growth relative to its increase in net income, associated with the Bank's efforts to gain market share in its stated market through competitive pricing of its products and services.

 At the time the Company became a bank holding company, it owned an investment portfolio of marketable equity securities valued at approximately $1.5 million. These securities were the primary asset of the Company prior to the formation of the Bank. The majority of these securities were sold in 1999, and the proceeds from the sale of the securities provided a source of cash to the Company. Since the opening of the Bank, the Company's cash requirements have been met primarily by the growth of customers' deposits, and by the cash generated from the sale of the investment portfolio mentioned above. In November 2000, $850,000 of the cash generated from the sale of the investment portfolio, was injected as capital into the Bank. In 2001, the Company executed a loan from a correspondent bank for the purpose of injecting capital into the Bank. The Company made three draws in 2001 totaling $875,000 from a total availability of $3,000,000. The current rate on the loan, which is repriced annually at one-year LIBOR plus 275 basis points, is 6.69%. The stock of the Bank is pledged as collateral for the loan. As a result of asset growth at the Bank, management anticipates the Company will need to raise funds during 2002 to further capitalize the Bank. The Company and the Bank are fully staffed, and no significant changes in the number of employees are planned.

To maintain a desired level of liquidity, the Company has several sources of funds available. The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At December 31, 2001, the Company had two outstanding FHLB advances totaling $4,924,000. The first FHLB advance, which was issued September 25, 2000, matures March 25, 2002, and has a fixed interest rate of 6.81%. The second FHLB advance, which was issued December 19, 2001, matures March 19, 2004 and has a fixed interest rate of 4.04%. The Company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. Due to regulatory constraints on the payment of dividends, no funds are available for the payment of dividends from the Bank to the Company.

Impact of Accounting Pronouncements and Regulatory Policies

         The Financial Accounting Standards Board (FASB) recently adopted Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets." This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company expects to first apply SFAS 142 in (the first quarter of) its fiscal year ending December 31, 2002. The impact of adopting SFAS 142 (describe the anticipated impacts of applying the standard) (has not yet been determined).

         The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations." This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to first apply SFAS 143 in (the first quarter of) its fiscal year ending December 31, 2003. The impact of adopting SFAS 143 (describe the anticipated impacts of applying the standard) (has not yet been determined).

         The FASB recently adopted SFAS 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange or distribution to owners. The Statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. SFAS is effective for fiscal years beginning after December 15, 2001. The Company expects to first apply SFAS 144 in (the first quarter of) its fiscal year ending December 31, 2002. The impact of adopting SFAS 144 (describe the anticipated impacts of applying the standard) (has not yet been determined).

Effect of Inflation and Changing Prices

     The consolidated financial statements and related financial data presented in this filing have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Item 7. Financial Statements
The following consolidated financial statements of the Company and report of independent accountants are included herein:
       Independent Accountants' Report, BKD, LLP
       Consolidated Balance Sheets--December 31, 2001 and 2000
       Consolidated Statements of Operations--Years ended December 31, 2001 and 2000
       Consolidated Statements of Stockholder's Equity--Years ended
       December 31, 2001 and 2000
       Consolidated Statements of Cash Flows--Years ended December 31, 2001 and 2000
       Notes to Consolidated Financial Statements

                         Independent Accountants' Report



Board of Directors and Stockholders
Citizens First Corporation
Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                  /s/ BKD, LLP



January 18, 2002


                           Citizens First Corporation
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000


Assets
                                                                      2001             2000
                                                                      ----             ----

Cash and due from banks .....................................   $   3,926,769    $  2,764,577
Federal funds sold ..........................................       2,600,000       1,475,000
                                                                -------------    ------------

       Cash and cash equivalents ............................       6,526,769       4,239,577

Available-for-sale securities ...............................      10,200,866       7,025,918

Federal Home Loan Bank (FHLB) stock .........................         248,500          97,700

Mortgage loans held for sale ................................       1,578,159         324,000

Loans, net of allowance for loan losses of $1,195,924 and
  $822,344 in 2001 and 2000, respectively ...................      83,524,425      60,167,079

Premises and equipment ......................................       1,393,603       1,484,981

Foreclosed assets held for sale, net ........................         321,463            --

Interest receivable .........................................         522,415         590,559

Deferred income taxes .......................................         390,000            --

Other .......................................................         113,516         142,656
                                                                -------------    ------------

       Total assets .........................................   $ 104,819,716    $ 74,072,470
                                                                =============    ============
Liabilities and Stockholders' Equity

    Liabilities
        Deposits
       Demand deposits ......................................   $   8,550,249    $  5,932,319
       Savings, NOW and money market deposits ...............      20,993,045      14,276,760
       Time deposits ........................................      58,347,534      42,307,033
                                                                -------------    ------------

           Total deposits ...................................      87,890,828      62,516,112

    Securities sold under agreements to repurchase ..........       3,411,736       2,358,160

    Long-term debt ..........................................       5,799,000       1,924,000

    Deferred income taxes ...................................          56,305          29,647

    Accrued interest and other liabilities ..................         595,471         572,325
                                                                -------------    ------------

           Total liabilities ................................      97,753,340      67,400,244
                                                                -------------    ------------

Stockholders' Equity
  Common stock, no par value, authorized 1,000,000 shares;
    issued and outstanding 643,053 shares ...................       7,357,477       7,357,477
    Retained earnings (deficit) .............................        (400,400)       (742,802)
    Accumulated other comprehensive income
       Unrealized appreciation on available-for-sale
       securities, net of income taxes of $56,305 and $29,647
       for 2001 and 2000, respectively ......................         109,299          57,551
                                                                -------------    ------------

           Total stockholders' equity .......................       7,066,376       6,672,226
                                                                -------------    ------------

           Total liabilities and stockholders' equity .......   $ 104,819,716    $ 74,072,470
                                                                =============    ============
See Notes to Consolidated Financial Statements



                           Citizens First Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2001 and 2000


                                                                                   2001                2000
                                                                                   ----                ----


    Interest Income
        Loans                                                                 $      5,938,299   $      4,414,645
        Available-for-sale securities                                                  476,765            396,857
        Federal funds sold                                                              35,446            114,317
        Other                                                                               --                859
                                                                               ---------------    ---------------

               Total interest income                                                 6,450,510          4,926,678
                                                                               ---------------    ---------------

    Interest Expense
        Deposits                                                                     3,231,414          2,483,511
        Securities sold under agreements to repurchase                                  76,880             75,025
        Long-term debt                                                                 149,446             34,725
        Federal funds purchased                                                         17,347              9,202
                                                                               ---------------    ---------------

               Total interest expense                                                3,475,087          2,602,463
                                                                               ---------------    ---------------

    Net Interest Income                                                              2,975,423          2,324,215

    Provision for Loan Losses                                                          664,000            462,000
                                                                               ---------------    ---------------

    Net Interest Income after Provision for Loan Losses                              2,311,423          1,862,215
                                                                               ---------------    ---------------

    Noninterest Income
        Service charges on deposit accounts                                            283,305            220,587
        Other service charges and fees                                                  33,032             15,478
        Income on sale of mortgage loans                                                53,667             25,720
        Net realized gains (losses) on sale of available-for-sale                           --             (6,827)
          securities
        Other                                                                            9,132             10,327
                                                                               ---------------    ---------------
               Total noninterest income                                                379,136            265,285
                                                                               ---------------    ---------------

    Noninterest Expense
        Salaries and employee benefits                                               1,366,695          1,311,113
        Net occupancy expense                                                          175,786            163,564
        Equipment expense                                                              263,929            215,108
        Advertising                                                                     93,299             86,811
        Professional fees                                                              103,261             97,919
        Data processing services                                                       191,732            137,267
        Franchise shares and deposit tax                                                99,588             96,356
        Business manager expense                                                        85,448             39,302
        Deposit insurance premium                                                       12,207              4,909
        Other                                                                          317,277            273,399
                                                                               ---------------    ---------------

               Total noninterest expense                                             2,709,222          2,425,748
                                                                               ---------------    ---------------




    Loss before Income Taxes                                                  $        (18,663)  $       (298,248)

    Credit for Income Taxes                                                           (361,065)           (10,000)
                                                                               ---------------    ---------------

    Net Income (Loss)                                                                  342,402           (288,248)
                                                                               ---------------    ---------------

    Other Comprehensive Income
        Unrealized appreciation on available-for-sale securities, net of income taxes of $26,659 and $55,286 for 2001 and 2000,
          respectively                                                                  51,748            107,320
        Less: reclassification adjustment for realized gains (losses)
          included in net loss, net of income tax credit $2,321                             --             (4,506)
                                                                               ---------------    ---------------
                                                                                        51,748            111,826
                                                                               ---------------    ---------------

    Comprehensive Income (Loss)                                               $        394,150   $       (176,422)
                                                                               ===============    ===============

    Net Income (Loss) Per Share - Basic and Diluted                           $           0.53   $          (0.45)
                                                                               ===============    ===============



                           Citizens First Corporation
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2001 and 2000



                                                                                 Accumulated
                                                                 Retained           Other
                                                  Common         Earnings       Comprehensive
                                                  Stock         (Deficit)       Income (Loss)           Total
                                              ---------------   -----------     --------------      -----------
     Balance, January 1, 2000                    $7,357,477      $ (454,554)     $     (54,275)     $ 6,848,648

        Net loss                                       --          (288,248)                --         (288,248)
        Change in unrealized
          appreciation on
          available-for-sale
          securities, net of income
          taxes of $57,607                             --               --             111,826          111,826
                                                  ---------       ---------       ------------       ----------

    Balance, December 31, 2000                    7,357,477        (742,802)            57,551        6,672,226

        Net income                                     --           342,402                 --          342,402
        Change in unrealized
          appreciation on
          available-for-sale
          securities, net of income
          taxes of $26,659                             --                --             51,748           51,748
                                                 --------         ---------        ------------        ----------

    Balance, December 31, 2001                  $7,357,477      $ (400,400)      $     109,299       $ 7,066,376
                                                 =========       =========        ============        ==========

See Notes to Consolidated Financial Statements


                           Citizens First Corporation
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000



                                                                                       2001                2000
                                                                                     ---------           --------


Operating Activities
        Net income (loss)                                                        $    342,402          $ (288,248)
        Items not requiring (providing) cash
           Depreciation and amortization                                              218,605             247,588
           Provision for loan losses                                                  664,000             462,000
           Amortization of premiums and discounts on securities                       (15,364)            (15,428)
           Deferred income taxes                                                     (390,000)                 --
           Net realized (gains) losses on disposition of investment
              securities                                                                   --               6,827
           Gain on sale of premises and equipment                                          --              (3,422)
           FHLB stock dividends received                                              (11,000)             (3,300)
        Changes in
           Interest receivable                                                         68,144            (331,304)
           Mortgage loans held for sale                                            (1,254,159)           (210,000)
           Other assets                                                                29,140             (63,877)
           Accrued interest and other liabilities                                      23,146              65,862
                                                                                   ----------           ----------

               Net cash used in operating activities                                 (325,086)           (133,302)
                                                                                   ----------           ----------

    Investing Activities
        Net originations of loans                                                 (24,342,809)        (26,903,371)
        Purchase of premises and equipment                                           (127,227)            (26,578)
        Proceeds from sale of premises and equipment                                       --               4,913
        Proceeds from maturities and paydowns of available-for-sale
          securities                                                               14,512,861           4,454,105
        Purchases of available-for-sale securities                                (17,594,039)         (6,912,202)
        Purchase of FHLB stock                                                       (139,800)            (94,400)
                                                                                  ------------        ------------

               Net cash used in investing activities                              (27,691,014)        (29,477,533)
                                                                                  ------------        ------------

    Financing Activities
        Net increase in demand deposits, money market, NOW and savings
          accounts                                                                  9,334,215           9,655,576
        Net increase in certificates of deposit                                    16,040,501          15,730,215
        Proceeds from long-term borrowings                                          3,875,000           1,924,000
        Net increase in repurchase agreements                                       1,053,576             870,282
                                                                                  ------------        ------------

               Net cash provided by financing activities                           30,303,292          28,180,073
                                                                                  -----------         ------------

    Increase (Decrease) in Cash and Cash Equivalents                                2,287,192          (1,430,762)

    Cash and Cash Equivalents, Beginning of Year                                    4,239,577           5,670,339
                                                                                  -----------         ------------

    Cash and Cash Equivalents, End of Year                                       $  6,526,769        $  4,239,577
                                                                                 ============        ============

   Supplemental Cash Flows Information

        Sale and financing of foreclosed assets                                  $    161,998        $          0

        Real estate acquired in settlement of loans                              $    527,000        $          0

        Interest paid                                                            $  3,469,502        $  2,436,446

        Income taxes paid                                                        $     21,000        $     99,063
See Notes to Consolidated Financial Statements


                           Citizens First Corporation
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000



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

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.


    Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2001 and 2000, cash equivalents consisted of federal funds sold and certain money market accounts with brokers.

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


    Mortgage Loans Held for Sale

        Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Write-downs to fair value are recognized as a charge to earnings at the time the decline in value occurs. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid and considering a normal servicing rate.


    Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses and any deferred fees or costs on originated loans.


    Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

        Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures.


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


    Foreclosed Assets Held for Sale

        Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Increases in the valuation allowance and gains/losses on sales of foreclosed assets are included in non-interest expense, net.


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

        The computation of per-share earnings is as follows:

                                                      2001          2000
                                                    ------         -----
Net income (loss) .........................   $        342,402   $(288,248)

Average common shares outstanding .........            643,053     643,053
                                              ----------------   ---------
Average diluted common shares .............            643,053     643,053
                                              ================   =========

Basic net income (loss) per share .........   $           0.53   $   (0.45)
                                              ================   =========

Diluted net income (loss) per share .......   $           0.53   $   (0.45)
                                              ================   =========

    Reclassifications

        Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation. These reclassifications had no effect on net earnings.


Note 2:  Investments

        The amortized cost and approximate fair value of available-for-sale securities were as follows:

                                                    December 31, 2001

                                              Gross           Gross        Approximate
                               Amortized    Unrealized      Unrealized        Fair
                                  Cost        Gains           Losses          Value
                             -----------    ----------   -------------   -------------

U. S. government agencies    $ 8,318,834   $  89,210      $    (4,641)   $ 8,403,403
Mortgage-backed securities     1,706,788      18,404             --        1,725,192
Equity securities ........         9,640      62,631             --           72,271
                             -----------   ---------      ------------    -----------

                             $10,035,262   $ 170,245      $    (4,641)   $10,200,866
                             ===========   =========      ============   ===========

                                                    December 31, 2000


                                             Gross             Gross       Approximate
                               Amortized   Unrealized       Unrealized        Fair
                                  Cost       Gains            Losses          Value
                             -----------   ---------      ------------     -----------

U. S. government agencies    $ 6,015,060   $  22,234      $   (15,538)   $ 6,021,756
Mortgage-backed securities       914,020      11,653           (1,793)       923,880
Equity securities                  9,640      70,642               --         80,282
                             -----------   ---------      ------------   -------------

                             $ 6,938,720   $ 104,529      $   (17,331)   $  7,025,918
                             ===========   =========      ============   =============


        Maturities of available-for-sale securities at December 31, 2001, were as follows:

                                                                 Amortized     Approximate
                                                                   Cost        Fair Value
                                                                ----------   --------------

One year or less ...........................................   $ 1,000,317   $ 1,021,173
After one through five years ...............................     7,058,015     7,126,370
After five years through 10 years ..........................       260,502       255,860
Mortgage-backed securities not due on a single maturity date     1,706,788     1,725,192
Equity securities ..........................................         9,640        72,271
                                                               -----------   -----------

                                                               $10,035,262   $10,200,866
                                                               ===========   ===========


        The book value of securities pledged as collateral, to secure public deposits and for other purposes, amounted to $8,840,955 at December 31, 2001, and $4,047,937 at December 31, 2000. The approximate fair value of pledged securities amounted to $8,940,885 at December 31, 2001, and $4,048,903 at December 31, 2000.

        There were no sales of available-for-sale securities for 2001. Gross losses of $6,827 resulting from sales of available-for-sale securities were realized for 2000.



Note 3:  Loans and Allowance for Loan Losses

        Categories of loans at December 31, 2001 and 2000, included:

                                        2001           2000
                                        ----           ----


Commercial and industrial ......   $ 27,014,848    $ 19,732,836
Commercial real estate .........     35,285,871      23,293,023
Residential real estate ........     13,373,143      10,861,361
Consumer .......................      9,062,449       7,129,828
                                   ------------    ------------
Total loans ....................     84,736,311      61,017,048
Less:  Allowance for loan losses     (1,195,924)       (822,344)
       Deferred loan fees ......        (15,962)        (27,625)
                                   ------------    ------------

       Net loans ...............   $ 83,524,425    $ 60,167,079
                                   ============    ============


        Impaired loans were not material at or during 2001 and 2000.

        Activity in the allowance for loan losses was as follows:

                                   2001         2000
                               -----------    ---------


Balance, beginning of year .   $   822,344    $ 400,920
Provision charged to expense       664,000      462,000
Losses charged off .........      (295,922)     (43,660)
Recoveries .................         5,502        3,084
                               -----------    ---------

Balance, end of year .......   $ 1,195,924    $ 822,344
                               ===========    =========


Note 4:  Premises and Equipment

        Major classifications of premises and equipment, stated at cost, were as follows:

                                    2001           2000
                                -----------    -----------


Land and land improvements ..   $   651,845    $   651,845
Buildings and improvements ..       480,770        480,770
Leasehold improvements ......        87,573         83,870
Furniture and fixtures ......        96,438         90,220
Equipment ...................       654,521        537,214
                                -----------    -----------
                                  1,971,147      1,843,919
Less accumulated depreciation      (577,544)      (358,938)
                                -----------    -----------

Net premises and equipment ..   $ 1,393,603    $ 1,484,981
                                ===========    ===========


Note 5:

Interest Bearing Deposits

        Interest bearing deposits in denominations of $100,000 or more were $22,040,834 and $15,302,995 on December 31, 2001 and 2000, respectively.

        At December 31, 2001, the scheduled maturities of certificates of deposit were as follows:

        2002   $41,338,729
        2003    12,588,720
        2004     3,696,552
        2005       361,776
        2006       361,757
               -----------

               $58,347,534


Note 6:  Securities Sold Under Agreements to Repurchase

        The Company enters into sales of securities under agreements to repurchase. The amounts advanced under these agreements represent short-term borrowings and are reflected as a liability in the balance sheets. The U. S. government agency securities underlying the agreements are book-entry securities. These agreements generally mature on a daily basis. Securities sold under agreements to repurchase averaged $2,428,695 and $1,634,000 during 2001 and 2000, respectively. The maximum amounts outstanding at any month end during 2001 and 2000 were $3,411,736 and $2,358,160, respectively.

        Borrowings under securities sold under agreements to repurchase at December 31, 2001 and 2000, were $3,411,736 and $2,358,160, respectively.



Note 7:  Income Taxes

        The credit for income taxes consisted of:

                                                     2001               2000
                                                   ----------         ----------


Taxes currently payable ..................         $  28,935          $ (10,000)
Deferred income taxes ....................          (390,000)              --
                                                   ---------          ---------

    Income tax credit ....................         $(361,065)         $ (10,000)
                                                   =========          =========

        A reconciliation of the income tax credit at the statutory rate to the Company's actual income tax credit is shown below:

                                                            2001         2000
                                                         ---------    ----------


Computed at the statutory rate (34%) .................   $  (6,345)   $(101,400)
Increase (decrease) resulting from
    State income taxes, net of federal benefit .......      (7,920)      (7,600)
    Tax exempt municipal income ......................      (1,460)      (2,200)
    Change in deferred tax asset valuation allowance .    (349,251)      97,700
    Other ............................................       3,911        3,500
                                                         ---------    ---------

       Actual tax credit .............................   $(361,065)   $ (10,000)
                                                         =========    =========


        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                          2001          2000
                                                        ----------   ----------


Deferred tax assets
    Allowances for loan losses ......................   $ 332,058    $ 231,058
    Start-up costs ..................................      53,679       75,894
    Net operating loss carryforwards ................       3,892       48,934
    Accumulated depreciation ........................        --          1,372
    Accrued vacation ................................      22,157         --
                                                        ---------    ---------
                                                          411,786      357,258
                                                        ---------    ---------

Deferred tax liabilities
    Unrealized gains on available-for-sale securities     (56,305)     (29,647)
    Deferred loan fees/costs ........................      (5,557)      (6,885)
    FHLB stock dividends ............................      (4,250)      (1,122)
    Accumulated depreciation ........................     (11,979)        --
                                                        ---------    ---------
                                                          (78,091)     (37,654)
                                                        ---------    ---------

Net deferred tax asset before valuation allowance ...     333,695      319,604
                                                        ---------    ---------

Valuation allowance
    Beginning balance ...............................    (349,251)    (251,551)
    Change during the year ..........................     349,251      (97,700)
                                                        ---------    ---------

    Ending balance ..................................           0     (349,251)
                                                        ---------    ---------

       Net deferred tax asset (liability) ...........   $ 333,695    $ (29,647)
                                                        =========    =========


Note 8:

Long-term Debt

        Long-term debt consisted of the following components:

                                 2001         2000
                              ----------   ----------

FHLB borrowings ...........   $4,924,000   $1,924,000
Other debt ................      875,000         --
                              ----------   ----------

       Total long-term debt   $5,799,000   $1,924,000
                              ==========   ==========


        Two outstanding advances from the Federal Home Loan Bank (FHLB) at December 31, 2001, totaled $4,924,000. The advances of $1,924,000 and $3,000,000 are charged an interest rate of 6.81% and 4.04%, respectively, and mature on March 25, 2002, and March 19, 2004, respectively. The advances are collateralized by a blanket agreement assigning mortgages on single family residences to the FHLB totaling $7,386,000 at December 31, 2001.

        Other debt consists of an amount borrowed from Franklin Bank & Trust under a $3,000,000 line of credit which expires June 22, 2012, with interest payable quarterly at the rate of 275 basis points over one year LIBOR and adjusted annually on June 22 (currently 6.69%). The line of credit is secured by 2,000 shares of the Bank's common stock.

        Aggregate annual maturities of long-term debt at December 31, 2001, were:

      2002   $1,924,000
      2003         --
      2004    3,000,000
      2005         --
      2006         --
Thereafter      875,000
             ----------

             $5,799,000


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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the most recent notification from regulatory agencies categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

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

                                                                                       To be Well
                                                                                    Capitalized Under
                                                            For Capital             Prompt Corrective
                                       Actual             Adequacy Purposes         Action Provisions



                                 Amount       Ratio      Amount      Ratio         Amount     Ratio
                               ----------------------------------------------------------------------
  As of December 31, 2001:
     Total Capital (to risk
       weighted assets)
       Consolidated .........   $7,923,000      9.4%    $6,719,000     8.0%        N/A            N/A
       Citizens First Bank,
         Inc ................   $8,796,000     10.4%    $6,741,000     8.0%    $8,426,000       10.0%

   Tier 1 Capital (to risk
     weighted assets
       Consolidated .........   $6,873,000      8.2%    $3,359,000     4.0%        N/A            N/A
       Citizens First Bank,
         Inc ................   $7,728,000      9.2%    $3,370,000     4.0%    $5,055,000        6.0%

   Tier 1 Capital (to average
     assets)
       Consolidated .........   $6,873,000      7.3%    $3,765,000     4.0%       N/A/            N/A
       Citizens First Bank,
         Inc ................   $7,728,000      8.2%    $3,765,000     4.0%    $4,707,000        5.0%

As of December 31, 2000:
   Total Capital (to risk
     weighted assets)
       Consolidated .........   $7,409,000     11.6%    $4,829,000     8.0%        N/A            N/A
       Citizens First Bank,
         Inc ................   $7,246,000     11.4%    $4,820,000     8.0%    $6,025,000       10.0%

   Tier 1 Capital (to risk
     weighted assets
       Consolidated .........   $6,615,000     10.4%    $2,415,000     4.0%        N/A            N/A
       Citizens First Bank,
         Inc ................   $6,452,000     10.2%    $2,410,000     4.0%    $3,615,000        6.0%

   Tier 1 Capital (to average
     assets)
       Consolidated .........   $6,615,000      8.9%    $2,742,000     4.0%        N/A            N/A
       Citizens First Bank,
         Inc ................   $6,452,000      9.4%    $2,742,000     4.0%    $3,427,000        5.0%


        The subsidiary bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2001, no retained earnings were available for dividend declaration without prior regulatory approval.



Note 10:


  Related-party Transactions

        The Bank has entered into transactions with certain directors, executive officers, significant stockholders and their affiliates or associates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

        The aggregate amount of loans, as defined, to such related parties were as follows:

         Balance, January 1, 2001                              $      4,737,005

             New loans, including renewals                            7,194,918
             Payments, etc., including renewals                      (4,119,372)
                                                               -----------------

         Balance, December 31, 2001                            $      7,812,551
                                                               ================


        Deposits from related parties held by the Bank at December 31, 2001 and 2000 totaled $1,546,070 and $708,291, respectively.



Note 11: Employee Benefit Plan

        The Company has a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 2001 and 2000 were $37,751 and $34,817, respectively.



Note 12: Commitments and Credit Risk

        The Company grants commercial, consumer and residential loans to customers primarily in Bowling Green and Warren County, Kentucky. Although the Company has a diversified loan portfolio, loans secured by commercial real estate comprise approximately 42% and 38% of the loan portfolio as of December 31, 2001 and 2000, and loans for construction and land development comprise an additional 6% and 9% of the loan portfolio as of December 31, 2001 and 2000, respectively.

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

        At December 31, 2001 and 2000, the Company had outstanding commitments to originate loans aggregating approximately $12,882,675 and $13,325,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

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

        The Company had total outstanding letters of credit amounting to $1,167,665 and $1,620,000 at December 31, 2001 and 2000, respectively, with terms generally maturing within one year.

        At December 31, 2001 and 2000, approximately 29% and 37%, respectively, of the Company's total time deposits consisted of short-term certificates of deposit having minimum denominations in excess of $100,000.



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


    Long-term Debt

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

                                                       December 31, 2001                      December 31, 2000
                                                  Carrying             Fair             Carrying              Fair
                                                   Amount              Value             Amount              Value
                                            -------------------------------------------------------------------------------

  Financial assets
    Cash and cash equivalents                  $   6,526,769       $   6,526,769      $   4,239,577      $   4,239,577
    Available-for-sale securities                 10,200,866          10,200,866          7,025,918          7,025,918
    Mortgage loans held for sale                   1,578,159           1,578,159            324,000            324,000
    Loans, net of allowance for loan
       losses                                     83,524,425          86,366,239         60,167,079         59,558,862
    Interest receivable                              522,415             522,415            590,559            590,559

    Financial liabilities
    Deposits                                      87,890,828          88,642,596         62,516,112         62,674,709
    Securities sold under agreements to
       repurchase                                  3,411,736           3,411,736          2,358,160          2,358,160
    FHLB borrowings                                4,924,000           4,956,204          1,924,000          1,924,000
    Other long-term debt                             875,000             875,000
    Interest payable                                 252,059             252,059            264,926            264,926
    Unrecognized financial instruments
       (net of contract amount):
    Letters of credit                                     --                  --                 --                 --
    Commitments to extend credit                          --                  --                 --                 --


Note 15:



Parent Company Only Financial Statements

                            Condensed Balance Sheets
                           December 31, 2001 and 2000


Assets

                                                                2001         2000
                                                            ----------   -----------
        Cash and cash equivalents .......................   $   54,350   $   66,880
        Available-for-sale securities ...................       72,271      180,297
        Investment in Citizens First Bank, Inc. .........    8,150,252    6,462,468
        Other assets ....................................         --         14,604
                                                            ----------   ----------

               Total assets .............................   $8,276,873   $6,724,249
                                                            ==========   ==========


Liabilities and Stockholders' Equity

    Liabilities
        Long-term debt ..................................   $  875,000   $     --
        Accrued expenses and other ......................      335,497       52,023
                                                            ----------   ----------
                                                             1,210,497       52,023

    Stockholders' equity ................................    7,066,376    6,672,226
                                                            ----------   ----------

               Total liabilities and stockholders' equity   $8,276,873   $6,724,249
                                                            ==========   ==========

                       Condensed Statements of Operations
                     Years Ended December 31, 2001 and 2000


                                                       2001         2000
                                                    ----------   ----------


    Operating Income
        Investment income from
    available-for-sale securities ...............   $   3,012    $  16,520
                                                    ---------    ---------
                                                        3,012       16,520
                                                    ---------    ---------

Operating Expenses
    Professional fees ...........................      39,891       57,157
    Interest on long-term debt ..................      14,105         --
    Other .......................................      19,363       22,099
                                                    ---------    ---------
                                                       73,359       79,256
                                                    ---------    ---------


Loss Before Income Taxes and
Equity in Income (Loss) of Subsidiary ...........     (70,347)     (62,736)

Provision (Credit) for Income Taxes .............     293,000      (10,000)
                                                    ---------    ---------

Loss Before Equity in Income (Loss) of Subsidiary    (363,347)     (52,736)

Equity in Income (Loss) of Subsidiary ...........     705,749     (235,512)
                                                    ---------    ---------

Net Income (Loss) ...............................   $ 342,402    $(288,248)
                                                    =========    =========


                       Condensed Statements of Cash Flows
                     Years Ended December 31, 2001 and 2000


                                                                   2001            2000
                                                                ---------    -----------


    Operating Activities
    Net income (loss) .......................................   $ 342,402    $  (288,248)
    Items not requiring (providing) cash
       Equity in (income) loss of subsidiary ................    (705,749)       235,512
       Amortization of premiums and discounts on securities .          14        (18,393)
    Changes in
       Other assets .........................................     (14,604)        (7,854)
       Other liabilities ....................................     315,407        (76,899)
                                                                ---------    -----------

           Net cash used in operating activities ............     (62,530)      (155,882)
                                                                ---------    -----------

Investing Activities
    Investment in subsidiary ................................    (925,000)      (850,000)
    Proceeds from sales of available-for-sale securities ....        --             --
    Purchases of available-for-sale securities ..............        --       (2,555,211)
    Proceeds from maturities of available-for-sale securities     100,000      2,871,000
                                                                ---------    -----------

           Net cash used in investing activities ............    (825,000)      (534,211)
                                                                ---------    -----------

Financing Activities
    Proceeds from long-term debt ............................     875,000           --
                                                                ---------    -----------

           Net cash provided by financing activities ........     875,000              0
                                                                ---------    -----------

Decrease in Cash and Cash Equivalents .......................     (12,530)      (690,093)

Cash and Cash Equivalents, Beginning of Year ................      66,880        756,973
                                                                ---------    -----------

Cash and Cash Equivalents, End of Year ......................   $  54,350    $    66,880
                                                                =========    ===========

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information required by this Item appears under the heading "Election of Directors" on pages 3 through 5 of the Proxy Statement dated March 13, 2002 of the Company for the 2002 Annual Meeting of Shareholders to be held April 16,2002 ("Proxy Statement").

Item 10. Executive Compensation

The information required by this Item appears under the heading "Executive Compensation" on pages 6 through 7 of the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is contained on pages 2 and 3 under the heading "Share Ownership" of the Proxy Statement and is incorporated herein by reference.

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

10.15 Employment Agreement between Citizens First Corporation and Todd Kanipe (incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB dated December 31, 1999.)

10.16 Employment Agreement between Citizens First Corporation and Bill D. Wright (incorporated by reference to Item. 5 of the Company's Form 8-K dated April 27, 2000.)

10.17 First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.17 of the Company's Form 10-QSB dated September 30, 2000.)

10.18 Commercial Line of Credit Agreement, Promissory Note, and Security (Pledge) Agreement between Citizens First Corporation and Franklin Bank & Trust Company dated June 22, 2001 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-QSB dated June 30,2001).

11       Statement re: computation of per share earnings

21       Subsidiaries of the Small Business Issuer

99.1 Proxy Statement of Issuer dated March 13, 2002 in connection with Issuer's 2002 Annual Meeting of Shareholders


(b) The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2001.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Citizens First Corporation





Date: March 13, 2002                                  By: /s/Mary D. Cohron
                                                          ------------------
                                                             Mary D. Cohron

                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



       /s/Mary D. Cohron                                      March 13, 2002
       -----------------
          Mary D. Cohron
       President, Chief Executive Officer
         and Director





       /s/ Bill D. Wright                                     March 13, 2002
       ------------------
       Bill D. Wright
       Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis, Chairman                              March 13, 2002
       ----------------------------
       Floyd H. Ellis


       /s/ Jerry E.Baker                                         March 13, 2002
       -----------------
       Jerry E. Baker



       /s/ Billy J. Bell                                         March 13, 2002
       -----------------
       Billy J. Bell



       /s/ Barry D. Bray                                         March 13, 2002
       -----------------
       Barry D. Bray



       /s/ Tommy W. Cole                                         March 13, 2002
       -----------------
       Tommy W. Cole



       /s/ James H. Lucas                                        March 13, 2002
       ------------------
       James H. Lucas



       /s/ Joe B.Natcher, Jr.                                    March 13, 2002
       ----------------------
       Joe B. Natcher



       /s/ John T. Perkins                                       March 13, 2002
       -------------------
       John T. Perkins


Exhibit 11.
 Statement Regarding Computation of Per Share Earnings


 For the periods ended December 31



                                           2001          2000

Diluted earnings per common share:
 Average common shares outstanding        643,053        643,053

 Net income (loss) ................   $   342,402     $ (288,248)


 Diluted and basic loss per share:    $     0.53     $     (0.45)

        Citizens First Corporation 12/31/2001 Subsidiaries


Exhibit 21

Subsidiaries of the Small Business Issuer

The issuer owns 100% of the outstanding capital stock of Citizens First Bank, Inc., a Kentucky banking corporation, incorporated in 1999. Citizens First Bank, Inc. does business under the name "Citizens First Bank".

EXHIBIT 99.1  2002 PROXY STATEMENT


                        SCHEDULE 14A INFORMATION
           PROXY STATEMENT PURSUANT TO SECTION 14(A) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (AMENDMENT NO. __ )

Filed by the Registrant [X]

Filed by a Party other than the Registrant [ ]

Check the appropriate box:

[   ]  Preliminary Proxy Statement
[   ]  Confidential, for Use of the Commission Only
[x  ]  Definitive Proxy Statement
[   ]  Definitive Additional Materials
[   ]  Soliciting Material Pursuant to Section 240.14a-11(c)
       or Section 240.14a-12


                           Citizens First Corporation
                   (Name of Registrant as Specified In Its Charter)


(Name of Person(s) Filing Proxy Statement, if other than the Registrant)

Payment of Filing Fee (Check the appropriate box):

[X]  No fee required.

[ ] Fee computed on table below per Exchange Act Rules 14a-6(i)(1) and 0-11.

         (1) Title of each class of securities to which transaction applies:
         (2)      Aggregate number of securities to which transaction applies:
         (3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):
         (4)      Proposed maximum aggregate value of transaction:
         (5)      Total fee paid:

[ ] Fee paid previously with preliminary materials.

[ ] Check box if any part of the fee is offset as provided by Exchange Act Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

         (1)      Amount Previously Paid:
         (2)      Form, Schedule or Registration Statement No.:
         (3)      Filing Party:
         (4)      Date Filed:

                  NOTICE OF 2002 ANNUAL MEETING OF SHAREHOLDERS
                          OF CITIZENS FIRST CORPORATION
                      TO BE HELD ON TUESDAY, APRIL 16, 2002


         The 2002 annual meeting of shareholders of Citizens First Corporation will be held at the Carroll Knicely Institute for Economic Development and Public Service-South Campus, 2355 Nashville Road, Bowling Green, Kentucky, on Tuesday, April 16, 2002 at 5:00 p.m., local time, for the following purposes:

         (1) To elect three directors for three year terms ending in 2005 and until their successors are elected and qualify;

(2) To consider and act upon a proposal to ratify the appointment of BKD,LLP as the Company's independent accountants and auditors for 2002; and

(3) To transact such other business as may properly come before the meeting.

         Please consult the accompanying proxy statement for further information concerning the annual meeting, the election of directors and other matters.

         March 1, 2002 is the record date for the determination of shareholders entitled to notice of, and to vote at, the annual meeting. Accordingly, only shareholders of record at the close of business on that date are entitled to vote at the meeting or any adjournments thereof.

         You are cordially invited to attend the annual meeting in person. If you cannot, please sign and date the accompanying form of proxy and return it promptly in the return envelope enclosed for your use. No postage is required if the envelope is mailed in the United States.

                       By Order of the Board of Directors


                            /S/ James H. Lucas
                            JAMES H. LUCAS, Secretary
March 13, 2002

                           CITIZENS FIRST CORPORATION
                               1805 Campbell Lane
                          Bowling Green, Kentucky 42104

                                 PROXY STATEMENT
       This proxy statement is furnished in connection with the solicitation of proxies by the board of directors of Citizens First Corporation to be voted at the 2002 annual meeting of shareholders of Citizens First Corporation to be held on Tuesday, April 16, 2002, at 5:00 p.m., local time, and at any adjournments of the meeting.

         This proxy statement and the accompanying form of proxy are being first released to shareholders on or about March 13, 2002.


                                    IMPORTANT

Shareholders can help the Company avoid the necessity and expense of sending follow-up letters to ensure a quorum by promptly returning the enclosed proxy. Please mark, date, sign and return the enclosed proxy in order that the necessary quorum may be represented at the meeting. The enclosed envelope requires no postage if mailed in the United States.


                                     VOTING

         Only shareholders of record of the Company's Common Stock at the close of business on March 1, 2002 are entitled to notice of, and to vote in person or by duly authorized proxy at, the annual meeting. On the record date, there were 643,053 shares of Common Stock outstanding and entitled to vote.

         Each share is entitled to one vote on all matters that may come before the annual meeting other than the election of directors. In the election of directors, a shareholder is entitled by Kentucky law to exercise "cumulative" voting rights; that is, the shareholder is entitled to cast as many votes as equals the number of shares owned by the shareholder multiplied by the number of directors to be elected and may cast all such votes for a single director nominee or distribute them among the nominees in any manner the shareholder may see fit. Proxies received may be voted cumulatively. See "Election of Directors," below.

         If the accompanying form of proxy is properly signed and returned prior to the annual meeting, the shares it represents will be voted at the annual meeting in accordance with the directions, if any, noted thereon. If no contrary directions are given, they will be voted:

o        in the election of directors as described in this proxy statement,
o for the proposal to ratify the appointment of the Company's independent public accountants for 2002, and on any other matters that may come before the annual meeting.

         Any shareholder giving a proxy may revoke it at any time before the shares it represents are voted by giving written notice of such revocation to the secretary of the Company at the address shown above or by delivering a later dated proxy or by voting in person at the annual meeting.

         The accompanying form of proxy may not be used:

o to authorize shares to be voted by anyone other than the persons named therein or substitutes appointed by the board of directors or
o to vote in the election of directors with respect to nominees other than those named herein or substitutes appointed by the board of directors.

         The presence in person or by proxy of the holders of a majority of the Common Stock will constitute a quorum for the transaction of business at the annual meeting. Under Kentucky law, abstentions and broker non-votes on any matter are not counted in determining the number of votes required for election of a director or passage of any other matter submitted to shareholders. Abstentions and broker non-votes are counted for purposes of determining the existence of a quorum.


                                 SHARE OWNERSHIP

         The following table reflects certain information regarding the beneficial ownership of the outstanding shares of Common Stock of Citizens First held as of the record date for the annual meeting for

(1)      each director and executive officer of the Company, and
(2)      by the directors and the executive officers of the Company as a group.

         Unless indicated otherwise, the Company believes that each person named below has sole voting and investment power with respect to the Common Stock beneficially owned by such person.

                                                      Number of       Percent of
Name                                                    Shares           Class



Jerry E. Baker .............................           16,000             2.49%
Billy J. Bell ..............................           18,388             2.86
Barry D. Bray ..............................            9,400(1)          1.46
Mary D. Cohron .............................           15,000             2.33
Tommy W. Cole ..............................            5,000             0.78
Floyd H. Ellis .............................           17,512             2.72
James H. Lucas .............................           10,430             1.62
Joe B. Natcher, Jr .........................            6,700(2)          1.04
John T. Perkins ............................           10,000(3)          1.56
Bill D.Wright ..............................              500             0.08
M. Todd Kanipe .............................              250             0.04

Directors and executive officers as a
group (11 persons)                                                       16.98%
-------------
(1)      Includes 1,400 shares held by Mr. Bray's wife.
(2)      Shares are jointly owned with Mr. Natcher's wife.
(3) Includes 3,333 shares held in an individual retirement account for the benefit of Mr. Perkins' wife.


                              ELECTION OF DIRECTORS

         The board of directors of Citizens First Corporation is divided into three classes, each consisting as nearly as possible of one third of the total number of directors. Presently, the board has nine members, each class consisting of three directors. At the annual meeting, three directors will be elected to serve for three-year terms ending in 2005 and until their respective successors are elected and qualify.

         Unless a proxy is marked to give a different direction, the shares it represents will be voted to elect the three persons named in the following table. All of the nominees were elected at the 2000 annual meeting of shareholders. All of the nominees have agreed to serve if elected. If there are more nominees at the meeting than there are directorships, the nominees receiving the highest number of votes will be elected to the available directorships.

         The board of directors has no reason to believe that any of the nominees will be unavailable to serve as a director. If any nominee should become unavailable for election, the persons named in the accompanying form of proxy, or their substitutes, reserve the right to vote for a substitute nominee selected by the board of directors. In addition, if any shareholder or shareholders shall vote shares cumulatively or otherwise for the election of a director or directors other than the nominees named above, or substitute nominees, or for less than all of them, the persons named in the accompanying form of proxy, or their substitutes, reserve the right to vote cumulatively for some number less than all of the nominees named above or any substitute nominees, and for such of the persons nominated as they may choose.

         The following table gives the indicated information for each nominee and incumbent director and other executive officers who are not nominees or incumbent directors.




        Name, Age, and Present             Director     Principal Occupation or Employment
              Position(s)                    Since         During Past Five or More Years

Nominees for election at the annual
meeting:


Barry D. Bray (55)                           1999       Vice President and Chief Credit Officer of Citizens First and
Director; Vice President and Chief                      Citizens First Bank (the "Bank") since January 1999 and February
Credit Officer                                          1999, respectively; previously, Executive Vice President and
                                                        Chief Credit Officer of Trans Financial Bank from 1982 through 1998.
Tommy W. Cole (46)                           1999       Vice President of Strategic Development, Houchens Industries;
Director                                                previously, Manager for Private Banking, Trans Financial Bank,
                                                        from 1995 to November 1999.

John T. Perkins (59)                         1998       Vice President and Chief Operating Officer of Citizens First and
Director                                                the Bank since August 1998 and February 1999, respectively; until
                                                        January 2002; previously, bank consultant from April
                                                        1995 to July 1998 and Chief Operating Officer,Trans Financial Bank,
                                                        from July 1973 to April 1995.
Other Directors:

Billy J. Bell (68)                           1998       Co-owner and Secretary/Treasurer of Mid-South Feeds, Inc., a feed
Director                                                manufacturer.



James H. Lucas (69)                          1998       Of Counsel, English, Lucas, Priest & Owsley, a law firm.
Director; Secretary to the Board of
Directors

Joe B. Natcher, Jr. (44)                     1998       President and Chief Executive Officer of Southern Foods, Inc., a
Director                                                food service distributor.

Jerry D. Baker (70)                          1998       Chairman of the Board of Directors, Airgas Mid-America, Inc., an
Director                                                industrial gas and welding equipment supplier.

Mary D. Cohron (54)                          1998       President and Chief Executive Officer of Citizens First and the
Director, President and Chief                           Bank since August 1998 and February 1999, respectively;
Executive Officer                                       previously, Board Team Development Services Provider for Kentucky
                                                        School Boards Association and Strategic Planning and Business
                                                        Consultant.

Floyd H. Ellis (75)                          1998       Retired President and Chief Executive Officer, Warren Rural
Chairman of the Board of Directors                      Electric Cooperative Corporation

Non-director executive officers:

Bill D. Wright (42)
                                             2000       Vice President, Chief Financial Officer and Treasurer of Citizens
                                                        First and the Bank since 2000, previously served as Assistant Controller/
                                                        Assistant Treasurer of Trans Financial, Inc.

M. Todd Kanipe (33)                          2001       Vice President and Trust Relationship Manager of the Bank since
                                                        1999, previously served as a Commercial Lender at Trans
                                                        Financial, Inc.

         Citizens First's board of directors has two standing committees:
the Audit Committee and the Compensation Committee. The Company has not established a standing nominating committee or a committee performing similar functions.

         The Audit Committee held two meetings during 2001. The members of the Audit Committee for 2001 were Messrs. Baker, Bell, Ellis, Lucas and Natcher. All members of our Audit Committee are independent directors (as independence is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards).

         The Audit Committee's prescribed functions are [i] to recommend to the board of directors the accounting firm to be selected as the independent auditors for the Company and its subsidiary and [ii] to act on behalf of the board of directors in meeting with the independent auditors and the appropriate corporate officers to review matters relating to corporate financial reporting and accounting procedures and policies, the adequacy of financial, accounting and operating controls, and the scope of the respective audits of the independent auditors and any internal auditor of the Company. In addition, the Audit Committee is responsible for reviewing and reporting the results of each audit and making recommendations it may have to the board with respect to financial reporting and accounting practices, policies, controls and safeguards. The Audit Committee has adopted a written charter, a copy of which is attached to this proxy statement.

         The Compensation Committee establishes the compensation arrangements for executive officers of the Company. The Compensation Committee held one meeting during 2001. The members of the Compensation Committee during 2001 were Messrs. Baker, Bell, Lucas and Ellis.

         Four meetings of the board of directors were held during 2001. With the exception of Mr. Baker, all directors attended 75% or more of the combined total of the meetings of the board of directors and of all committees on which they served.


                            EXECUTIVE COMPENSATION

         The following table provides certain information concerning the compensation received by the Company's President and Chief Executive Officer for the fiscal years ended December 31, 2001, 2000 and 1999. Disclosure for the remaining executive officers is not required because none had annual salary and bonus that exceeded $100,000.


                                             Summary Compensation Table

Name and Principal Position               Year     Salary        All Other
                                                                Compensation(1)

Mary D. Cohron, President and Chief       2001    $108,000        $6,519
Executive Officer                         2000     $96,437        $5,593
                                          1999     $96,895        $3,491

-------------------------
(1) Other compensation includes: (a) the Company's match of up to 3% of the officer's salary under the Savings Incentive Match Plan for Employees ($3,240); (b) the cost of life insurance premiums paid on behalf of the officer for coverage equal to annual salary ($348); and (c) the portion of the cost of health insurance coverage for such officer that is paid by Citizens First ($2,931). All full-time employees receive similar benefits.

         Citizens First and Mary Cohron are parties to an employment agreement dated September 14, 1998, as amended (the "Employment Agreement") which provided for the payment to Ms. Cohron of an initial annual salary of $95,000, subject to adjustment by the board of directors. Such salary is exclusive of any bonus which may be paid in the determination of the board of directors based on the performance of the Bank. The employment agreement was automatically renewed for a new three year term on August 1, 2001. The employment agreement may be terminated by us upon 60 days notice for cause (as defined therein) and without cause. In the event the agreement is terminated without cause, we will be obligated to pay Ms. Cohron the value of accrued fringe benefits through the date of termination and compensation equal to a full years' salary. Ms. Cohron may voluntarily terminate her employment upon 60 days notice. In the event of termination of employment prior to the natural expiration of the agreement, Ms. Cohron will be prohibited for one year from performing in Warren County and any contiguous county thereto duties for a banking organization comparable to the duties performed for Citizens First or the Bank
         Our directors do not receive compensation for attending board or board committee meetings, but we do reimburse board members for the expenses they incur to attend the meetings.


                    CERTAIN TRANSACTIONS INVOLVING DIRECTORS
                             AND EXECUTIVE OFFICERS

         Through the Bank, Citizens First has had and expects in the future to have banking transactions in the ordinary course of business with directors and executive officers of Citizens First and their associates. All loans to such persons or their associates have been on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and have not involved more than normal risk of collectibility or other unfavorable features.

                             AUDIT COMMITTEE REPORT

         The Audit Committee has reviewed and discussed Citizens First's audited financial statements for the year ended December 31, 2001 with management. The Committee has also reviewed and discussed with BKD, LLP, the Company's independent auditors, the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards), as modified and supplemented, relating to the conduct, scope and results of the audit, has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as modified and supplemented, and has discussed with the independent accountants the independent accountant's independence.

         Based upon such review and discussions, the Audit Committee recommended to the board of directors, and the board has approved, that the audited financial statements be included in Citizens First's Annual Report on Form 10-KSB for the year ended December 31, 2001. The board and the Audit Committee have also recommended, subject to shareholder approval, the selection of our independent accountants.
                         Members of the Audit Committee:

                                 Jerry D. Baker
                                 Billy J. Bell
                                 Floyd H. Ellis
                                 James H. Lucas
                                 Joe B. Natcher, Jr.


                         Ratification of Appointment of
                         Independent Public Accountants

         The board of directors, upon recommendation of its Audit Committee, has appointed BKD, LLP as independent accountants of the Company with respect to its operations for the year 2002, subject to ratification by the shareholders. In taking this action, the members of the board of directors and the Audit Committee considered carefully BKD, LLP's performance in that capacity since its original retention in 2000, its independence with respect to the services to be performed and its general reputation for adherence to professional auditing standards.

         Although our bylaws do not require shareholders to approve our independent accountants, there will be presented at the annual meeting a proposal for the ratification of this appointment, which the board of directors believes is advisable and in the best interests of the shareholders. If the appointment of BKD, LLP is not ratified, the matter of the appointment of independent accountants will be reconsidered by the board of directors.

         To ratify the selection of BKD, LLP, the holders of a majority of the votes cast at the annual meeting must vote in favor of the proposal.

         Representatives of BKD, LLP will be present at the annual meeting to make a statement if they desire to do so and to answer appropriate questions that may be asked by shareholders.

Audit Fees

         The aggregate fees incurred for professional services for the audit of our annual financial statements for the year ended December 31, 2001 and for the reviews of our interim financial statements included in the Company's Forms 10-Q for that year were $36,632.

Financial Information Systems Design and Implementation Fees

         There were no fees billed for professional services rendered in connection with the design and/or implementation of our financial information systems by BKD, LLP for the year ended December 31, 2001.

All Other Fees

         There were no fees billed for services rendered by BKD, LLP other than the services covered under the caption "Audit Fees", above, for the year ended December 31, 2001.

         The Audit Committee of the board of directors has considered whether the provision of the services covered under the captions "Financial Information Systems Design and Implementation Fees" and "All Other Fees", above, is compatible with maintaining the principal accountant's independence.


                                  Other Matters

         The board of directors does not know of any other matters requiring a vote of shareholders to be brought before the annual meeting. If, however, any such other matters are presented, the persons named in the accompanying form of proxy or their substitutes will vote such proxy according to their best judgment on such matters.


                              Shareholder Proposals

         Any proposal that a shareholder may desire to be included in the board of directors' proxy statement for presentation at the 2003 Annual Meeting of Shareholders must be received not later than November 13, 2002 in order to be considered for inclusion. All such proposals should be sent to: the Secretary of Citizens First at 1805 Campbell Lane, Bowling Green, Kentucky 42104. Shareholder proposals submitted after January 27, 2003 will be considered untimely, and the proxy solicited by Citizens First for next year's annual meeting may confer discretionary authority to vote on any such matters without a description of them in the proxy statement for that meeting.

                             Solicitation of Proxies

         This solicitation of proxies by the board of directors is being conducted primarily by mail. Citizens First will bear the costs of the solicitation, which may include reimbursement paid to brokerage firms and others for their reasonable expenses in forwarding solicitation material for the meeting to beneficial owners. Certain officers, directors, and regular employees may also solicit proxies on behalf of the board of directors by means of telephone calls, personal interviews, and mail at no additional expense to Citizens First.

                            By order of the Board of Directors


                            /s/ James H. Lucas
                            James H. Lucas, Secretary
Bowling Green, Kentucky
March 13, 2002


         All shareholders who do not expect to attend the annual meeting are urged to complete, date, sign, and return the accompanying form of proxy in the return envelope enclosed for that purpose.