Form 10QSB
period 2002-03-31
CITIZENS FIRST CORP
filed 2002-05-15
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

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

         Class                                       Outstanding at May 15, 2002

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

                  Part I - Financial Information

Item 1. Financial Statements

Citizens First Corporation
Consolidated Balance Sheets
 (Unaudited)

                                                                  March 31, 2002   December 31, 2001
Assets
 Cash and due from banks .......................................   $  2,545,109    $   3,926,769
 Federal funds sold ............................................           --          2,600,000
                                                                   ------------    -------------
     Cash and cash equivalents .................................      2,545,109        6,526,769

Securities available for sale (amortized cost of $9,496,061
as of March 31,2002; $10,035,262 as of December 31, 2001)
                                                                      9,595,875       10,200,866
Federal Home Loan Bank (FHLB) Stock ............................        251,200          248,500
Mortgage loans held for sale ...................................        634,000        1,578,159

 Loans .........................................................     83,663,150       84,720,349
 Less allowance for loan losses ................................      1,227,321        1,195,924
                                                                   ------------    -------------
    Net loans ..................................................     82,435,829       83,524,425

 Premises and equipment, net ...................................      1,354,952        1,393,603
 Interest receivable ...........................................        545,128          522,415
 Other real estate owned .......................................         91,463          321,463
 Deferred income taxes .........................................        356,063          390,000
 Other assets ..................................................        134,971          113,516
                                                                   ------------    -------------
    Total assets ...............................................   $ 97,944,590    $ 104,819,716
                                                                   ============    =============

 Liabilities and Stockholders' Equity
 Deposits:
   Demand deposits .............................................   $  5,838,444    $   8,550,249
   Savings, NOW and money market deposits ......................     20,831,158       20,993,045
   Time deposits ...............................................     56,078,827       58,347,534
                                                                   ------------    -------------
     Total deposits ............................................     82,748,429       87,890,828

 Securities sold under agreements to repurchase ................      3,540,808        3,411,736
 Federal Home Loan Bank (FHLB) borrowings ......................      3,000,000        4,924,000
 Long-term debt ................................................        875,000          875,000
 Deferred income taxes .........................................           --             56,305
 Accrued interest and other liabilities ........................        626,510          595,471
                                                                    ------------    -------------
    Total liabilities ..........................................     90,790,748       97,753,340

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 643,053 shares, respectively      7,357,477        7,357,477
   Retained earnings (deficit) .................................       (269,511)        (400,400)
   Accumulated other comprehensive income ......................         65,877          109,299
                                                                   ------------    -------------
      Total stockholders' equity ................................      7,153,843        7,066,376
                                                                   ------------    -------------
           Total liabilities
        and stockholders' equity ...............................   $ 97,944,590    $ 104,819,716
                                                                   ============    =============

 See accompanying notes to condensed consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Income
 (Unaudited)

 For the three months ended March 31:

                                            2002          2001
 Interest income                            -----         ----

  Loans, including fees .............   $1,434,361   $ 1,443,506
  Federal funds sold ................        9,984        13,157
  Securities available for sale .....      129,797       139,750
  Other .............................        3,456         3,006
                                        ----------   -----------
  Total interest income .............    1,577,598     1,599,419

Interest expense
  Deposits ..........................      643,339       870,781
  Other short-term borrowings .......       85,606        57,263
                                        ----------   -----------
  Total interest expense ............      728,945       928,044
                                        ----------   -----------

Net interest income .................      848,653       671,375

  Provision for loan losses .........       30,000       173,500
                                        ----------   -----------

Net interest income after
  provision for loan losses .........      818,653       497,875
                                        ----------   -----------

Non-interest income
  Service charges on deposit accounts       92,596        55,928
  Income from the sale of loans .....        9,238        12,112
  Other .............................       10,615         8,676
                                        ----------   -----------
  Total non-interest income .........      112,449        76,716

Non-interest expenses
  Compensation and benefits .........      359,885       335,363
  Net occupancy expense .............       44,202        41,434
  Furniture and equipment expense ...       68,120        59,019
  Professional fees .................       24,197        22,401
  Postage, printing and supplies ....       15,205        12,908
  Bank franchise and license tax ....       28,500        24,000
  Processing fees ...................       55,588        43,728
  Advertising .......................       37,043        33,006
  Other .............................       98,963        70,408
                                        ----------   -----------
  Total non-interest expenses .......      731,703       642,267
                                        ----------   -----------
Income (loss) before income taxes ...   $  199,399   $   (67,676)
Income tax expense (benefit) ........       68,510        (3,000)
                                        ----------   -----------
Net income (loss) ...................   $  130,889   $   (64,676)
                                        ==========   ===========

Diluted earnings (loss) per share ...   $     0.20   $     (0.10)
Basic earnings (loss) per share .....   $     0.20   $     (0.10)

 See accompanying notes to condensed consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)

 For the three months ended March 31:                  2002             2001
                                                       ----             ----

 Balance January 1                                 $7,066,376        $6,672,226
   Net income (loss)                                  130,889           (64,676)
   Other comprehensive income (loss) net of tax       (43,422)           14,680
                                                   ----------        ----------
 Balance at end of period                          $7,153,843        $6,622,230
                                                   ===========       ==========

 See accompanying notes to condensed consolidated financial statements.


Citizens First Corporation
Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the three months ended March 31:

                                                                          2002        2001
                                                                          ----        ----

   Net income (loss) ...............................................   $ 130,889    $(64,676)
   Other comprehensive income,(loss) net of tax:
       Unrealized appreciation (depreciation) on available for sale
       Securities, net of income taxes (credit) of $(22,368) and
       $7,562, arising during the period, respectively                  (43,422)      14,680


                                                                       ---------    --------
   Comprehensive income (loss) .....................................    $87,467     $(49,996)
                                                                       =========    ========


 See accompanying notes to  condensed consolidated financial statements.


 Citizens First Corporation
 Consolidated Statements of Cash Flows
 (Unaudited)
 For the three months ended March 31:


                                                                   2002           2001
                                                                   ----           ----

 Cash flows from operating activities:
 Net income (loss)........................................   $   130,889    $   (64,676)
 Items not requiring (providing) cash:
   Provision for loan losses .............................        30,000        173,500
   Amortization of premiums and discounts on securities ..         4,027        (25,585)
   Depreciation and amortization .........................        70,954         66,507
   FHLB stock dividend received ..........................         2,700         (3,600)
Changes in:
   Accrued interest receivable ...........................       (22,713)       (48,563)
   Mortgage loans held for sale ..........................       944,159         81,000
   Prepaid expenses and other ............................       220,807       (371,006)
   Accrued expenses and other liabilities ................        (2,898)        21,580
                                                             -----------    -----------
   Net cash  provided (used) in operating  activities ....     1,377,925       (170,843)

 Cash flows from investing activities:
 Proceeds from maturities of securities available for sale       535,174      4,831,443
 Purchase of securities available for sale ...............          --       (5,285,854)
 Net originations/(decreases) of loans ...................     1,058,596     (4,993,060)
 Purchases of premises and equipment .....................       (16,028)          (529)
                                                             -----------    -----------
   Net cash provided (used) in investing activities ......     1,577,742     (5,448,000)

 Cash flows from financing activities:
 Net increase/(decrease) in deposits .....................    (5,142,399)     7,155,185
 Net decrease in FHLB Advances ...........................    (1,924,000)          --
 Net increase/(decrease) in repurchase agreements ........       129,072        (25,533)
                                                              -----------   -----------

   Net cash provided (used) in financing activities ......    (6,937,327)     7,129,652
                                                             -----------    -----------
 Net increase (decrease ) in cash and cash equivalents ...    (3,981,660)     1,510,809
 Cash and cash equivalents at beginning of period ........     6,526,769      4,239,577
                                                             -----------    -----------
 Cash and cash equivalents at end of period ..............   $ 2,545,109    $ 5,750,386
                                                             ===========    ===========

 See accompanying notes to condensed consolidated financial statements.

         Notes to Consolidated Financial Statements

          (1) Summary of Significant Accounting Policies
              The accounting and reporting policies of Citizens First Corporation (the "Company") and its subsidiary Citizens First Bank, Inc. (the "Bank") conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.
              Certain information and note disclosures normally included in the company's annual finacial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.
              The financial information presented has been prepared from the books and records of the Company and is not audited. The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.
              In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

         (2) Reclassifications
              Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net earnings.

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

         General
                  The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.
                  The Company follows a corporate strategy that focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.
                  The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
                  Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary lending focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans that are then usually sold on the secondary market (each individually) to a correspondent.
                  The Bank offers credit cards (through correspondent banking services) including MasterCard(TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
                  The Bank operates in two locations. The main office is located at 1805 Campbell Lane, and the only branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue.

         Results of Operations
                  For the three months ended March 31, 2002, the Company reported net income of $130,889, or $0.20 per diluted share, compared to a net loss of $(64,676), or $(0.10) per diluted share, for the same period ended March 31, 2001.

         Net Interest Income
                  Net interest income was $848,653 in the first quarter of 2002, compared with $671,375 in the comparable period in 2001. First quarter 2002 interest income of $1,577,598, a decrease of $(21,821) or 1% over the same period in 2001, includes $1,434,361 income on loans, $129,797 income on investment securities, and $13,440 income on federal funds sold and other interest-bearing accounts. Interest income of $1,599,419 during the first quarter of 2001 included $1,443,506 of income on loans, $139,750 income on investment securities, and $16,163 income on federal funds sold and other interest-bearing accounts. Interest expense of $728,945 for the first quarter of 2002, down $199,099 from the same period in 2001, consists of interest on deposits of $643,339, and on other short-term borrowings of $85,606. First quarter 2001 interest expense of $928,044 consisted of interest on deposits of $870,781, and interest on other short-term borrowings of $57,263. The growth of the balance sheet, particularly loans and deposits, from the first quarter of 2001 to the same period in 2002, coupled with the drop in the cost of interest-bearing liabilities, offset by the drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the first quarter of 2002, compared to the same period in 2001, was primarily due to the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points over eleven rate reductions. In the short term, especially three months or less, the Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during the first quarter of 2001, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, that provide the funding for the assets.

         Non-Interest Income
                  Non-interest income for the three months ended March 31, 2002 and 2001, respectively, was $112,449 and $76,716, an increase of $35,733 or 47%. Service charges on deposit accounts comprised the largest part of non-interest income for both time periods, totaling $92,596 during the first quarter of 2002, and $55,928 for the same period of 2001.

         Non-Interest Expense
                  Non-interest expense was $731,703 in the first quarter of 2002, up from $642,267 in the same quarter of 2001, an increase of $89,436 or 13.9%. The majority of the increase is in compensation and benefits expense, up $24,522, or 7.3%, from $335,363 to $359,885; data processing costs, up $11,860 from $43,728 to $55,588;and equipment expense, up $9,101 from $59,019 to $68,120.

         Income Taxes
                  Income tax expense has been calculated based on the Company's expected annual rate for 2002. During the first quarter of 2002, income tax expense totaled $68,510, compared to a credit of $3,000 for the same period of 2001. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Prior to the fourth quarter of 2001, a valuation allowance had been established, as required by GAAP, to reduce the Company's deferred tax assets, as it was more likely than not that the deferred tax asset would not be realized. During the fourth quarter of 2001, in accordance with SFAS 109, the Company recorded a deferred tax asset totaling $350,000, as is became more likely than not that the Company would be profitable in the future, eliminating the need to reduce the deferred tax asset by a valuation allowance.

         Balance Sheet Review

         Overview
                  Total assets at March 31, 2002 were $97,944,590, down from $104,819,716 at December 31, 2001, and up from $81,181,269 a year ago.
         Average total assets for the first quarter of 2002 were $101,267,979, up $24,469,107 from the first quarter of 2001 average of $76,798,872.

         Loans
                  At March 31, 2002 loans (excluding mortgage loans held for sale) totaled $83,663,150 compared with $84,720,349 at December 31, 2001 and $65,948,796 a year ago.

         Asset Quality
                  The allowance for loan losses was $1,227,321 at March 31, 2002, an increase of $31,397, or 3% over the December 31, 2001 level of $1,195,924. The allowance represents 1.47% of period-end loans, up from 1.41% of loans as of December 31, 2001.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $304,000 at March 31, 2002, compared to $348,282 at December 31, 2001 and $535,000 at March 31, 2001.
         Included in the non-performing loan total at March 31, 2002 are two loans, totaling $291,000, both of which are secured by residential real estate, one for $211,000 that was placed on non-accrual status during the fourth quarter of 2001, and the other for $80,000 that was placed on non-accrual status during the third quarter of 2000. At year-end the Bank had a loan on non-accrual status that was secured by a residential building lot, that was sold during the first quarter of 2002. Non-performing loans at December 31, 2001 also included a commercial loan still accruing but past due 90 days or more that was paid in full during the first quarter of 2002. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $395,463 at the end of the first quarter of 2002, comprised of the above mentioned non-performing loans and foreclosed real estate of $91,463. The Bank had non-performing assets of $669,745 at December 31, 2001, comprised of $348,282 of non-performing loans, and $ 321,463 of non-performing assets.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision for loan losses totaled $30,000 for the first three months of 2002. The provision for loan losses is established to provide for losses inherent in the Bank's portfolio and reflects management's evaluation of the risk in the loan portfolio.

         Securities Available for Sale
                  Securities (all classified as available for sale) decreased from $10,200,866 at December 31, 2001 to $9,595,875 at March 31, 2002.
         At March 31, 2001 securities totaled $7,528,158.

         Deposits and Borrowed Funds
                  Total deposits averaged $84,171,972 in the first quarter of 2002, an increase of $18,816,507 from the comparable 2001 quarterly average of $65,355,465. As of March 31, 2002, total deposits were $82,748,429, and included $76,909,985 of interest bearing deposits. This compares to total deposits of $87,890,828 at December 31, 2001, which included $79,340,579 of interest bearing deposits. Total deposits at March 31, 2001 were $69,671,297, and included interest bearing deposits of $63,174,889.
                  The Bank had $3,540,808 of deposits secured by securities sold under agreements to repurchase on March 31, 2002. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $3,461,212 during the first three months of 2002.


         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of March 31, 2002, December 31, 2001 and March 31, 2001; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:


                                           March 31,    December 31,   March 31,
                                            2002           2001           2001
                                            -----          ----           ----

         Tier 1 risk based ...........       8.63%         8.20%          9.57%
              Regulatory minimum .....       4.00          4.00           4.00
              Well-capitalized minimum       6.00          6.00           6.00
         Total risk based ............       9.88%         9.40%         10.82%
              Regulatory minimum .....       8.00          8.00           8.00
              Well-capitalized minimum      10.00         10.00          10.00
         Leverage ....................       7.01%         7.30%          8.08%
              Regulatory minimum .....       4.00          4.00           4.00
              Well-capitalized minimum       5.00          5.00           5.00
                  The increase in the risk based capital levels is due in part to the drop in the Company's total risk weighted assets from December 31, 2001 to the end of March 2002, coupled with the increase in total equity, from earnings, at the end of March 2002. The leverage ratio decreased from the end of December to the end of March due to the increase in the quarterly average of total assets in the first quarter of 2002, compared to the last quarter of 2001.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati. Other than these sources, the Company does not anticipate the need to raise additional funds to inject as capital into the Bank within the next twelve months. Property and equipment needed for the operation of the Bank have been purchased and no additional significant purchases or sales of plant and equipment are planned. The Company and the Bank are fully staffed and no significant changes in the number of employees are planned.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first three months of 2002, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the first quarter of 2001.



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

       (b) Reports on Form 8-K
         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    May 15, 2002                                /s/ Mary D. Cohron
                                                     ------------------

                                           President and Chief Executive Officer
                                             (Principal Executive Officer)



         May 15, 2002                               /s/ Bill D. Wright
                                                     ------------------
                                                     Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Exhibits


  11   Statement re: Computation of per share earnings.

Exhibit 11.
 Statement Regarding Computation of Per Share Earnings


 For the quarter ended March 31           2002             2001

Diluted earnings per common share:
  Average common shares outstanding       643,053       643,053
Net income (loss) .................   $   130,899   $   (64,676)

Diluted earnings (loss) per share:    $      0.20   $     (0.10)
Basic earnings (loss) per share: ..   $      0.20   $     (0.10)