Form 10QSB
period 2002-06-30
CITIZENS FIRST CORP
filed 2002-08-14
CIK 1073475

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2002

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

         Class                                 Outstanding at August 14, 2002

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      3-9

         ITEM 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            10-14

PART II.  OTHER INFORMATION
         ITEM 4. Submission of Matters to a Vote of Security Holders         15

         ITEM 6. Exhibits and Reports on Form 8-K                            15

         Signatures                                                          16

         Exhibits                                                         17-18

                  Part I - Financial Information

Item 1. Financial Statements

Citizens First Corporation
Consolidated Condensed Balance Sheets




 (Unaudited)


                                                                              June 30, 2002   December 31, 2001
Assets

 Cash and due from banks ..................................................   $   3,660,747    $   3,926,769
 Federal funds sold .......................................................            --          2,600,000
                                                                              -------------    -------------
     Cash and cash equivalents ............................................       3,660,747        6,526,769

Securities available for sale (amortized cost of $11,200,046 as of June 30,
2002; $10,035,262 as of December 31, 2001)
                                                                                 11,392,497       10,200,866
Federal Home Loan Bank (FHLB) Stock .......................................         253,900          248,500
Mortgage loans held for sale ..............................................         381,500        1,578,159

 Loans ....................................................................      88,804,650       84,720,349
 Less allowance for loan losses ...........................................       1,289,321        1,195,924
                                                                              -------------    -------------
    Net loans .............................................................      87,515,329       83,524,425

 Premises and equipment, net ..............................................       1,357,985        1,393,603
 Interest receivable ......................................................         570,226          522,415
 Other real estate owned ..................................................          91,463          321,463
 Deferred income taxes ....................................................         324,567          390,000
 Other assets .............................................................         137,487          113,516
                                                                              -------------    -------------
    Total assets ..........................................................   $ 105,685,701    $ 104,819,716
                                                                              =============    =============

 Liabilities and Stockholders' Equity
 Deposits:
   Demand deposits ........................................................   $   7,005,014    $   8,550,249
   Savings, NOW and money market deposits .................................      22,954,123       20,993,045
   Time deposits ..........................................................      58,508,533       58,347,534
                                                                              -------------    -------------
     Total deposits .......................................................      88,467,670       87,890,828

 Securities sold under agreements to repurchase ...........................       5,122,727        3,411,736
 Federal Home Loan Bank (FHLB) borrowings .................................       3,000,000        4,924,000
 Long-term debt ...........................................................         875,000          875,000
 Deferred income taxes ....................................................            --             56,305
 Accrued interest and other liabilities ...................................         797,323          595,471
                                                                              -------------    -------------
    Total liabilities .....................................................      98,262,720       97,753,340

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 643,053 shares, respectively ..........       7,357,477        7,357,477
   Retained earnings (deficit) ............................................         (61,514)        (400,400)
   Accumulated other comprehensive income .................................         127,018          109,299
                                                                              -------------    -------------
     Total stockholders' equity ...........................................       7,422,981        7,066,376
                                                                              -------------    -------------
        Total liabilities
        and stockholders' equity ..........................................   $ 105,685,701    $ 104,819,716
                                                                              =============    =============

 See accompanying notes to consolidated condensed financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Income
 (Unaudited)



 For the three months ended June 30:
                                                            2002          2001
                                                            ----          ----

 Interest income
  Loans, including fees ..............................   $1,440,385   $ 1,470,134
  Federal funds sold .................................        5,051         7,584
  Securities available for sale ......................      149,875       103,174
  Other ..............................................        3,489         3,297
                                                          ---------   -----------
  Total interest income ..............................    1,598,800     1,584,189

Interest expense
  Deposits ...........................................      641,964       836,772
  Other short-term borrowings ........................       58,699        57,220
                                                         ----------   -----------
  Total interest expense .............................      700,663       893,992
                                                         ----------   -----------

Net interest income ..................................      898,137       690,197

  Provision for loan losses ..........................       70,000       138,500
                                                         ----------   -----------

Net interest income after
  provision for loan losses ..........................      828,137       551,697
                                                         ----------   -----------


Non-interest income
  Service charges on deposit accounts ................      136,478        68,472
  Income from the sale of loans ......................        1,599        10,542
  Gains on sales of securities available for sale, net       67,370             0
  Other ..............................................       14,972        10,943
                                                          ---------   -----------
  Total non-interest income ..........................      220,419        89,957

Non-interest expenses
  Compensation and benefits ..........................      367,177       321,379
  Net occupancy expense ..............................       44,164        46,197
  Furniture and equipment expense ....................       54,331        66,718
  Professional fees ..................................       20,146        27,734
  Postage, printing and supplies .....................       15,514        13,025
  Bank franchise and license tax .....................       50,308         6,588
  Processing fees ....................................       52,403        46,645
  Advertising ........................................       32,796        29,079
  Other ..............................................       95,220        77,253
                                                         ----------   -----------
  Total non-interest expenses ........................      732,059       634,618
                                                         ----------   -----------
Income before income taxes ...........................      316,497         7,036
Income tax expense (benefit) .........................      108,500        (3,000)
                                                         ----------   -----------
Net income ...........................................   $  207,997   $    10,036
                                                         ==========   ===========

 Diluted earnings per share                                   $0.32         $0.02
 Basic earnings per share                                     $0.32         $0.02

 See accompanying notes to consolidated condensed financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Income
 (Unaudited)

 For the six months ended June 30:

                                                             2002        2001
                                                             ----        ----

 Interest income
  Loans, including fees ..............................   $2,874,746   $ 2,913,640
  Federal funds sold .................................       15,035        20,741
  Securities available for sale ......................      279,672       242,924
  Other ..............................................        6,945         6,303
                                                          ---------   -----------
  Total interest income ..............................    3,176,398     3,183,608

Interest expense
  Deposits ...........................................    1,285,303     1,707,553
  Other short-term borrowings ........................      144,305       114,483
                                                          ---------   -----------
  Total interest expense .............................    1,429,608     1,822,036
                                                          ---------   -----------

Net interest income ..................................    1,746,790     1,361,572

  Provision for loan losses ..........................      100,000       312,000
                                                          ---------   -----------


Net interest income after
  provision for loan losses ..........................    1,646,790     1,049,572
                                                          ---------   -----------


Non-interest income
  Service charges on deposit accounts ................      229,074       124,400
  Income from the sale of loans ......................       10,837        22,654
  Gains on sales of securities available for sale, net       67,370             0
  Other ..............................................       25,587        19,619
                                                          ---------   -----------
  Total non-interest income ..........................      332,868       166,673

Non-interest expenses
  Compensation and benefits ..........................      727,062       656,742
  Net occupancy expense ..............................       88,366        87,631
  Furniture and equipment expense ....................      122,451       125,737
  Professional fees ..................................       44,343        50,135
  Postage, printing and supplies .....................       30,719        25,933
  Bank franchise and license tax .....................       78,808        30,588
  Processing fees ....................................      107,991        90,373
  Advertising ........................................       69,839        62,085
  Other ..............................................      194,183       147,661
                                                         ----------   -----------
  Total non-interest expenses ........................    1,463,762     1,276,885
                                                         ----------   -----------
Income (loss) before income taxes ....................   $  515,896   $   (60,640)
Income tax expense (benefit) .........................      177,010        (6,000)
                                                         ----------   -----------
Net income (loss) ....................................   $  338,886   $   (54,640)
                                                         ==========   ===========

Diluted earnings (loss) per share ....................   $     0.53   $     (0.09)
Basic earnings (loss) per share ......................   $     0.53   $     (0.09)


 See accompanying notes to consolidated condensed financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Changes in Stockholders' Equity
 (Unaudited)

 For the six months ended June 30:            2002          2001
                                              ----          ----

 Balance January 1                        $7,066,376    $6,672,226
  Net income (loss) ...................      338,886       (54,640)
  Other comprehensive income, net of tax      17,719        27,609
                                          ----------   -----------
Balance at end of period ..............   $7,422,981   $ 6,645,195
                                          ==========   ===========

See accompanying notes to consolidated condensed financial statements.



Citizens First Corporation
Consolidated Condensed Statements of Comprehensive Income
 (Unaudited)

 For the six months ended June 30:

                                                                                     2002                  2001
                                                                                     ----                  ----
 Net income (loss)                                                               $338,886               $ (54,640)
 Other comprehensive income, net of tax:
 Unrealized appreciation on available for sale
 Securities, net of income taxes of $22,368 and                                    17,719                  27,609
 $7,562,arising during the period, respectively

                                                                                 --------                 -------

 Comprehensive income (loss)                                                    $ 356,605                $(27,031)
                                                                                =========                =========


 See accompanying notes to consolidated condensed financial statements.

 Citizens First Corporation
 Consolidated Condensed Statements of Cash Flows
 (Unaudited)




 For the six months ended June 30:


                                                                  2002             2001
                                                                  ----             ----

 Cash flows from operating activities:
 Net  income (loss) ......................................   $   338,886    $    (54,640)
 Items not requiring (providing) cash:
   Provision for loan losses .............................       100,000         312,000
   Amortization of premiums and discounts on securities ..         6,175         (23,863)
   Gain on sale of securities ............................       (67,370)           --
   Depreciation and amortization .........................       130,381         139,399
   FHLB stock dividend received ..........................        (5,600)         (4,200)
Changes in:
   Accrued interest receivable ...........................       (47,811)         (9,784)
   Mortgage loans held for sale ..........................     1,196,659          96,933
   Prepaid expenses and other ............................       239,481        (381,020)
   Accrued expenses and other liabilities ................       136,419         (62,028)
                                                             -----------    ------------
   Net cash provided by operating  activities ............     2,027,220          12,797

 Cash flows from investing activities:
 Proceeds from sales of securities available for sale ....        77,010            --
 Proceeds from maturities of securities available for sale     2,248,626       8,140,276
 Purchase of securities available for sale ...............    (3,429,225)     (8,285,260)
 Net originations of loans ...............................    (4,090,903)    (10,369,213)
 Purchases of premises and equipment .....................       (62,583)        (57,936)
                                                             ------------   ------------
   Net cash  used in investing activities ................    (5,257,075)    (10,572,133)

 Cash flows from financing activities:
 Net increase in deposits ................................       576,842      15,161,642
 Net decrease in other borrowings ........................      (213,009)        200,000
 Net (decrease) in repurchase agreements .................          --           (36,218)
                                                             ------------   ------------

   Net cash provided by financing activities .............       363,833      15,325,424
                                                             -----------    ------------
 Net increase (decrease) in cash and cash equivalents ....   $(2,866,022)      4,766,088
 Cash and cash equivalents at beginning of period ........     6,526,769       4,239,577
                                                             -----------    ------------
 Cash and cash equivalents at end of period ..............   $ 3,660,747    $  9,005,665
                                                             ===========    ============


 See accompanying notes to consolidated condensed financial statements.

         Notes to Consolidated Condensed Financial Statements

          (1) Summary of Significant Accounting Policies
              The accounting and reporting policies of Citizens First Corporation (the "Company") and its subsidiary Citizens First Bank, Inc. (the "Bank") conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated condensed financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.
                 Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the condensed financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.
              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.
              The financial information presented has been prepared from the books and records of the Company and is not audited. The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.
              In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

         (2) Reclassifications
              Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net earnings.

        3) Critical Accounting Policies

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


        Income Taxes

        Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

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

         Results of Operations
                  For the three months ended June 30, 2002, the Company reported net income of $207,997, or $0.32 per diluted share, compared to net income of $10,036, or $0.02 per diluted share, for the same period ended June 30, 2001. Net income for the second quarter of 2002 includes a gain of $67,370 from the sale of investment securities. Excluding this securities transaction and the related tax effect, net income for the second quarter of 2002 would have been $163,533, or $0.25 per diluted share.

                  For the six months ended June 30, 2002, the Company reported net income of $338,886, or $0.53 per diluted share, compared to a net loss of $(54,640), or $(0.09) per diluted share, for the same period ended June 30, 2001, an increase of $393,526. Excluding the $67,370 gain from the sale of investment securities mentioned above and the related tax effect, net income for the first six months of 2002 would have been $294,422, or $0.46 per diluted share.

         Net Interest Income
                  Net interest income was $898,137 in the second quarter of 2002, compared with $690,197 in the comparable period in 2001. Second quarter 2002 interest income of $1,598,800, an increase of $14,611 or 1% over the same period in 2001, includes $1,440,385 income on loans, $149,875 income on investment securities, and $8,540 income on federal funds sold and other interest-bearing accounts. Interest income of $1,584,189 during the second quarter of 2001 included $1,470,134 of income on loans, $103,174 income on investment securities, and $10,881 income on federal funds sold and other interest-bearing accounts. Interest expense of $700,663 for the second quarter of 2002, down $193,329 from the same period in 2001, consists of interest on deposits of $641,964, and on other short-term borrowings of $58,699. Second quarter 2001 interest expense of $893,992 consisted of interest on deposits of $836,772, and interest on other short-term borrowings of $57,220. The growth of the balance sheet, particularly loans and deposits, from the first quarter of 2001 to the same period in 2002, coupled with the drop in the cost of interest-bearing liabilities, offset by the drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the second quarter of 2002, compared to the same period in 2001, was primarily due to the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points over eleven rate reductions. In the short term, especially three months or less, the Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during the second quarter of 2001, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, that provide the funding for the assets.
                  Net interest income was $1,746,790 for the six months ended June 30, 2002, an increase of $385,218 over the total of $1,361,572 for the same period of 2001. Interest income of $3,176,398 for the first six months of 2002 included $2,874,746 income on loans, $279,672 income on investment securities, and $21,980 income on federal funds sold and other interest-bearing deposits. Total interest income of $3,183,608 for the first six months of 2001 consisted of $2,913,640 income on loans, $242,924 income on investment securities, and $27,044 income on federal funds sold and other interest-bearing deposits. Interest expense for the first half of 2002 totaled $1,429,608, and included $1,285,303 interest on deposits, and $144,305 expense on other short-term borrowings. The comparable period of 2001 had interest expense of $1,822,036, of which $1,707,553 was interest on deposits, and $114,483 was expense on other short-term borrowings.

         Non-Interest Income
                  Non-interest income for the three months ended June 30, 2002 and 2001, respectively, was $220,419 and $89,957, an increase of $130,462 or 145%. Non-interest income for the second quarter of 2002 includes a gain of $67,370 from the sale of investment securities. Excluding this securities transaction, non-interest income would have been $153,049 for the second quarter of 2002. Service charges on deposit accounts comprised the largest part of non-interest income for both time periods, totaling $136,478 during the second quarter of 2002, and $68,472 for the same period of 2001.

                  Non-interest income for the six months ended June 30, 2002 and 2001, respectively, was $332,868 and $166,673, an increase of $166,195 or 100%. Excluding the $67,370 gain from the sale of investment securities mentioned previously, non-interest income for the first six months of 2002 would have been $265,498. Service charges on deposit accounts comprised the largest part of non-interest income for both six-month time periods, totaling $229,074 and $124,400 for 2002 and 2001, respectively.

         Non-Interest Expense
                  Non-interest expense was $732,059 in the second quarter of 2002, up from $634,618 in the same quarter of 2001, an increase of $97,441 or 15.4%. The majority of the increase is in compensation and benefits expense, up $45,798, or 14.3%, from $321,379 to $367,177.

                  For the six months ended June 30, 2002 and 2001, respectively, non-interest expense was $1,463,762 and $1,276,885, an increase of $186,877 or 14.6%. The majority of the increase for the six months was in compensation and benefits expense, which increased $70,320, or 10.7%, from $656,742 in 2001 to $727,062 in 2002.

         Income Taxes
                  Income tax expense has been calculated based on the Company's expected annual rate for 2002. During the second quarter of 2002, income tax expense totaled $108,500, compared to a credit of $3,000 for the same period of 2001. For the six months ended June 30, 2002, income tax expense was $177,010, compared to a credit of $6,000 for the same period of 2001. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Prior to the fourth quarter of 2001, a valuation allowance had been established, as required by GAAP, to reduce the Company's deferred tax assets, as it was more likely than not that the deferred tax asset would not be realized. During the fourth quarter of 2001, in accordance with SFAS 109, the Company recorded a deferred tax asset totaling $350,000, as is became more likely than not that the Company would be profitable in the future, eliminating the need to reduce the deferred tax asset by a valuation allowance.

         Balance Sheet Review

         Overview
                  Total assets at June 30, 2002 were $105,685,701, up from $104,819,716 at December 31, 2001, and up from $89,323,062 a year ago.
         Average total assets for the second quarter of 2002 were $103,646,672, up $22,255,323 from the second quarter of 2001 average of $81,391,349.

         Loans
                  At June 30, 2002 loans (excluding mortgage loans held for sale) totaled $88,804,650, compared with $84,720,349 at December 31, 2001 and $71,151,949 a year ago.

         Asset Quality
                  The allowance for loan losses was $1,289,321 at June 30, 2002, an increase of $93,397, or 8% over the December 31, 2001 level of $1,195,924. The allowance represents 1.45% of period-end loans, up from 1.41% of loans as of December 31, 2001.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $409,795 at June 30, 2002, compared to $348,282 at December 31, 2001 and $142,000 at June 30, 2001.
         Included in the non-performing loan total at June 30, 2002 are three loans, totaling $406,000, that are secured by residential real estate. One, for $115,000, was past due 90 days and still accruing interest at quarter end, another, for $211,000, was placed on non-accrual status during the fourth quarter of 2001, and the third, for $80,000, was placed on non-accrual status during the third quarter of 2000. At year-end 2001, the Bank had a loan on non-accrual status secured by a residential building lot, that was sold during the first quarter of 2002. Non-performing loans at December 31, 2001 also included a commercial loan still accruing but past due 90 days or more that was paid in full during the first quarter of 2002. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $501,258 at the end of the second quarter of 2002, comprised of the above mentioned non-performing loans and foreclosed real estate of $91,463. The Bank had non-performing assets of $669,745 at December 31, 2001, comprised of $348,282 of non-performing loans, and $321,463 of non-performing assets.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Company Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision expense for loan losses totaled $70,000 for the three months ended June 30, 2002, and $100,000 for the six months ended June 30, 2002.

         Securities Available for Sale
                  Securities (all classified as available for sale) increased from $10,200,866 at December 31, 2001 to $11,392,497 at June 30, 2002.
         At June 30, 2001 securities totaled $7,236,598.

         Deposits and Borrowed Funds
                  Total deposits averaged $86,913,937 in the second quarter of 2002, an increase of $17,315,722 from the comparable 2001 quarterly average of $69,598,215. As of June 30, 2002, total deposits were $88,467,670, and included $81,462,656 of interest bearing deposits. This compares to total deposits of $87,890,828 at December 31, 2001, which included $79,340,579 of interest bearing deposits. Total deposits at June 30, 2001 were $77,677,754, and included interest bearing deposits of $72,201,018.
                  The Bank had $5,122,727 of deposits secured by securities sold under agreements to repurchase on June 30, 2002. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,637,623 during the second quarter of 2002.


         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for bank holding companies. The table below sets forth the Company's capital ratios as of June 30, 2002, December 31, 2001 and June 30, 2001; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:



                                             June 30,      December 31,    June 30,
                                              2002          2001             2001
                                             -----          ----             ----

         Tier 1 risk based ...........        8.27%         8.20%            9.08%
              Regulatory minimum .....        4.00          4.00             4.00
              Well-capitalized minimum        6.00          6.00             6.00
         Total risk based ............       9.52%          9.40%           10.33%
              Regulatory minimum .....        8.00          8.00             8.00
              Well-capitalized minimum       10.00         10.00            10.00
         Leverage ....................        7.04%         7.30%            7.35%
              Regulatory minimum .....        4.00          4.00             4.00
              Well-capitalized minimum        5.00          5.00             5.00

                  The increase in the risk based capital levels from December 31, 2001, to June 30, 2002, is due to the faster rate of growth of total equity, from earnings, compared to the rate of growth rate of adjusted risk-weighted assets, during the second quarter of 2002. The leverage ratio decreased from the end of December 2001 to the end of June 2002 due to the faster rate of growth in the quarterly average of total assets, compared to the rate of growth of total equity, during the second quarter of 2002.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati. The Company anticipates the need to raise additional funds to inject as capital into the Bank within the next twelve months, due primarily to the projected growth of the Bank's assets. Property and equipment needed for the operation of the Bank have been purchased. Additional significant purchases of plant and equipment as the Bank intends to expand through additional branches. The Company and the Bank are currently fully staffed, and any additional significant changes in the number of employees would be primarily to staff additional Bank branches.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the second quarter of 2002, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the second quarter of 2001.



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

         Item 4. Submission of Matters to a Vote of Security Holders
                 The Annual Meeting of Shareholders of the Company was held on April 16, 2002. The following directors were elected to three year terms, ending in 2005, with the vote totals as shown:
                                 Votes for     Votes withheld

         Barry D. Bray            592,945           0
         Sarah Glen Grise         592,945           0
         John T. Perkins          592,945           0
         The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

         Name                                        Term Expires In
         ----                                        ---------------
         Jerry E. Baker                                       2003
         Mary D. Cohron                                       2003
         Floyd H. Ellis                                       2003
         Billy J. Bell                                        2004
         James H. Lucas                                       2004
         Joe B. Natcher, Jr.                                  2004


         Sarah Glen Grise became a substitute nominee after the untimely death of Tommy W. Cole, which occurred prior to the Annual Meeting.

         The shareholders cast 568,165 votes to ratify the appointment of BKD, LLP as the Company's independent accountants for 2002. 24,780 votes were cast against this proposal and no votes were withheld.

         There were no broker nonvotes on any of the items voted on at the Annual Meeting.

         Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K
                (a) Exhibits
                     The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

                (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    August 14, 2002                             /s/ Mary D. Cohron
                                                     ------------------
                                                         Mary D. Cohron
                                           President and Chief Executive Officer
                                                 (Principal Executive Officer)



         August 14, 2002                            /s/ Bill D. Wright
                                                     ------------------
                                                        Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBITS

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 99.1  Certification of Chief Executive Officer and Chief
              Financial Officer pursuant to 18 U.S.C. Section 1350.



CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350.

In connection with the Quarterly Report on Form 10-QSB of Citizens First Corporation (the "Company") for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Mary D. Cohron, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/Mary D. Cohron
        Mary D. Cohron
        Chief Executive Officer



Date:  August 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-QSB of Citizens First Corporation (the "Company") for the quarterly period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Bill Wright, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company


By:  /s/ Bill D. Wright
         Bill D. Wright
         Chief Financial Officer


Date: August 14, 2002