Form 10QSB
period 2002-09-30
CITIZENS FIRST CORP
filed 2002-11-15
CIK 1073475

                             U.S. SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC 20549

                                            Form 10-QSB

  X      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
----
         For the quarterly period ended September 30, 2002

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
requirements for the past 90 days.    Yes  X         No  ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                Outstanding at November 14, 2002
         -----                               ---------------------------------

Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                                      ---

                                   CITIZENS FIRST CORPORATION

                                       TABLE OF CONTENTS
                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      3-9

         ITEM 2. Management's Discussion and Analysis of                                                               Financial
         Condition and Results of Operations                              10-14

         ITEM 4. Conditions and Procedures                                   15

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                            16

         Signatures                                                          17

         Certifications                                                   18-19

         Exhibits                                                         20-21

                  Part I - Financial Information

Item 1. Financial Statements

Citizens First Corporation
Consolidated Condensed Balance Sheets
                                                                          (Unaudited)
                                                                           September 30, 2002         December 31, 2001
                                                                           ------------------         -----------------
Assets
 Cash and due from banks                                                           $3,364,753                $3,926,769
 Federal funds sold                                                                         -                 2,600,000
                                                                  ----------------------------  ------------------------
     Cash and cash equivalents                                                      3,364,753                 6,526,769

Securities available for sale (amortized cost of $13,068,493 as of SEPTEMBER 30, 2002; $10,035,262 AS OF DECEMBER 31, 2001)
                                                                                   13,238,425                10,200,866
Federal Home Loan Bank (FHLB) Stock                                                   302,900                   248,500
Mortgage loans held for sale                                                          415,000                 1,578,159

 Loans                                                                             91,367,416                84,720,349
 Less allowance for loan losses                                                     1,278,706                 1,195,924
                                                                  ----------------------------  ------------------------
    Net loans                                                                      90,088,710                83,524,425
 Premises and equipment, net                                                        1,685,311                 1,393,603
 Interest receivable                                                                  545,440                   522,415
 Other real estate owned                                                              241,463                   321,463
 Deferred income taxes                                                                332,223                   390,000
 Other assets                                                                         107,530                   113,516
                                                                  ----------------------------  ------------------------
    Total assets                                                                 $110,321,755              $104,819,716
                                                                  ============================  ========================
Liabilities and Stockholders' Equity
 Deposits:
   Demand deposits                                                                 $9,582,038                $8,550,249
   Savings, NOW and money market deposits                                          23,643,586                20,993,045
   Time deposits                                                                   54,954,706                58,347,534
                                                                  ----------------------------  ------------------------
     Total deposits                                                                88,180,330                87,890,828

 Federal Funds Purchased                                                            3,167,414                         -
 Securities sold under agreements to repurchase                                     3,364,383                 3,411,736
 Federal Home Loan Bank (FHLB) borrowings                                           6,000,000                 4,924,000
 Long-term debt                                                                       875,000                   875,000
 Deferred income taxes                                                                      -                    56,305
 Accrued interest and other liabilities                                             1,108,771                   595,471
                                                                  ----------------------------  ------------------------
    Total liabilities                                                             102,695,898                97,753,340

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 643,053 shares, respectively                    7,357,477                 7,357,477
   Retained earnings (deficit)                                                        156,225                 (400,400)
   Accumulated other comprehensive income                                             112,155                   109,299
                                                                  ----------------------------  ------------------------
     Total stockholders' equity                                                     7,625,857                 7,066,376
                                                                  ----------------------------  ------------------------
       Total liabilities
       and stockholders' equity                                                 $110,321,755              $104,819,716
                                                                  ============================  ========================

 See accompanying notes to consolidated condensed  financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Income
 (Unaudited)

 FOR THE THREE MONTHS ENDED SEPTEMBER 30:                                             2002             2001
                                                                                      -----            ----

 Interest income
   Loans, including fees                                                         $1,468,154       $1,520,135
   Federal funds sold                                                                 2,551            8,892
   Securities available for sale                                                    142,058          124,698
   Other                                                                              3,223            2,839
                                                                        -------------------------------------
   Total interest income                                                          1,615,986        1,656,564

 Interest expense
   Deposits                                                                         620,314          808,349
   Other short-term borrowings                                                       59,872           60,720
                                                                        -------------------------------------
   Total interest expense                                                           680,186          869,069
                                                                        -------------------------------------

 Net interest income                                                                935,800          787,495
   Provision for loan losses                                                         60,000           87,000
                                                                        -------------------------------------

 Net interest income after
   provision for loan losses                                                        875,800          700,495
                                                                        -------------------------------------
     Non-interest income
   Service charges on deposit accounts                                              159,086           73,444
   Income from the sale of loans                                                      9,973           12,104
   Gains on sales of securities available for sale, net                              41,084                -
   Other                                                                             13,283            9,895
                                                                        -------------------------------------
   Total non-interest income                                                        223,426           95,443

 Non-interest expenses
   Compensation and benefits                                                        371,119          343,960
   Net occupancy expense                                                             46,583           45,411
   Furniture and equipment expense                                                   58,119           68,391
   Professional fees                                                                 25,629           32,421
   Postage, printing and supplies                                                    19,492           13,656
   Bank franchise and license tax                                                    39,000           24,000
   Processing fees                                                                   56,986           50,044
   Advertising                                                                       34,298           27,230
   Other                                                                            117,761           91,068
                                                                        -------------------------------------
   Total non-interest expenses                                                      768,987          696,181
                                                                        -------------------------------------
 Income before income taxes                                                         330,239           99,757
 Income tax expense (benefit)                                                       112,500          (3,000)
                                                                        -------------------------------------
 Net income                                                                        $217,739         $102,757
                                                                        =====================================
 Diluted earnings per share                                                           $0.34            $0.16
 Basic earnings per share                                                             $0.34            $0.16
 See accompanying notes to consolidated condensed financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Income
 (Unaudited)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                              2002             2001
                                                                                      -----            ----

 Interest income
   Loans, including fees                                                         $4,342,899       $4,433,775
   Federal funds sold                                                                17,586           29,633
   Securities available for sale                                                    421,730          367,622
   Other                                                                             10,168            9,142
                                                                        -------------------------------------
   Total interest income                                                          4,792,383        4,840,172

 Interest expense
   Deposits                                                                       1,905,618        2,515,902
   Other short-term borrowings                                                      204,177          175,203
                                                                        -------------------------------------
   Total interest expense                                                         2,109,795        2,691,105
                                                                        -------------------------------------
 Net interest income                                                              2,682,588        2,149,067
   Provision for loan losses                                                        160,000          399,000
                                                                        -------------------------------------
 Net interest income after
   provision for loan losses                                                      2,522,588        1,750,067
                                                                        -------------------------------------

 Non-interest income
   Service charges on deposit accounts                                              388,160          197,844
   Income from the sale of loans                                                     20,810           34,758
   Gains on sales of securities available for sale, net                             108,454                -
   Other                                                                             38,870           29,514
                                                                        -------------------------------------
   Total non-interest income                                                        556,294          262,116

 Non-interest expenses
   Compensation and benefits                                                      1,098,181        1,000,702
   Net occupancy expense                                                            134,949          133,042
   Furniture and equipment expense                                                  180,570          194,128
   Professional fees                                                                 69,972           82,556
   Postage, printing and supplies                                                    50,212           39,589
   Bank franchise and license tax                                                   117,808           54,588
   Processing fees                                                                  164,977          140,417
   Advertising                                                                      104,137           89,315
   Other                                                                            311,941          238,729
                                                                        -------------------------------------
   Total non-interest expenses                                                    2,232,747        1,973,066
                                                                        -------------------------------------
 Income (loss) before income taxes                                                 $846,135          $39,117
 Income tax expense (benefit)                                                       289,510          (9,000)
                                                                        -------------------------------------
 Net income (loss)                                                                 $556,625          $48,117
                                                                        =====================================

 Diluted earnings (loss) per share                                                    $0.87            $0.08
 Basic earnings (loss) per share                                                      $0.87            $0.08

 See accompanying notes to consolidated condensed financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Changes in Stockholders' Equity
 (Unaudited)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                     2002                        2001
                                                                             ----                        ----

 Balance January 1                                                          $7,066,376                $6,672,226
   Net income                                                                  556,625                    48,117
   Other comprehensive income, net of tax                                        2,856                    78,358
                                                                   -------------------------  ---------------------------
 Balance at end of period                                                   $7,625,857                $6,798,701
                                                                   =========================  ===========================

 See accompanying notes to consolidated condensed financial statements.

Citizens First Corporation
Consolidated Condensed Statements of Comprehensive Income
 (Unaudited)

 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                        2002                       2001
                                                                                ----                       ----

   Net income                                                                   $556,625                $48,117
   Other comprehensive income, net of tax:
   Unrealized appreciation on available for sale
   Securities, net of income taxes of $1,471 and
   $40,366, arising during the period, respectively                                2,856                 78,358

                                                                        ----------------------   --------------------------
   Comprehensive income                                                        $ 559,481               $126,475
                                                                        ======================   ==========================
 See accompanying notes to consolidated condensed financial statements.

 Citizens First Corporation
Consolidated Condensed Statements of Cash Flows
 (Unaudited)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                                   2002                     2001
                                                                                           ----                     ----

 Cash flows from operating activities:
 Net  income                                                                           $556,625                  $48,117
 Items not requiring (providing) cash:
   Provision for loan losses                                                            160,000                  399,000
   Amortization of premiums and discounts                                               195,232                  149,903
   Gain on sale of securities                                                         (108,454)                        -
   FHLB stock dividend received                                                         (8,600)                   (6,900)
Loss on sale of other real estate owned                                                       -                   10,002
   Accrued interest receivable                                                         (23,025)                 (17,019)
   Mortgage loans held for sale                                                       1,163,159                 (382,139)
   Prepaid expenses and other                                                            57,571                 (345,009)
   Accrued expenses and other liabilities                                               455,521                   46,804
                                                                       -------------------------      -------------------
   Net cash provided by operating  activities                                         2,448,329                  (97,241)

 Cash flows from investing activities:
 Proceeds from sales of securities available for sale                                 1,868,094                  100,000
 Proceeds from maturities of securities available for sale                            2,654,637               13,985,781
 Purchase of securities available for sale                                           (7,457,350)             (14,323,463)
 Net originations of loans                                                           (6,724,285)             (16,488,638)
Proceeds from the sale of other real estate owned                                             -                  161,998
 Purchases of premises and equipment                                                   (437,006)                (116,201)
                                                                       -------------------------      -------------------
   Net cash  used in investing activities                                           (10,095,910)             (16,680,523)
 Cash flows from financing activities:
 Net increase in deposits                                                              289,503                15,620,155
 Net decrease in other borrowings                                                     4,196,602                  600,000
 Net (decrease) in repurchase agreements                                                      -                  199,222
                                                                       -------------------------      -------------------
   Net cash provided by financing activities                                          4,486,104               16,419,377
                                                                       -------------------------      -------------------

 Net decrease in cash and cash equivalents                                           $3,162,016                  358,387
 Cash and cash equivalents at beginning of period                                     6,526,769                4,239,577
                                                                       -------------------------      -------------------
 Cash and cash equivalents at end of period                                          $3,364,753               $3,881,190
                                                                       =========================      ===================

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
                 Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been
         condensed  or  omitted.   These  consolidated   condensed  financial  statements  should  be  read  in  conjunction  with  the consolidated  financial  statements and notes thereto  included in the Company's Form 10-KSB annual report for 2001 filed with the Securities and Exchange Commission.
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
              In the opinion of management,  all adjustments  considered  necessary for a fair  presentation have been reflected in the accompanying  unaudited  financial  statements.  Results of interim  periods are not  necessarily  indicative of results to be expected for the full year.  Those  adjustments  consist only of normal  recurring  adjustments.  The  condensed  consolidated balance  sheet of the Company as of December 31, 2001,  has been derived from the audited  consolidated  balance  sheet of the
         Company as of that date.

         (2) Reclassifications
              Certain  reclassifications  have been made to the 2001 financial  statements to conform to the 2002  financial  statement presentation. These reclassifications had no effect on net earnings.

         (3) Critical Accounting Policies

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
                  The Bank offers credit cards (through  correspondent  banking services) including  MasterCard(TM)and Visa(TM)as well as a personal  checking  account  related line of credit.  The line of credit is available for both protection  against  unexpected overdrafts  and also for the  convenience  of having a  pre-arranged  loan that can be activated  simply by a check drawn on a personal  checking  account.  Other services offered include,  but are not limited to, safe deposit boxes,  letters of credit, travelers  checks,  direct  deposit of payroll,  social  security and dividend  payments  and  automatic  payment of insurance premiums and mortgage  loans.  The Bank does not have a proprietary  automated  teller machine but  participates in a national
         ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
                  The Bank operates in two  locations.  The main office is located at 1805 Campbell  Lane,  and the only branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue.

         Results of Operations
                  For the three months ended  September  30, 2002,  the Company  reported net income of $217,739,  or $0.34 per diluted share,  compared to net income of $102,757,  or $0.16 per diluted  share,  for the same period ended  September 30, 2001.  Net income for the second quarter of 2002 includes a gain of $41,084 from the sale of investment  securities.  Excluding this gain of $41,084 from the sale of investment  securities and the related tax effect,  net income for the third quarter of 2002 would have been $190,624, or $0.30 per diluted share.

                  For the nine months ended  September  30,  2002,  the Company  reported net income of $556,625,  or $0.87 per diluted share,  compared to net income of $48,117,  or $0.08 per diluted  share,  for the same period ended  September  30,  2001,  an increase of $508,508.  Net income for the nine months of 2002 include gains of $67,370  during the second  quarter and $41,084 during the third  quarter,  from the sale of  investment  securities.  Excluding  this gain of $108,454  gain from the sale of investment  securities and the related tax effect,  net income for the first nine months of 2002 would have been $485,046,  or
         $0.75 per diluted share.

         Net Interest Income
                  Net interest  income was $935,800 in the third quarter of 2002,  compared with $787,495 in the  comparable  period in
         2001.  Third  quarter  2002  interest  income of  $1,615,986,  a decrease of $(40,578) or (2.5)% over the same period in 2001, includes  $1,468,154 income on loans,  $142,058 income on investment  securities,  and $5,774 income on federal funds sold and other  interest-bearing  accounts.  Interest  income of $1,656,564  during the third  quarter of 2001  included  $1,520,135 of
         income  on  loans,  $124,698  income  on  investment  securities,   and  $11,731  income  on  federal  funds  sold  and  other interest-bearing  accounts.  Interest  expense of $680,186 for the third  quarter of 2002,  down $188,883 from the same period in 2001,  consists of interest on deposits of $620,314,  and on other  short-term  borrowings  of $59,872.  Third quarter 2001 interest expense of $869,069  consisted of interest on deposits of $808,349,  and interest on other  short-term  borrowings of
         $60,720.  The  growth of the  balance  sheet,  particularly  loans and  deposits,  from the third  quarter of 2001 to the same period in 2002, coupled with the drop in the cost of  interest-bearing  liabilities,  offset by the drop in yields on interest earning  assets,  contributed  to the  increase  in net  interest  income.  The  drop in  both  the  cost of  interest-bearing liabilities and the yield on  interest-earning  assets in the third quarter of 2002,  compared to the same period in 2001, was primarily due to the reduction of short-term  interest rates by the Federal  Reserve Bank during 2001 of 475 basis points over eleven rate  reductions.  In the short term,  especially  three months or less,  the Bank is asset  sensitive,  meaning assets reprice  faster to  changes in  short-term  rates than do  liabilities.  In a falling  short-term  rate  environment,  such as occurred during the third quarter of 2001, more of the Bank's interest earning assets,  primarily  loans,  reprice down faster than do the liabilities, specifically certificates of deposit, that provide the funding for the assets.
                  Net interest  income was  $2,682,588  for the nine months ended  September 30, 2002, an increase of $533,521 over the total of $2,149,067  for the same period of 2001.  Interest  income of  $4,792,383  for the first nine months of 2002 included
         $4,342,899  income on loans,  $421,730  income on investment  securities,  and $27,754  income on federal funds sold and other interest-bearing  deposits.  Total  interest  income of $4,840,172  for the first nine months of 2001  consisted of $4,433,775
         income  on  loans,  $367,622  income  on  investment  securities,   and  $38,775  income  on  federal  funds  sold  and  other interest-bearing  deposits.  Interest expense for the first nine months of 2002 totaled  $2,109,795,  and included  $1,905,618 interest on  deposits,  and  $204,177  expense on other  short-term  borrowings.  The  comparable  period of 2001 had interest expense of $2,691,105, of which $2,515,902 was interest on deposits, and $175,203 was expense on other short-term borrowings.

         Non-Interest Income
                  Non-interest income for the three months ended September 30, 2002 and 2001,  respectively,  was $223,426 and $95,443, an increase of $127,983 or 134%.  Income from service charge on deposit accounts  increased  $85,642,  from $73,444 during the third  quarter of 2001 to  $159,086  for the third  quarter of 2002.  The  increase  is  primarily  attributable  to growth in accounts subject to service charges,  and to the recent  introduction of a new product that allows  pre-approved  customers to access additional funds, as needed,  for a fee.  Non-interest  income for the third quarter of 2002 includes a gain of $41,084 from the sale of investment securities.  Excluding this securities  transaction,  non-interest income would have been $182,342 for the third quarter of 2002.  Service  charges on deposit  accounts  comprised the largest part of  non-interest  income for both time periods, totaling $159,086 during the third quarter of 2002, and $73,444 for the same period of 2001.

                  Non-interest income for the nine months ended September 30, 2002 and 2001,  respectively,  was $556,294 and $262,116, an increase of $294,178 or  112%.Income  from service  charge on deposit  accounts  increased  $190,316  from $197,844 for the first nine months of 2001 to $388,160  for the first nine fonths of 2002.  The increase is  primarily  attributable  to growth in accounts subject to service charges,  and to the recent  introduction of a new product that allows  pre-approved  customers to access  additional  funds,  as  needed,  for a fee  Excluding  the  $108,454  gain from the sale of  investment  securities mentioned  previously,  non-interest income for the first nine months of 2002 would have been $447,840,  a gain of $185,724 or
         71% over the same period of 2001.  Service charges on deposit accounts  comprised the largest part of non-interest  income for both nine-month time periods, totaling $388,160 and $197,844 for 2002 and 2001, respectively.

         Non-Interest Expense
                  Non-interest  expense was $768,987 in the third  quarter of 2002,  up from  $696,181 in the same quarter of 2001,  an increase of $72,806 or 10.5%.  The largest  increase is in  compensation  and  benefits  expense,  up $27,159,  or 7.9%,  from
         $343,960 to $371,119.

                  For the nine months  ended  September  30, 2002 and 2001,  respectively,  non-interest  expense  was  $2,232,747  and
         $1,973,066,  an increase of $259,681 or 13.2%.  The largest  increase  for the nine months was in  compensation  and  benefits expense, which increased $97,479, or 9.7%, from $1,000,702 in 2001 to $1,098,181 in 2002.

         Income Taxes
                  Income tax  expense has been  calculated  based on the  Company's  expected  annual  rate for 2002.  During the third quarter of 2002,  income tax expense  totaled  $112,500,  compared to a credit of $3,000 for the same period of 2001.  For the nine months ended September 30, 2002,  income tax expense was $289,510,  compared to a credit of $9,000 for the same period of
         2001.  Deferred tax liabilities and assets are recognized for the tax effects of differences  between the financial  statement and tax bases of assets and liabilities.  Prior to the fourth quarter of 2001, a valuation allowance had been established,  as required by GAAP,  to reduce the  Company's  deferred  tax assets,  as it was more likely than not that the deferred tax asset would not be realized.  During the fourth  quarter of 2001, in accordance  with SFAS 109, the Company  recorded a deferred tax asset  totaling  $350,000,  as is became more likely than not that the Company would be profitable in the future,  eliminating the need to reduce the deferred tax asset by a valuation allowance.

         Balance Sheet Review

         Overview
                  Total  assets at September  30, 2002 were  $110,321,755,  up from  $104,819,716  at December  31,  2001,  and up from
         $90,705,493 a year ago.  Average total assets for the third quarter of 2002 were  $106,145,841,  up $16,840,596 from the third quarter of 2001 average of $89,305,245.

         Loans
                  At September 30, 2002 loans (excluding mortgage loans held for sale) totaled  $91,367,416,  compared with $84,720,349 at December 31, 2001 and $77,269,701 a year ago.

         Asset Quality
                  The  allowance  for loan losses was  $1,278,706  at  September  30,  2002,  an increase of $82,782,  or 6.9% over the
         December 31, 2001 level of $1,195,924.  The allowance  represents 1.40% of period-end  loans,  compared to 1.41% of period-end loans at December 31, 2001.
                  Non-performing  loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had  non-performing  loans totaling $123,000 at September 30, 2002,  compared to $348,282 at December 31, 2001 and $95,000 at September  30, 2001.  Included in the  non-performing  loan total at September  30, 2002 is one loan,  totaling
         $115,000,  secured by  residential  real estate,  that was placed on  non-accrual  status during the third quarter of 2002. At year-end  2001,  the Bank had a loan on  non-accrual  status  secured by a residential  building lot, that was sold during the first  quarter of 2002.  Non-performing  loans at December 31, 2001 also  included a commercial  loan still  accruing but past due 90 days or more that was paid in full during the first quarter of 2002.  Management  classifies  commercial and commercial real estate  loans as  non-accrual  when  principal  or  interest  is past due 90 days or more and the loan is not  adequately collateralized  and is in the process of  collection,  or when,  in the opinion of  management,  principal  or interest is not likely  to be paid in  accordance  with the  terms of the  obligation.  Consumer  loans  are  charged  off  after  120 days of delinquency  unless  adequately  secured and in the process of collection.  Non-accrual loans are not reclassified as accruing until  principal  and  interest  payments  are brought  current  and future  payments  appear  reasonably  certain.  Loans are categorized as restructured if the original  interest rate,  repayment  terms, or both were  restructured due to deterioration in the financial condition of the borrower.  However,  restructured loans that demonstrate  performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing  assets are defined as non-performing  loans,  foreclosed real estate, and other foreclosed  property.
         The Bank had  non-performing  assets of $364,463 at the end of the third  quarter of 2002,  comprised  of the above  mentioned non-performing  loans and foreclosed real estate of $241,463.  The Bank had non-performing  assets of $669,745 at December 31,
         2001, comprised of $348,282 of non-performing loans, and $321,463 of non-performing assets.
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
                  The provision  expense for loan losses  totaled  $60,000 for the three months ended  September 30, 2002, and $160,000 for the nine months ended September 30, 2002.

         Securities Available for Sale
                  Securities (all  classified as available for sale) increased from  $10,200,866 at December 31, 2001 to $13,238,425 at
         September 30, 2002.  At September 30, 2001 securities totaled $7,428,755.

         Deposits and Borrowed Funds
                  Total deposits  averaged  $87,916,342  in the third quarter of 2002, an increase of  $17,384,145  from the comparable
         2001 quarterly  average of $70,532,197.  As of September 30, 2002, total deposits were $88,180,330,  and included  $78,598,292 of interest  bearing  deposits.  This  compares  to total  deposits  of  $87,890,828  at December  31,  2001,  which  included
         $79,340,579  of interest  bearing  deposits.  Total  deposits at September 30, 2001 were  $78,136,267,  and included  interest bearing deposits of $71,638,432.
                  The Bank had  $3,364,383  of deposits  secured by  securities  sold under  agreements  to repurchase on September 30,
         2002. These  obligations,  which mature in one business day, are swept daily from customers'  demand deposit  accounts.  These balances averaged $5,119,542 during the third quarter of 2002.

         Capital Resources and Liquidity
                  The Board of Governors of the Federal  Reserve System has adopted risk based capital and leverage ratio  requirements for bank holding  companies.  The table below sets forth the Company's  capital ratios as of September 30, 2002,  December 31,
         2001 and  September  30,  2001;  the  regulatory  minimum  capital  ratios;  and the  regulatory  minimum  capital  ratios for well-capitalized companies:

                                           September 30,            December 31,               September  30,
                                               2002                      2001                      2001
                                              -----                      ----                      ----

         Tier 1 risk based ...........        8.19%                      8.20%                     8.66%
              Regulatory minimum .....        4.00                       4.00                      4.00
              Well-capitalized minimum        6.00                       6.00                      6.00

         Total risk based ............        9.44%                      9.40%                     9.91%
              Regulatory minimum .....        8.00                       8.00                      8.00
              Well-capitalized minimum       10.00                      10.00                     10.00
         Leverage ....................        7.25%                      7.30%                     7.36%
              Regulatory minimum .....        4.00                       4.00                      4.00
              Well-capitalized minimum        5.00                       5.00                      5.00

                  Both risk based  capital  ratios have changed  little from  December 21, 2001 to September  30, 2002,  as the rate of growth of both total  equity and  risk-weighted  assets has been  comparable  since  December 31,  2001.  The  leverage  ratio decreased  from the end of  December  2001 to the end of  September  2002 due to the  faster  rate of growth in the  quarterly average of total assets, compared to the rate of growth of total equity, during the third quarter of 2002.
                  The Company's  primary cash  requirements  are expected to be met by the anticipated  growth of customers'  deposits.
         The  Bank  has  also  established  federal  funds  guidelines  with  correspondent   banks,  giving  it  short-term  borrowing
         availability,  and has established a program  allowing it to sell investment  securities under an agreement to repurchase at a later date. In addition,  the Bank has borrowing  capabilities  through the Federal Home Loan Bank of Cincinnati.  The Company
         anticipates  the need to raise  additional  funds to inject as  capital  into the Bank  within  the next  twelve  months,  due primarily to the  projected  growth of the Bank's  assets.  Property and  equipment  needed for the operation of the Bank have been  purchased.  Additional  significant  purchases of plant and equipment are possible as the Bank intends to expand through additional  branches.  The Company and the Bank are currently  fully staffed,  and any additional  significant  changes in the number of employees would be primarily to staff additional Bank branches.
                  Liquidity is the measure of the Bank's ability to fund customer's  needs for borrowings and deposit  withdrawals.  In the third  quarter  of 2002,  the  Company's  principal  source  of funds has been the  acquisition  of  customers'  deposits, repayment of loans, and other funds from bank operations, as was the case for the third quarter of 2001.

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

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing this quarterly report on Form 10-QSB, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

         Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K
                (a) Exhibits
                              The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

                (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES
----------

         In accordance with the  requirements of the Exchange Act, the registrant  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     CITIZENS FIRST CORPORATION

Date:    November 14, 2002                  /s/ Mary D. Cohron
                                            ------------------

                                            President and Chief Executive Officer
                                               (Principal Executive Officer)

          November 14, 2002                          /s/ Bill D. Wright
                                                     ------------------
                                                     Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                             CERTIFICATION

I, Mary D. Cohron, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of Citizens First Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

                             By:  /s/ Mary D. Cohron
                             --------------------------------------
                                    Mary D. Cohron
                            Chairman of the Board and Chief Executive Officer

                                                             CERTIFICATION

I, Bill D.Wright, certify that:

     1.  I have reviewed this quarterly report on Form 10-QSB of Citizens First Corporation;

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.       The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

                             By:  /s/ Bill D. Wright
                             --------------------------------------
                                    Bill D.Wright
                           Executive Vice President and Chief Financial Officer

EXHIBITS

99.1     Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

Exhibit 99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-QSB of Citizens First Corporation (the "Company") for the quarterly period ended
September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Mary D. Cohron, Chief
Executive Officer of the Company, certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of
2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

By:  /s/Mary D. Cohron
            Mary D. Cohron
            Chief Executive Officer

Date:  November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report on Form 10-QSB of Citizens First Corporation (the "Company") for the quarterly period ended
September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Bill Wright, Chief
Financial Officer of the Company, certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of
2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

By:  /s/ Bill D. Wright
             Bill D. Wright
             Chief Financial Officer

Date: November 14, 2002