Form 10KSB
period 2002-12-31
CITIZENS FIRST CORP
filed 2003-03-17
CIK 1073475

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2002

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
__ No _X_

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year:  $7,169,036

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2003: $8,001,689.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                    OUTSTANDING AT MARCH 15, 2003
         -----                                    ------------------------------
Common Stock, no par value                                    643,053

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the Annual Meeting of Shareholders to be held April 17, 2003 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION




                               TABLE OF CONTENTS




                                     PART I

ITEM                                                                        PAGE

1.   Description of Business.................................................2-3

2.   Description of Property...................................................3

3.   Legal Proceedings.........................................................3

4.   Submission of Matters to a Vote of Security Holders.......................3

                                    PART II

5.   Market for the Common Equity and Related Stockholder Matters..............4

6.   Management's Discussion and Analysis or Plan of Operation..............4-21

7.   Financial Statements..................................................22-47

8.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.....................................................48

                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
     with Section 16(a) of the Exchange Act...................................49

10.  Executive Compensation...................................................49

11.  Security Ownership of Certain Beneficial Owners and Management...........49

12.  Certain Relationships and Related
     Transactions.............................................................49

                                     PART IV

13.  Exhibits, Lists and Reports on Form 8-K...............................50-51

14.  Controls and Procedures..................................................52

Signatures.................................................................53-56

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Citizens First Corporation ("the Company") was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market. As of December 31, 2002, the Company and Bank employed forty-one employees (thirty-four full-time equivalent employees).

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

In January 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc., for $400,000 plus a deferred purchase price based on Commonwealth's and Southern's future earnings over the next five years. The deferred purchase price is payable in cash and shares of the Company's common stock. Commonwealth Mortgage originates 1-4 family residential mortgages for sale to the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts.

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 4.4% is lower than the national unemployment rate of approximately 6.0%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 14 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

On December 31, 2002, the Company had total consolidated assets of $128,443,129, total loans of $95,959,056, total deposits of $105,893,333 and shareholders' equity of $7,838,252.

ITEM 2. DESCRIPTION OF PROPERTY
The main banking office of the Bank, which also serves as the principal office of the Company, is located at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank owns the main office property, which was renovated by the Company prior to formation of the Bank. The Bank also leases property in Bowling Green, which is used as a branch office, located at 901 Lehman Avenue. The lease of this facility provides for an initial term of 1 year beginning on March 1, 1999 with options to extend the lease for two (2) additional two (2) year terms which the Bank has exercised. During the current term of the lease, base rent is payable in equal monthly installments of $2,379 in advance. The Bank purchased land, located at 2451 Fitzgerald-Industrial Drive in Bowling Green, during the third quarter of 2002 to construct a branch facility upon. The cost of the land totaled $301,364. The branch facility subsequently opened in late February 2003. Total costs of the branch facility, excluding the cost of the land, are approximately $550,000, including building and equipment. In January 2003, in connection with the Bank's acquisition of Commonwealth Mortgage, the Bank purchased the .2 acre site, located at 1301U.S. Highway 31-W Bypass in Bowling Green, on which the main office of Commonwealth is located for a purchase price of $272,500.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
The common stock of the Company is traded in the over-the-counter market under the symbol "CZFC.OB", on an order-match agency basis, whereby buyers and sellers of the stock execute transactions on a no spread basis. Trading volume in our common stock is considered light and the stock is thinly traded. As of December 31, 2002 there were approximately 432 shareholders of record of Company common stock.

The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:
                                                  High              Low
                                                 -----             -----
     First quarter, 2001                         15.00             13.13
     Second quarter, 2001                        16.00             11.13
     Third quarter, 2001                         12.75             11.00
     Fourth quarter, 2001                        13.25             11.50
     First quarter, 2002                         14.00             13.25
     Second quarter, 2002                        14.00             12.75
     Third quarter, 2002                         14.00             14.00
     Fourth quarter, 2002                        17.25             15.00

The Company has not paid or declared dividends on its common stock since we became a holding company of the Bank. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. In addition, the Bank is the primary source of funds for the payment of dividends by the Company. The payment of dividends by the Bank is subject to regulatory restrictions as described in Note 10 of the Notes to Consolidated Financial Statements.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW OF OPERATIONS

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

The Company is a growing one bank holding company headquartered in Bowling Green, Kentucky. We provide general commercial and consumer banking services through our wholly owned bank subsidiary, Citizens First Bank, Inc. Following completion of an approximately $8 million stock offering, the Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. We opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999.

The Bank was organized as a community oriented, full service alternative to the superregional financial institutions which dominate our primary service area. Our mission is to firmly establish ourselves in our primary service area as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. We believe that our ability to compete is enhanced by our local management and our base of local shareholders and directors. We have emphasized and intend to continue emphasizing our Bowling Green and southern Kentucky roots, and we have a philosophy of giving our customers prompt and responsive personal service.

The year ended December 31, 2002 represented a year of continued growth and increased profitability for the Company. Since inception, the Company's balance sheet has steadily grown to $128,443,129 at December 31, 2002 which was sufficient to produce positive consolidated net income of $745,218 for the year. To further enhance our growth and customer service, in December 2002, the Bank agreed to acquire Commonwealth Mortgage of Bowling Green, Inc., a locally owned residential mortgage origination company, and Southern Kentucky Land Title,Inc., a title insurance agency. The acquisition was completed in January 2003.
In addition, in February 2003, the Bank opened another branch office in Bowling Green, and a loan production office in Franklin, Kentucky. We are contemplating an additional branch office in the Franklin, Kentucky area.

In February 2003, the Company filed a registration statement with the Securities and Exchange Commission for the offering and sale of up to $10 million of the Company's common stock. In addition to the repayment of debt, the proceeds of the offering will be used to strengthen the Bank's capital base and position it to continue to exceed minimum regulatory capital ratios, which will allow for future growth.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Asset Quality section of this financial review.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to reserve allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $1,300,258 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2002.


INCOME STATEMENT REVIEW

In 2002, the Company recorded net income of $745,218, or $1.16 per common share. Net income for 2002 includes gains of $67,370 during the second quarter and $41,084 during the third quarter, from the sale of investment securities. Excluding the $108,454 gain from the sale of investment securities and the related tax effect, net income for 2002 would have been $673,639, or $1.05 per common share. This compares to net income of $342,402, or $0.53 per common share, in 2001. During the fourth quarter of 2001, the Company reduced, in accordance with SFAS 109, the valuation allowance for deferred tax assets of $350,000. Due to the uncertainty of the strength of the national and regional economies, management elected to increase the provision for loan losses by an additional $175,000 during the fourth quarter of 2001. Excluding these two items and the related tax effect, net income for 2001 would have been $226,902, or $0.35 per common share.

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

For the year ended December 31, 2002, net interest income was $3,622,676, an increase of $647,253 over net interest income of $2,975,423 in 2001. The increase in 2002 resulted primarily from continued growth of loans and deposits, as the Bank continues to increase market share in its principal area of operations. The net interest margin in 2002 was 3.58%, compared to 3.67% in 2001. This drop of 9 basis points is primarily attributable to the continued repricing down in yield of interest-earning assets after the 475 basis points reduction in short-term interest rates, initiated by the Federal Open Market Committee of the Federal Reserve, throughout 2001. Because the Bank's interest-bearing liabilities generally have a longer repricing frequency than its interest-earning assets, the Bank was unable to reprice interest-bearing liabilities as quickly, in equal or greater dollar volume, as interest-earning assets that are indexed to short-term rates primarily the Prime rate.

NET INTEREST ANALYSIS SUMMARY
                                                              2002         2001
                                                              ----         ----
Average yield on interest earning assets                      6.31%        7.95%
Average rate on interest bearing liabilities                  3.07%        4.80%
Net interest-rate spread                                      3.24%        3.15%
Net interest margin                                           3.58%        3.67%

The following table sets forth for the years ended December 31, 2002 and 2001 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2002
(In Thousands)                              Average     Income/      Average
                                            Balance     Expense      Rate (%)
                                            -------     -------      -------
ASSETS
EARNING ASSETS
Federal funds sold and other ...........   $  1,952    $     30      1.53%
Securities available for sale (including
  equity securities) ...................     11,297         565      5.00%
Federal Home Loan Bank Stock ...........        268          13      4.65%
Loans (1) ..............................     87,805       5,789      6.59%
                                           --------     -------
    Total interest earning assets ......    101,322       6,397      6.31%
                                                        -------
Non-earning assets .....................      4,993
                                           --------
    TOTAL ASSETS .......................   $106,315
                                           ========

LIABILITIES and STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts    $ 22,383    $    342      1.53%
  Savings accounts .....................      1,135          12      1.06%
  Time deposits ........................     56,961       2,146      3.77%
                                            -------    --------
    Total interest bearing deposits ....     80,479       2,500      3.11%
Securities sold under agreement
  to repurchase ........................      4,731          54      1.14%
Other borrowed funds
  Federal funds purchased ..............        201           4      2.05%
  FHLB borrowings ......................      4,169         164      3.93%
  Other borrowings .....................        875          52      5.95%
                                            --------    -------      -----
    Total interest bearing liabilities .     90,455       2,774      3.07%
Non-interest bearing liabilities
  Non-interest bearing deposits ........      7,508
Other  liabilities .....................        876
                                             ------
    TOTAL LIABILITIES ..................     98,839
Stockholders' equity ...................      7,476
                                             ------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ..............   $106,315
                                           ========
Net interest income ....................   $  3,623
                                           ========
     Net interest margin (2) ...........                             3.58%

 Return on Assets Ratio ..........................                   0.70%
 Return on Equity Ratio ..........................                   9.97%
 Dividend Payout Ratio ...........................                    N/A
 Equity to Assets Ratio ..........................                   7.03%


   (1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
   (2)   Net interest income as a percentage of average interest-earning assets.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2001
(In Thousands)
                                                Average     Income/     Average
                                                Balance     Expense     Rate (%)
                                                -------     -------     -------
ASSETS
EARNING ASSETS
Federal funds sold and other ..............   $    976    $     36         3.69%
Securities available for sale (including
  equity securities) ......................      8,084         467         5.78%
Federal Home Loan Bank Stock ..............        141           9         6.38%
Loans (1) .................................     71,963       5,938         8.25%
                                              --------     -------
    Total interest earning assets .........     81,164       6,450         7.95%
                                                           -------
Non-earning assets ........................      4,412
                                              --------
    TOTAL ASSETS .......................... $   85,576
                                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Interest bearing liabilities
  Interest bearing transaction accounts ....$   15,461    $    431         2.79%
  Savings accounts ........................        805          14         1.76%
  Time deposits ...........................     51,002       2,787         5.46%
                                            ----------     -------
    Total interest bearing deposits .......     67,268       3,232         4.80%
Securities sold under agreement
  to repurchase .............................    2,429          77         3.17%
Other borrowed funds
  Federal funds purchased ...................      451          17         3.77%
  FHLB borrowings ...........................    2,030         135         6.66%
  Other borrowings ..........................      210          14         6.67%
                                            ----------     -------         -----
    Total interest bearing liabilities ....     72,388       3,475         4.80%
Non-interest bearing liabilities
  Non-interest bearing deposits ...........      5,759
Other liabilities .........................        680
                                            ----------
    TOTAL LIABILITIES .....................     78,827
Stockholders' equity ......................      6,749
                                            ----------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ................. $   85,576
                                            ==========
Net interest income .......................               $  2,975
                                                          ========
      Net interest margin (2) .............                                3.67%

 Return on Assets Ratio                                                    0.40%
 Return on Equity Ratio                                                    5.08%
 Dividend Payout Ratio                                                      N/A
 Equity to Assets Ratio                                                    7.88%


(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of Citizens First Corporation for the years ended December 31, 2002 and 2001. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


--------------------------------------------------------------------------------
 RATE/VOLUME ANALYSIS
--------------------------------------------------------------------------------
IN THOUSANDS
                                                    2002 vs. 2001
                              --------------------------------------------------
                                             Increase/ (Decrease)
                                                    Due to
                              --------------------------------------------------
                                             Rate         Volume       Net

--------------------------------------------------------------------------------
Interest-earning assets:
    Loans, net ...........................   $(1,456)   $ 1,307    $  (149)
    Investment securities ................       (84)       182         98
    FHLB stock ...........................        (6)        10          4
    Federal funds sold ...................       (43)        37         (6)
                                             --------   -------    -------
     Total net change in income on
        Interest-earning assets ..........    (1,589)     1,536        (53)
Interest bearing liabilities:
    Demand and savings accounts ..........      (289)       198        (91)
    Certificates of deposit ..............      (964)       324       (640)
                                             -------    -------    -------
         Total deposits ..................    (1,253)       522       (731)
    Federal funds purchased ..............        (3)       (10)       (13)
    Repurchase agreements ................       (96)        73        (23)
    Borrowings ...........................      (121)       187         66
                                             -------    -------    -------
         Total net change in expense on ..    (1,473)       772       (701)
              Interest-bearing liabilities
Net change in net interest income ........   $  (116)   $   764    $   648
                                             ========   =======    =======

MARKET RISK ANALYSIS

QUANTITATIVE ASPECTS OF MARKET RISK. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign exchange rate risk or commodity price risk.

The Company monitors interest rate sensitivity and interest rate risk with an earnings simulation model, using rate risk measurement techniques to produce a reasonable estimate of interest margin risks. The system provides several methods for measuring interest rate risk, including rate sensitivity gap analysis to show cash flow and repricing information, and margin simulation, or rate shocking, to quantify the actual income risk, by modeling the Company's sensitivity to changes in cash flows over a variety of interest rate scenarios. The program performs a full simulation of each balance sheet category under various rate change conditions and calculates the net interest income change for each. Each category's interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed.

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.

Basis point change           +200 bp       +100 bp        -100 bp       -200 bp
Increase (decrease) in net
interest income                9.3%          4.8%          (4.8%)        (9.8%)

As of December 31, 2002, management believes the Company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses in 2002 was $195,000 or 0.2% of average loans, compared to $664,000 or 0.9% of average loans during 2001. The decrease in the provision expense in 2002, compared to 2001, is primarily attributable to smaller loan growth in 2002 compared to 2001, coupled with management's evaluation of the risks associated with the loan portfolio during 2002.
Loan growth during 2002 was $11,238,707, compared to $23,730,926 in 2001. The lower loan growth experienced by the Bank during 2002, compared to 2001, was due to a general slowdown in the local economy that coincided with a slowdown in the national economy. Net loan charge-offs totaled $90,666 in 2002, compared to $290,420 in 2001. As a percentage of average loans, net charge-offs were 0.10% in 2002 compared to 0.40% in 2001.

NON-INTEREST INCOME

Non-interest income totaled $772,456 in 2002, compared to $379,136 in 2001, an increase of $393,320 or 103.74%. The following table shows the detailed components of non-interest income:
                                                          2002          2001
                                                          ----          ----
Service charges on deposit accounts                  $  575,920       $ 283,305
Gain on the sale of mortgage loans held for sale         33,538          53,667
Trust referral fees                                      12,763           8,800
Gain (loss) on the sale of available
for sale securities                                     108,454               0
All other non-interest income                            41,781          33,364

The growth in 2002 compared to 2001 in service charges on deposit accounts is attributable to the growth in the number of deposit accounts subject to service charges, and to the introduction during the first quarter of an overdraft protection product that allows pre-approved customers to access additional funds in transaction accounts, as needed, for a fee. The other major variance in non-interest income in 2002 came from the gain of $108,454 from the sale of investment securities during the year, compared to no gain or loss during 2001. The Company refers trust business to a trust company in return for referral fees to the Bank. These trust referral fees totaled $12,763 in 2002 and $8,800 during 2001.

NON-INTEREST EXPENSE

Non-interest expenses for 2002 of $3,064,555 increased $355,333, or 13.1%, from 2001. The changes to non-interest expense over this period were primarily due to expense associated with the growth of the Bank as its customer base grew. The increases (decreases) in expense by major categories are as follows:

                             Increase (Decrease) in
                              Non-interest Expenses
                                                     2002 vs. 2001
Salaries and employee benefits                       $      163,339
Net occupancy expense                                         1,072
Equipment expense                                           (25,051)
Business manager expense                                     (1,000)
Professional fees                                           (16,702)
Other real estate expenses                                  (30,890)
Loss on sale of other real estate owned                     (17,495)
Data processing                                              42,177
FDIC deposit insurance                                        3,400
Franchise and other taxes                                    57,220
Directors' fees                                              13,400
Processing fees-overdraft protection plan                    27,327
Overdraft protection plan charge-offs                        29,636

Charity and contributions                                    17,141
Postage                                                       3,738
Telephone                                                     3,970
Supplies                                                     13,372
Advertising and marketing                                    18,915
Other operating expenses                                     51,764
                                                     ----------------
    Total increase in non-interest expense         $       355,333
                                                     ===============

Significant variances include salaries and employee benefits expense, which increased $163,339 during 2002, or 11.95%, to $1,530,034 from the 2001 total of
$1,366,695. The increase included annual merit increases for existing staff, plus an increase of five full-time equivalent employees during 2002 compared to 2001, plus increases in employee benefit costs. Increases in data processing and franchise and other taxes reflect additional costs tied to the growth of the Bank, as those expenses are linked to the size and activity of components of our balance sheet. Expenses associated with the overdraft protection plan relate to a product introduced during the first quarter of 2002.

INCOME TAXES

Income tax expense has been calculated using the Company's expected annual rate for 2002. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. Prior to the fourth quarter of 2001, a valuation allowance had been established to reduce the Company's deferred tax assets, as it was more likely than not that the deferred tax asset would not be realized. During the fourth quarter of 2001, in accordance with SFAS 109, the Company recorded a deferred tax asset totaling $350,000, as it became more likely than not that the Company would be profitable in the future.

BALANCE SHEET REVIEW

Assets at year-end 2002 totaled $128,443,129, compared with $104,819,716 at December 31, 2001. On an annual average basis, total assets were $106,314,522 in 2002, compared to $85,576,395 in 2001. Average interest earning assets increased $20,154,713 from 2001 to 2002, from $81,166,833 to $101,321,546.

LOANS

Total loans, net of unearned income, averaged $87,804,551 in 2002, compared to $71,963,289 in 2001. At year-end 2002, loans totaled $95,959,056, compared to
$84,720,349 at year-end 2001. The Company experienced moderate loan growth in its market area during the majority of the year, and experienced strong loan growth during the latter part of the fourth quarter, with particular strength in middle market commercial and commercial real estate loans. The following table presents a summary of the loan portfolio by category:

LOANS OUTSTANDING
                                         DECEMBER 31, 2002     DECEMBER 31, 2001
                                         -----------------     -----------------
Commercial                               $  31,798,487           $   27,014,848
Commercial real estate                      33,364,597               35,285,871
Residential real estate                     20,637,427               13,373,143
Consumer:
 Home equity lines                           2,908,625                1,888,877
 Other consumer                              7,249,920                7,173,572
                                          -------------           -------------
Total loans                              $  95,959,056            $  84,736,311
Less: Deferred loan fees                             0                  (15,962)
                                         --------------           -------------
    Loans, net of unearned income        $  95,959,056            $  84,720,349
                                         ==============           ==============

LOAN CONCENTRATIONS

Commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels. The primary source of repayment cannot be traced to any specific industry group.

The percentage distribution of the Company's loans, by industry, is shown in the following table:

    ----------------------------------------------------------------------------
                LOANS BY INDUSTRY
                DECEMBER 31, 2002 AND 2001
                AS A PERCENTAGE OF TOTAL LOANS

                                                           2002            2001
                                                           ----            ----


                Agriculture                               0.54%            0.96%
                Apartment buildings                       1.24%            4.73%
                Construction and land development         7.87%            5.80%
                Finance and insurance                     0.28%            0.80%
                Manufacturing durable goods               5.37%            4.80%
                Services:
                   Health                                 1.55%            1.27%
                   Other than health                      4.24%            6.37%
                Wholesale trade                           2.38%            1.88%
                Retail trade:
                   Restaurants                            3.26%            4.44%
                   Automotive                             0.26%            0.86%
                   Other                                  2.98%            3.77%
                Other commercial real estate             24.11%           25.61%
                All other commercial loans               12.45%           12.21%
                                                         ------          -------
                  Total commercial and commercial
                  real estate loans                      66.53%           73.50%
                Residential real estate loans            25.77%           18.04%
                Other Consumer loans                      7.70%            8.46%
                                                         ------          -------
                      Total loans                       100.00%          100.00%
                                                        =======          =======
    ----------------------------------------------------------------------------
Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area. As of December 31, 2002 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $1.85 million to $988,864. The aggregate amount of these credit relationships was $25.9 million.

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 2002. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

----------------------------------------------------------------------------------------------------------------------
LOAN MATURITIES AND RATE SENSITIVITY
 DECEMBER 31,2002


                                                         ONE YEAR       ONE THROUGH          OVER             TOTAL
 BY MATURITY DATE:                                        OR LESS        FIVE YEARS       FIVE YEARS          LOANS

   Commercial                                         $18,437,743       $10,752,858       $2,607,886      $31,798,487
   Commercial real estate                               9,733,605        11,508,622       12,122,370       33,364,597
                                                        ---------        ----------       ----------       ----------
     Total                                            $28,171,348       $22,261,480      $14,730,256      $65,163,084


   Fixed rate loans                                   $ 7,504,395       $ 9,775,949      $12,499,149      $29,779,493
   Floating rate loans                                 20,666,953        12,485,531        2,231,107       35,383,591
                                                       ----------        ----------        ---------       ----------
     Total                                            $28,171,348       $22,261,480      $14,730,256      $65,163,084
                                                      ===========       ===========      ===========      ===========
----------------------------------------------------------------------------------------------------------------------
 BY NEXT REPRICING OPPORTUNITY:
   Commercial                                         $25,834,029        $5,587,678      $   376,780      $31,798,487
   Commercial real estate                              17,053,957         4,188,271       12,122,369       33,364,597
                                                     ------------         ---------        ---------       ----------
     Total                                            $42,887,986        $9,775,949      $12,499,149      $65,163,084

   Fixed rate loans                                   $ 7,504,395        $9,775,949      $12,499,149      $29,779,493
   Floating rate loans                                 35,383,591                 0                0       35,383,591
                                                       ----------       -----------      -----------       ----------
                                                                                                 0
     Total                                            $42,887,986        $9,775,949      $12,499,149      $65,163,084
                                                      ===========        ==========      ===========      ===========
----------------------------------------------------------------------------------------------------------------------

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately thirty-five percent of the Company's earning assets adjusts simultaneously with changes in an external index, primarily the highest Prime Rate as quoted in the Wall Street Journal. Most of the Company's interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. During periods of rising rates, the yield on the Company's interest earning assets will increase faster than the rates paid on interest bearing liabilities. This creates an increase in the net interest margin, as the difference between what the Company earns on its interest earning assets and pays on its interest bearing liabilities increases. During periods of falling rates, as occurred during the fourth quarter of 2002, with one rate drop of 50 basis points, and throughout 2001, when eleven short-term rate decreases totaling 475 basis points occurred, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin, as the difference between what the Company earns on its assets and what it pays on its liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize, as occurred during the first ten months of 2002. In a stable rate environment, the Bank's net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

ASSET QUALITY

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $115,000 at December 31, 2002, compared to $348,282 at December 31, 2001. The non-performing loan total at year-end 2002 consisted of one loan, secured by residential real estate, which was placed on non-accrual status during the third quarter of 2002. This property has subsequently been sold at a foreclosure sale, at a price less than $115,000, and a small loss on the settlement of the loan is anticipated by the Bank when the transaction is settled. Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $185,000 at the end of 2002, compared to $669,745 at the end of 2001. The non-performing assets at December 31,

2002, were comprised of the one non-performing loan mentioned above, totaling $115,000, plus other real estate owned totaling $70,000. The other real estate owned is comprised of one partially developed real estate property valued at $70,000. This property was written down by $21,463 during the fourth quarter, from a previous total of $91,463. Subsequent to year end 2002, this other real estate owned property was sold, resulting in a net gain on the sale of $3,861.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 2002, the allowance was $1,300,258, compared to $1,195,924 at the end of 2001. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2002, was 1.36%, compared to 1.41% at December 31, 2001.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

--------------------------------------------------------------------------------
 SUMMARY OF LOAN LOSS EXPERIENCE
 FOR THE YEAR ENDED DECEMBER 31,                           2002          2001

 Balance at beginning of year                           $1,195,924     $822,344
 Provision for loan losses                                 195,000      664,000
 Amounts charged off:
   Commercial and commercial real estate                    94,596      230,811
   Residential real estate                                       0       56,919
   Consumer                                                 11,519        8,192
                                                        -----------     -------
   Total loans charged off                                 106,115      295,922
 Recoveries of amounts previously charged off:
   Commercial and commercial real estate                     2,800        5,402
   Residential real estate                                  10,279            0
   Consumer                                                  2,370          100
                                                        ----------      -------
   Total recoveries                                         15,449        5,502
                                                        ----------      -------
 Net charge-offs                                            90,666      290,420
                                                        ----------      --------
 Balance at end of year                                 $1,300,258   $1,195,924
                                                        ==========   ==========
--------------------------------------------------------------------------------

 Total loans, net of unearned income:
   Average                                            $87,805,0009  $71,963,000
   At December 31                                       95,959,056   84,720,349
 As a percentage of average loans:
   Net charge-offs                                           0.10%        0.40%
   Provision for loan losses                                 0.22%        0.92%
 Allowance as a percentage of year-end loans
(excluding mortgage loans held for sale)                     1.36%        1.41%
 Allowance as a percentage of non-performing loans       1,130.66%      343.38%
--------------------------------------------------------------------------------


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

----------------------------------------------------------------------------------------------------
                     ALLOCATION OF ALLOWANCE FOR LOAN LOSS
DECEMBER 31
IN THOUSANDS

                                               2002                                  2001
                                                       % of                                 % of
                                                     Loans in                             Loans in
                                                       Each                                 Each
                                                     Category                             Category
                                                     to Total                             to Total
                                             Amount      Loans                  Amount      Loans

Mortgage loans                               $  82        7.4%                    $ 407       41.5%
Consumer and other loans                       111       10.1%                      112       11.4%
Commercial loans                               910       82.5%                      461       47.1%
Unallocated                                    197         N/A                      216         N/A
                                               ---       -----                      ---       -----

Total allowance for loan losses            $ 1,300      100.0%                  $ 1,196      100.0%
                                           =======      ======                  =======      ======
----------------------------------------------------------------------------------------------------

Management believes that the allowance for loan losses at December 31, 2002 is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

SECURITIES, FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
Securities are all classified as available for sale, and averaged $11,297,161 in 2002, an increase of $3,213,968 over the average of $8,083,193 in 2001. The tables below present the carrying value of securities for each of the past two years and the maturities and yield characteristics of securities as of December 31, 2002.

--------------------------------------------------------------------------------
 CARRYING VALUE OF SECURITIES AVAILABLE FOR SALE
 DECEMBER 31
 IN THOUSANDS
                                                              2002        2001
 U.S. Government agencies                                   $10,183     $ 8,404
 Collateralized mortgage obligations securities               6,003       1,725
 Other securities, including equity investment securities         0          72
                                                            -------      ------
   Total securities available for sale                      $16,186     $10,201
                                                            =======     =======
--------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
 MATURITY DISTRIBUTION OF SECURITIES AVAILABLE FOR SALE
 DECEMBER 31, 2002
 DOLLARS IN THOUSANDS

                                                     OVER         OVER
                                                   ONE YEAR    FIVE YEARS      OVER
                                         ONE YEAR   THROUGH      THROUGH        TEN       TOTAL        EQUITY      MARKET
                                         OR LESS   FIVE YEARS   TEN YEARS      YEARS    MATURITIES   SECURITIES    VALUE
 U.S. Government agencies ..........       196      6,000         3,892           0      10,088          0         10,183

 Collateralized mortgage obligations
    and mortgage-backed securities(1)        1        945         3,554       1,392       5,892          0          6,003
                                       -------    -------       -------     -------     -------      -------      -------
Total securities available for sale    $   197    $ 6,945       $ 7,446     $ 1,392     $15,980      $   0        $16,186
                                       =======    =======       =======     =======     =======      =======      =======

----------------------------------------------------------------------------------------------------------------------------
 Percent of total ..................      1.2%      43.5%        46.6%         8.7%    100.0%           0%
 Weighted average yield(2) .........     4.60%      4.11%        3.93%        5.30%     4.13%          N/A
-----------------------------------------------------------------------------------------------------------------------------
(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 2002 prepayment projections.
(2) The weighted average yields are based on amortized cost.

DEPOSITS
Total deposits averaged $87,986,819 during 2002, an increase of $14,960,175 compared to $73,026,644 in 2001. Time deposits of $100,000 or more totaled $22,457,617 at December 31, 2002, compared to $22,040,834 at December 31, 2001.
Interest expense on time deposits of $100,000 or more was $750,336 in 2002, compared to $955,713 in 2001. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2002:

--------------------------------------------------------------------------------
 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
 DECEMBER 31, 2002
 Three months or less                                                 $8,093,726
 Over three through six months                                         4,200,226
 Over six through twelve months                                        4,373,070
 Over one year through two years                                       3,603,851
 Over two years through five years                                     2,186,744
                                                                      ----------
    Total                                                            $22,457,617
                                                                     ===========
--------------------------------------------------------------------------------

LIQUIDITY, OTHER BORROWINGS AND CAPITAL RESOURCES
Information regarding short-term borrowings is presented below:

--------------------------------------------------------------------------------
OTHER BORROWINGS
DOLLARS IN THOUSANDS
                                                                2002       2001
 FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
   Balance at year end ................                       $ 5,834    $ 3,412
   Weighted average rate at year end ..                          .99%      1.47%
   Average balance during the year ....                         4,932      2,880
   Weighted average rate during the year                        1.17%      3.28%
   Maximum month-end balance ..........                         5,834      5,348
 OTHER BORROWINGS:
   Balance at year end ................                         7,900      5,799
   Weighted average rate at year end ..                         2.81%      5.36%
   Average balance during the year ....                         5,045      2,241
   Weighted average rate during the year                        3.93%      6.67%
   Maximum month-end balance ..........                         7,900      5,799
 -------------------------------------------------------------------------------
 TOTAL BORROWINGS:
   Balance at year end ................                        13,734      9,211
   Weighted average rate at year end ..                         2.04%      3.92%
   Average balance during the year ....                         9,977      5,121
   Weighted average rate during the year                        2.57%      4.76%
   Maximum month-end balance ..........                        13,734      9,211
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2002, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's capital ratios at December 31, 2002 (calculated in accordance with regulatory guidelines) were as follows:

--------------------------------------------------------------------------------
                                DECEMBER 31, 2002      DECEMBER 31, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
TIER I RISK-BASED CAPITAL RATIO       7.83%                   8.20%
   Regulatory minimum .........       4.00                    4.00
   "Well-capitalized" minimum .       6.00                    6.00
TOTAL RISK-BASED CAPITAL RATIO        9.08%                   9.40%
    Regulatory minimum ........       8.00                    8.00
   "Well-capitalized" minimum .      10.00                   10.00
TIER I LEVERAGE RATIO .........       6.76%                   7.30%
   Regulatory minimum .........       4.00                    4.00
   "Well-capitalized" minimum .       5.00                    5.00
 -------------------------------------------------------------------------------
At December 31, 2002, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action, while the Company was categorized as "well capitalized" under the Tier I risk-based and the Tier I leverage ratios, respectively. The Company was categorized as "adequately capitalized" under the Total risk-based capital ratio. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total-risk based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively and to be categorized as "adequately capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 8%, 4% and 4%, respectively. The only current condition or event that management believes would change the Company's or the Bank's capital category would come from the injection of additional capital. Subsequent to year-end 2002, the Company filed a Registration Statement on Form SB-2 during February 2003 with the Securities and Exchange Commission for the offering and sale of up to $10,000,000 of shares of the Company's common stock. As of the filing of this Form 10-KSB, the offering had not been commenced.

The decrease in these capital ratios in 2002 is primarily due to the Company's asset growth relative to its increase in net income, associated with the Bank's efforts to gain market share in its stated market through competitive pricing of its products and services.

 At the time the Company became a bank holding company, it owned an investment portfolio of marketable equity securities valued at approximately $1.5 million. These securities were the primary asset of the Company prior to the formation of the Bank. The majority of these securities were sold in 1999, and the proceeds from the sale of the securities provided a source of cash to the Company. Since the opening of the Bank, the Company's cash requirements have been met primarily by the growth of customers' deposits, and by the cash generated from the sale of the investment portfolio mentioned above. In November 2000, $850,000 of the cash generated from the sale of the investment portfolio, was injected as capital into the Bank. In 2001, the Company executed a credit agreement from a correspondent bank for the purpose of injecting capital into the Bank. The Company made three draws in 2001 totaling $875,000 from a total availability of $3,000,000. The Company made one draw in 2002 totaling $25,000. Subsequent to year-end 2002, the Company made one draw in February 2003 for $400,000. The current rate on the loan, which is repriced annually at one-year LIBOR plus 275 basis points, is 5.11%. The stock of the Bank is pledged as collateral for the loan.

To maintain a desired level of liquidity, the Company has several sources of funds available. The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, to be able to obtain advances and lines of credit from the FHLB. At December 31, 2002, the Company had two outstanding FHLB advances totaling $7,000,000. The first FHLB advance, which was issued December 19, 2001, matures March 19, 2004 and has a fixed interest rate of 4.04%. The second FHLB advance, which was issued December 11, 2002, matures June 9, 2003 and has a fixed interest rate of 1.50%. The Company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. Due to regulatory constraints on the payment of dividends, no funds are available for the payment of dividends from the Bank to the Company.

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

The FASB recently adopted SFAS 143, "Accounting for Asset Retirement Obligations." This Statement requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company expects to first apply SFAS 143 in the first quarter of its fiscal year ending December 31, 2003. The Company anticipates there will be no material impact on the Company's financial condition or results of operation as a result of adopting SFAS 143.

The FASB recently adopted SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective for transactions occurring after May 15, 2002. The Company anticipates there will be no material impact on the Company's financial condition or results of operation as a result of adopting SFAS No. 145.

The FASB recently adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to being recognized at the date an entity commits to an exit plan under EITF Issue No. 94-3. This statement also established that fair value is the objective for initial measurement of the liability. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company anticipates there will be no material impact on the Company's financial condition or results of operation as a result of adopting SFAS No. 146.

The FASB recently adopted SFAS No. 147, "Acquisition of Certain Financial Institutions." This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This statement was effective October 1, 2002. There was no material impact on the Company's financial condition or results of operation as a result of adopting SFAS No. 147.

The FASB recently adopted SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure--an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002. There was no material impact on the Company's financial condition or results of operation as a result of adopting SFAS No.148.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," or similar expressions. These forward-looking statements may address, among other things, the Company's business plans, objectives or goals for future operations, our forecasted revenues, earnings, assets or other measures of performance. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements made or incorporated by reference in this report include, but are not limited to:
- the strength of the United States economy in general and the strength of the Bowling Green economy in particular; - changes in interest rates, yield curves and interest rate spread relationships; - deposit flows, cost of funds, and cost of deposit insurance on premiums; - changes in the quality or composition of the Company's loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers; - increased competition or market concentration; - changes in tax or accounting principles; and - new state or federal legislation, regulations or the initiation or outcome of litigation.

If one or more of these risks or uncertainties materialize, or if any of our underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from future results, performance or achievements, expressed or implied by these forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements of the Company and report of independent accountants are included herein:
       Independent Accountants' Report, BKD, LLP
       Consolidated Balance Sheets--December 31, 2002 and 2001
       Consolidated Statements of Operations--Years ended December 31, 2002 and 2001
       Consolidated Statements of Stockholder's Equity--Years ended December 31, 2002 and 2001
       Consolidated Statements of Cash Flows--Years ended December 31, 2002 and 2001
       Notes to Consolidated Financial Statements

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                   /s/BKD, LLP


January 17, 2003



                           CITIZENS FIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001




ASSETS

                                                                                   2002                2001
                                                                            ----------------------------------------
                                                                            ----------------------------------------

        Cash and due from banks                                               $      5,204,747   $      3,926,769
        Federal funds sold                                                           8,718,070          2,600,000
                                                                               ---------------    ---------------

               Cash and cash equivalents                                            13,922,817          6,526,769

        Available-for-sale securities                                               16,186,406         10,200,866
        Loans held for sale                                                            305,200          1,578,159
        Loans, net of allowance for loan losses of $1,300,258 and
          $1,195,924 at December 31, 2002, and 2001, respectively                   94,658,798         83,524,425
        Premises and equipment                                                       1,840,022          1,393,603
        Federal Home Loan Bank (FHLB) stock                                            353,600            248,500
        Foreclosed assets held for sale, net                                            70,000            321,463
        Interest receivable                                                            651,412            522,415
        Deferred income taxes                                                          335,193            390,000
        Other                                                                          119,681            113,516
                                                                               ---------------    ---------------

               Total assets                                                   $    128,443,129   $    104,819,716
                                                                               ===============    ===============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     2002               2001
                                                                             ----------------------------------------
    LIABILITIES
           Demand                                                              $     11,304,108    $      8,550,249
           Savings, NOW and money market                                             34,676,471          20,993,045
           Time                                                                      59,912,754          58,347,534
                                                                                ---------------     ---------------

               Total deposits                                                       105,893,333          87,890,828

        Securities sold under repurchase agreements                                   5,833,512           3,411,736
        Long-term debt                                                                7,900,000           5,799,000
        Deferred income taxes                                                            15,231              56,305
        Income taxes payable                                                            395,078                  --
        Accrued interest and other liabilities                                          567,723             595,471
                                                                                ---------------     ---------------

               Total liabilities                                                    120,604,877          97,753,340
                                                                                ---------------     ---------------

    STOCKHOLDERS' EQUITY
        Common stock, no par value, authorized 2,000,000 shares; issued
          and outstanding 643,053 shares                                              7,357,477           7,357,477
        Retained earnings (deficit)                                                     344,818            (400,400)
        Accumulated other comprehensive income                                          135,957             109,299
                                                                                ---------------     ---------------

               Total stockholders' equity                                             7,838,252           7,066,376
                                                                                ---------------     ---------------

               Total liabilities and stockholders' equity                      $    128,443,129    $    104,819,716
                                                                                ===============     ===============

                           CITIZENS FIRST CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                   2002                2001
                                                                            ----------------------------------------
    INTEREST AND DIVIDEND INCOME
        Loans                                                                 $      5,789,307   $      5,938,299
        Securities taxable                                                             565,125            467,444
        Federal funds sold                                                              29,700             35,446
        Dividends on FHLB stock                                                         12,448              9,321
                                                                               ---------------    ---------------

               Total interest and dividend income                                    6,396,580          6,450,510
                                                                               ---------------    ---------------

    INTEREST EXPENSE
        Deposits                                                                     2,500,240          3,231,414
        Securities sold under agreements to repurchase                                  53,521             76,880
        Long-term debt                                                                 216,021            149,446
        Federal funds purchased                                                          4,122             17,347
                                                                               ---------------    ---------------

               Total interest expense                                                2,773,904          3,475,087
                                                                               ---------------    ---------------

    NET INTEREST INCOME                                                              3,622,676          2,975,423

    PROVISION FOR LOAN LOSSES                                                          195,000            664,000
                                                                               ---------------    ---------------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              3,427,676          2,311,423
                                                                               ---------------    ---------------

    NONINTEREST INCOME
        Service charges on deposit accounts                                            575,920            283,305
        Other service charges and fees                                                  41,781             33,032
        Income on sale of mortgage loans                                                33,538             53,667
        Net realized gains on sale of available-for-sale securities                    108,454                 --
        Trust referral fees                                                             12,763              9,132
                                                                               ---------------    ---------------

               Total noninterest income                                                772,456            379,136
                                                                               ---------------    ---------------

    NONINTEREST EXPENSE
        Salaries and employee benefits                                               1,530,034          1,366,695
        Net occupancy expense                                                          176,858            175,786
        Equipment expense                                                              238,878            263,929
        Advertising                                                                    112,214             93,299
        Professional fees                                                               86,559            103,261
        Data processing services                                                       233,909            191,732
        Franchise shares and deposit tax                                               156,808             99,588
        Business manager expense                                                        84,447             85,448
        Other                                                                          444,848           329,484
                                                                               ---------------    ---------------

               Total noninterest expense                                             3,064,555          2,709,222

                                                                               ---------------    ---------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      2002                2001
                                                                            -------------------------------------
                                                                            -------------------------------------

    INCOME (LOSS) BEFORE INCOME TAXES                                         $      1,135,577   $        (18,663)

    PROVISION (CREDIT) FOR INCOME TAXES                                                390,359           (361,065)
                                                                               ---------------    ---------------

    NET INCOME                                                                $        745,218   $        342,402
                                                                               ===============    ===============

    BASIC AND DILUTED EARNINGS PER SHARE                                      $           1.16   $           0.53
                                                                               ===============    ===============



                           CITIZENS FIRST CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                   ACCUMULATED
                                                COMMON  STOCK                         OTHER                         TOTAL
                                          ----------  -------------     RETAINED   COMPREHENSIVE                COMPREHENSIVE
                                            SHARES        AMOUNT        EARNINGS      INCOME        TOTAL          INCOME
                                          ----------  -------------   -----------  -------------  -----------   -------------
BALANCE, JANUARY 1, 2001 ..............      643,053   $7,357,477   $ (742,802)   $   57,551     $6,672,226

Comprehensive income
Net income ............................         --           --        342,402          --          342,402   $  342,402
Change in unrealized gain on securities
   available for sale, net of
   reclassification adjustment and tax
   effect $26,659 .....................         --           --           --          51,748         51,748       51,748
                                          -----------   ----------   ----------    ----------     ----------   ----------

           Total comprehensive income .                                                                       $  394,150
                                                                                                              ==========


BALANCE, DECEMBER 31, 2001 ............      643,053    7,357,477     (400,400)      109,299      7,066,376

Comprehensive income

Net income ............................         --           --        745,218           --        745,218    $  745,218
Change in unrealized gain on securities
   available for sale, net of
   reclassification adjustment and tax
   effect of $13,733 ..................         --           --           --          26,658       26,658         26,658
                                          ----------   ----------   ----------    ----------   ----------     ----------

           Total comprehensive income .                                                                       $  771,876
                                                                                                              ==========


BALANCE, DECEMBER 31, 2002 ............     643,053    $7,357,477   $  344,818    $  135,957   $7,838,252
                                            =======    ==========   ==========    ==========   ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                                      2002              2001
                                                                              ---------------    ---------------
OPERATING ACTIVITIES
        Net income                                                            $       745,218    $       342,402
        Items not requiring (providing) cash
           Depreciation and amortization                                              246,664            218,605
           Provision for loan losses                                                  195,000            664,000
           Amortization of premiums and discounts on securities                        24,647            (15,364)
           Deferred income taxes                                                       48,160           (390,000)
           Net realized gains on disposition of investment securities                (108,454)                --
           Gain on sale of other real estate owned                                     (7,493)                --
           FHLB stock dividends received                                              (12,200)           (11,000)
        Changes in
           Interest receivable                                                       (128,997)            68,144
           Mortgage loans held for sale                                             1,272,959         (1,254,159)
           Other assets                                                               (56,432)            29,140
           Interest payable and other liabilities                                     319,169             23,146
                                                                               --------------     --------------
               Net cash provided by (used in) operating activities                  2,538,241           (325,086)
                                                                               --------------     --------------
    INVESTING ACTIVITIES
        Net change in loans                                                       (11,329,373)       (24,342,809)
        Purchase of premises and equipment                                           (642,652)          (127,227)
        Proceeds from maturities of available-for-sale securities                   6,168,141         14,512,861
        Proceeds from sales of other real estate owned                                258,956                 --
        Proceeds from sales of available-for-sale securities                        1,117,635                 --
        Purchases of available-for-sale securities                                (13,147,281)       (17,594,039)
        Purchase of FHLB stock                                                        (92,900)          (139,800)
                                                                               --------------     --------------
               Net cash used in investing activities                              (17,667,474)       (27,691,014)
                                                                               --------------     --------------
    FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW and savings
          accounts                                                                 16,437,285          9,334,215
        Net increase in certificates of deposit                                     1,565,220         16,040,501
        Proceeds from long-term borrowings                                          2,101,000          3,875,000
        Net increase in repurchase agreements                                       2,421,776          1,053,576
                                                                               --------------     --------------
               Net cash provided by financing activities                           22,525,281         30,303,292
                                                                               --------------     --------------
    INCREASE IN CASH AND CASH EQUIVALENTS                                           7,396,048          2,287,192

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    6,526,769          4,239,577
                                                                               --------------     --------------
    CASH AND CASH EQUIVALENTS, END OF YEAR                                    $    13,922,817    $     6,526,769
                                                                               ===============    ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                         2002            2001
                                                      ---------     -----------
    SUPPLEMENTAL CASH FLOWS INFORMATION

        Sale and financing of foreclosed assets       $        0    $   161,998

        Real estate acquired in settlement of loans   $        0    $   527,000

        Interest paid                                 $2,804,016    $ 3,469,502

        Income taxes paid                             $    8,865    $    21,000

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

        Citizens First Corporation (Company) was incorporated in 1975, for the purpose of conducting business as an investment club. The Company is incorporated under the laws of the Commonwealth of Kentucky and is headquartered in Bowling Green, Kentucky. In September 1998, the Company filed an application with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) to organize and charter Citizens First Bank, Inc. (Bank) as a new Kentucky bank and a wholly owned subsidiary of the Company. In December 1998, the Company filed an application with the Board of Governors of the Federal Reserve System (FRB) for approval to become a bank holding company under the Holding Company Act of 1956, as amended. On December 28, 1998, the FRB approved the Company's application to become a bank holding company. On January 21, 1999, the FDIC approved the Bank's application for federal deposit insurance subject to certain conditions, including minimum capital requirements, which have been subsequently met by the Bank. The Bank commenced operations on February 18, 1999.

        The Company's operations include one reportable segment providing a full range of banking and mortgage services to individual and corporate customers in Bowling Green and Warren County, Kentucky. The Company is subject to competition from other financial institutions. The Company is also subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.


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

                          CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



    CASH EQUIVALENTS

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.


    SECURITIES

        Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

        Amortization of premium and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.


    LOANS HELD FOR SALE

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.


    LOANS

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

    ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

                          CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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


    PREMISES AND EQUIPMENT

        Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.


    FEDERAL HOME LOAN BANK STOCK

        Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.


    FORECLOSED ASSETS HELD FOR SALE

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



    INCOME TAXES

        Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.


    EARNINGS PER SHARE

        Earnings per share have been computed based on the weighted-average common shares outstanding during each year. Weighted-average common shares were 643,053 in both years and there were no dilutive securities.


    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation. These reclassifications had no effect on net earnings.



NOTE 2:  SECURITIES

        The amortized cost and approximate fair value of securities are as follows:

                                                                    GROSS             GROSS
                                                AMORTIZED         UNREALIZED       UNREALIZED       APPROXIMATE
                                                   COST             GAINS            LOSSES          FAIR VALUE
                                            ------------------------------------------------------------------------
    AVAILABLE-FOR-SALE SECURITIES
        December 31, 2002
           U. S. government agencies          $   10,088,698    $       94,395    $            0   $   10,183,093
           Mortgage-backed securities              5,891,713           111,600                --        6,003,313
                                               -------------     -------------     -------------    -------------

                                              $   15,980,411    $      205,995    $            0   $   16,186,406
                                               =============     =============     =============    =============


        December 31, 2001
         U. S. government agencies            $    8,318,834    $       89,210    $       (4,641)  $    8,403,403
         Mortgage-backed securities                1,706,788            18,404                --        1,725,192
         Equity securities                             9,640            62,631                --           72,271
                                               -------------     -------------     -------------    -------------

                                              $   10,035,262    $      170,245    $       (4,641)  $   10,200,866
                                               =============     =============     =============    =============

                                       34

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



        The amortized cost and fair value of securities available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                   AVAILABLE FOR SALE
                               AMORTIZED        FAIR
                                 COST          VALUE
                             -----------   -----------


Within one year ..........   $   196,114   $   201,084
One to five years ........     6,000,406     6,059,106
Five to 10 years .........     3,892,178     3,922,903
                             -----------   -----------
                              10,088,698    10,183,093
Mortgage-backed securities     5,891,713     6,003,313
                             -----------   -----------

                             $15,980,411   $16,186,406
                             ===========   ===========


        The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $10,427,574 at December 31, 2002, and $8,840,955 at December 31, 2001.

        The book value of securities sold under agreements to repurchase amounted to $5,833,512 and $3,411,736 at December 31, 2002 and 2001,
        respectively.

        Gross gains of $108,454 resulting from sales of available-for-sale securities were realized for 2002. There were no sales of available-for-sale securities during 2001.



NOTE 3:  LOANS AND ALLOWANCE FOR LOAN LOSSES

        Categories of loans at December 31 include:

                                     2002          2001
                                  ----------   -----------

Commercial and agricultural ..   $31,798,487   $27,014,848
Commercial real estate .......    33,364,597    35,285,871
Residential real estate ......    23,546,052    13,357,181
Consumer .....................     7,249,920     9,062,449
                                 -----------   -----------
                                  95,959,056    84,720,349
Less allowance for loan losses     1,300,258     1,195,924
                                 -----------   -----------

       Net loans .............   $94,658,798   $83,524,425
                                 ===========   ===========

                         CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

        Activity in the allowance for loan losses was as follows:

                                                      2002             2001
                                                  -------------    -------------


           Balance, beginning of year             $  1,195,924     $   822,344
           Provision charged to expense                195,000         664,000
           Loans charged off, net of recoveries
           of $15,449 for 2002 and $5,502 for 2001     (90,666)       (290,420)
                                                  -------------    -------------

           Balance, end of year                   $  1,300,258     $ 1,195,924
                                                  =============    =============


        At December 31, 2002 and 2001, accruing loans delinquent 90 days or more totaled $0 and $15,000, respectively. Non-accruing loans at December 31, 2002 and 2001, were $115,000 and $334,000, respectively.



NOTE 4:  PREMISES AND EQUIPMENT

        Major classifications of premises and equipment, stated at cost, are as follows:

                                    2002         2001
                                 ---------   ----------


Land and land improvements ..   $  953,209   $  651,845
Buildings and improvements ..      480,770      480,770
Leasehold improvements ......       98,765       87,573
Furniture and fixtures ......      100,161       96,438
Equipment ...................      802,413      654,521
Automobiles .................       21,518         --
Construction in progress ....      156,964         --
                                ----------   ----------
                                 2,613,800    1,971,147
Less accumulated depreciation      773,778      577,544
                                ----------   ----------

Net premises and equipment ..   $1,840,022   $1,393,603
                                ==========   ==========

NOTE 5:  INTEREST BEARING DEPOSITS

        Interest bearing deposits in denominations of $100,000 or more were $22,457,617 on December 31, 2002, and $22,040,834 on December 31, 2001.

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



        At December 31, 2002, the scheduled maturities of time deposits were as follows:

2003   $41,749,190
2004    11,477,754
2005     4,730,112
2006       977,856
2007       977,842
       -----------

       $59,912,754


NOTE 6:  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

        The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the balance sheet. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into the Company's account maintained at the Federal Reserve Bank of St. Louis or into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. At December 31, 2002, these agreements matured within 90 days. The agreements relating to mortgage-backed securities were agreements to resell substantially identical securities. At December 31, 2002, no material amount of agreements to resell securities purchased was outstanding with any individual dealer. The Company's policy requires that all securities purchased under agreements to resell be fully collateralized.



NOTE 7:  INCOME TAXES

        The provision (credit) for income taxes includes these components:

                                     2002         2001
                                   ---------  ----------


Taxes currently payable .......   $ 342,199   $  28,935
Deferred income taxes .........      48,160    (390,000)
                                  ---------   ---------

    Income tax expense (credit)   $ 390,359   $(361,065)
                                  =========   =========

                        CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


        A reconciliation of the income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                              2002       2001
                                                          ----------  ----------

Computed at the statutory rate (34%) ..................   $ 386,096   $ (6,345)
Increase (decrease) resulting from
  State income taxes ..................................        --       (7,920)
  Tax exempt municipal income .........................        --       (1,460)
  Changes in the deferred tax asset valuation allowance        --     (349,251)
  Other ...............................................       4,263      3,911
                                                           ---------   --------

       Actual tax expense (credit) ......................  $ 390,359  $(361,065)
                                                           =========  =========

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:
                                                           2002         2001
                                                        --------     ----------
       Deferred tax assets
Allowance for loan losses ...........................   $ 374,102    $ 332,058
Start-up costs ......................................      45,675       53,679
Net operating loss carryforwards ....................        --          3,892
Accumulated depreciation ............................       5,587         --
Accrued compensated absences ........................      31,770       22,157
Other ...............................................       7,297         --
                                                        ---------    ---------

                                                          464,431      411,786
                                                        ---------    ---------
       Deferred tax liabilities
Unrealized gains on available-for-sale securities         (70,038)     (56,305)
Deferred loan fees/costs ........................         (15,769)      (5,557)
FHLB stock dividends ............................          (8,398)      (4,250)
Depreciation ....................................            --        (11,979)
Other ...........................................         (50,264)        --
                                                        ---------    ---------

                                                         (144,469)     (78,091)
                                                        ---------    ---------

Net deferred tax asset before valuation allowance ...     319,962      333,695
                                                        ---------    ---------

Valuation allowance
    Beginning balance ...............................        --       (349,251)
    Decrease during the period ......................        --        349,251
                                                        ---------    ---------

    Ending balance ..................................           0            0
                                                        ---------    ---------

       Net deferred tax asset .......................   $ 319,962    $ 333,695
                                                        =========    =========

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





The deferred taxes are presented on the balance sheet as follows:

Deferred tax asset                                      $ 335,193     $ 390,000
Deferred tax liability                                    (15,231)      (56,309)
                                                        ----------    ---------
                                                        $ 319,962     $ 333,695
                                                        =========     ==========


NOTE 8: LONG-TERM DEBT


        Long-term debt consisted of the following components:

                                 2002         2001
                              ----------   ----------

FHLB advances .............   $7,000,000   $4,924,000
Other debt ................      900,000      875,000
                              ----------   ----------
       Total long-term debt   $7,900,000   $5,799,000
                              ==========   ==========

        Two outstanding advances from the Federal Home Loan Bank (FHLB) at December 31, 2002, totaled $7,000,000. The advances of $4,000,000 and $3,000,000 carry interest rates of 1.50% and 4.04%, respectively, and mature on June 9, 2003, and March 19, 2004, respectively. The advances are collateralized by a blanket agreement assigning mortgages on single family residences to the FHLB totaling $9,450,000 at December 31, 2002, and are subject to restrictions or penalties in the event of prepayment.

        Other debt consists of an amount borrowed from Franklin Bank & Trust under a $3,000,000 line of credit which expires June 22, 2012, with interest payable quarterly at the rate of 275 basis points over one year LIBOR and adjusted annually on June 22 (currently 5.11%). The line of credit is secured by 2,000 shares of the Bank's common stock.

        Aggregate annual maturities of long-term debt at December 31, 2002, were:

           2003                                                 $      4,000,000
           2004                                                        3,000,000
           Thereafter five years                                         900,000
                                                                 ---------------

                                                                $      7,900,000
                                                                ================

NOTE 9:  OTHER COMPREHENSIVE INCOME

        Other comprehensive income components and related taxes were as follows:

                                                            2002          2001
                                                          ---------    ---------

Unrealized gains on securities available for sale .....   $ 148,845    $  78,407
Reclassification for realized amount included in income    (108,454)        --
                                                          ---------    ---------
    Other comprehensive income, before tax effect .....      40,391       78,407
Tax expense ...........................................      13,733       26,659
                                                          ---------    ---------

    Other comprehensive income ........................   $  26,658    $  51,748
                                                          =========    =========

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 10:REGULATORY MATTERS

        The Company and subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and subsidiary bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from regulatory agencies categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

        The Company and significant subsidiary bank's actual capital amounts and ratios are also presented in the following table.

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

                                                                                        TO BE WELL
                                                                                    CAPITALIZED UNDER
                                                          FOR CAPITAL              PROMPT CORRECTIVE
                                   ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                             AMOUNT          RATIO       AMOUNT      RATIO          AMOUNT        RATIO
                           ---------------------------------------------------------------------------
  As of December 31, 2002:

Total Capital (to
  risk-weighted assets)
    Consolidated .........   $ 8,930,000      9.1%   $ 7,887,000     8.0%               N/A         N/A
    Citizens First
      Bank, Inc. .........   $10,081,000     10.3%   $ 7,868,000     8.0%          $ 9,835,000     10.0%
Tier I Capital (to
  risk-weighted assets)
    Consolidated .........   $ 7,699,000      7.8%   $ 3,938,000     4.0%               N/A          N/A
    Citizens First
      Bank, Inc. .........   $ 8,852,000      9.0%   $ 3,934,000     4.0%          $ 5,901,000      6.0%

Tier I Capital (to
  average assets)
  Consolidated ...........   $ 7,699,000      6.8%   $ 3,779,000     4.0%               N/A          N/A
  Citizens First
  Bank, Inc. .............   $ 8,852,000      7.8%   $ 4,566,000     4.0%          $ 5,708,000      5.0%

  As of December 31, 2001:
Total Capital (to
  risk-weighted assets)
  Consolidated ...........   $ 7,923,000      9.4%   $ 6,719,000     8.0%               N/A          N/A
  Citizens First
  Bank, Inc. .............   $ 8,796,000     10.4%   $ 6,741,000     8.0%          $ 8,426,000     10.0%

  Tier I Capital (to
  risk-weighted assets)
  Consolidated ...........   $ 6,873,000      8.2%   $ 3,359,000     4.0%               N/A           N/A
  Citizens First
  Bank, Inc. .............   $ 7,728,000      9.2%   $ 3,370,000     4.0%           $ 5,055,000      6.0%

     Tier I Capital (to
       average assets)
         Consolidated ....   $ 6,873,000      7.3%   $ 3,765,000     4.0%               N/A           N/A
         Citizens First
           Bank, Inc. ....   $ 7,728,000      8.2%   $ 3,765,000     4.0%          $ 4,707,000       5.0%


        The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, no retained earnings were available for dividend declaration without prior regulatory approval.

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 11: RELATED-PARTY TRANSACTIONS

        At December 31, 2002 and 2001, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $8,499,667 and $7,812,551, respectively.

        In management's opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management's opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

        Deposits from related parties held by the Bank at December 31, 2002 and 2001, totaled $1,138,248 and $1,546,070, respectively.


NOTE 12: EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 2002 and 2001 were $38,037 and $37,751, respectively.


NOTE 13: COMMITMENTS AND CREDIT RISK

        The Company grants commercial, consumer and residential loans to customers primarily in Bowling Green and Warren County, Kentucky. Although the Company has a diversified loan portfolio, loans secured by commercial real estate comprise approximately 42% and 42% of the loan portfolio as of December 31, 2002 and 2001, and loans for construction and land development comprise an additional 8% and 6% of the loan portfolio as of December 31, 2002 and 2001, respectively.

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

        At December 31, 2002 and 2001, the Company had outstanding commitments to originate loans aggregating approximately $23,466,972 and $12,882,675, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

        credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

        The Company had total outstanding letters of credit amounting to $1,684,577 and $1,167,665 at December 31, 2002 and 2001, respectively, with terms generally maturing within one year.

        At December 31, 2002 and 2001, approximately 26% and 29%, respectively, of the Company's total time deposits consisted of short-term certificates of deposit having minimum denominations in excess of $100,000.



NOTE 14: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the footnote regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk. Other significant estimates and concentrations not discussed in those notes include:

    DEPOSITS AND INVESTMENTS

        The Company maintains cash in bank deposit accounts and investments in federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 15: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                          CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                                    DECEMBER 31, 2002                  DECEMBER 31, 2001
                                             CARRYING AMOUNT         FAIR            CARRYING          FAIR
                                                                     VALUE            AMOUNT           VALUE
                                            ----------------- ------------------ --------------- ----------------
    FINANCIAL ASSETS
           Cash and cash equivalents          $  13,922,817     $   13,922,817     $ 6,526,769     $ 6,526,769
           Available-from-sale                   16,186,406         16,186,406      10,200,866      10,200,866
              securities
           Loans including loans held
              for sale, net                      98,112,814         94,963,998      85,102,584      90,220,755
           FHLB stock                               353,600            353,600         248,500         248,500
           Interest receivable                      651,412            651,412         522,415         522,415

    FINANCIAL LIABILITIES
           Deposits                             105,893,333        107,298,082      87,890,828      88,642,596
           Securities sold under
              repurchase agreement                5,833,512          5,833,512       3,411,736       3,411,736
           FHLB advances                          7,000,000          7,000,000       4,924,000       4,956,204
           Long-term debt                           900,000            900,000         875,000         875,000

    UNRECOGNIZED FINANCIAL
       INSTRUMENTS (NET OF CONTRACT
       AMOUNT)
           Commitments to extend                          0                  0               0               0
              credit
           Letters of credit                              0                  0               0               0
           Lines of credit                                0                  0               0               0

        For purposes of the above disclosures of estimated fair value, the following assumptions were used as of December 31, 2002 and 2001. The estimated fair value for cash and cash equivalents, FHLB stock, accrued interest receivable, demand deposits, savings accounts, NOW accounts, certain money market deposits, securities sold under repurchase agreement and interest payable is considered to approximate cost. The estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans receivable, including loans held for sale, net, is based on estimates of the rate the Bank would charge for similar loans at December 31, 2002 and 2001, applied for the time period until the loans are assumed to reprice or be paid. The estimated fair value for fixed-maturity time deposits as well as borrowings is based on estimates of the rate the Bank would pay on such liabilities at December 31, 2002 and 2001, applied for the time period until maturity. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit and lines of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

                          CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE 16: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


    CONDENSED BALANCE SHEETS

                                                                           2002          2001
                                                                      -----------    -----------
      ASSETS
       Cash .......................................................   $    17,392    $    54,350
       Available-for-sale securities ..............................          --           72,271
       Investment in Citizens First Bank, Inc. ....................     8,990,868      8,150,252
       Other assets ...............................................       109,162           --
                                                                      -----------    -----------

           Total assets ...........................................   $ 9,117,422    $ 8,276,873
                                                                      ===========    ===========

     LIABILITIES
       Long-term debt .............................................   $   900,000    $   875,000
       Other liabilities ..........................................       379,170        335,497
                                                                      -----------    -----------
           Total liabilities ......................................     1,279,170      1,210,497

     STOCKHOLDERS' EQUITY .........................................     7,838,252      7,066,376
                                                                      -----------    -----------

           Total liabilities and stockholders' equity .............   $ 9,117,422    $ 8,276,873
                                                                      ===========    ===========

CONDENSED STATEMENTS OF INCOME

     INCOME
       Investment income from available-for-sale securities .......   $     1,333    $     3,012
       Realized gain on sale of available-for-sale securities .....        67,370           --
                                                                      -----------    -----------

           Total income ...........................................        68,703          3,012
                                                                      -----------    -----------

     EXPENSES
       Interest expense ...........................................        52,222         14,104
       Professional fees ..........................................        37,245         39,891
       Other expenses .............................................        20,120         19,364
                                                                      -----------    -----------

           Total expenses .........................................       109,587         73,359
                                                                      -----------    -----------

     LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF
        SUBSIDIARY ................................................       (40,884)       (70,347)

     INCOME TAX EXPENSE (CREDIT) ..................................       (13,481)       293,000
                                                                      -----------    -----------

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

     LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES ...   $   (27,403)   $  (363,347)

     EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES ...............       772,621        705,749
                                                                      -----------    -----------

     NET INCOME ...................................................   $   745,218    $   342,402
                                                                      ===========    ===========


    CONDENSED STATEMENTS OF CASH FLOWS

                                                                2002          2001
                                                                ----          ----
 OPERATING ACTIVITIES
 Net income ...............................................   $ 745,218    $ 342,402
  Items not requiring (providing) cash
  Equity in loss of subsidiary ............................    (772,621)    (705,749)
  Amortization of premiums and discounts on securities ....        --             14
  Realized gain on sale of available-for-sale securities ..     (67,370)        --
  Changes in
   Other assets ...........................................     (14,163)     (14,604)
   Other liabilities ......................................     (30,032)     315,407
                                                              ---------    ---------

   Net cash used in operating activities ..................    (138,968)     (62,530)
                                                              ---------    ---------

INVESTING ACTIVITIES
 Investment in subsidiary .................................   $    --      $(925,000)
  Proceeds from sales of available-for-sale securities ....      77,010         --
  Purchases of available-for-sale securities ..............        --           --
  Proceeds from maturities of available-for-sale securities        --        100,000
                                                              ---------    ---------

   Net cash provided by (used in) investing activities ....      77,010     (825,000)
                                                              ---------    ---------

FINANCING ACTIVITIES
 Proceeds from long-term debt .............................      25,000      875,000
                                                              ---------    ---------

   Net cash provided by financing activities ..............      25,000      875,000
                                                              ---------    ---------

   DECREASE IN CASH AND CASH EQUIVALENTS ..................     (36,958)     (12,530)

   CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...........      54,350       66,880
                                                              ---------    ---------

   CASH AND CASH EQUIVALENTS, END OF YEAR ................    $  17,392    $  54,350
                                                              =========    =========

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
NOTE 17: SUBSEQUENT EVENT

        In January 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. (Commonwealth) and Southern Kentucky Land Title, Inc. (Southern) for $400,000 plus a future contingent amount based on Commonwealth's and Southern's future earnings over the next five years. The future contingent purchase price is payable in cash and shares of the Company's common stock. The Bank agreed to purchase certain land on which the main office of Commonwealth is located. The purchase price of the land is $272,500. Commonwealth originates one to four family residential mortgages for sale to the secondary mortgage market, while Southern provides title insurance agency services for real estate purchase contracts. The transaction will be accounted for as a purchase.
                                       47

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this Item appears under the heading "Election of Directors" on pages 3 through 5 of the Proxy Statement dated March 15, 2003 of the Company for the 2003 Annual Meeting of Shareholders to be held April 17, 2002 ("Proxy Statement"), and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item appears under the heading "Executive Compensation" on pages 11 through 12 of the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is contained on pages 2 and 3 under the heading "Share Ownership" of the Proxy Statement and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained on page 12 under the heading "Certain Transactions" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

2     Stock Purchase Agreement by and among Citizens First Corporation,
Citizens First Bank, Inc., Scott T. Higdon, Mark A. Vaughn,
Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed January 17, 2003).

3.1 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd. (now Citizens First Corporation) (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

3.2  Amended and Restated Bylaws of Citizens First Corporation.

3.3 Articles of Amendment to Articles of Restatement and Amendment to Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

3.4 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30, 2000).

3.5 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB dated June 30, 2001).

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

4.2 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation. (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30, 2000).

4.3 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB dated June 30, 2001).

4.4  Bylaws of Citizens First Corporation (included in Exhibit 3.2).

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

10.3 Bank Contract for Electronic Data Processing Services and Customerfile System between Fiserv Bowling Green and Citizens First Bank (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.4 Employment Agreement between Citizens First Corporation and Barry D. Bray (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.5 Consulting Agreement between Citizens First Corporation and The Carpenter Group (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.6 Lease Agreement between Citizens First Corporation and Midtown Plaza, Inc. (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.7 Employment Agreement between Citizens First Corporation and Todd Kanipe (incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB dated December 31, 1999.)

10.8 Employment Agreement between Citizens First Corporation and Bill D. Wright (incorporated by reference to Item. 5 of the Company's Form 8-K dated April 27, 2000.)

10.9 First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.17 of the Company's Form 10-QSB dated September 30, 2000.)

10.10 Commercial Line of Credit Agreement, Promissory Note, and Security (Pledge) Agreement between Citizens First Corporation and Franklin Bank & Trust Company dated June 22, 2001 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-QSB dated June 30, 2001).

10.11 Offer to Purchase dated January 22, 2003 between Jack Sheidler and Lester Key and Assignment of Offer to Purchase between Jack Sheidler and Citizens First Bank dated January 27, 2003 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

10.12 Real Estate Sales Contract dated January 27, 2003 between H&V Properties, LLC and Citizens First Bank (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

21 Subsidiaries of the Small Business Issuer (incorporated by reference to
 Exhibit 21 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

99.1 Proxy Statement of Citizens First Corporation dated March 15, 2003 in connection with the Company's 2003 Annual Meeting of Shareholders.

99.2 Certification of Principal Executive Officer Pursuant to 18 U.S.C.
Section 1350.

99.3 Certification of Principal Financial Officer Pursuant to 18 U.S.C.
Section 1350.


(b) The Company filed a current report on Form 8-K on December 2, 2002 to report under Item 5 the execution of an agreement to acquire Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc.

ITEM 14. CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.


         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

                                   Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Citizens First Corporation





Date: March 17, 2003                                   By: /s/Mary D. Cohron
                                                           ------------------
                                                              Mary D. Cohron


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /s/Mary D. Cohron                                      March 17, 2003
       -----------------
          Mary D. Cohron
       President, Chief Executive Officer
         and Director





       /s/ Bill D. Wright                                     March 17, 2003
       ------------------
           Bill D. Wright
       Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis, Chairman                           March 17, 2003
       ----------------------------
           Floyd H. Ellis



       /s/ Jerry E.Baker                                      March 17, 2003
       -----------------
          Jerry E. Baker



       /s/ Billy J. Bell                                      March 17, 2003
       -----------------
           Billy J. Bell



       /s/ Barry D. Bray                                      March 17, 2003
       -----------------
           Barry D. Bray



       /s/ John J. Kelly                                      March 17, 2003
       -----------------
           John J. Kelly



       /s/ Sarah G. Grise                                     March 17, 2003
       ------------------
           Sarah G. Grise



       /s/ James H. Lucas                                     March 17, 2003
       ------------------
           James H. Lucas



       /s/ Joe B.Natcher, Jr.                                 March 17, 2003
       -----------------------
           Joe B. Natcher



       /s/ John T. Perkins                                    March 17, 2003
       -------------------
           John T. Perkins



       /s/ Jack W.  Sheidler                                  March 17, 2003
       ---------------------
           Jack W. Sheidler



       /s/ Wilson L. Stone                                    March 17, 2003
       -------------------
           Wilson L. Stone
                                       54

SECTION 302 CERTIFICATIONS
                                 CERTIFICATIONS
I, Mary D. Cohron, the President and Chief Executive Officer of Citizens First
 Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Citizens First
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

                                                 /s/ Mary D. Cohron
                                                 ------------------
                                                     Mary D. Cohron
                                           President and Chief Executive Officer

I, Bill D. Wright, the Chief Financial Officer of Citizens First Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Citizens First
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003



                                                     /s/ Bill D. Wright
                                                     ------------------
                                                         Bill D. Wright

                                                     Chief Financial Officer

EXHIBIT INDEX

2     Stock Purchase Agreement by and among Citizens First Corporation,
Citizens First Bank, Inc., Scott T. Higdon, Mark A. Vaughn,
Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed January 17, 2003).

3.1 Articles of Restatement and Amendment to Articles of Incorporation of Bowling Green Investors, Ltd. (now Citizens First Corporation) (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

3.2  Amended and Restated Bylaws of Citizens First Corporation.

3.3 Articles of Amendment to Articles of Restatement and Amendment to Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

3.4 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30, 2000).

3.5 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB dated June 30, 2001).

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

4.2 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation. (incorporated by reference to Exhibit 4.1 of the Company's Form 10-QSB dated June 30, 2000).

4.3 Articles of Amendment to Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 4.3 of the Company's Form 10-QSB dated June 30, 2001).

4.4  Bylaws of Citizens First Corporation (included in Exhibit 3.2).

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

10.3 Bank Contract for Electronic Data Processing Services and Customerfile System between Fiserv Bowling Green and Citizens First Bank (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.4 Employment Agreement between Citizens First Corporation and Barry D. Bray (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.5 Consulting Agreement between Citizens First Corporation and The Carpenter Group (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.6 Lease Agreement between Citizens First Corporation and Midtown Plaza, Inc. (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2 [No. 333-67435]).

10.7 Employment Agreement between Citizens First Corporation and Todd Kanipe (incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB dated December 31, 1999.)

10.8 Employment Agreement between Citizens First Corporation and Bill D. Wright (incorporated by reference to Item. 5 of the Company's Form 8-K dated April 27, 2000.)

10.9 First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.17 of the Company's Form 10-QSB dated September 30, 2000.)

10.10 Commercial Line of Credit Agreement, Promissory Note, and Security (Pledge) Agreement between Citizens First Corporation and Franklin Bank & Trust Company dated June 22, 2001 (incorporated by reference to Exhibit 10.18 of the Company's Form 10-QSB dated June 30, 2001).

10.11 Offer to Purchase dated January 22, 2003 between Jack Sheidler and Lester Key and Assignment of Offer to Purchase between Jack Sheidler and Citizens First Bank dated January 27, 2003 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

10.12 Real Estate Sales Contract dated January 27, 2003 between H&V Properties, LLC and Citizens First Bank (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

21 Subsidiaries of the Small Business Issuer (incorporated by reference to
 Exhibit 21 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

99.1 Proxy Statement of Citizens First Corporation dated March 15, 2003 in connection with the Company's 2003 Annual Meeting of Shareholders.

99.2 Certification of Principal Executive Officer Pursuant to 18 U.S.C.
Section 1350.

99.3 Certification of Principal Financial Officer Pursuant to 18 U.S.C.
Section 1350.


(b) The Company filed a current report on Form 8-K on December 2, 2002 to report under Item 5 the execution of an agreement to acquire Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc.

EXHIBIT 3.2 AMENDED AND RESTATED BYLAWS OF CITIZENS FIRST CORPORATION

                          AMENDED AND RESTATED BYLAWS
                                       OF
                           CITIZENS FIRST CORPORATION

ARTICLE I-- MEETINGS OF SHAREHOLDERS

SECTION 1. Annual Meeting. The annual meeting of the shareholders for the election of directors and the transaction of such other business as may properly come before it shall be held at the principal office of the Corporation as designated herein or at such other place within or without the Commonwealth of Kentucky, as shall be set forth in the notice of meeting. The annual meeting of this Corporation shall be held on or before one hundred twenty (120) days from the close of the fiscal year. If the annual meeting is not held on or before the date designated, it may be held as soon thereafter as convenient and shall be called the annual meeting.

SECTION 2. Notice. The Secretary shall give notice of all annual and special meetings of the shareholders no fewer than ten (10) nor more than sixty (60) days before the date of such meeting to each shareholder entitled to vote at such meeting as of the record date established by Article IX of these Bylaws, such notice stating the place, date and hour of the meeting. Notices for special meetings of the shareholders shall include a description of the purpose or purposes for which the meeting is called. Such notice shall be in writing addressed to each shareholder entitled to vote at such meeting and transmitted by regular United States mail, postage prepaid, to the address of the shareholder as it appears on the records of the Corporation (which shall be irrebuttably presumed to be correct unless such shareholder shall have filed with the Secretary of the Corporation a written notice of change of address). Any and all notices for annual or special meetings may be waived by the shareholders by submitting a signed waiver either before or after the meeting, or by attendance at the meeting unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting.

SECTION 3. Special Meeting. Special meetings of the shareholders may be called at any time by a majority of the directors or by the holders of at least 33 1/3 percent of all votes entitled to be cast on the issue proposed to be considered at the proposed special meeting, provided that such holders of stock sign, date and deliver to the Corporation's Secretary one (1) or more written demands for the meeting describing the purpose or purposes for which it is to be held. Within twenty (20) days thereafter, the Board of Directors shall fix a date, time and place for such meeting, either within or without the Commonwealth of Kentucky, and shall give notice of such meeting in accordance with these Bylaws. Only business within the purpose or purposes described in the meeting notice required by these Bylaws may be conducted at a special meeting of the shareholders.

SECTION 4. Quorum. The presence, in person or by proxy of the holders of a majority of the issued and outstanding shares entitled to vote thereon shall be necessary to constitute a quorum for the transaction of business at all meetings of the shareholders.

SECTION 5. Voting. A shareholder entitled to vote at a meeting may vote at such meeting in person or by proxy. Each outstanding share shall be entitled to one
(1) vote
on each matter voted on at a shareholders' meeting. Notwithstanding the foregoing, at each election for directors, each shareholder entitled to vote at such election shall have the right to cast as many votes in the aggregate as the shareholder shall be entitled to vote multiplied by the number of directors to be elected at such election, each shareholder may cast the whole number of votes for one (1) candidate, or distribute such votes among two (2) or more candidates.

SECTION 6. Proxies. A shareholder may appoint a proxy to vote or otherwise act for him by signing an appointment form, either personally or by his attorney-in-fact. A telegram or cablegram appearing to have been transmitted by the proper person, or a photographic, photostatic, facsimile or equivalent reproduction of a writing appointing a proxy shall be deemed to be a sufficient, signed appointment form. Appointment of a proxy shall be effective when the appointment form is received by the Secretary of the Corporation. An appointment shall be valid for eleven (11) months unless a longer period is expressly provided in the appointment form. An appointment of a proxy shall be revocable by the shareholder unless the appointment form conspicuously states that it is irrevocable and the appointment is coupled with an interest. Appointments coupled with an interest include the appointment of a pledgee, a person who purchased or agreed to purchase the shares, a creditor of the Corporation who extended it credit under terms requiring the appointment, an employee of the Corporation whose employment contract requires the appointment, or a party to a voting agreement created under the provisions of KRS 271B.7-310.

                  The death or incapacity of the shareholder appointing a proxy shall not affect the right of the Corporation to accept the proxy's authority unless notice of the death or incapacity is received by the Secretary of the Corporation before the proxy exercises his authority under the appointment.

SECTION 7. Action without a Meeting. Action required or permitted to be taken by the shareholders at a shareholders' meeting may be taken without a meeting and without prior notice, if the action is taken by all shareholders entitled to vote on the action. Action taken under this section shall be evidenced by one
(1) or more written consents describing the action taken, signed by the shareholder or his proxy taking the action, and delivered to the Corporation for inclusion in the minutes for filing with the corporate records. Action taken under this section shall be effective when consents representing the votes necessary to take the action under this section are delivered to the Corporation, or upon delivery of the consents representing the necessary votes, as of a different date if specified in the consent. Any shareholder giving a consent under this section may revoke the consent by writing received by the Corporation prior to the time that consents representing the votes required to take the action under this section have been delivered to the Corporation but may not do so thereafter. A consent signed under this section shall have the effect of a meeting vote and may be described as such in any document.

SECTION 8. List of Shareholders. At least five (5) business days before every meeting, a complete list of the shareholders entitled to vote at the meeting, arranged in alphabetical order and showing the address of and the number of shares registered in the name of each shareholder, shall be prepared by the Secretary. Such list shall be open for examination by any shareholder as required by the laws of the Commonwealth of Kentucky.

SECTION 9. Advance Notice of Stockholder Business. At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting, business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise properly brought before the meeting by a stockholder. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation, not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 60 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the date on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) the name and address, as they appear on the Corporation's books, of the stockholder proposing such business, (c) the class and number of shares of the Corporation which are beneficially owned by the stockholder, and (d) any material interest of the stockholder in such business. Notwithstanding anything in the Bylaws to the contrary, no business shall be conducted at any annual meeting except in accordance with the procedures set forth in this Section 9. The Chairman of the annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 9, and if the Chairman should so determine, he or she shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.

ARTICLE II-- DIRECTORS

SECTION 1. Number and Qualifications. The entire Board of Directors shall consist of no less than seven (7) nor more than fifteen (15) persons. A Director need not be a shareholder. Only persons who are nominated in accordance with the procedures set forth in this Article II, Section 1 shall be eligible for election as directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors or by any stockholder of the Corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Article II, Section 1. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 60 days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposed to nominate for election or re-election as a director, (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of the Corporation which are beneficially owned by such person, and (iv) any other information relating to such person that is required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (including without limitation such persons' written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (b) as to the stockholder giving the notice (i) the name and address, as they appear on the Corporation's books, of such stockholder and (ii) the class and number of shares of the Corporation which are beneficially owned by such stockholder. No person shall be eligible for election as a director of the Corporation unless nominated in accordance with the procedures set forth in this Article II, Section 1. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the Bylaws, and if the Chairman should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

SECTION 2. Term of Office. The directors shall be divided into three classes with each class being as nearly equal in number as possible. The term of office of the first class of directors shall be one (1) year and shall expire at the first annual meeting of the shareholders of the Company (or until their successors are elected and qualified) after their election; the term of office of the second class of directors shall be two (2) years and shall expire at the second annual meeting of the shareholders of the Company (or until their successors are elected and qualified) after their election; and the term of office of the third class of directors shall be three (3) years and shall expire at the third annual meeting of the shareholders of the Company (or until their successors are elected and qualified) after their election. Beginning with the first annual meeting of shareholders of the company after the election of directors of the three classes described above, the term of office of each class of directors elected or re-elected to the board of directors shall be three (3) years and shall expire at the third succeeding annual meeting following their election or re-election (or until their successors are elected and qualified).

SECTION 3. Duties and Powers. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the Corporation managed under the direction of its Board of Directors. The directors shall, in all cases, transact the business of the Corporation by a majority present at the meeting.

SECTION 4. Meetings. The Board of Directors shall meet for the election or appointment of officers and for the transaction of any other business of the Corporation as soon as practicable after the adjournment of the annual meeting of the shareholders. Regular meetings of the Board of Directors shall be held at such times as the Board of Directors may from time to time determine.

                  Special meetings of the Board of Directors may be called by the Chairman of the Board or upon written request of eighty percent (80%) of the total number of directors of the Corporation. In the event of the call of a special meeting of the Board of Directors by eighty percent (80%) of the total number of directors, the Secretary shall give notice of such meeting no more than ten (10) days after receipt of such request.

                  Any or all directors may participate in any meeting, whether a regular or special meeting, or conduct the meeting through the use of any means of communication by which all directors participating may simultaneously hear each other during this meeting. A director participating in a meeting by this means shall be deemed to be present in person at the meeting.

SECTION 5. Notice of Meetings. No notice need be given of any regular meeting of the Board of Directors. Notice of special meetings shall be served upon each director in person or by mail addressed to the director at his last known post office address, at least five (5) days prior to the date of such meeting. Notices of special meetings shall contain the date, time and place of the meeting but shall not require a description of the purpose of such special meeting.

SECTION 6. Place of Meeting. The Board of Directors shall hold its meetings at the main offices of the Corporation, unless such other place may be designated in the notice of such meeting. Meetings of the Board of Directors, upon proper notice, may be held either within or without the Commonwealth of Kentucky at such place as may be designated in the notice of such meeting.

SECTION 7. Waiver of Notice of Meetings. A director may waive any notice of such meeting as required by these Bylaws before or after the date and time of the meeting stated in the notice. The waiver shall be in writing signed by the director entitled to the notice and filed with the minutes of such meetings. A director's attendance at or participation in a meeting shall waive any required notice to him of the meeting, unless the director at the beginning of the meeting (or promptly upon his arrival) objects to holding the meeting or transacting business at the meeting and does not thereafter vote for or assent to action taken at the meeting.

SECTION 8. Action Without Meeting. Action to be taken at a Board of Directors' meeting may be taken without a meeting if the action is taken by all members of the Board. The action shall be evidenced by one (1) or more written consents describing the action taken, signed by each director and included in the minutes or filed with the corporate records reflecting the action taken. Any action taken under this section shall be effective when the last director signs the consent, unless the consent specifies a different effective date. A consent signed under this section shall have the effect of a meeting vote and may be described as such in any document.

SECTION 9. Quorum. At any meeting of the Board of Directors, the presence of a majority of the elected and qualified members of the Board of Directors shall be necessary to constitute a quorum for the transaction of business.

SECTION 10. Voting. If a quorum is present when a vote is taken, the affirmative vote of a majority of directors present shall be the act of the Board of Directors.

SECTION 11. Compensation. Each director shall be entitled to receive compensation for his services to the Corporation such compensation as fixed from time to time by the Board of Directors.

ARTICLE III-- COMMITTEES OF THE BOARD

SECTION 1. Committees of the Board shall be standing or special. One standing committee shall be the Executive Committee. Other committees shall be those as the Board shall authorize. The Chairmen of these committees shall be appointed by the President at the Board's annual meeting, which shall be the first meeting following the shareholders' annual meeting, and shall serve for one (1) year. At a committee meeting, a quorum shall be one-half (1/2) the number of members of the committee. Each committee shall keep and submit minutes of its meeting to the Board.

SECTION 2. The Executive Committee shall consist of the officers, one of whom may also serve as Chairman of the Executive Committee, and any additional members of the Board to be selected by a majority of the Board in order that the Executive Committee shall consist of five (5) members and shall serve for a period of one (1) year.

SECTION 3. The Executive Committee, when the Board of Directors is not in session, shall have and may exercise all of the authority of the Board of Directors except that it shall not amend the Articles or Bylaws or incur debt in the aggregate amount in excess of fifty thousand dollars ($50,000.00) or elect any officer of the Board herein provided for other than for a temporary period to fill a vacancy or as such authority may otherwise be limited by the resolution appointing the Executive Committee. The Executive Committee shall further not have the authority in reference to recommending to the members the sale, lease or other disposition of all or substantially all of the property and assets of the Corporation otherwise than in the usual and regular course of its business, recommending to the members a voluntary dissolution of the Corporation or a revocation thereof, or amending the Bylaws of the Corporation.

SECTION 4. Each member of the Executive Committee shall hold office until the next regular annual meeting of the Board of Directors following his designation and until his successor is designated as a member of the Executive Committee and is elected and qualified.

SECTION 5. Regular meetings of the Executive Committee may be held without notice at such times and places as the Executive Committee may fix from time to time by resolution. Special meetings of the Executive Committee may be called by any member thereof upon not less than one (1) day's notice stating the place, date and hour of the meeting, which notice may be written or oral, and if mailed, shall be deemed to be delivered when deposited in the United States mail addressed to the member of the Executive Committee at his business address. Any member of the Executive Committee may waive notice of any meeting, and no notice of any meeting need be given to any member thereof who attends in person. The notice of a meeting of the Executive Committee need not state the business proposed to be transacted at the meeting.

SECTION 6. A majority of the members of the Executive Committee shall constitute a quorum for the transaction of business at any meeting thereof and action of the Executive Committee must be authorized by the affirmative vote of a majority of the members present at a meeting at which a quorum is present.

SECTION 7. Any action required or permitted to be taken by the Executive Committee at a meeting may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the members of the Executive Committee.

SECTION 8. Any vacancy in the Executive Committee may be filled by a resolution adopted by a majority of the full Board of Directors.

SECTION 9. Any member of the Executive Committee may be removed at any time with or without cause by resolution adopted by a majority of the full Board of Directors. Any member of the Executive Committee may resign from the Executive Committee at any time by giving written notice to the Chairman or Secretary of the Corporation; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

SECTION 10. The Executive Committee shall elect a presiding officer from its members and may fix its own rules or procedure which shall not be inconsistent with these Bylaws. It shall keep regular minutes of its proceedings and report the same to the Board of Directors for its information either by mail within ten
(10) days of a proceeding or at the meeting of the Board held next after the proceedings shall have been taken.

SECTION 11. Special committees may be appointed by the President for such special tasks as circumstances warrant. A special committee shall limit its activities to the accomplishment of the task for which it is appointed and shall have no power to act except as specifically conferred by action of the Board. Upon completion of the task for which created such special committee shall stand discharged.

ARTICLE IV-- OFFICERS

SECTION 1. Titles and Election. The officers of the Corporation shall be the President, a Secretary, and a Treasurer, who shall initially be elected as soon as convenient by the Board of Directors, and thereafter, in the absence of earlier resignations or removals, shall be elected at the first meeting of the Board following any annual shareholders' meeting, each of who shall hold office at the pleasure of the Board except as may otherwise by approved by the Board or until his earlier resignation, removal under these Bylaws or other termination of his employment. Any person may hold more than one office if the duties can be consistently performed by the same person, to the extent permitted by the laws of the Commonwealth of Kentucky.

                  The Board of Directors, in its discretion, may also at any time elect or appoint a Chairman of the Board of Directors, who shall be a director, and one or more Vice Presidents, Assistant Secretaries, and Assistant Treasurers, and such other officers as it may deem advisable, each of who shall hold office at the pleasure of the Board, except as may otherwise be approved by the Board until his earlier resignation, removal or other termination of employment, and shall have such authority and shall perform such duties as shall be prescribed or determined from time to time by the Board, or in case of officers other than the Chairman of the Board, if not so prescribed or determined by the Board, as the President or the then senior executive officer may prescribe or determine. The Board of Directors may require any officer or other employee or agent to give bond for the faithful performance of his duties in such form anal with such sureties as the Board may require.

SECTION 2. Duties. Subject to such extension, limitations, and other provisions as the Board of Directors or these Bylaws may from time to time prescribe or determine, the following officers shall have the following powers and duties:

(a) Chairman of the Board. The Chairman of the Board, when present, shall preside at all meetings of the shareholders and of the Board of Directors and shall be charged with general supervision of the management and policy of the Corporation, and shall have such other powers and perform such other duties as the Board of Directors may prescribe from time to time.

(b) President. Subject to the Board of Directors and the provisions of these Bylaws, the President shall be the Chief Executive Officer of the Corporation, shall exercise the powers and authority and perform all of the duties commonly incident to this office, shall in the absence of the Chairman of the Board preside at all meetings of the shareholders and of the Board of Directors if he or she is a Director, and shall perform such other duties as the Board of Directors shall specify from time to tine. The President or a Vice President, unless some other person is thereunto specifically authorized by the Board of Directors, shall sign all bonds, debentures, promissory notes, deeds, and contracts of the Corporation.

(c) Vice President. The Vice President or Vice Presidents shall perform such duties as may be assigned to them from time to time by the Board of Directors or by the President if the Board does not do so. In the absence or disability of the President, the Vice Presidents, in order of seniority, may, unless otherwise determined by the Board, exercise the powers and perform the duties pertaining to the office of President.

(d) Secretary. The Secretary, or in his absence, an Assistant Secretary, shall keep the minutes of all meetings of shareholders and of the Board of Directors, give and serve all notices, attend to such correspondence as may be assigned to him, keep in safe custody the seal of the Corporation, and affix such seal to all such instruments properly executed as may require it, and shall have such other duties and powers as may be prescribed or determined from time to time by the Board of Directors or by the President if the Board does not do so.

(e) Treasurer. The Treasurer, subject to the order of the Board of Directors, shall have the care and custody of the moneys, funds, valuable papers and documents of the Corporation (other than his own bond, if any, which shall be in the custody of the President), and shall have, under the supervision of the Board of Directors, all the powers and duties commonly incident to his office. He shall deposit all funds of the Corporation in such bank or banks, trust company or trust companies, or with such firm or firms doing a banking business as may be designated by the Board of Directors or by the President if the Board does not do so. He may endorse for deposit or collection all checks, notes, and similar instruments payable to the Corporation or to its order. He shall keep accurate books of account of the Corporation's transactions, which shall be the property of the Corporation, and together with all of the property of the Corporation in his possession, shall be subject at all times to the inspection and control of the Board of Directors. The Treasurer shall be subject in every way to the orderof the Board of Directors, and shall render to the Board of Directors and/or the President of the Corporation, whenever they may require it, an account of all his transactions and of the financial condition of the Corporation. In addition to theforegoing, the Treasurer shall have such duties as may be prescribed or determined from time to time by the Board of Directors or by the President if the Board does not do so.

SECTION 3. Delegation of Authority. The Board of Directors may at any time delegate the powers and duties of any officer for the time being to any other officer, director or employee.

ARTICLE V-- RESIGNATIONS, VACANCIES & REMOVALS

SECTION 1. Resignations. Any Director or officer may resign at any time by giving written notice thereof to the Board of Directors, the President or the Secretary. Any such resignation shall take effect at the time specified therein or, if the time be not specified, upon receipt thereof, and unless otherwise specified therein, the acceptance of any resignation shall not be necessary to make it effective. If a resignation of an officer or director is made effective at a later date and the Corporation accepts the future effective date, the Board of Directors may fill the pending vacancy before the effective date if the Board of Directors provides that the successor shall not take office until the effective date.

SECTION 2.        Vacancies.

(a) Directors. When the office of any director becomes vacant or unfilled, whether by reason of death, resignation, removal, increase in the authorized number of directors or otherwise, such vacancy or vacancies shall be filled by the remaining director or directors, although less than a quorum, until the next meeting of shareholders, whether special or regular. Any director so elected by the Board shall serve until the election and qualification of his successor or until his earlier resignation or removal as provided in these Bylaws.

(b) Officers. The Board of Directors may at any time or from time to time fill any vacancy among the officers of the Corporation.

SECTION 3.        Removals.

(a) Directors. Except as may otherwise be prohibited or restricted under the laws of the Commonwealth of Kentucky, the shareholders may, at any meeting called for the purpose, remove any director from office, with or without cause, and may elect his successor.

(b) Officers. The Board of Directors may at any meeting remove from office any officer, with or without cause, and may elect or appoint a successor.
                                       9

ARTICLE VI-- STOCK OF THE CORPORATION

SECTION 1. Certificates. The stock of the Corporation shall be represented by certificates as approved by the Board of Directors. The certificates shall be numbered consecutively and in the order in which they are issued, and each certificate shall state the registered holder's name, the number of shares represented thereby and the date of issuance of such stock certificate. All certificates representing shares issued by the Corporation shall have noted conspicuously thereon reference to the restrictions of sale or transfer which may be from time to time enacted by the Board of Directors.

SECTION 2. Transfer of Shares. The shares of the Corporation shall be assignable and transferable only on the books and records of the Corporation by the registered owner, or by his duly authorized attorney-in-fact, upon surrender of the certificate duly and properly endorsed with a proper evidence of authority to transfer. The Corporation shall issue a new certificate, for the shares surrendered, to the person or persons entitled thereto.

SECTION 3. Returned Certificates. All certificates for shares returned to the Corporation for transfer shall be marked "CANCELED" or "VOID" with the date of cancellation, and the transaction shall be immediately noted in the stock transfer book of the Corporation. The returned certificate may be inserted in the certificate book or may be destroyed.

SECTION 4. Lost Certificates. In case of loss, mutilation or destruction of a stock certificate, a duplicate certificate may be issued upon such terms as may be determined or authorized by the Board of Directors or by the President if the Board does not do so.

ARTICLE VII-- DIVIDENDS

                  The Board of Directors may authorize and the Corporation may pay dividends to its shareholders subject to the limitations of this Article. No dividend shall be paid if, after giving it effect: (a) the Corporation would not be able to pay its debts as they become due in the usual course of business; or
(b) the Corporation's total assets would be less than the sum of its total liabilities. The Board of Directors may base a determination that dividends are not prohibited under this Article either on financial statements prepared on the basis of accounting practices and principals that are reasonable in the circumstances, on a fair valuation or any other method that is reasonable in the circumstances.

ARTICLE VIII-- SEAL OF THE CORPORATION

                  The seal of the Corporation shall be adopted by the Board of Directors and may be changed from time to time in the discretion of the directors. The presence or absence of the seal on or from a writing shall neither add to nor detract from the legality thereof nor effect its validity in any manner or respect.

ARTICLE IX-- RECORD DATE

                  The record date for the determination of shareholders entitled to notice of and to vote at any annual or special meeting of the shareholders or for determining shareholders entitled to a distribution, shall be the date as from time to time established by the directors as the "record date", provided, however, that no such record date shall be more than seventy (70) days before the meeting or action requiring a determination of shareholders.

ARTICLE X-- MISCELLANEOUS

SECTION 1. Contracts. The Board of Directors may authorize any officer or officers, agent or agents to enter into any contract or execute mad deliver any instrument in the name of and on behalf of the Corporation, and such authority may be general or confined to specific instances. No loans shall be made in the name of the Corporation and no evidence of such indebtedness shall be issued in the name of the Corporation unless authorized by the Board of Directors.

SECTION 2. Fiscal Year. The fiscal year of the Corporation shall commence or end at such time as the Board of Directors may designate.

SECTION 3. Bank Deposits, Checks, Etc. The funds of the Corporation shall be deposited in the name of the Corporation or any division thereof in such banks or trust companies in the United States of America or elsewhere as may be designated from time to time by the Board of Directors or by such officer or officers as the Board may authorize to make such designations.

           All checks, drafts or other orders for the withdrawal of funds from any bank account shall be signed by such person or persons as may be designated from time to time by the Board of Directors. The signatures on checks, drafts of other orders for the withdrawal of funds may be in facsimile if authorized in the designation.

ARTICLE XI-- BOOKS AND RECORDS

SECTION 1. Place of Keeping Books. Unless otherwise expressly required by the laws of the Commonwealth of Kentucky, the books and records of the Corporation may be kept outside of the Commonwealth of Kentucky.

SECTION 2. Examination of Books. Except as may otherwise by provided by the laws of the Commonwealth of Kentucky, the Articles of Incorporation or these Bylaws, the Board of Directors shall have power to determine from time to lime whether, to what extent, at what times and places, and under what conditions, any of the accounts, records and books of the Corporation are to be open to the inspection of any shareholder. No shareholder shall have any right to inspect any account, book or document of the Corporation except as prescribed by statute or authorized by express resolution of the shareholders or of the Board of Directors.

ARTICLE XII-- NOTICES

SECTION 1. Requirements of Notice. Whenever notice is required to be given by statute, the Articles of Incorporation or these Bylaws, it shall not mean personal notice unless so specified, but such notice may be given ire writing by depositing the same in a post office, letter box or mail chute, postpaid and addressed to the person to whom such notice is directed at the address of such person on the records of the Corporation, and such notice shall be deemed given at the time when the same shall be thus mailed.

SECTION 2. Waivers. Any shareholder, director or officer may, in writing or by telegram or cable, at any time waive any notice or other formality required by statute, the Articles of Incorporation or these Bylaws. Such waiver of notice, whether given before or after any meeting or action, shall be deemed equivalent to notice. Presence of a shareholder, either in person or by proxy, at any shareholders' meeting, and presence of any director at any meeting of the Board of Directors, shall constitute a waiver of such notice as may be required by any statute, the Articles of Incorporation or these Bylaws.

ARTICLE XIII-- INDEMNIFICATION OF DIRECTORS & OFFICERS

SECTION 1. Definitions. As used in this article, the term "person" means any past, present or future director or officer of the Corporation.

SECTION 2. Indemnification Granted. The Corporation shall indemnify, to the full extent and under the circumstances permitted by the Kentucky Business Corporation Act in effect, from time to time, any person as defined above, made or threatened to, be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he is or was a director, officer of the Corporation, or designated officer of an operating division of the Corporation, or is or was an employee or agent of the Corporation, or is or was serving at the specific request of the Corporation as a director, officer, employee or agent of another company or other enterprise in which the Corporation should own, directly or indirectly, an equity interest or of which it may be a creditor.

                  This right of indemnification shall not be deemed exclusive of any other rights to which a person indemnified herein may be entitled by bylaw, agreement, vote of shareholders or disinterested directors, the Kentucky Business Corporation Act, or otherwise, and shall continue as to a person who has ceased to be a director, officer, designated officer, employee or agent, and shall inure to tile benefit of the heirs, executors, administrators and other legal representatives of such person. It is not intended that the provisions of this Article be applicable to, and they are not to be construed as granting indemnity with respect to, matters as to which indemnification would be in contravention of the laws of Kentucky or the United States of America, whether as a matter of public policy or pursuant to statutory provision.

ARTICLE XIV-- AMENDMENTS

                  These Bylaws may be altered, amended, repealed or restated by a majority of the Board of Directors or by the shareholders of the Corporation.

EXHIBIT 99.1 PROXY STATEMENT OF CITIZENS FIRST CORPORATION



                  NOTICE OF 2003 ANNUAL MEETING OF SHAREHOLDERS
                          OF CITIZENS FIRST CORPORATION
                     TO BE HELD ON THURSDAY, APRIL 17, 2003

         The 2003 annual meeting of shareholders of Citizens First Corporation will be held at the Carroll Knicely Institute for Economic Development and Public Service-South Campus, 2355 Nashville Road, Bowling Green, Kentucky, on Thursday, April 17, 2003 at 5:00 p.m., local time, for the following purposes:

(1) To elect four directors for three year terms ending in 2006 and until their successors are elected and qualify;

(2)      To consider and approve the Citizens First Corporation 2002
         Stock Option Plan;

(3) To consider and approve the Citizens First Corporation 2003 Stock Option Plan for Non-Employee Directors;

(4) To consider and approve an amendment to our articles of incorporation to increase the number of authorized shares of common stock to 5,000,000;

(5) To consider and act upon a proposal to ratify the appointment of BKD, LLP as our independent accountants and auditors for 2003; and

(6) To transact such other business as may properly come before the meeting.

         Please consult the accompanying proxy statement for further information concerning the annual meeting, the election of directors and other matters.

         March 1, 2003 is the record date for the determination of shareholders entitled to notice of, and to vote at, the annual meeting. Only shareholders of record at the close of business on that date are entitled to vote at the meeting or any adjournments thereof.

         You are cordially invited to attend the annual meeting in person. If you cannot, please sign and date the accompanying form of proxy and return it promptly in the return envelope enclosed for your use. No postage is required if the envelope is mailed in the United States.

                       By Order of the Board of Directors

                            /s/James H. Lucas
                            -----------------
                               JAMES H. LUCAS, Secretary

Bowling Green, Kentucky
March 14, 2003

                           CITIZENS FIRST CORPORATION
                               1805 Campbell Lane
                          Bowling Green, Kentucky 42104



                                 PROXY STATEMENT

         This proxy statement is furnished in connection with the solicitation of proxies by our board of directors to be voted at the 2003 annual meeting of shareholders of Citizens First Corporation to be held on Thursday, April 17, 2003, at 5:00 p.m., local time, and at any adjournments of the meeting.

         This proxy statement and the accompanying form of proxy are being first released to shareholders on or about March 14, 2003.

                                    IMPORTANT

SHAREHOLDERS CAN HELP US AVOID THE NECESSITY AND EXPENSE OF SENDING FOLLOW-UP LETTERS TO ENSURE A QUORUM BY PROMPTLY RETURNING THE ENCLOSED PROXY. PLEASE MARK, DATE, SIGN AND RETURN THE ENCLOSED PROXY IN ORDER THAT THE NECESSARY QUORUM MAY BE REPRESENTED AT THE MEETING. THE ENCLOSED ENVELOPE REQUIRES NO POSTAGE IF MAILED IN THE UNITED STATES.

                                     VOTING

         Only shareholders of record of our common stock at the close of business on March 1, 2003 are entitled to notice of, and to vote in person or by duly authorized proxy at, the annual meeting. On the record date, there were 643,053 shares of common stock outstanding and entitled to vote.

         Each share is entitled to one vote on all matters that may come before the annual meeting. If the accompanying form of proxy is properly signed and returned prior to the annual meeting, the shares it represents will be voted at the annual meeting in accordance with the directions, if any, noted thereon. If no contrary directions are given, the shares will be voted:

o        for the nominees for director named in this proxy statement,
o        for the proposal to approve the 2002 Stock Option Plan,
o for the proposal to approve the 2003 Stock Option Plan for Non-Employee Directors,
o for the amendment to the articles of incorporation to increase the number of authorized shares of common stock to 5,000,000,
o for the proposal to ratify the appointment of BKD, LLP as our independent public accountants for 2003, and
o        on any other matters that may come before the annual meeting.

         Any shareholder giving a proxy may revoke it at any time before the shares it represents are voted by giving written notice of such revocation to the secretary of Citizens First

Corporation at the address shown above or by delivering a later dated proxy or by voting in person at the annual meeting.

         The presence in person or by proxy of the holders of a majority of the outstanding shares of common stock will constitute a quorum for the transaction of business at the annual meeting. Abstentions and broker non-votes are counted for purposes of determining the existence of a quorum. A broker non-vote occurs when a nominee holding shares for a beneficial owner does not vote on a particular proposal because the nominee does not have discretionary voting power with respect to that item and has not received voting instructions from the beneficial owner.

         The affirmative vote of a plurality of the votes duly cast is required for the election of directors (that is, the nominees receiving the greatest number of votes will be elected). The approval of the 2002 Stock Option Plan will require the affirmative vote of the majority of shares present in person or represented by proxy at the annual meeting and entitled to vote thereon. The approval of the amendment to the articles of incorporation, the 2003 Stock Option Plan for Non-Employee Directors and each other item to be voted on at the annual meeting will require the affirmative vote of the holders of a majority of the votes cast at the annual meeting. Abstentions and broker "non-votes" are not counted as votes cast on any matter to which they relate.

         A NOTE ABOUT OUR COMMON STOCK OFFERING. In February, we filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for the offering and sale of up to $10,000,000 of shares of our common stock. As of the record date, the offering had not been completed and the results of the offering are not reflected in our disclosures in this proxy statement. If you purchase shares in the offering, you will not have owned those shares on the record date of the annual meeting and you therefore will not have the right to vote those shares at the annual meeting.

                                 SHARE OWNERSHIP

         The following table sets forth certain information as of March 1, 2003 concerning the number and percentage of shares of the common stock beneficially owned by our directors and executive officers, and by all of our directors and executive officers as a group. Except as noted below, all shares are owned directly, and the named person possesses sole voting and sole investment power with respect to all such shares. We are not aware of any person or persons who beneficially own in excess of 5% of our common stock. Further, we are not aware of any arrangement which at a subsequent date may result in a change of control of Citizens First Corporation.

                         NUMBER OF SHARES              PERCENT OF ALL
NAME                     BENEFICIALLY OWNED            SHARES OWNED
-----                    ------------------            ------------
DIRECTORS:
Jerry E. Baker                     16,000                  2.49%
Billy J. Bell                      20,000                  3.11%
Barry D. Bray                       9,400(1)               1.46%
Mary D. Cohron                     16,000                  2.49%

Floyd H. Ellis                     18,645                  2.90%
Sarah Glenn Grise                   1,050                  0.16%
John J. Kelly                           0                     0%
James H. Lucas                     10,430(2)               1.56%
Joe B. Natcher, Jr.                 6,700(3)               1.04%
John T. Perkins                    10,000(4)               1.56%
Jack Sheidler                      11,080                  1.72%
Wilson Stone                            0                     0%
EXECUTIVE OFFICERS:
M. Todd Kanipe                        750                  0.12%
Bill D. Wright                        500                  0.08%
ALL DIRECTORS AND EXECUTIVE
 OFFICERS AS A GROUP (14          120,555                 18.75%
  PERSONS)
-------------
(1) Includes 1,000 shares held by Mr. Bray's wife.
(2) Includes 10,000 shares held by Mr. Lucas' wife.
(3) Shares are jointly owned with Mr. Natcher's wife.
(4) Includes 3,333 shares held in an individual retirement account for the benefit of Mr. Perkins' wife.

                              ELECTION OF DIRECTORS

         Our board of directors is divided into three classes, each consisting as nearly as possible of one third of the total number of directors. Presently, the board has twelve members, with each class consisting of four directors. At the annual meeting, four directors will be elected to serve as Class III directors for three-year terms ending in 2006 and until their successors are elected and qualify.

         Unless a proxy is marked to give a different direction, the shares it represents will be voted to elect the four nominees named in the following table. Ms. Cohron, Mr. Baker and Mr. Ellis were elected at the 2000 annual meeting of shareholders and Mr. Kelly was appointed as a Class III director in 2003 by the board of directors to fill a vacancy created by an increase in the number of directors. All of the nominees have agreed to serve if elected. If there are additional nominees at the meeting, the nominees receiving the highest number of votes will be elected to the available directorships.

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


        NAME, AGE, AND PRESENT             DIRECTOR                     PRINCIPAL OCCUPATION OR EMPLOYMENT
              POSITION(S)                    SINCE                        DURING PAST FIVE OR MORE YEARS

CLASS III NOMINEES FOR ELECTION AT THE ANNUAL MEETING:

Jerry E. Baker (71)                          1998       Chairman, Airgas Mid-America,  Inc., an industrial gas and welding
Director                                                equipment supplier

Mary D. Cohron (55)                          1998       President   and  Chief   Executive   Officer  of  Citizens   First
Director, President and Chief                           Corporation   and  Citizens  First  Bank  since  August  1998  and
Executive Officer                                       February 1999,  respectively;  previously,  Board Team Development
                                                        Services  Provider  for Kentucky  School  Boards  Association  and
                                                        strategic planning and business consultant
Floyd H. Ellis (76)                          1998       Retired  President  and  Chief  Executive  Officer,  Warren  Rural
Chairman of the Board of  Directors                     Electric Cooperative Corporation

John J. Kelly (68)                           2003       Dentist
Director

CLASS I DIRECTORS WHOSE TERMS EXPIRE IN 2004:


Billy J. Bell (69)                           1998       Co-owner and  Secretary/Treasurer of Mid-South Feeds, Inc., a feed
Director                                                manufacturer

James H. Lucas (70)                          1998       Of Counsel, English, Lucas, Priest & Owsley, a law firm
Director

Joe B. Natcher, Jr. (45)                     1998       President and Chief Executive  Officer of Southern Foods,  Inc., a
Director                                                food service distributor

Jack Sheidler (46)                           2002       Real estate developer in Kentucky, Oklahoma and Tennessee
Director

CLASS II DIRECTORS WHOSE TERMS EXPIRE IN 2005:

Barry D. Bray (56)                           1999       Vice   President  and  Chief  Credit  Officer  of  Citizens  First
Director,   Vice  President  and  Chief                 Corporation  and  Citizens  First  Bank  since  January  1999  and
Credit Officer                                          February 1999, respectively;  previously, Executive Vice President and  Chief  Credit  Officer  of Trans  Financial  Bank  from  1982 through 1998

Sarah Glenn Grise (46)                       2002       Civic  volunteer;  formerly,  General Manager of TKR
Director                                                Cable of Southern Kentucky

John T. Perkins (60)                         1998       Consultant  to  Citizens  First  Bank  since  January  2002;  Vice
Director                                                President   and  Chief   Operating   Officer  of  Citizens   First
                                                        Corporation and Citizens First Bank from August 1998 and February
                                                        1999, respectively, through 2001; previously, bank

                                                        consultant from April
                                                        1995 to July 1998 and
                                                        Chief Operating Officer,
                                                        Trans Financial Bank,
                                                        from July 1973 to April
                                                        1995
Wilson Stone (50)                            2002       Allen  County,  Kentucky  farmer and Board  Trainer  for  Kentucky
Director                                                School Boards Association

NON-DIRECTOR EXECUTIVE OFFICERS:

Bill D. Wright (43)                                     Vice President,  Chief Financial Officer and Treasurer of Citizens
Vice  President  and  Chief   Financial                 First   Corporation  and  Citizens  First  Bank  since  May  2000;
Officer                                                 previously  Assistant Controller and Assistant Treasurer for Trans
                                                        Financial Bank, Inc.
M. Todd Kanipe (34)
Vice President and Trust                                Vice President and TrustRelationship Manager of Citizens
Relationship Manager                                    First Vice President and Trust Relationship Bank since 1999; previously commercial lender for Trans Financial Bank, Inc.

         Our board of directors has two standing committees: the Audit Committee and the Compensation Committee. We have not established a standing nominating committee or a committee performing similar functions.

         The Audit Committee held three meetings during 2002. The members of the Audit Committee for 2002 were Ms. Grise and Messrs. Baker, Bell, Ellis, Lucas, Natcher, Sheidler and Stone. All members of our Audit Committee are independent directors (as independence is defined in Rule 4200(a)(14) of the National Association of Securities Dealers' listing standards).

         The Audit Committee's functions are [i] to recommend to the board of directors the accounting firm to be selected as the independent auditors for Citizens First Corporation and its subsidiaries and [ii] to act on behalf of the board of directors in meeting with the independent auditors and the appropriate corporate officers to review matters relating to corporate financial reporting and accounting procedures and policies, the adequacy of financial, accounting and operating controls, and the scope of the audits of our independent auditors and any internal auditor. In addition, the Audit Committee is responsible for reviewing and reporting the results of each audit and making recommendations it may have to the board of directors with respect to financial reporting and accounting practices, policies, controls and safeguards. The Audit Committee has adopted a written charter, a copy of which is attached to this proxy statement as Appendix A.

         The Compensation Committee establishes the compensation arrangements for our executive officers. The Compensation Committee held one meeting during 2002. The members of the Compensation Committee during 2002 were Ms. Grise and Messrs. Baker, Bell, Ellis and Sheidler.

         Five meetings of the board of directors were held during 2002. All of our directors attended 75% or more of the combined total of the meetings of the board of directors and of all committees on which they served.

                       APPROVAL OF 2002 STOCK OPTION PLAN

         On December 9, 2002, the board of directors adopted the 2002 Stock Option Plan, which also became effective on the same date subject to the approval of the shareholders at the annual meeting. The purpose of the plan is to afford key employees an incentive to remain in the employ of Citizens First Corporation and its subsidiaries and to use their best efforts on its behalf and to aid Citizens First Corporation and its subsidiaries in attracting, maintaining and developing capable personnel of a caliber required to ensure our continued success.

         At the annual meeting, shareholders will be asked to approve the 2002 Stock Option Plan. Approval of the plan by our shareholders is required to qualify the options for favorable tax treatment as incentive stock options under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The plan will not become effective unless approved by the holders of record of a majority of the shares of our common stock present in person or represented by proxy at the annual meeting.

         THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE FOR APPROVAL OF THE 2002 STOCK OPTION PLAN.

         The following constitutes a brief discussion of the material features of the plan and is qualified in its entirety by reference to the copy of the 2002 Option Plan which is attached as Appendix B to this proxy statement.

         The plan permits the grant of both incentive stock options or ISOs, within the meaning of Section 422 of the Code, and nonqualified stock options or NSOs. Employees designated by the Compensation Committee, including officers, may be granted incentive and nonqualified stock options. As of March 1, 2003, we had 51 full time equivalent employees.

         The plan will be administered by the Compensation Committee. The Compensation Committee selects the employees who will be granted options and determines the number of shares subject to each option, fixes the period during which each option may be exercised and fixes the prices at which shares subject to options may be purchased. The Compensation Committee will make any other determinations necessary or advisable for the administration of the plan.

         120,000 shares of common stock will be reserved for issuance under the plan. The shares to be issued under the plan will be currently authorized but unissued shares of common stock. The number of shares of common stock available under the plan or under an option will be automatically adjusted in the event of a stock dividend, stock split, reorganization, merger, combination or exchange of shares or like event. Shares of common stock subject to unexercised options that expire or are terminated prior to the end of the period during which options may be granted will be restored to the number of shares available for issuance under the plan.

         Each option granted under the plan will be evidenced by an agreement which will establish the period in which the option may be exercised. The maximum term of each ISO is ten years except for an ISO granted to an employee beneficially owning more than ten percent of the common stock (a "ten percent shareholder"). The exercise period for ISOs granted to a ten percent shareholder will not exceed five years from the date of grant. The exercise price of all ISOs and NSOs granted under the plan must be at least 100% of the fair market value of such shares on the date of grant or, in the case of an ISO granted to a ten percent shareholder, 110% of the fair market value of such shares on such date. There is also a $100,000 limit on the value of stock (determined as of the date of grant) covered by ISOs that first become exercisable by an optionee in any calendar year.

         The purchase price of the shares to be paid at the time of exercise may be paid in cash by the optionee or a broker utilized by the optionee or in such other consideration as the Compensation Committee deems appropriate, including common stock already owned by the optionee.

         Options granted pursuant to the plan are not transferable except upon the death of an optionee, in which event they may be transferred only by will or in accordance with and to the extent provided for in the laws of descent and distribution. If an optionee's employment with us shall terminate for any reason other than death, disability or retirement, all rights to exercise options shall terminate at the date of such termination of employment. If an optionee's employment is terminated due to death or disability, the optionee's options may be exercised at the earlier of the expiration date of the options or one year after the date of termination. If an optionee's employment terminates by reason of retirement, unless provided otherwise in the option agreement, the optionee's right to exercise his or her options shall terminate at the earlier of the expiration date of the options or three months after termination of employment. The Compensation Committee may provide in the option agreement for the lapse of an option sooner than the foregoing times.

         ISOs granted under the plan are intended to be "incentive stock options" as defined by Section 422 of the Code. Under present law, the optionee of an ISO will not realize taxable income upon the grant or the exercise of the ISO. We will not receive an income tax deduction at either such time. If the optionee does not dispose of the shares of the common stock acquired upon exercising an ISO within either (i) two years after the grant of the ISO, or
(ii) one year after the date shares of the common stock are transferred to the optionee pursuant to the exercise of the ISO, the gain upon a subsequent disposition of the shares will be taxed at capital gain rates. If the optionee, within either of the above periods, disposes of the shares of common stock acquired upon exercise of the ISO, the optionee will recognize as ordinary income an amount equal to the difference between the exercise price and the fair market value of the shares on the date of exercise. In such event, we would be entitled to a corresponding income tax deduction equal to the amount recognized as ordinary income by the optionee. The gain in excess of such amount recognized by the optionee as ordinary income would be taxed as long-term capital gain or short term capital gain (subject to the holding period requirements for long-term or short-term capital gain treatment).

         The exercise of an ISO will result in the excess of the stock's fair market value on the date of exercise over the exercise price being included in the optionee's alternative minimum taxable income. Liability for the alternative minimum tax is complex and depends upon an individual's overall tax situation.

         Upon exercise of an NSO granted under the plan or upon the exercise of an ISO that does not qualify for the tax treatment described above, the optionee will realize ordinary income in an amount equal to the excess of the fair market value of the shares of the common stock received over the exercise price of such shares. That amount increases the optionee's basis in the stock acquired pursuant to the exercise of the NSO or ISO not qualifying for the tax treatment described above. Upon a subsequent sale of the stock, the optionee will recognize short-term or long-term capital gain or loss depending upon his holding period for the stock and upon the stock's subsequent appreciation or depreciation in value. We will be allowed a federal income tax deduction for the amount recognized as ordinary income by the optionee upon the optionee's exercise of the option.

         Awards of options under the plan will be made at the discretion of the Compensation Committee. Therefore, it is not presently possible to determine the benefits or amounts that will be received by any individuals or groups pursuant to the plan in the future. Except for the 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors described below, we do not have any other compensation plans under which our equity securities are authorized for issuance.

        APPROVAL OF THE 2003 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

         On January 17, 2003, the board of directors adopted the 2003 Stock Option Plan for Non-Employee Directors, which also became effective on the same date subject to the approval of the shareholders at the annual meeting. The purpose of the plan is to assist us in promoting a greater identity of interest between our non-employee directors and our shareholders and in attracting and retaining non-employee directors by affording them an opportunity to share in our future successes.

         At the annual meeting, shareholders will be asked to approve the 2003 Stock Option Plan for Non-Employee Directors. The plan will not become effective unless approved by the holders of a majority of the votes cast at the annual meeting.

         THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE FOR APPROVAL OF THE 2003 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS.

         The following constitutes a brief discussion of the material features of the plan and is qualified in its entirety by reference to the copy of the plan which is attached as Appendix C to this proxy statement.

         The plan permits the grant of nonqualified stock options to our non-employee directors. Non-employee directors are members of the board of directors who are not full-time employees of Citizens First Corporation or any subsidiary. The Compensation Committee will make any determinations necessary or advisable for the administration of the plan.

         40,000 shares of common stock will be reserved for issuance under the plan. The shares to be issued under the plan will be currently authorized but unissued shares of common stock. The number of shares of common stock available under the plan or under an option will be automatically adjusted in the event of a stock dividend, stock split, reorganization, merger, combination or exchange of shares or like event. Shares of common stock subject to unexercised options that expire or are terminated prior to the end of the period during which options may be granted will be restored to the number of shares available for issuance under the plan.

         On the date of each annual meeting of shareholders, each non-employee director will be awarded an option to purchase shares of common stock in an amount to be determined by the Compensation Committee. Any person who becomes a non-employee director following the date of the annual meeting, whether by appointment or election as a director or a change in status from a full-time employee, will be awarded an option to purchase shares of common stock in the amount as determined by the Compensation Committee.

         Options granted under the plan will be immediately exercisable and, if not exercised, will lapse at the earliest of ten years from the date of grant or the date set in the agreement evidencing the option. The exercise price of any option will be the fair market value on the date of grant. The purchase price of the shares to be paid at the time of exercise may be paid in cash by the optionee or a broker utilized by the optionee or in such other consideration as the Compensation Committee deems appropriate, including common stock already owned by the optionee.

         Options granted pursuant to the plan are not transferable except upon the death of an optionee, in which event, they may be transferred only by will or in accordance with and to the extent provided for in the laws of descent and distribution. Upon a director's termination of service as a director, any and all outstanding options held by the director shall remain effective and may be exercised for a period of one year after the date of such termination.

         Upon exercise of an option granted under the plan, the optionee will realize ordinary income in an amount equal to the excess of the fair market value of the shares of the common stock received over the exercise price of such shares. That amount increases the optionee's basis in the stock acquired pursuant to the exercise of the option. Upon a subsequent sale of the stock, the optionee will recognize short-term or long-term capital gain or loss depending upon his holding period for the stock and upon the stock's subsequent appreciation or depreciation in value. We will be allowed a federal income tax deduction for the amount recognized as ordinary income by the optionee upon the optionee's exercise of the option.

             PROPOSED AMENDMENT TO THE ARTICLES OF INCORPORATION TO
                      INCREASE THE AUTHORIZED COMMON STOCK

         The board of directors has adopted and recommended to the shareholders a proposal to amend our articles of incorporation to increase the number of authorized shares of our no par value common stock from 2,000,000 to 5,000,000 shares. On March 1, 2003, there were 643,053 shares of common stock outstanding.

         At March 1, 2003, there were 160,000 shares of common stock reserved for issuance under our proposed stock option plans. In addition, in February, we filed a registration statement with the Securities and Exchange Commission for the offering and sale of up to $10 million of shares of common stock. We may also be required to issue shares of our common stock in connection with our recent acquisition of Commonwealth Mortgage Company of Bowling Green and Southern Kentucky Title Insurance. Except as described above or to the extent that we may issue shares of common stock pursuant to our stock option plans, we have not entered into any agreements or understandings, and have no present plans, for the issuance of additional shares of common stock, but desire to have such shares available for future issuances as the need may arise. No further shareholder approval would be required prior to the issuance of the additional shares authorized by this amendment.

         The board of directors' purpose in proposing the increase in the number of authorized shares of common stock is to have shares available for future issuances from time to time as and when the board of directors determines that such issuances may be desirable. The additional shares of common stock could be used to dilute the stock ownership of a person seeking to obtain control of Citizens First Corporation or could be privately placed with purchasers who would support the board of directors in opposing a hostile takeover attempt. This proposal to amend the articles of incorporation is not a response to any effort of which we are aware to accumulate our common stock or obtain control of Citizens First Corporation, nor is it part of a plan by management to recommend a series of similar amendments to the board of directors and shareholders. The board of directors does not presently contemplate recommending the adoption of any other amendments to the articles of incorporation which could be construed to affect the ability of third parties to take over or change control of Citizens First Corporation.

         The current articles of incorporation and bylaws of Citizens First contain other provisions which could be viewed as discouraging takeovers, including a staggered board of directors, authorized but unissued preferred stock with respect to which the board of directors retains the power to determine voting rights, limitations on the ability to call special meetings of shareholders, and procedures to be complied with in order for a matter to be properly before a meeting of shareholders. The adoption of this proposed amendment to the articles of incorporation may render more difficult or discourage certain transactions such as a merger, tender offer or proxy contest or assumption of control by a holder of a larger block of our securities and the removal of incumbent management, but the board of directors believes that encouraging potential acquirers to negotiate with the board of directors on a potential acquisition is in our best interest.

         In addition to common stock, under our current articles of incorporation we are authorized to issue 500 shares of preferred stock, in series. As of March 1, 2003, there were no such shares of preferred stock outstanding, but pursuant to a shareholder rights plan adopted by the board of directors, rights have been issued to the holders of our common stock entitling such holders, subject to the terms of such plan, to acquire shares of our preferred stock.

         The adoption of this proposed amendment to the articles of incorporation requires that the number of votes cast in favor of the proposal exceed the number of votes cast in opposition to the proposal. The complete text of the proposed amendment to the articles of incorporation is set forth on Appendix D to this proxy statement; however, such text is subject to change as may be required by the Kentucky Secretary of State.

         THE BOARD OF DIRECTORS RECOMMENDS THAT THE SHAREHOLDERS APPROVE THIS PROPOSED AMENDMENT TO OUR ARTICLES OF INCORPORATION TO INCREASE THE NUMBER OF AUTHORIZED SHARES OF COMMON STOCK.

                             EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by Citizens First Corporation and Citizens First Bank to or on behalf of our President and Chief Executive Officer and each other executive officer who had annual salary and bonus that exceeded $100,000 in 2002. Disclosure for other officers is not required because none had annual salary and bonus that exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                         ALL OTHER
NAME AND PRINCIPAL POSITION                              YEAR          SALARY          COMPENSATION
---------------------------                              ----          ------          ------------
Mary D. Cohron, President and Chief Executive Officer    2002         $135,000              $7,756
                                                         2001         $108,000              $6,519
                                                         2000         $ 96,437              $5,593
Bill D.  Wright,  Vice  President  and Chief  Financial  2002         $107,960              $6,938
Officer                                                  2001         $ 86,071              $5,809
                                                         2000         $ 52,308              $3,245
-------------------------
(1)      Other compensation for 2002 includes: (a) the match of up to 3% of the officer's salary under the Savings Incentive Match Plan for Employees
         ($3,750 for Ms. Cohron and $2,939 for Mr. Wright); (b) the cost of life insurance premiums paid on behalf of the officer for coverage equal to annual salary ($348 for Ms. Cohron and $341 for Mr. Wright); and (c)
         the portion of the cost of health insurance coverage for such officer that is paid by Citizens First ($3,658 for each of Ms. Cohron and Mr.
         Wright). All of our full-time employees receive similar benefits.

EMPLOYMENT AGREEMENTS

         Citizens First and Mary D. Cohron entered into an employment agreement dated September 14, 1998, which provides for the employment of Ms. Cohron as our President and Chief Executive Officer. The agreement provides for payment to Ms. Cohron of an initial annual salary of $95,000, subject to adjustment by the board of directors. Such salary is exclusive of any bonus which may be paid in the determination of the board of directors based on our performance. The agreement was automatically renewed for a new three year term on August 1, 2001, and may be terminated by us upon 60 days notice for cause (as defined in the agreement) and without cause. In the event the agreement is terminated without cause, we will be obligated to pay Ms. Cohron the value of accrued fringe benefits through the date of termination and compensation equal to a full year's salary. Ms. Cohron may voluntarily terminate her employment upon 60 days notice. In the event of Ms. Cohron's termination of employment prior to the natural expiration of the agreement, Ms. Cohron will be prohibited for one year from performing in Warren County and any contiguous county duties for a banking organization comparable to the duties performed for us or Citizens First Bank.
                                       11

         Citizens First and Bill D. Wright are parties to an employment agreement effective May 15, 2000 which provides for Mr. Wright's employment by us as Chief Financial Officer. The agreement provides for the payment to Mr. Wright of an initial annual salary of $85,000, subject to adjustment by the board of directors. The agreement continues through May 14, 2003, and will be automatically renewed for a new three year term unless either party gives 60 days prior notice that it does not intend to renew the agreement. The employment agreement may be terminated by us upon 60 days notice for cause (as defined in the agreement) and without cause. In the event the agreement is terminated without cause, we will be obligated to pay Mr. Wright the value of accrued fringe benefits through the date of termination and compensation equal to a full year's salary. Mr. Wright may voluntarily terminate his employment upon 60 days notice. In the event of termination of employment prior to the natural expiration of the agreement, Mr. Wright will be prohibited for one year from performing in Warren County or any contiguous county duties for a banking organization comparable to the duties performed for us or Citizens First Bank.

DIRECTOR COMPENSATION

         Our directors receive $200 per month for each month in which they attend a board of directors or board committee meeting. We also reimburse directors for the expenses they incur to attend the meetings. Upon approval by the shareholders at the annual meeting, the 2003 Stock Option Plan for Non-Employee Directors will provide for the issuance to our non-employee directors of options to purchase up to an aggregate of 40,000 shares of our common stock.

                              CERTAIN TRANSACTIONS

         Through Citizens First Bank, we have had and expect in the future to have banking transactions in the ordinary course of business with our directors and executive officers and their associates. All loans to such persons or their associates have been on the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others, and have not involved more than normal risk of collectibility or other unfavorable features.

                             AUDIT COMMITTEE REPORT

         The Audit Committee has reviewed and discussed our audited financial statements for the year ended December 31, 2002 with our management. The Committee has also reviewed and discussed with BKD, LLP, our independent auditors, the matters required to be discussed by SAS 61 (Codification of Statements on Auditing Standards), as modified and supplemented, relating to the conduct, scope and results of the audit, has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as modified and supplemented, and has discussed with the independent accountants the independent accountant's independence.

         Based upon such review and discussions, the Audit Committee recommended to the board of directors that, and the board of directors has approved, the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended
December 31, 2002. The board of directors and the Audit Committee have also recommended, subject to shareholder ratification, the selection of our independent accountants.

                         Members of the Audit Committee:

                       Jerry D. Baker      Billy J. Bell
                       Floyd H. Ellis      Sarah Glenn Grise
                       James H. Lucas      Joe B. Natcher, Jr.
                       Jack Sheidler       Wilson Stone

          RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         The board of directors, upon recommendation of its Audit Committee, has appointed BKD, LLP as our independent auditors with respect to its operations for the year 2003, subject to ratification by the shareholders. In taking this action, the members of the board of directors and the Audit Committee considered carefully BKD, LLP's performance in that capacity since its original retention in 2000, its independence with respect to the services to be performed and its general reputation for adherence to professional auditing standards.

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

AUDIT FEES

         The aggregate fees incurred for professional services for the audit of our annual financial statements for the year ended December 31, 2002 and for the reviews of our interim financial statements included in our Forms 10-Q for the year ended December 31, 2002 were $41,914.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         We were not billed any fees for professional services rendered in connection with the design and/or implementation of our financial information systems by BKD, LLP for the year ended December 31, 2002.

ALL OTHER FEES

         There were no fees billed for services rendered by BKD, LLP, other than the services covered under the caption "Audit Fees" above, for the year ended December 31, 2002.

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

                              SHAREHOLDER PROPOSALS

         Any proposal that a shareholder may desire to be included in the board of directors' proxy statement for presentation at the 2004 annual meeting of shareholders must be received not later than November 11, 2003 in order to be considered for inclusion. All such proposals should be sent to the Secretary of Citizens First Corporation at 1805 Campbell Lane, Bowling Green, Kentucky 42104. Shareholder proposals submitted after January 26, 2004 will be considered untimely, and the proxy solicited by us for next year's annual meeting may confer discretionary authority to vote on any such matters without a description of them in the proxy statement for that meeting.

                             SOLICITATION OF PROXIES

         This solicitation of proxies by the board of directors is being conducted primarily by mail. We will bear the costs of the solicitation, which may include reimbursement paid to brokerage firms and others for their reasonable expenses in forwarding solicitation material for the meeting to beneficial owners. Certain officers, directors, and regular employees may also solicit proxies on behalf of the board of directors by means of telephone calls, personal interviews, and mail at no additional expense to us.

                       By order of the Board of Directors

                            /s/James H. Lucas
                               --------------
                               James H. Lucas, Secretary

Bowling Green, Kentucky
March 14, 2003


         ALL SHAREHOLDERS WHO DO NOT EXPECT TO ATTEND THE ANNUAL MEETING ARE URGED TO COMPLETE, DATE, SIGN, AND RETURN THE ACCOMPANYING FORM OF PROXY IN THE RETURN ENVELOPE ENCLOSED FOR THAT PURPOSE.

                                   APPENDIX A

                           CITIZENS FIRST CORPORATION
                             AUDIT COMMITTEE CHARTER

         1.       PURPOSE

                  The primary functions of the Audit Committee are to assist the Board of Directors in fulfilling its oversight responsibilities with respect to:
(i) the Company's systems of internal controls regarding finance, accounting, legal compliance and ethical behavior; (ii) the Company's auditing, accounting and financial reporting processes generally; (iii) the Company's financial statements and other financial information provided by the Company to its shareholders, the public and others; and (iv) the performance of the Company's independent auditors. Consistent with these functions, the Committee will encourage continuous improvement of, and foster adherence to, the Company's policies, procedures and practices at all levels.

                  Although the Committee has the powers and responsibilities set forth in this Charter, the role of the Committee is oversight. The members of the Committee are not full-time employees of the Company and may or may not be accountants or auditors by profession or experts in the fields of accounting or auditing and, in any event, do not serve in such capacity. Consequently, it is not the duty of the Committee to conduct audits or to determine that the Company's financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles and applicable rules and regulations. These are the responsibilities of management and the independent auditors.

         2.       ORGANIZATION

                  The Audit Committee shall be comprised of three or more directors as determined by the Board of Directors, each of whom shall satisfy the applicable independence, financial literacy and experience requirements of
Section 10A of the Securities Exchange Act of 1934 and any other regulatory requirements.

                  Committee members shall be elected by the Board annually. Members shall serve until their successors shall be duly elected and qualified. The Committee's chairperson shall be designated by the full Board or, if it does not do so, the Committee members shall elect a chairperson by vote of a majority of the full Committee. The Committee may form and delegate authority to subcommittees when appropriate.

         3.       MEETINGS

                  The Audit Committee shall meet four times per year on a quarterly basis, or more frequently as circumstances require. The Committee shall require members of management, the independent auditors and others to attend meetings and to provide pertinent information, as necessary. As part of its job to foster open communications, the Committee shall meet in separate executive sessions during each of its four regularly scheduled meetings with management and the Company's independent auditors to discuss any matters that the Committee (or any of these groups) believes should be discussed privately.

         4.       RESPONSIBILITIES AND DUTIES

                  In recognition of the fact that the Company's independent auditors are ultimately accountable to the Audit Committee, the Committee shall have the sole authority and responsibility to select, evaluate, and, where appropriate, replace the independent auditors or nominate the independent auditors for shareholder approval. The Committee shall approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Committee shall consult with management but shall not delegate these responsibilities.

                  TO FULFILL ITS RESPONSIBILITIES AND DUTIES, THE AUDIT COMMITTEE SHALL:

                  A. WITH RESPECT TO THE INDEPENDENT AUDITORS:

                           [1] Be directly responsible for the appointment,
                  compensation and oversight of the work of the independent auditors (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing its audit report or related work.

                           [2] Have the sole authority to review in advance, and
                  grant any appropriate pre-approvals of, (i) all auditing services to be provided by the independent auditors and (ii) all non-audit services to be provided by the independent auditors as permitted by Section 10A of the Securities Exchange Act of 1934, and in connection therewith, to approve all fees and other terms of engagement. The Committee shall also review and approve disclosures required to be included in Securities and Exchange Commission periodic reports filed under Section 13(a) of the Securities Exchange Act of 1934 with respect to non-audit services.

                           [3] Review the performance of the Company's
                  independent auditors on at least an annual basis.

                           [4] On an annual basis, review and discuss with the
                  independent auditors all relationships the independent auditors have with the Company in order to evaluate the independent auditors' continued independence. The Committee:
                  (i) shall ensure that the independent auditors submit to the Committee on an annual basis a written statement (consistent with Independence Standards Board Standard No. 1) delineating all relationships and services that may impact the objectivity and independence of the independent auditors; (ii) shall discuss with the independent auditors any disclosed relationship or services that may impact the objectivity and independence of the independent auditors; and (iii) shall satisfy itself as to the independent auditors' independence.

                           [5] At least annually, obtain and review an annual
                  report from the independent auditors describing (i) the independent auditors' internal quality control procedures and
                  (ii) any material issues raised by the most recent internal quality control review, or peer review, of the independent auditors, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years, respecting one or more independent audits carried out by the independent auditors, and any steps taken to deal with any such issues.

                           [6] Review all reports required to be submitted by
                  the independent auditors to the Committee under Section 10A of the Securities Exchange Act of 1934.

                           [7] Review, based upon the recommendation of the
                  independent auditors, the scope and plan of the work to be done by the independent auditors for each fiscal year.

                  B. WITH RESPECT TO FINANCIAL STATEMENTS:

                           [1] Review and discuss with management and the
                  independent auditors the Company's quarterly financial statements (including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the independent auditors' review of the quarterly financial statements) prior to submission to shareholders, any governmental body, any stock exchange or the public.

                           [2] Review and discuss with management and the
                  independent auditors the Company's annual audited financial statements (including disclosures made in "Management's Discussion and Analysis of Financial Condition and Results of Operations").

                           [3] Discuss with the independent auditors the matters
                  required to be discussed by Statement on Auditing Standards No. 61, as amended, relating to the conduct of the audit.

                           [4] Recommend to the Board of Directors, if
                  appropriate, that the Company's annual audited financial statements be included in the Company's annual report on Form 10-K for filing with the Securities and Exchange Commission.

                           [5] Prepare the report required by the Securities and
                  Exchange Commission to be included in the Company's annual proxy statement and any other Committee reports required by applicable securities laws or stock exchange listing requirements or rules.

                  C. PERIODIC AND ANNUAL REVIEWS:

                           [1] Periodically review separately with each of
                  management and the independent auditors (i) any significant disagreement between management and the independent auditors in connection with the preparation of the financial statements, (ii) any difficulties encountered during the course of the audit (including any restrictions on the scope of work or access to required information), and (iii) management's response to each.

                           [2] Periodically discuss with the independent
                  auditors, without management being present, (i) their judgments about the quality, appropriateness, and acceptability of the Company's accounting principles and financial disclosure practices, as applied in its financial reporting, and (ii) the completeness and accuracy of the Company's financial statements.

                           [3] Consider and approve, if appropriate, significant
                  changes to the Company's accounting principles and financial disclosure practices as suggested by the independent auditors or management and review with the independent auditors and management, at appropriate intervals, the extent to which any changes or improvements in accounting or financial practices, as approved by the Committee, have been implemented.

                           [4] Review with management, the independent auditors,
                  and the Company's counsel, as appropriate, any legal, regulatory or compliance matters that could have a significant impact on the Company's financial statements, including significant changes in accounting standards or rules as promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or other regulatory authorities with relevant jurisdiction.

                           [5] Obtain and review an annual report from
                  management relating to the accounting principles used in preparation of the Company's financial statements (including those policies for which management is required to exercise discretion or judgments regarding the implementation thereof).

                  D. DISCUSSIONS WITH MANAGEMENT:

                           [1] Review and discuss with management the Company's
                  earnings press releases (including the use of "pro forma" or "adjusted" non-GAAP information) as well as financial information and earnings guidance provided to analysts and rating agencies.

                           [2] Review and discuss with management all material
                  off-balance sheet transactions, arrangements, obligations (including contingent obligations) and other relationships of the Company with unconsolidated entities or other persons, that may have a material current of future effect on financial condition, changes in financial condition, results of operations, liquidity, capital resources, capital reserves or significant components of revenues or expenses.

                           [3] Inquire about the application of the Company's
                  accounting policies and its consistency from period to period, and the compatibility of these accounting policies with generally accepted accounting principles, and (where appropriate) the Company's provisions for future occurrences that may have a material impact on the financial statements of the Company.

                           [4] Review and discuss with management all
                  disclosures made by the Company concerning any material changes in the financial condition or operations of the Company.

                           [5] Obtain explanations from management for unusual
                  variances in the Company's annual financial statements from year to year, and review annually the independent auditors' letter of the recommendations to management and management's response.

                  E. WITH RESPECT TO INTERNAL CONTROLS:

                           [1] In consultation with the independent auditors,
                  review the adequacy of the Company's internal control structure and system, and the procedures designed to insure compliance with laws and regulations.

                           [2] Establish procedures for (i) the receipt,
                  retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and (ii) the confidential, anonymous submission by employees of the Company of concerns regarding questionable accounting or auditing matters.

                  F. OTHER:

                           [1] Review and approve all related-party
                  transactions.

                           [2] Review and approve (i) any change or waiver in
                  the Company's code of business conduct and ethics for directors or executive officers, and (ii) any disclosure made on Form 8-K regarding such change or waiver.

                           [3] Establish the policy for the Company's hiring of
                  employees or former employees of the independent auditors who were engaged on the Company's account.

                           [4] Review any management decision to seek a second
                  opinion from independent auditors other than the Company's regular independent auditors with respect to any significant accounting issue.

                           [5] Review with management and the independent
                  auditors the sufficiency and quality of the financial and accounting personnel of the Company.

                           [6] Review and reassess the adequacy of this Charter
                  annually and recommend to the Board any changes the Committee deems appropriate.

                           [7] Perform any other activities consistent with this
                  Charter, the Company's By-laws and governing law as the Committee or the Board deems necessary or appropriate.

         5.       RESOURCES

                  The Audit Committee shall have the authority to retain independent legal, accounting and other consultants to advise the Committee. The Committee may request any officer or employee of the Company or the Company's outside counsel or independent auditors to attend a meeting of the Committee or to meet with any members of, or consultants to, the Committee.

                  The Committee shall determine the extent of funding necessary for payment of compensation to the independent auditors for purpose of rendering or issuing the annual audit report and to any independent legal, accounting and other consultants retained to advise the Committee.
                                       A-5

                                   APPENDIX B

                           CITIZENS FIRST CORPORATION
                             2002 STOCK OPTION PLAN

         1. PURPOSE. The purpose of the Citizens First Corporation 2002 Stock Option Plan is to promote the interests of the Company by affording an incentive to certain key employees to remain in the employ of the Company and its Subsidiaries and to use their best efforts in its behalf and to aid the Company and its Subsidiaries in attracting, maintaining, and developing capable personnel of a caliber required to ensure the continued success of the Company and its Subsidiaries by means of an offer to such persons of an opportunity to acquire or increase their proprietary interest in the Company through the granting of incentive stock options, nonstatutory stock options or performance-based options to purchase the Company's stock pursuant to the terms of the Plan.

         2. DEFINITIONS.

                  A. "Board" means the Company's Board of Directors.

                  B. "Code" means the Internal Revenue Code of 1986, as amended.

                  C. "Committee" means the Compensation Committee of the Board that administers the Plan, pursuant to Section 4.

                  D. "Common Stock" means the Company's common stock, no par value, or the common stock or securities of a Successor that have been substituted theretofore pursuant to Section 9.

                  E. "Company" means Citizens First Corporation, a Kentucky corporation, with its principal place of business at 1805 Campbell Lane, Bowling Green, Kentucky 42104.

                  F. "Disability" means, as defined by and to be construed in accordance with Code Section 22(e)(3), any medically determinable physical or mental impairment that can be expected to result in death or that has lasted or can be expected to last for a continuous period of not less than twelve (12) months, and that renders Optionee unable to engage in any substantial gainful activity. An Optionee shall not be considered to have a Disability unless Optionee furnishes proof of the existence thereof in such form and manner, and at such time, as the Committee may require.

                  G. "ISO" means an option to purchase Common Stock which at the time the option is granted under the Plan qualifies as an incentive stock option within the meaning of Code Section 422.

                  H. "NSO" means a nonstatutory stock option to purchase Common Stock which at the time the option is granted under the Plan does not qualify as an ISO.

                  I. "Option Price" means the price to be paid for Common Stock upon the exercise of an option granted under the Plan in accordance with Section 7.B.

                  J. "Optionee" means an employee to whom options have been granted under the Plan.

                  K. "Optionee Representative" means the Optionee's estate or the person or persons entitled thereto by will or by applicable laws of descent and distribution.

                  M. "Plan" means the Citizens First Corporation 2002 Stock Option Plan, as set forth herein, and as amended from time to time.

                  N. "Subsidiary" shall mean any corporation which at the time an option is granted under the Plan qualifies as a subsidiary of the Company under the definition of "subsidiary corporation" contained in Code Section 424(f), or any similar provision thereafter enacted.

                  O. "Successor" means the entity surviving a merger or consolidation with the Company, or the entity that acquires all or a substantial portion of the Company's assets or outstanding capital stock (whether by merger, purchase or otherwise).

                  Q. "Ten Percent Shareholder" means an employee who, at the time an option is granted, owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or Subsidiary employing the Optionee or of its parent (within the meaning of Code Section 424(e)) or subsidiary (within the meaning of Code Section 424(f)) corporation.

         3. SHARES SUBJECT TO PLAN.

                  A. AUTHORIZED UNISSUED OR TREASURY SHARES. Subject to the provisions of Section 9, the shares to be delivered upon exercise of options granted under the Plan shall be made available, at the discretion of the Board, from the authorized unissued shares or treasury shares of Common Stock.

                  B. AGGREGATE NUMBER OF SHARES. Subject to adjustments and substitutions made pursuant to the provisions of Section 9, the aggregate number of shares that may be issued upon exercise of all options that may be granted under the Plan shall not exceed One Hundred Twenty Thousand (120,000) of the Company's authorized shares of Common Stock.

                  C. SHARES SUBJECT TO EXPIRED OPTIONS. If any option granted under the Plan expires or terminates for any reason without having been exercised in full in accordance with the terms of the Plan, the shares of Common Stock subject to, but not delivered under, the option shall become available for any lawful corporate purpose, including for transfer pursuant to other options granted to the same employee or other employees without decreasing the aggregate number of shares of Common Stock that may be granted under the Plan.

         4. ADMINISTRATION. The Plan shall be administered by the Compensation Committee of the Board. The Compensation Committee shall have full power and authority to construe, interpret, and administer the Plan and to adopt such rules and regulations for carrying out the Plan as it may deem proper and in the best interests of the Company.

         5. GRANT OF OPTIONS.

                  A. BOARD AUTHORITY. Subject to the terms, provisions and conditions of the Plan, the Board shall have full and final authority in its discretion: (i) to select the employees to whom options shall be granted; (ii) to authorize the granting of ISOs and NSOs, or a combination of ISOs and NSOs;
(iii) to determine the number of shares of Common Stock subject to each option;
(iv) to determine the time or times when options shall be granted, the manner in which each option shall be exercisable, and the duration of the exercise period;
(v) to fix such other provisions of the option agreement as it may deem necessary or desirable consistent with the terms of the Plan; and (vi) to determine all other questions relating to the administration of the Plan. The interpretation of any provisions of the Plan by either the Board or the Compensation Committee shall be final, conclusive, and binding upon all persons and the officers of the Company shall place into effect and shall cause the Company to perform its obligations under the Plan in accordance with the determinations of the Board or the Compensation Committee in administering the Plan.
                  B. $100,000 ISO LIMITATION. Notwithstanding the foregoing, the aggregate fair market value (determined as of the date the option is granted) of the Common Stock for which ISOs shall first become exercisable by an Optionee in any calendar year under all ISO plans of the Company and its Subsidiaries shall not exceed $100,000. Options in excess of this limitation shall constitute NSOs.

         6. ELIGIBILITY. Key employees of the Company and its subsidiaries including officers and directors, shall be eligible to receive options under the Plan. No director of the Company who is not also an employee of the Company or a Subsidiary shall be entitled to receive an option under the Plan. Key employees to whom options may be granted under the Plan shall be those elected by the Board from time to time who, in the sole discretion of the Board, have contributed in the past or who may be expected to contribute materially in the future to the successful performance of the Company and its Subsidiaries.

         7. TERMS AND CONDITIONS OF OPTIONS. Each option granted under the Plan shall be evidenced by an option agreement signed by the Optionee and by a member of the Board on behalf of the Company. An option agreement shall constitute a binding contract between the Company and the Optionee, and every Optionee, upon acceptance of such option agreement, shall be bound by the terms and restrictions of the Plan and of the option agreement. Such agreement shall be subject to the following express terms and conditions and to such other terms and conditions that are not inconsistent with the Plan and that the Board may deem appropriate.

A. OPTION PERIOD. Each option agreement shall specify the period for which the option thereunder is granted and shall provide that the option shall expire at the end of such period. The Board may extend such period provided that, in the case of an ISO, such extension shall not in any way disqualify the option as an ISO without the Optionee's consent. Such period, including any such extensions, shall not exceed ten
                           (10) years from the date of grant, provided, however, that in the case of an ISO granted to a Ten Percent Stockholder, such period, including extensions, shall not exceed five (5) years from the date of grant.

B. OPTION PRICE. The Option Price for ISOs and NSOs shall be: (i) the fair market value of the Common Stock on the date the option is granted, or (ii) in the case of an ISO granted to a Ten Percent Shareholder, one hundred ten percent (110%) of the fair market value of the Common Stock on the date the option is granted and shall be subject to adjustments in accordance with the provisions of Section 9.

C. FAIR MARKET VALUE. The fair market value of Common Stock on any given measurement date shall be determined as follows:

                           [1] if the Common Stock is traded on the
                  over-the-counter market, the closing sale price for the Common Stock in the over-the-counter market on the measurement date (or if there was no sale of the Common Stock on such date, on the immediately preceding date on which there was a sale of the Common Stock), as reported by the National Association of Securities Dealers Automated Quotation System; or

                           [2] if the Common Stock is listed on a national
                  securities exchange, the closing sale price for the Common Stock on the Composite Tape on the measurement date; or

                           [3] if the Common Stock is neither traded on the
                  over-the-counter market nor listed on a national securities exchange, such value as the Board, in good faith, shall determine.

                  D. PAYMENT OF OPTION PRICE. Each option shall provide that the purchase price of the shares as to which an option shall be exercised shall be paid to the Company at the time of exercise either in cash or in such other consideration as the Board deems acceptable, and which other consideration in the Board's sole discretion may include: (i) Common Stock of the Company already owned by the Optionee having a total fair market value on the date of exercise, determined in accordance with Section 7.C., equal to the purchase price, (ii) Common Stock of the Company issuable upon the exercise of a Plan option and withheld by the Company having a total fair market value on the date of exercise, determined in accordance with Section 7.C., equal to the purchase price, as long as the Optionee can produce evidence of ownership for at least six months of a sufficient number of shares of Common Stock of the Company ("Mature Shares") which would cover the option exercise price, or (iii) a combination of cash and Common Stock of the Company (either shares already owned by the Optionee or shares being withheld upon the exercise of a Plan option, with evidence of Mature Shares) having a total fair market value on the date of exercise, determined in accordance with Section 7.C, equal to the amount of the purchase price not paid in cash.

                  E. MANNER OF EXERCISE. Subject to the terms and conditions of any applicable option agreement, any option granted under the Plan may be exercised in whole or in part. To initiate the process for the exercise of an option: (i) the Optionee shall deliver to the Company, or to a broker-dealer in the Common Stock with the original copy to the Company a written notice specifying the number of shares as to which the option is being exercised and, if determined by counsel for the Company to be necessary, representing that such shares are being acquired for investment purposes only and not for the purpose of resale or distribution; and (ii) the Optionee, or the broker-dealer, shall pay for the exercise price of such shares with cash, or if the Board in its discretion agrees to so accept, by delivery to the Company of Common Stock of the Company (either shares already owned by the Optionee or shares being withheld upon the exercise of a Plan option, with evidence of Mature Shares), or in some combination of cash and such Common Stock acceptable to the Board. If payment of the Option Price is made with Common Stock, the value of the Common Stock used for such payment shall be the fair market value of the Common Stock on the date of exercise, determined in accordance with Section 7.C. The date of exercise of a stock option shall be determined under procedures established by the Board, but in no event shall the date of exercise precede the date on which both the written notice of intent to exercise an option and full payment of the exercise price for the shares as to which the option is being exercised have been received by the Company. Promptly after receiving full payment for the shares as to which the option is being exercised and, provided that all conditions precedent contained in the Plan are satisfied, the Company shall, without transfer or issuance tax or other incidental expenses to Optionee, deliver to Optionee a certificate for such shares of the Common Stock. If an Optionee fails to accept delivery of the Common Stock, the Optionee's rights to exercise the applicable portion of the option shall terminate.

                  F. EXERCISES CAUSING LOSS OF COMPENSATION DEDUCTION. No part of an option may be exercised to the extent the exercise would cause the Optionee to have compensation from the Company and its affiliated companies for any year in excess of $1 million and which is nondeductible by the Company and its affiliated companies pursuant to Code Section 162(m). Any option not exercisable because of this limitation shall continue to be exercisable in any subsequent year in which the exercise would not cause the loss of the Company's or its affiliated companies compensation tax deduction, provided such exercise occurs before lapse of the option, and otherwise complies with the terms and conditions of the Plan and option agreement.

                  G. INVESTMENT REPRESENTATION. Each option agreement may provide that, upon demand by the Board for such a representation, the Optionee or Optionee Representative shall deliver to the Board at the time of any exercise of an option or portion thereof a written representation that the shares to be acquired upon such exercise are to be acquired for investment and not for resale or with a view to the distribution thereof. Upon such demand, delivery of such representation before delivery of Common Stock issued upon exercise of an option and before expiration of the option period shall be a condition precedent to the right of the Optionee or Optionee Representative to purchase Common Stock.

                  H. ISOS. Each option agreement which provides for the grant of an ISO to an employee shall contain such terms and provisions as the Board deems necessary or desirable to qualify such option as an ISO within the meaning of Code Section 422.

                  I. EXERCISE IN THE EVENT OF DEATH OR TERMINATION OF EMPLOYMENT. Unless the Board, in its sole discretion, provides otherwise in the option agreement, these conditions shall apply to the ability of an Optionee to exercise his or her options:

                           [1] If an Optionee dies; (i) while an employee of the
                  Company or a Subsidiary, or (ii) within three (3) months after termination of employment with the Company or a Subsidiary because of a Disability, the Optionee's options may be exercised by Optionee Representative, to the extent that the Optionee shall have been entitled to do so on the date of death or employment termination, but not later than the expiration date specified in Section 7.A or one (1) year after the Optionee's death, whichever date is earlier.

                           [2] If an Optionee's employment by the Company or a
                  Subsidiary terminates because of the Optionee's Disability and the Optionee has not died within the following three (3) months, the Optionee may exercise his or her options, to the extent that he or she shall have been entitled to do so at the date of employment termination, at any time, or from time to time, but not later than the expiration date specified in Section 7.A or one (1) year after termination of employment, whichever date is earlier.

                           [3] If an Optionee's employment terminates by reason
                  of retirement in accordance with the terms of the Company's tax-qualified retirement plans or with the consent of the Board, all right to exercise his or her options shall terminate at the expiration date specified in Section 7.A or three (3) months after employment termination, whichever date is earlier.

                           [4] If an Optionee's employment terminates for any
                  reason other than death, Disability, or retirement, all rights to exercise his or her options shall terminate on the date of employment termination.

                  J. LEAVES OF ABSENCE. The Board may, in its discretion, treat all or any portion of any period during which an Optionee is on military or on an approved leave of absence from the Company or a Subsidiary as a period of employment of such Optionee by the Company or Subsidiary for purposes of accrual of the Optionee's rights under the Plan. Notwithstanding the foregoing, if a leave of absence exceeds ninety (90) days and reemployment is not guaranteed by contract or statute, the Optionee's employment by the Company or a Subsidiary for the purposes of the Plan shall be deemed to have terminated on the 91st day of the leave.

                  K. TRANSFERABILITY OF OPTIONS. An option granted under the Plan may not be transferred by the Optionee otherwise than by will or the laws of descent and distribution, and during the lifetime of the Optionee to whom granted, may be exercised only by the Optionee.

                  L. NO RIGHTS AS SHAREHOLDER. No Optionee or Optionee Representative shall have any rights as a shareholder with respect to Common Stock subject to option before the date of transfer to the Optionee of a certificate or certificates for the shares.

                  M. NO RIGHTS TO CONTINUED EMPLOYMENT. The Plan and any option granted under the Plan shall not confer upon any Optionee any right with respect to continuance of employment by the Company or any Subsidiary, nor shall it interfere in any way with the right of the Company or any Subsidiary by which an Optionee is employed to terminate employment at any time.

                  N. TAX WITHHOLDING. To the extent required by applicable law, the Optionee shall, on the date of exercise, make arrangements satisfactory to the Company for the satisfaction of any withholding tax obligations that arise by reason of an option exercise or any sale of shares. The Board, in its sole discretion, may permit these obligations to be satisfied in whole or in part with: (i) cash paid by the Optionee or by a broker-dealer on behalf of the Optionee, (ii) shares of Common Stock that otherwise would be issued to the Optionee upon exercise of the option, as long as the Optionee can produce evidence of ownership of Mature Shares, and/or (iii) shares of Common Stock already owned by the Optionee. The Company shall not be required to issue shares for the exercise of an option until such tax obligations are satisfied and the Company may, to the extent permitted by law, deduct any such tax obligations from any payment of any kind otherwise due to the Optionee.

         8. COMPLIANCE WITH OTHER LAWS AND REGULATIONS. The Plan, the grant and exercise of options thereunder, and the obligation of the Company to sell and deliver Common Stock under such options, shall be subject to all applicable federal and state laws, rules and regulations and to such approvals by any government or regulatory agency as may be required. The
                                       B6

Company shall not be required to issue or deliver any certificates for Common Stock before: (i) the listing of the Common Stock on any stock exchange or over-the-counter market on which the Common Stock may then be listed and (ii) the completion of any registration or qualification of any governmental body which the Company shall, in its sole discretion, determine to be necessary or advisable. To the extent the Company meets the then applicable requirements for the use thereof and to the extent the Company may do so without undue cost or expense, and subject to the determination by the Board of Directors of the Company that such action is in the best interest of the Company, the Company intends to register the issuance and sale of such Common Stock by the Company under federal and applicable state securities laws using a Form S-8 registration statement under the Securities Act of 1933, as amended, or such successor Form as shall then be available.

         9. CAPITAL ADJUSTMENTS AFFECTING STOCK, MERGERS AND CONSOLIDATIONS.

                  A. CAPITAL ADJUSTMENTS. In the event of a capital adjustment in the Common Stock resulting from a stock dividend, stock split, reorganization, merger, consolidation, or a combination or exchange of shares, the number of shares of Common Stock subject to the Plan and the number of shares under option shall be automatically adjusted to take into account such capital adjustment. By virtue of such a capital adjustment, the price of any share under option shall be adjusted so that there shall be no change in the aggregate purchase price payable upon exercise of any such option.

                  B. MERGERS AND CONSOLIDATIONS. In the event the Company merges or consolidates with another entity, or all or a substantial portion of the Company's assets or outstanding capital stock are acquired (whether by merger, purchase or otherwise) by a Successor, the kind of shares of Common Stock that shall be subject to the Plan and to each outstanding option shall, automatically by virtue of such merger, consolidation or acquisition, be converted into and replaced by shares of common stock, or such other class of securities having rights and preferences no less favorable than the Common Stock, of the Successor, and the number of shares subject to the option and the purchase price per share upon exercise of the option shall be correspondingly adjusted, so that, by virtue of such merger, consolidation or acquisition, each Optionee shall have the right to purchase (a) that number of shares of common stock of the Successor that have a book value equal, as of the date of such merger, conversion or acquisition, to the book value, as of the date of such merger, conversion or acquisition, of the shares of Common Stock of the Company theretofore subject to the Optionee's option, (b) for a purchase price per share that, when multiplied by the number of shares of common stock of the Successor subject to the option, shall equal the aggregate Option Price at which the Optionee could have acquired all of the shares of Common Stock of the Company theretofore optioned to the Optionee.

                  C. NO EFFECT ON THE COMPANY'S RIGHTS. The granting of an option pursuant to the Plan shall not effect in any way the right and power of the Company to make adjustments, reorganizations, reclassifications, or changes of its capital or business structure or to merge, consolidate, dissolve, liquidate, sell or transfer all or any part of its business or assets.

         10. AMENDMENT, SUSPENSION, OR TERMINATION. The Board shall have the right, at any time, to amend, suspend or terminate the Plan in any respect that it may deem to be in the best interests of the Company, except that, without approval by shareholders of the Company holding not less than a majority of the votes represented and entitled to be voted at a duly held meeting of the Company's shareholders, no amendment shall be made that would:

                  A. increase the maximum number of shares of Common Stock which may be delivered under the Plan, except as provided in Section 9;

                  B. change the Option Price for an ISO, except as provided in
         Section 9;

                  C. extend the period during which an ISO may be exercised beyond the period provided in Section 7.A;

                  D. make any changes in any outstanding option, without the consent of the Optionee, which would adversely affect the rights of the Optionee; or

                  E. extend the termination date of the Plan.

         11. EFFECTIVE DATE, TERM AND APPROVAL. The effective date of the Plan is December __, 2002 (the date of Board adoption of the Plan), subject to the approval by the stockholders of the Company holding not less than a majority of the shares present and voting at its 2003 annual meeting of stockholders. The Plan shall terminate ten (10) years after the effective date of the Plan and no options may be granted under the Plan after such time, but any option granted prior thereto may be exercised in accordance with its terms.
         12. GOVERNING LAW; SEVERABILITY. The Plan shall be governed by the laws of the State of Delaware. The invalidity or unenforceability of any provision of the Plan or any option granted pursuant to the Plan shall not affect the validity and enforceability of the remaining provisions of the Plan and the options granted hereunder, and such invalid or unenforceable provision shall be stricken to the extent necessary to preserve the validity and enforceability of the Plan and the options granted hereunder.

         Dated this 9th day of December, 2002.



                                                  CITIZENS FIRST CORPORATION



                                           By:  /s/ Mary D. Cohron
                                                    ----------------------------
                                                    Mary D. Cohron
                                           President and Chief Executive Officer

                                   APPENDIX C

                           CITIZENS FIRST CORPORATION
                             2003 STOCK OPTION PLAN
                           FOR NON-EMPLOYEE DIRECTORS

         1. PURPOSE; DEFINITIONS. The purposes of the Plan are (i) to assist the Company in promoting a greater identity of interest between the Company's Non-Employee Directors and the Company's shareholders; and (ii) to assist the Company in attracting and retaining Non-Employee Directors by affording them an opportunity to share in the future successes of the Company. For purposes of the Plan, the following terms are defined as set forth below:

         "Award" means the grant under the Plan of Stock Options.

         "Board" means the Board of Directors of the Company.

         "Committee" means the Compensation Committee of the Board or a subcommittee thereof, any successor thereto or such other committee or subcommittee as may be designated by the Board to administer the Plan.

         "Common Stock" or "Stock" means the Common Stock of the Company.

         "Company" means Citizens First Corporation, a corporation organized under the laws of the Commonwealth of Kentucky, or any successor thereto.

         "Fair Market Value" means, as of any given date,

         (i) if the Common Stock is traded on the over-the-counter market, the sale price for the Common Stock in the over-the-counter market on the measurement date (or if there was no sale of the Common Stock on such date, on the immediately preceding date on which there was a sale of the Common Stock), as reported by the National Association of Securities Dealers Automated Quotation System; or

         (ii) if the Common Stock is listed on a national securities exchange, the closing sale price for the Common Stock on the Composite Tape on the measurement date; or

         (iii) if the Common Stock is neither traded on the over-the-counter market nor listed on a national securities exchange, such value as the Board, in good faith, shall determine;

         provided, however, that the Committee may in its discretion designate the actual sales price as Fair Market Value in the case of dispositions of Common Stock under the Plan.

         "Non-Employee Director" means each member of the Board who is not a full-time employee of the Company or of any corporation in which the Company owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation.

         "Plan" means this 2003 Stock Option Plan for Non-Employee Directors, as amended from time to time.

         "Plan Year" means the period commencing at the opening of business on the day on which the Company's annual meeting of stockholders is held and ending on the day immediately preceding the day on which the Company's next annual meeting of stockholders is held.

         "Stock Option" or "Option" means the right to purchase a share of Stock at a price equal to Fair Market Value on the date of grant. All Stock Options granted under the Plan shall be nonqualified stock options.

         2. ADMINISTRATION. The Plan shall be administered by the Committee, which shall have the power to interpret the Plan and to adopt such rules and guidelines for carrying out the Plan as it may deem appropriate. The Committee shall have the authority to adopt such modifications, procedures and subplans as may be necessary or desirable to comply with applicable laws, regulations, and tax and accounting principles and to meet the objectives of the Plan.

         Any determination made by the Committee in accordance with the provisions of the Plan with respect to any Award shall be made in the sole discretion of the Committee, and all decisions made by the Committee pursuant to the provisions of the Plan shall be final and binding on all persons, including the Company and Plan participants.

         3. ELIGIBILITY. Only Non-Employee Directors shall be granted Awards under the Plan.

         4. COMMON STOCK SUBJECT TO THE PLAN. Subject to adjustments and substitutions made pursuant to the provisions of Section 7, the total number of shares of Common Stock reserved and available for distribution pursuant to the Plan shall be 40,000 shares. If any Stock Option is forfeited or expires without the delivery of Common Stock to a participant, the shares subject to such Stock Option shall again be available for distribution in connection with other Awards under the Plan. Any shares of Common Stock that are used by a participant as full or partial payment of withholding or other taxes or as payment for the exercise price of a Stock Option shall be available for distribution in connection with other Awards under the Plan.

         5. AWARDS.

                  A. ANNUAL AWARD. On the first day of each Plan Year on and after the effective date of this Plan, each Non-Employee Director serving as such immediately after the annual meeting held on such day shall be awarded a grant of Stock Options to purchase shares of Stock in an amount to be determined by the Compensation Committee.

                   B. AWARD UPON INITIAL ELECTION. Any person who becomes a Non-Employee Director following the first day of a Plan Year, whether by appointment or election as a director or a change in status from a full-time employee, shall be awarded a grant of Stock Options to purchase shares of Stock in an amount to be determined by the Compensation Committee as provided in
Section 5.A above.

                  C. TERMS OF AWARDS. Options granted under the Plan shall be immediately exercisable and, if not exercised, shall lapse at the earliest of the following times: (i) ten (10) years from the date of grant; or (ii) the date set by the grant and specified in the applicable Award agreement. Subject to the applicable Award agreement, Stock Options may be exercised, in whole or in part, by giving written notice of exercise specifying the number of shares to be purchased. Such notice shall be accompanied by payment in full of the purchase price by certified or bank check or such other instrument as the Company may accept. As determined by the Committee, payment in full or in part may also be made in the form of Common Stock already owned by the Non-Employee Director valued at Fair Market Value; provided, however, that such Common Stock shall not have been acquired by the optionee within the preceding six months. The purchase price per share of Common Stock subject to a Stock Option shall be the Fair Market Value of the Common Stock on the date the Stock Option is granted and shall be subject to adjustment in accordance with the provisions of Section 7.

                  D. EXERCISE IN THE EVENT OF DEATH OR TERMINATION OF SERVICE. Upon termination of service as a Non-Employee Director, any and all Stock Options held by the Non-Employee Director shall remain effective and may be exercised for a period of one year after the date of such termination of service.

         6. PLAN AMENDMENT AND TERMINATION. The Board may amend or terminate the Plan at any time, provided that no such amendment shall be made without stockholder approval if such approval is required under applicable law, or if such amendment would: (i) decrease the grant or exercise price of any Stock Option to less than the Fair Market Value on the date of grant or (ii) increase the total number of shares of Common Stock that may be distributed under the Plan. Except as may be necessary to comply with a change in the laws, regulations, the Committee may not, without stockholder approval, cancel any Stock Option and substitute therefor a new Stock Option with a lower option price. Except as set forth in any Award agreement, no amendment or termination of the Plan may materially and adversely affect any outstanding Award under the Plan without the Award recipient's consent.

         7. CAPITAL ADJUSTMENTS AFFECTING STOCK. In the event of any merger, share exchange, reorganization, consolidation, recapitalization, reclassification, distribution, stock dividend, stock split, reverse stock split, split-up, spin-off, issuance of rights or warrants or other similar transaction or event affecting the Common Stock, the Board is authorized, to the extent it deems appropriate, to make substitutions or adjustments in the aggregate number and kind of shares of Common Stock reserved for issuance under the Plan and in the number, kind and price of shares of Common Stock subject to outstanding Awards (or to make provision for cash payments to the holders of Awards). By virtue of such capital adjustment, the price of any share of Stock subject to a Stock Option shall be adjusted so that there will be no change in the aggregate purchase price payable upon exercise of any such Option. The granting of an Option pursuant to the Plan shall not affect in any way the right and power of the Company to make adjustments, reorganizations, reclassifications or changes of its capital structure or to merge, consolidate, dissolve, liquidate, sell or transfer all or any part of its business or assets.

         8. TRANSFERABILITY. Unless otherwise required by law, Awards shall not be transferable or assignable other than by will or the laws of descent and distribution.

         9. AWARD AGREEMENTS. Each Award of a Stock Option under the Plan shall be evidenced by a written agreement (which need not be signed by the Award recipient unless otherwise specified by the Committee) that sets forth the terms, conditions and limitations for each such Award and such other terms and conditions hat are not inconsistent with the Plan and that the Committee may deem appropriate. The Committee may amend an Award agreement, provided that no such amendment may materially and adversely affect an Award without the Award recipient's consent.

  10. GENERAL PROVISIONS.

                  A. The Committee may require each person acquiring shares of Common Stock pursuant to an Award to represent to and agree with the Company in writing that such person is acquiring the shares without a view to the distribution thereof. The certificates for such shares may include any legend that the Committee deems appropriate to reflect any restrictions on transfer. All certificates for shares of Common Stock or other securities delivered under the Plan shall be subject to such stock transfer orders and other restrictions as the Committee may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission (or any successor agency), any stock exchange upon which the Common Stock is then listed, and any applicable Federal, state or foreign securities law, and the Committee may cause a legend or legends to be put on any such certificates to make appropriate reference to such restrictions.

                  B. Nothing contained in the Plan shall prevent the Company from adopting other or additional compensation arrangements for Non-Employee Directors.

                  C. No later than the date as of which an amount first becomes includible in the gross income of the participant for income tax purposes with respect to any Award under the Plan, the participant shall pay to the Company, or make arrangements satisfactory to the Company regarding the payment of, any Federal, state, local or foreign taxes of any kind which are required by law or applicable regulation to be withheld with respect to such amount. Unless otherwise determined by the Committee, withholding obligations arising from an Award may be settled with Common Stock, including Common Stock that is part of, or is received upon exercise of the Award that gives rise to the withholding requirement. The obligations of the Company under the Plan shall be conditional on such payment or arrangements, and the Company shall, to the extent permitted by law, have the right to deduct any such taxes from any payment otherwise due to the participant. The Committee may establish such procedures as it deems appropriate, including the making of irrevocable elections, for the settling of withholding obligations with Common Stock.

                  D. The Plan and all Awards made and actions taken thereunder shall be governed by and construed in accordance with the laws of the Commonwealth of Kentucky.

                  E. If any provision of the Plan is held invalid or unenforceable, the invalidity or unenforceability shall not affect the remaining parts of the Plan, and the Plan shall be enforced and construed as if such provision had not been included.

                  F. The Plan shall be effective upon approval by the stockholders of the Company at the 2003 Annual Meeting of Stockholders.

                                   APPENDIX D

                 PROPOSED AMENDMENT TO ARTICLES OF INCORPORATION


Article IV of the Corporation's Restated Articles of Incorporation is amended in its entirety to read as follows:
                                   ARTICLE IV

                           The total number of shares of stock authorized to be
                  issued and the authorized class thereof shall be Five Million (5,000,000) shares of no par value common stock and Five Hundred (500) shares of preferred stock. The voting power of the common stock shall be one vote per share. The shareholders of common stock shall not have preemptive rights.

                           The preferred stock shall have the preferences,
                  limitations and relative rights as may be established from time to time by the Board of Directors. The Board of Directors is hereby vested with the authority to amend the Articles of Incorporation for purposes of setting forth the preferences, limitations and relative rights of the holders of preferred stock prior to the issuance of same without submitting the amendment to the Articles of Incorporation to the shareholders.

Exhibit 99.2

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

                  In connection with the Annual Report on Form 10-K of Citizens First Corporation (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Mary D. Cohron, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     By: Mary D. Cohron
                                                         --------------
                                                         Mary D. Cohron
                                                         Chief Executive Officer



Date: March 17, 2003

Exhibit 99.3

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350

                  In connection with the Annual Report on Form 10-K of Citizens First Corporation (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Bill D. Wright, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

         1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                     By: /s/ Bill D. Wright
                                                         ------------------
                                                             Bill D. Wright
                                                         Chief Financial Officer



Date: March 17, 2003