Form 10QSB
period 2003-03-31
CITIZENS FIRST CORP
filed 2003-05-15
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                     OUTSTANDING AT MAY 15, 2003
         -----                                     ---------------------------
Common Stock, no par value                                    643,053

Transitional Small Disclosure Format:  Yes ___     No   X
                                       1

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      3-8

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-14

         ITEM 4. Controls and Procedures                                     15

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                            16

         Signatures                                                          17

         Certifications                                                   18-19

         Exhibits                                                         20-33

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (Unaudited)
                                                     MARCH 31, 2003  DECEMBER 31, 2002

ASSETS
 Cash and due from banks ..........................   $  4,466,664   $  5,204,747
 Federal funds sold ...............................           --        8,718,070
                                                      ------------   ------------

     Cash and cash equivalents ....................      4,466,664     13,922,817

Available for sale securities (amortized cost of
$12,503,576 as of March 31,2003; $15,980,411 as
of December 31, 2002)
                                                        12,660,323     16,186,406
Federal Home Loan Bank (FHLB) Stock ...............        356,900        353,600
Mortgage loans held for sale ......................      1,726,765        305,200

 Loans ............................................    108,728,188     95,959,056
 Less allowance for loan losses ...................      1,441,960      1,300,258
                                                      ------------   ------------
    Net loans .....................................    107,286,228     94,658,798

 Premises and equipment, net ......................      2,812,682      1,840,022
 Interest receivable ..............................        572,831        651,412
 Other real estate owned ..........................           --           70,000
 Deferred income taxes ............................        336,706        335,193
 Goodwill .........................................        384,281           --
 Other assets .....................................        219,815        119,681
                                                      ------------   ------------
    Total assets ..................................   $130,823,195   $128,443,129
                                                      ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits ................................   $ 10,550,986   $ 11,304,108
   Savings, NOW and money market deposits .........     38,460,015     34,676,471
   Time deposits ..................................     57,986,846     59,912,754
                                                      ------------   ------------
     Total deposits ...............................    106,997,847    105,893,333

 Federal funds purchased ..........................      2,425,120           --
 Securities sold under agreements to repurchase ...      4,271,681      5,833,512
 Federal Home Loan Bank (FHLB) borrowings .........      7,000,000      7,000,000
 Long-term debt ...................................      1,300,000        900,000
 Deferred income taxes ............................           --           15,231
 Accrued interest and other liabilities ...........        905,050        962,801
                                                      ------------   ------------

    Total liabilities .............................    122,899,698    120,604,877

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 643,053 shares,
     respectively .................................      7,357,477      7,357,477
   Retained earnings ..............................        462,567        344,818
   Accumulated other comprehensive income .........        103,453        135,957
                                                      ------------   ------------

     Total stockholders' equity ...................      7,923,497      7,838,252
                                                      ------------   ------------

        Total liabilities
        And stockholders' equity ..................   $130,823,195   $128,443,129
                                                      ============   ============

 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:       2003         2002
                                           -----         ----

 INTEREST INCOME
  Loans, including fees .............   $1,529,947   $1,434,361
  Federal funds sold ................        3,392        9,984
  Securities ........................      181,734      129,797
  Other .............................        3,388        3,456
                                         ---------    ----------
  Total interest income .............    1,718,461    1,577,598

INTEREST EXPENSE
  Deposits ..........................      584,342      643,339
  Other borrowings ..................       74,026       85,606
                                         ---------   ----------
  Total interest expense ............      658,368      728,945
                                         ---------   ----------

NET INTEREST INCOME .................    1,060,093      848,653

  Provision for loan losses .........      153,000       30,000
                                         ---------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES .........      907,093      818,653
                                         ----------  ----------


NON-INTEREST INCOME
  Service charges on deposit accounts      147,089       92,596
  Income from the sale of loans .....       91,938        9,238
  Gain on the sale of securities ....        9,292         --
  Other .............................       39,880       10,615
                                         ---------   ----------
  Total non-interest income .........      288,199      112,449

NON-INTEREST EXPENSES
  Compensation and benefits .........      593,527      359,885
  Net occupancy expense .............       65,293       44,202
  Furniture and equipment expense ...       84,967       68,120
  Professional fees .................       31,591       24,197
  Postage, printing and supplies ....       29,991       15,205
  Processing fees ...................       70,102       55,588
  Advertising .......................       47,204       37,043
  Other .............................      100,018      127,463
                                         ---------   ----------
  Total non-interest expenses .......    1,022,693      731,703
                                        ----------   ----------
INCOME BEFORE INCOME TAXES ..........   $  172,599   $  199,399
INCOME TAX EXPENSE ..................       54,850       68,510
                                        ----------   ----------
NET INCOME ..........................   $  117,749   $  130,889
                                        ==========   ==========

BASIC EARNINGS PER COMMON SHARE .....   $     0.18   $     0.20

 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:         2003           2002
                                              ----           ----

Balance January 1 ....................   $ 7,838,252    $ 7,066,376
  Net income .........................       117,749
                                                            130,889
  Other comprehensive loss, net of tax       (32,504)       (43,422)
                                         -----------    -----------
Balance at end of period .............   $ 7,923,497    $ 7,153,843
                                         ===========    ===========

 See accompanying notes to condensed consolidated financial statements.



CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:                                      2003       2002
                                                                           ----       ----

   Net income ......................................................   $ 117,749    $ 130,889
   Other comprehensive income,(loss) net of tax:
       Unrealized (depreciation) on available for sale
           securities, net of income taxes (credit) of $(16,744) and
           $(22,368), arising during the period, respectively.......     (32,504)     (43,422)
                                                                       ---------    ---------

  Comprehensive income ............................................    $  82,545    $  87,467
                                                                       =========    =========

 See accompanying notes to condensed consolidated financial statements.



 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:                               2003             2002
                                                                    ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income ...............................................   $    117,749    $    130,889
 Items not requiring (providing) cash:
   Depreciation and amortization ...........................        106,439          70,954
   Provision for loan losses ...............................        153,000          30,000
   Amortization of premiums and discounts on securities ....         37,065           4,027
   Net realized gain on disposition of investment securities         (9,292)           --
   FHLB stock dividends received ...........................          3,400           2,700
   Mortgage loans held for sale originated .................     (8,697,504)     (2,258,100)
   Sale of mortgage loans held for sale ....................      7,275,939       3,202,259
Changes in:
   Accrued interest receivable .............................         78,581         (22,713)
   Other assets ............................................       (462,720)        220,807
   Interest payable and other liabilities ..................        (56,238)         (2,898)
                                                               ------------    ------------
   Net cash provided (used) in operating  activities .......     (1,453,581)      1,377,925

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in loans ......................................    (12,780,430)      1,058,596
 Purchases of premises and equipment .......................     (1,039,007)        (16,028)
 Proceeds from maturities of securities available for sale .      6,221,812         535,174
 Proceeds from sales of securities available for sale ......        304,750            --
 Purchase of securities available for sale .................     (3,077,500)           --
 Purchase of mortgage company and title company ............       (398,688)           --
                                                               ------------    ------------
   Net cash  provided (used) in investing activities .......    (10,769,063)      1,577,742

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase/(decrease) in deposits .......................      1,104,514      (5,142,399)
 Net decrease in other borrowings ..........................        400,000      (1,924,000)
 Net increase/(decrease) in federal funds purchased and ....
 repurchase agreements                                              863,289         129,072
                                                               ------------    ------------

   Net cash provided (used) in financing activities ........      2,367,803      (6,937,327)
                                                               ------------    ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS .................     (9,456,153)     (3,981,660)
 Cash and cash equivalents at beginning of period ..........     13,922,817       6,526,769
                                                               ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ................      4,466,664    $  2,545,109
                                                               ============    ============

 See accompanying notes to condensed consolidated financial statements.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 The accounting and reporting policies of Citizens First Corporation (the "Company") and its subsidiary, Citizens First Bank, Inc.(the "Bank"),conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The condensed consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.
                  Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission.
                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.
                  The financial information presented has been prepared from the books and records of the Company and is not audited. The accompanying consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.
                  In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2002, has been derived from the audited consolidated balance sheet of the Company as of that date.

         (2) RECLASSIFICATIONS
                  Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.

         (3) STOCK OPTION PLANS
                  On December 9, 2002, the board of directors adopted the 2002 Stock Option Plan, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 120,000 shares of Company common stock have been reserved for issuance under the plan.
                  On January 17, 2003, the board of directors adopted the 2003 Stock Option Plan for Non-Employee Directors, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 40,000 shares of common stock have been reserved for issuance under the plan.
                  The 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors were approved at the Company's Annual Meeting of Shareholders on April 17, 2003.

         (4) STOCK OFFERING
                  The Company is currently proposing to raise additional equity through the sale of additional shares of common stock. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in February 2003 for the offering and sale of up to $10,000,000 of shares of the Company's common stock. As of the end of March 2003, the offering had not commenced.

         (5) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY
             LAND TITLE
                  On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of our common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank.

                  The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings, and to supplement the Bank's non-interest fee income.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

         GENERAL
                  The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.
                  The Company follows a corporate strategy that focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.
                  The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
                  Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary lending focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans that are then usually sold on the secondary market (each individually) to a correspondent.
                  The Bank offers credit cards (through correspondent banking services) including MasterCard(TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
                  The Bank operates in four full-service locations, currently has one loan production office, and one mortgage origination company which is operating as a division of the Bank. The main office and two full-service branches are located in Bowling Green, Kentucky. A third full-service branch, currently operating in a temporary facility, is located in Franklin, Kentucky. The main office is located at 1805 Campbell Lane, the first branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue and the second branch office, which opened February 27, 2003, is located at 2451 Industrial Drive. The Franklin branch opened for business as a loan production office during January 2003. By the end of the first quarter of 2003, application had been filed with the FDIC for approval to convert the loan production office into a full-service branch. Subsequent to the end of the first quarter that application was approved. The mortgage origination company was purchased by the Bank on January 2, 2003 and operates at 1301 US Highway 31W Bypass in Bowling Green, Kentucky.

         APPLICATION OF CRITICAL ACCOUNTING POLICIES
                  The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

                  The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under Asset Quality below.

                  Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," We evaluate the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to reserve allocations. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

                  An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

                  The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

                  Based on the procedures discussed above, management is of the opinion that the reserve of $1,441,960 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2003.

         RESULTS OF OPERATIONS
                  For the three months ended March 31, 2003, the Company reported net income of $117,749, or $0.18 per common share, compared to net income of $130,889, or $0.20 per common share, for the same period ended March 31, 2002. Net income for the first quarter of 2003 includes a gain of $9,292 from the sale of investment securities.

         NET INTEREST INCOME
                  Net interest income was $1,060,093 in the first quarter of 2003, compared with $848,653 in the comparable period in 2002. First quarter 2003 interest income of $1,718,461, an increase of $140,863 or 8.9% over the same period in 2002, includes $1,529,947 income on loans, $181,734 income on securities, and $6,780 income on federal funds sold and other interest-bearing accounts. Interest income of $1,577,598 during the first quarter of 2002 included $1,434,361 of income on loans, $129,797 income on investment securities, and $13,440 income on federal funds sold and other interest-bearing accounts. Interest expense of $658,368 for the first quarter of 2003, down $70,577 from the same period in 2002, consists of interest on deposits of $584,342, and on other short-term borrowings of $74,026. First quarter 2002 interest expense of $728,945 consisted of interest on deposits of $643,339, and interest on other short-term borrowings of $85,606. The growth of the balance sheet, particularly loans and deposits, from the first quarter of 2002 to the same period in 2003, coupled with the drop in the cost of interest-bearing liabilities, offset by the drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the first quarter of 2003, compared to the same period in 2002, was primarily due to the continued repricing of loans and deposits of the Bank after the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points, and the further reduction of another 50 basis points during the fourth quarter of 2002. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during 2001 and the fourth quarter of 2002, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.

         NON-INTEREST INCOME
                  Non-interest income for the three months ended March 31, 2003 respectively, was $288,199 and $112,449, an increase of $175,750 or 156.3%. Income from service charge on deposit accounts increased $54,493, from $92,596 during the first quarter of 2002 to $147,089 for the first quarter of 2003, and comprised the largest part of non-interest income for both time periods. The increase is primarily attributable to growth in accounts subject to service charges, and to the recent introduction of a new product that allows pre-approved customers to access additional funds, as needed, for a fee. The growth in income from the sale of secondary market residential loans is attributed to the acquisition of the mortgage origination company, completed on January 2, 2003. Non-interest income for the first quarter of 2003 includes a gain of $9,292 from the sale of investment securities.

         NON-INTEREST EXPENSE
                  Non-interest expense was $1,022,693 in the first quarter of 2003, up from $731,703 in the same quarter of 2002, an increase of $290,990 or 39.8%. The initiatives designed to better service our customers, including the opening of another full service branch office in Bowling Green, Kentucky, the opening of a loan production office in Franklin, Kentucky, and the acquisition of a mortgage origination company, contributed to the increase in non-interest expense during the first quarter of 2003. The largest increase is in compensation and benefits expense, up $233,642, or 64.9%, from $359,885 to $593,527, primarily attributable to the staffing increases associated with the new branch office, the loan production office, and the mortgage origination office.

         INCOME TAXES
                  Income tax expense has been calculated based on the Company's expected annual rate for 2003. During the first quarter of 2003, income tax expense totaled $54,850, compared to $68,510 for the same period of 2002. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

         BALANCE SHEET REVIEW

         OVERVIEW
                  Total assets at March 31, 2003 were $130,823,195, up from $128,443,129 at December 31, 2002 and up from $97,944,590 a year ago.
         Average total assets for the first quarter of 2003 were $127,016,750, up $25,748,771 from the first quarter of 2002 average of $101,267,979.

         LOANS
                  At March 31, 2003 loans (excluding mortgage loans held for sale) totaled $108,728,188, compared with $95,959,056 at December 31, 2002 and $83,663,150 a year ago, an increase of $12,769,132 and
         $25,065,038 respectively. This increase is attributable primarily to loans generated by the loan production office opened in Franklin, Kentucky during the first quarter of 2003, and adjustable rate mortgage loans from Commonwealth Mortgage customers. Loans averaged $100,819,182 during the first quarter of 2003, an increase of $17,246,994 or 20.64%, over the average total of $83,572,188 for the first quarter of 2002.

         ASSET QUALITY
                  The allowance for loan losses was $1,441,960 at March 31, 2003, an increase of $141,702, or 10.9% over the December 31, 2002 level of $1,300,258. The allowance represents 1.33% of period-end loans, compared to 1.36% of period-end loans at December 31, 2002.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $149,000 at March 31, 2003, compared to $115,000 at December 31, 2002 and $304,000 at March 31, 2002.
         Included in the non-performing loan total at March 31, 2003 and at December 31, 2002 is one loan, totaling $115,000, secured by residential real estate, which was placed on non-accrual status during the third quarter of 2002. The remaining $34,000 of non-performing loans consists of two loans accruing but past due over 90 days. At March 31, 2002, the Bank had two loans on non-accrual status secured by residential real estate.
                  Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $149,000 at the end of the first quarter of 2003, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $185,000 at December 31, 2002, comprised of $115,000 of non-performing loans, and $70,000 of non-performing assets.
                  The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department.
         In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.
                  The provision expense for loan losses totaled $153,000 for the three months ended March 31, 2003, and $30,000 for the three months ended March 31, 2002.

         SECURITIES
                  Securities (all classified as available for sale) decreased from $16,186,406 at December 31, 2002 to $12,660,323 at March 31, 2003.
         At March 31, 2002 securities totaled $9,595,875. The decrease in securities from year-end 2002 to the end of the first quarter of 2003 is attributable to the need to use proceeds from matured securities for the strong loan growth experienced during the first quarter of 2003.

         DEPOSITS AND BORROWED FUNDS
                  Total deposits averaged $104,182,031 in the first quarter of 2003, an increase of $20,010,059 from the comparable 2002 quarterly average of $84,171,972. As of March 31, 2003, total deposits were $106,997,847, and included $96,446,861 of interest bearing deposits. This compares to total deposits of $105,893,333 at December 31, 2002, which included $94,589,225 of interest bearing deposits. Total deposits at March 31,2002 were $82,748,429, and included interest bearing deposits of $76,909,985.
                  The Bank had $4,271,681 of deposits secured by securities sold under agreements to repurchase on March 31, 2003. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,760,427 during the first quarter of 2003.
                  At March 31, 2003, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At March 31, 2003, the Company had two outstanding FHLB advances totaling $7,000,000. The first FHLB advance, which was issued December 19, 2001, matures March 19, 2004 and has a fixed interest rate of 4.04%. The second FHLB advance, which was issued December 11, 2002, matures June 9, 2003 and has a fixed interest rate of 1.50%. The Company has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At March 31, 2003, the Company had available collateral to borrow an additional $7.5 million from the FHLB.
                  In 2001, the Company executed a credit agreement with a correspondent bank for the purpose of injecting capital into Citizens First Bank. The Company made three draws in 2001 totaling $875,000 from a total availability of $3,000,000. The Company made one draw in 2002 totaling $25,000. During the first quarter of 2003, the Company made one draw $400,000, bringing total outstanding debt under this credit agreement to $1,300,000 at March 31, 2003. Subsequent to the end of the first quarter of 2003, the Company made a draw for $1,000,000, bringing total outstanding debt under the credit agreement to $2,300,000. The current rate on the loan, which is repriced annually at one-year LIBOR plus 275 basis points, is 5.11%. The stock of Citizens First Bank is pledged as collateral for the loan.

         CAPITAL RESOURCES AND LIQUIDITY
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks. The table below sets forth the Bank's capital ratios as of March 31,2003, December 31, 2002 and March 31, 2002; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                March 31,   December 31,    March 31,
                                    2003       2002            2002
                                   -----       ----            ----

Tier 1 risk based ...........       7.99%      9.01%           9.72%
     Regulatory minimum .....       4.00       4.00            4.00
     Well-capitalized minimum       6.00       6.00            6.00
Total risk based ............       9.24%     10.26%          10.98%
     Regulatory minimum .....       8.00       8.00            8.00
     Well-capitalized minimum      10.00      10.00           10.00
Leverage ....................       6.79%      7.75%           7.86%
     Regulatory minimum .....       4.00       4.00            4.00
     Well-capitalized minimum       5.00       5.00            5.00



                  Both risk based capital ratios have decreased from December 31, 2002 to March 31, 2003, as the rate of growth of risk-weighted assets has been higher than the rate of growth of total equity. The leverage ratio decreased from the end of December 2002 to the end of March 2003 due to the faster rate of growth in the quarterly average of total assets, compared to the rate of growth of total equity, during the first quarter of 2003.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati. The Company has the need to raise additional funds to inject as capital into the Bank, due primarily to the growth of the Bank's assets. The Company is currently proposing to raise additional equity through the sale of additional shares of common stock. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first quarter of 2003, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the first quarter of 2002.



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


                (b) Reports on Form 8-K during the quarter ended March 31, 2003:
                 Form  8-K filed on January 17,   2003   reporting   an
                 Item  2  event   (the   acquisition   of   Commonwealth
                 Mortgage of  Bowling Green, Inc. and Southern Kentucky
                 Land Title).

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    May 15, 2003                       /s/ Mary D. Cohron
                                            ------------------
                                                Mary D. Cohron
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



         May 15, 2003                       /s/ Bill D. Wright
                                            ------------------
                                                Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


         Date: May 15, 2003

                             By:  /s/ Mary D. Cohron
                             --------------------------------------
                                    Mary D. Cohron
                                    President and Chief Executive Officer

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


         Date: May 15, 2003

                             By:  /s/ Bill D. Wright
                             --------------------------------------
                                    Bill D.Wright
                                    Vice President and Chief Financial Officer

EXHIBITS

10.1     2002 Stock Option Plan of Citizens First Corporation
10.2     2003 Non-Employee Directors Stock Option Plan of Citizens First
         Corporation
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.