Form 10QSB/A
period 2003-03-31
CITIZENS FIRST CORP
filed 2003-06-06
CIK 1073475

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



 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:                               2003             2002
                                                                    ----             ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income ...............................................   $    117,749    $    130,889
 Items not requiring (providing) cash:
   Depreciation and amortization ...........................        106,439          70,954
   Provision for loan losses ...............................        153,000          30,000
   Amortization of premiums and discounts on securities ....         37,065           4,027
   Net realized gain on disposition of investment securities         (9,292)           --
   FHLB stock dividends received ...........................          3,400           2,700
   Mortgage loans held for sale originated .................     (8,697,504)     (2,258,100)
   Sale of mortgage loans held for sale ....................      7,275,939       3,202,259
Changes in:
   Accrued interest receivable .............................         78,581         (22,713)

   Other assets ............................................        (84,093)        220,807

   Interest payable and other liabilities ..................        (56,238)         (2,898)
                                                               ------------    ------------

   Net cash provided (used) in operating  activities .......     (1,074,954)      1,377,925

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in loans ......................................    (12,780,430)      1,058,596

 Purchases of premises and equipment .......................     (1,018,946)        (16,028)

 Proceeds from maturities of securities available for sale .      6,221,812         535,174
 Proceeds from sales of securities available for sale ......        304,750            --
 Purchase of securities available for sale .................     (3,077,500)           --
 Purchase of mortgage company and title company ............       (398,688)           --
                                                               ------------    ------------

   Net cash  provided (used) in investing activities .......    (10,749,002)      1,577,742

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase/(decrease) in deposits .......................      1,104,514      (5,142,399)
 Net decrease in other borrowings ..........................        400,000      (1,924,000)
 Net increase/(decrease) in federal funds purchased and ....
 repurchase agreements                                              863,289         129,072
                                                               ------------    ------------

   Net cash provided (used) in financing activities ........      2,367,803      (6,937,327)
                                                               ------------    ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS .................     (9,456,153)     (3,981,660)
 Cash and cash equivalents at beginning of period ..........     13,922,817       6,526,769
                                                               ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ................      4,466,664    $  2,545,109
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


                           CITIZENS FIRST CORPORATION



Date:    June 6, 2003                       /s/ Mary D. Cohron
                                            ------------------
                                                Mary D. Cohron
                                          President and Chief Executive Officer
                                              (Principal Executive Officer)



         June 6, 2003                       /s/ Bill D. Wright
                                            ------------------
                                                Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


         Date: June 6,2003

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


         Date: June 6, 2003

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