Form 10QSB
period 2003-06-30
CITIZENS FIRST CORP
filed 2003-08-14
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


  X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                   OUTSTANDING AT AUGUST 14, 2003
         -----                                   ------------------------------
Common Stock, no par value                                    722,678


Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                    3-10

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             11-18

         ITEM 3. Controls and Procedures                                    19

PART II.  OTHER INFORMATION

         ITEM 4. Submission of Matters to a Vote of Security Holders        20

         ITEM 6. Exhibits and Reports on Form 8-K                           20

         Signatures                                                         21

         Exhibits                                                        22-25

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                  June 30, 2003   December 31, 2002
Assets
 Cash and due from banks ......................................   $   5,008,000    $   5,204,747
 Federal funds sold ...........................................       2,688,935        8,718,070
                                                                  -------------    -------------
     Cash and cash equivalents ................................       7,696,935       13,922,817

Available for sale securities (amortized cost of $17,614,526 as
of June 30, 2003; $15,980,411 as of December 31, 2002)               17,688,014       16,186,406
Federal Home Loan Bank (FHLB) Stock ...........................         416,700          353,600
Mortgage loans held for sale ..................................       1,499,751          305,200
 Loans ........................................................     124,787,813       95,959,056
 Less allowance for loan losses ...............................       2,900,907        1,300,258
                                                                  -------------    -------------
    Net loans .................................................     121,886,906       94,658,798

 Premises and equipment, net ..................................       3,305,392        1,840,022
 Interest receivable ..........................................         530,709          651,412
 Other real estate owned ......................................            --             70,000
 Deferred income taxes ........................................         845,948          335,193
 Goodwill .....................................................         384,243             --
 Other assets .................................................         180,976          119,681
                                                                  -------------    -------------
    Total assets ..............................................   $ 154,435,574    $ 128,443,129
                                                                  =============    =============

 Liabilities and Stockholders' Equity
 Deposits:
   Demand deposits ............................................   $  10,598,983    $  11,304,108
   Savings, NOW and money market deposits .....................      49,109,000       34,676,471
   Time deposits ..............................................      68,176,550       59,912,754
                                                                  -------------    -------------
     Total deposits ...........................................     127,884,533      105,893,333

 Securities sold under agreements to repurchase ...............       4,431,233        5,833,512
 Federal Home Loan Bank (FHLB) borrowings .....................      11,000,000        7,000,000
 Long-term debt ...............................................       2,300,000          900,000
 Deferred income taxes ........................................            --             15,231
 Accrued interest and other liabilities .......................         673,780          962,801
                                                                  -------------    -------------
    Total liabilities .........................................     146,289,546      120,604,877

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 722,678 and 643,053
     shares, respectively .....................................       8,383,045        7,357,477
   Retained earnings (deficit) ................................        (285,519)         344,818
   Accumulated other comprehensive income .....................          48,502          135,957
                                                                  -------------    -------------
     Total stockholders' equity ...............................       8,146,028        7,838,252
                                                                  -------------    -------------
      Total liabilities
        And stockholders' equity ..............................   $ 154,435,574    $ 128,443,129
                                                                  =============    =============

See accompanying notes to condensed consolidated  financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

 FOR THE THREE MONTHS ENDED JUNE 30:          2003          2002

 Interest income
  Loans, including fees ..............   $ 1,769,060    $ 1,440,385
  Federal funds sold .................         7,421          5,051
  Securities .........................       107,913        149,875
  Other ..............................         4,050          3,489
                                         -----------    -----------
  Total interest income ..............     1,888,444      1,598,800

Interest expense
  Deposits ...........................       629,223        641,964
  Other borrowings ...................        98,818         58,699
                                         -----------    -----------
  Total interest expense .............       728,041        700,663
                                         -----------    -----------

Net interest income ..................     1,160,403        898,137

  Provision for loan losses ..........     1,490,000         70,000
                                         -----------    -----------


Net interest income (loss) after
  provision for loan losses ..........      (329,597)       828,137
                                         -----------    -----------


Non-interest income
  Service charges on deposit accounts        173,033        136,478
  Income from the sale of loans ......       188,808          1,599
  Gain on the sale of securities .....       134,732         67,370
  Other ..............................        69,399         14,972
                                          -----------   -----------
  Total non-interest income ..........       565,972        220,419

Non-interest expenses
  Compensation and benefits ..........       665,917        367,177
  Net occupancy expense ..............       120,493         44,164
  Furniture and equipment expense ....       105,058         54,331
  Professional fees ..................       109,424         20,146
  Postage, printing and supplies .....        30,133         15,514
  Processing fees ....................        78,959         52,403
  Advertising ........................        61,023         32,796
  Other ..............................       202,554        145,528
                                          -----------   -----------
  Total non-interest expenses ........     1,373,561        732,059
                                          -----------   -----------
Income (loss) before income taxes ....    (1,137,186)       316,497
Income tax expense (benefit) .........      (389,100)       108,500
                                         -----------    -----------
Net income (loss) ....................   $  (748,086)   $   207,997
                                         ============   ===========

Basic earnings (loss) per common share   $     (1.16)   $      0.32
                                        4
 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

 FOR THE SIX MONTHS ENDED JUNE 30:                      2003             2002

 Interest income
  Loans, including fees .......................     $ 3,305,246      $ 2,874,746
  Federal funds sold ..........................          10,813           15,035
  Securities ..................................         289,647          279,672
  Other .......................................           7,438            6,945
                                                    -----------      -----------
  Total interest income .......................       3,613,144        3,176,398

Interest expense
  Deposits ....................................       1,213,565        1,285,303
  Other borrowings ............................         172,844          144,305
                                                    -----------      -----------
  Total interest expense ......................       1,386,409        1,429,608
                                                    -----------      -----------
Net interest income ...........................       2,226,735        1,746,790

  Provision for loan losses ...................       1,643,000          100,000
                                                    -----------      -----------
Net interest income after
  provision for loan losses ...................         583,735        1,646,790
                                                    -----------      -----------
Non-interest income
  Service charges on deposit accounts .........         320,122          229,074
  Income from the sale of loans ...............         280,746           10,837
  Gain on the sale of securities ..............         144,024           67,370
  Other .......................................         103,040           25,587
                                                    -----------      -----------
  Total non-interest income ...................         847,932          332,868

Non-interest expenses
  Compensation and benefits ...................       1,259,444          727,062
  Net occupancy expense .......................         185,786           88,366
  Furniture and equipment expense .............         190,025          122,451
  Professional fees ...........................         141,015           44,343
  Postage, printing and supplies ..............          60,124           30,719
  Processing fees .............................         149,061          107,991
  Advertising .................................         108,227           69,839
  Other .......................................         302,572          272,991
                                                    -----------      -----------
  Total non-interest expenses .................       2,396,254        1,463,762
                                                    -----------      -----------
Income (loss) before income taxes .............        (964,587)         515,896
Income tax expense (benefit) ..................        (334,250)         177,010
                                                    -----------      -----------
Net income (loss) .............................     $  (630,337)     $   338,886
                                                    ===========      ===========
Basic earnings (loss) per common share ........     $     (0.98)     $      0.53
 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

 FOR THE SIX MONTHS ENDED JUNE 30:                        2003            2002

 Balance January 1                                     $7,838,252     $7,066,376
Net income ........................................      (630,337)       338,886
 Issuance of common stock .........................     1,025,568           --
Other comprehensive income (loss), net of tax .....       (87,455)        17,719
                                                       ----------     ----------
 Balance at end of period                              $8,146,028     $7,422,981
                                                       ==========     ==========

 See accompanying notes to condensed consolidated financial statements.



CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

 For the six months ended June 30:                                       2003              2002


   Net income .....................................................   $ (630,337)        $ 338,886
   Other comprehensive income(loss), net of tax:
       Unrealized gain (depreciation) on available for sale
       securities, net of income taxes (credit) of $(16,744) and
       $(22,368), arising during the period, respectively..........      (87,455)           17,719
                                                                      ----------        ----------
   Comprehensive income(loss)                                          $(717,792)         $356,605
                                                                      ==========        ==========

 See accompanying notes to condensed consolidated financial statements.
                                        6

 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)
 FOR THE SIX MONTHS ENDED JUNE 30:                                  2003             2002

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ................................................   $   (630,337)   $    338,886
 Items not requiring (providing) cash:
   Depreciation and amortization ...........................        176,236         130,381
   Provision for loan losses ...............................      1,643,000         100,000
   Amortization of premiums and discounts on securities ....         67,924           6,175
   Net realized gain on disposition of investment securities       (144,024)        (67,370)
   FHLB stock dividends received ...........................         (7,300)         (5,600)
   Mortgage loans held for sale originated .................    (23,754,652)     (3,133,600)
   Sale of mortgage loans held for sale ....................     22,560,101       4,330,259
Changes in:
   Accrued interest receivable .............................        120,703         (47,811)
   Other assets ............................................       (587,576)        239,481
   Interest payable and other liabilities ..................       (259,200)        136,419
                                                               ------------    ------------
   Net cash provided (used) in operating  activities .......       (815,125)      2,027,220

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in loans ......................................    (28,871,108)     (4,090,903)
 Purchases of premises and equipment .......................     (1,597,435)        (62,583)
 Proceeds from maturities of securities available for sale .     13,011,023       2,248,626
 Proceeds from sales of securities available for sale ......      5,480,565          77,010
 Purchase of securities available for sale .................    (20,049,603)     (3,429,225)
 Purchase of mortgage company and title company ............       (398,688)           --
                                                               ------------    ------------
   Net cash  provided (used) in investing activities .......    (32,425,246)     (5,257,075)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits ..................................     21,991,200         576,842
 Net increase in other borrowings ..........................      5,400,000            --
 Net decrease in federal funds purchased and  repurchase ...     (1,402,279)       (213,009)
 agreements
 Issuance of common stock ..................................      1,025,568            --
                                                               ------------    ------------
   Net cash provided (used) in financing activities ........     27,014,489         363,833
                                                               ------------    ------------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                     (6,225,882)     (2,866,022)
 Cash and cash equivalents at beginning of period                13,922,817       6,526,769
                                                               ------------    -------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                       7,696,935      $3,660,747
                                                               ============    =============

 See accompanying notes to condensed consolidated financial statements.
                                        7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accounting and reporting policies of Citizens First Corporation (the "Company") and its subsidiary, Citizens First Bank, Inc. (the "Bank"), conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The condensed consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company's net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.
     The financial information presented has been prepared from the books and records of the Company and is not audited. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete statements.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2002, has been derived from the audited consolidated balance sheet of the Company as of that date.

(2) RECLASSIFICATIONS
     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.

(3) ALLOWANCE FOR LOAN LOSSES
     Activity in the allowance for loan losses for the stated periods was as follows:

                                                               JUNE 30,       DECEMBER 31,
                                                              -----------    -------------
                                                                2003            2002
                                                              -----------    -------------

Balance, beginning of year ................................   $ 1,300,258    $ 1,195,924
Provision charged to expense ..............................     1,643,000        195,000
Loans charged off, net of recoveries of $6,974 for June 30,
   2003 and $15,549 for December 31, 2002 .................       (42,351)       (90,666)
                                                              -----------    -----------
Balance, June 30, 2003 and December 31, 2002, respectively    $ 2,900,907    $ 1,300,258
                                                              ===========    ===========

(4) STOCK OPTION PLANS
     On December 9, 2002, the board of directors adopted the 2002 Stock Option Plan, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 120,000 shares of Company common stock have been reserved for issuance under the plan.
     On January 17, 2003, the board of directors adopted the 2003 Stock Option Plan for Non-Employee Directors, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 40,000 shares of common stock have been reserved for issuance under the plan.
     The 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors were approved at the Company's Annual Meeting of Shareholders on April 17, 2003.

(5) STOCK OFFERING
     The Company is currently in the process of raising additional equity through the sale of additional shares of common stock. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in February 2003 for the offering and sale of up to $10,000,000 of shares of the Company's common stock. As of the end of June 2003, the Company had completed one closing of the offering, resulting in the addition of approximately $1,026,000 in net proceeds from the sale of Citizens First Corporation common stock.

(6) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
     On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of our common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank.

     The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings, and to supplement the Bank's non-interest fee income.

(7) SUBSEQUENT EVENTS
     Subsequent to the end of the second quarter of 2003, the Bank will implement several steps that will become part of an informal agreement between the Bank and its primary regulators intended to improve the Bank's performance. These steps will include refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. These comprehensive loan review procedures will provide for strengthened independent risk analysis of the loan portfolio and will include a review of the lending authority of each loan officer and loan committee, as well as address staffing requirements, particularly in the area of loan administration. Management of the Bank will continue to review, reevaluate and implement its long range strategic plans for improving the operating performance, maintaining adequate capital levels and improving the liquidity position of the Bank. Management anticipates that the Bank's primary regulators will require it to maintain capital ratios at levels higher than those typically required for an adequately capitalized or well capitalized institution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

GENERAL
     The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.
     The Company follows a corporate strategy that focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.
     The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
     Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary lending focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans that are then usually sold on the secondary market (each individually) to a correspondent.
     The Bank offers credit cards (through correspondent banking services) including MasterCard(trademark) and Visa(trademark) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
     The Bank operates in four full-service locations, and one mortgage origination company which is operating as a division of the Bank. The main office and two full-service branches are located in Bowling Green, Kentucky. A third full-service branch, currently operating in a temporary facility, is located in Franklin, Kentucky. The main office is located at 1805 Campbell Lane, the first branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue and the second branch office, which opened February 27, 2003, is located at 2451 Industrial Drive. The Franklin branch opened for business as a loan production office during January 2003 and, following receipt of regulatory approval, was converted to a full service branch in May 2003. Commonwealth Mortgage of Bowling Green, a mortgage origination company, and Southern Kentucky Land title were purchased by the Bank on January 2, 2003 and operate at 1301 US Highway 31W Bypass in Bowling Green, Kentucky.

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

     Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical or industry loss rates are applied to other loans not subject to reserve allocations. These historical or industry loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

     An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical or industry loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

     The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

     Based on the procedures discussed above, management is of the opinion that the reserve of $2,900,907 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2003.

RESULTS OF OPERATIONS
     For the three months ended June 30, 2003, the Company reported a net loss of $(748,086), or $(1.16) per common share, compared to net income of $207,997, or $0.32 per common share, for the same period ended June 30, 2002.
     For the six months ended June 30, 2003, the Company reported a net loss of $(630,337), or $(0.98) per common share, compared to a net gain of $338,886, or $0.53 per common share, for the same period ended June 30, 2002.

NET INTEREST INCOME
     Net interest income was $1,160,403 in the second quarter of 2003, compared with $898,137 in the comparable period in 2002. Second quarter 2003 interest income of $1,888,444, an increase of $289,644 or 18.1% over the same period in 2002, includes $1,769,060 income on loans, $107,913 income on securities, and $11,471 income on federal funds sold and other interest-bearing accounts. Interest income of $1,598,800 during the second quarter of 2002 included $1,440,385 of income on loans, $149,875 income on investment securities, and $8,540 income on federal funds sold and other interest-bearing accounts. Interest expense of $728,041 for the second quarter of 2003, up $27,378 from the same period in 2002, consists of interest on deposits of $629,223, and on other borrowings of $98,818. Second quarter 2002 interest expense of $700,663 consisted of interest on deposits of $641,964, and interest on other borrowings of $58,699. The growth of the balance sheet, particularly loans and deposits, from the second quarter of 2002 to the same period in 2003, coupled with the drop in the cost of interest-bearing liabilities, offset by the drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the second quarter of 2003, compared to the same period in 2002, was primarily due to the continued repricing of loans and deposits of the Bank after the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points, and the reduction of another 50 basis points during the fourth quarter of 2002, and 25 basis points during the second quarter of 2003. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during 2001, the fourth quarter of 2002 and the second quarter of 2003, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.
     Net interest income was $2,226,735 for the six months ended June 30, 2003, an increase of $479,945 or 27.5% over the total of $1,746,790 for the same period of 2002. Interest income of $3,613,144 for the first six months of 2003 included $3,305,246 income on loans, $289,647 income on investment securities, and $18,251 income on federal funds sold and other interest-bearing accounts. Total interest income of $3,176,398 for the first six months of 2002 consisted of $2,874,746 income on loans, $279,672 income on investment securities, and $21,980 income on federal funds sold and other interest-bearing accounts. Interest expense for the first half of 2003 totaled $1,386,409, and included $1,213,565 interest on deposits, and $172,844 expense on other borrowings. The comparable period of 2002 had interest expense of $1,429,608, of which $1,285,303 was interest on deposits, and $144,305 was expense on other borrowings.

PROVISION FOR LOAN LOSSES
     The provision for loan losses expense for the three months ended June 30, 2003, was $1,490,000, an increase of $1,420,000 over the total of $70,000 for the same quarter of 2002. Of the $1,490,000 of provision expense during the second quarter of 2003, approximately $1,087,000 was specifically allocated for three loans to one borrower, totaling $1,675,000, that are further discussed in the Asset Quality section of this report. As the result of a periodic regulatory examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively, which are not included in the non-performing loan total at June 30, 2003.
     The provision for loan losses expense was $1,643,000 for the first six months of the year, compared to $100,000 for the same period of 2002, an increase of $1,543,000. Of this increase, $1,087,000 and $229,050 were specifically expensed for non-performing loans and potential problem loans, respectively, during the second quarter of 2003, as discussed in the preceding paragraph.

NON-INTEREST INCOME
     Non-interest income for the three months ended June 30, 2003 and 2002, respectively, was $565,972 and $220,419, an increase of $345,553 or 156.8%.
Income from service charge on deposit accounts increased $36,555, or 26.8%, from $136,478 during the second quarter of 2002 to $173,033 for the second quarter of 2003. The increase is primarily attributable to growth in accounts subject to service charges. Income from the sale of secondary market loans increased $187,209, from $1,599 during the second quarter of 2002 to $188,808 for the same period of 2003. The growth in income from the sale of secondary market loans is associated with the acquisition of Commonwealth Mortgage of Bowling Green, Inc., during the first quarter of 2003. Non-interest income for the second quarter of 2003 includes a gain of $134,732 from the sale of investment securities, compared to a gain of $67,370 during the same quarter of 2002.
     Non-interest income for the six months ended June 30, 2003 and 2002, respectively, was $847,932 and $332,868, an increase of $515,064 or 154.7%.
Service charges on deposit accounts comprised the largest part of non-interest income for both six-month time periods, totaling $320,122 and $229,074 for 2003 and 2002, respectively. Income from the sale of secondary market loans increased to $280,746 for the first half of 2003, from $10,837 for the same period of 2002. Gains from the sale of investment securities during the first half of 2003 totaled $144,024, compared to $67,370 for the first half of 2002.

INTEREST EXPENSE
     Non-interest expense was $1,373,561 in the second quarter of 2003, up from $732,059 in the same quarter of 2002, an increase of $641,502 or 87.6%. The initiatives designed to better service our customers, including the opening of full service branches in Bowling Green and Franklin, Kentucky, and the acquisition of a mortgage origination company, accounted for $368,940 of the increase in non-interest expense during the second quarter of 2003, compared to the same period of 2002.
     For the six months ended June 30, 2003 and 2002, respectively, non-interest expense was $2,396,254 and $1,463,763, an increase of $932,492, or 63.7%. The non-interest expense associated with the two new branches and the mortgage origination company accounted for $582,584 of the increase during the first half of 2003.

INCOME TAXES
     Income tax expense or credit has been calculated based on the Company's expected annual rate for 2003. During the second quarter of 2003, an income tax credit totaled $(389,100), compared to expense of $108,500 for the same period of 2002. For the six months ended June 30, 2003, the income tax credit totaled $(334,250), compared to expense of $177,010 for the same period of 2002. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.


BALANCE SHEET REVIEW

OVERVIEW
     Total assets at June 30, 2003 were  $154,435,574,  up from  $128,443,129 at
December 31, 2002 and up from $105,685,701 a year ago. Average total assets for the second quarter of 2003 were $143,404,081, up $39,757,409 from the second quarter of 2002 average of $103,646,672.

LOANS
     At June 30, 2003 loans (excluding mortgage loans held for sale) totaled $124,787,813, compared with $95,959,056 at December 31, 2002 and $88,804,650 a year ago, an increase of $28,828,757 and $35,983,163 respectively. This increase is attributable primarily to loans generated by the branch opened during the first quarter of 2003 in Franklin, Kentucky, and adjustable rate mortgage loans generated by Commonwealth Mortgage, which are retained in the Bank's portfolio. Loans averaged $118,380,179 during the second quarter of 2003, an increase of $32,087,741 or 37.2%, over the average total of $86,292,438 for the second quarter of 2002.

ASSET QUALITY
     The allowance for loan losses was $2,900,907 at June 30, 2003, an increase of $1,600,649, or 123.1% over the December 31, 2002 level of $1,300,258. The allowance represents 2.32% of period-end loans, compared to 1.36% of period-end loans at December 31, 2002. As noted above, we recorded a provision for loan losses of $1,490,000 during the second quarter of 2003 to the allowance for loan losses.
     Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $1,783,707 at June 30, 2003, compared to $115,000 at December 31, 2002 and $409,795 at June 30, 2002. Included in the non-performing loan total at June 30, 2003 are three loans to one borrower, totaling $1,675,000, that were placed on non-accrual status during the second quarter of 2003. The loans are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. The borrower's assets consist primarily of interests in two energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties had failed to produce any revenue, was unlikely to ever produce revenue and that the property's value was now negligible, and further that the revenue from the second property is expected to be minimal. The borrower terminated its operations during the second quarter. Also placed on non-accrual status during the second quarter of 2003 were two loans totaling $55,244, to one borrower, secured by a second mortgage on residential real estate, and a vehicle. The borrower filed for bankruptcy protection during the quarter. The remaining $53,463 of non-performing loans consists of two loans, secured by residential real estate, accruing but past due over 90 days.
     Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
     Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $1,783,707 at the end of the second quarter of 2003, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $185,000 at December 31, 2002, comprised of $115,000 of non-performing loans, and other real estate owned of $70,000.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

SECURITIES
     Securities   (all   classified  as  available  for  sale)   increased  from
$16,186,406  at December 31, 2002 to  $17,688,014  at June 30, 2003. At June 30,
2002 securities totaled $11,392,497.

DEPOSITS AND BORROWED FUNDS
     Total deposits averaged $117,270,977 in the second quarter of 2003, an increase of $30,357,040 from the comparable 2002 quarterly average of $86,913,937. As of June 30, 2003, total deposits were $127,884,533, and included $117,285,550 of interest bearing deposits. This compares to total deposits of $105,893,333 at December 31, 2002, which included $94,589,225 of interest bearing deposits. Total deposits at June 30,2002 were $88,467,670, and included interest bearing deposits of $81,462,656.
     The Bank had $4,431,233 of deposits secured by securities sold under agreements to repurchase on June 30, 2003. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,868,460 during the second quarter of 2003.
     At June 30, 2003, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At June 30, 2003, the Bank had three outstanding FHLB advances totaling $11,000,000. The first FHLB advance, which was issued December 19, 2001, matures March 19, 2004 and has a fixed interest rate of 4.04%. The second FHLB advance, which was issued May 2, 2003, matures May 2, 2005 and has a fixed interest rate of 1.90%. The third FHLB advance, which was issued June 9, 2003, matures June 6, 2006, and has a fixed interest rate of 2.03%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At June 30, 2003, the Bank had available collateral to borrow an additional $8.3 million from the FHLB.
     In 2001, the Company executed a credit agreement with a correspondent bank for the purpose of injecting capital into Citizens First Bank. During the second quarter of 2003, the Company made a draw for $1,000,000, bringing total outstanding debt under the credit agreement to $2,300,000 from a total availability of $3,000,000. The current rate on the loan, which is repriced annually during June at one-year LIBOR plus 275 basis points, is 3.78%. The stock of Citizens First Bank is pledged as collateral for the loan.

CAPITAL RESOURCES AND LIQUIDITY
     The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of June 30, 2003, December 31, 2002 and June 30, 2002; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                  June 30,  December 31,   June 30,
                                    2003         2002       2002

Tier 1 risk based ...........       8.23%       9.01%       9.33%
     Regulatory minimum .....       4.00        4.00        4.00
     Well-capitalized minimum       6.00        6.00        6.00
Total risk based ............       9.49%      10.26%      10.58%
     Regulatory minimum .....       8.00        8.00        8.00
     Well-capitalized minimum      10.00       10.00       10.00
Leverage ....................       7.00%       7.75%       7.93%
     Regulatory minimum .....       4.00        4.00        4.00
     Well-capitalized minimum       5.00        5.00        5.00

     The table below sets forth the Company's ratios as of June 30,2003, December 31, 2002 and June 30, 2002; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:

                                   June 30,  December 31,  June 30,
                                    2003         2002        2002

Tier 1 risk based ...........       6.34%       7.83%       8.27%
     Regulatory minimum .....       4.00        4.00        4.00
     Well-capitalized minimum       6.00        6.00        6.00
Total risk based ............       7.60%       9.08%       9.52%
     Regulatory minimum .....       8.00        8.00        8.00
     Well-capitalized minimum      10.00       10.00       10.00
Leverage ....................       5.39%       6.76%       7.04%
     Regulatory minimum .....       4.00        4.00        4.00
     Well-capitalized minimum       5.00        5.00        5.00

     All the capital ratios have decreased from December 31, 2002 to June 30, 2003, as the rate of growth of risk-weighted and average quarterly assets has been higher than the growth of total equity. All ratios for the Bank fall within the minimum capital ratios for well-capitalized companies as of June 30, 2003, with the exception of the total risk based ratio. For that ratio, the increase in loans, coupled with the large provision expense taken during the second quarter, offset the net proceeds contributed to the Bank from the sale of Company common stock, resulting in larger growth in total risk based assets compared to allowable equity. Included in equity at quarter end 2003 are the net proceeds, totaling approximately $1,026,000, from the sale of 79,625 shares of common stock of the Company on June 27, 2003, all of which were contributed to the capital of the Bank by the Company.
     The Company's capital ratios have decreased from December 31, 2002. At June 30, 2003, the tier 1 risk based and the leverage ratio exceeded well-capitalized minimum levels. The total risk based ratio at June 30, 2003 falls below the regulatory minimum, due to the increase in period end loan balances, coupled with the large provision expense taken during the second quarter, which offset the net proceeds of approximately $1,026,000 from the sale of Company common stock during the second quarter of 2003. Management anticipates the sale of more Company common stock during the third quarter, resulting in an improved total risk based capital ratio at the end of the third quarter of 2003. If the offering is not successful or the Company cannot raise sufficient capital, alternative measures to improve capital ratios, such as slowing or reducing loan growth, or raising capital through the issuance of preferred stock or trust preferred securities, would be considered.
     The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati. The Company needs additional funds to inject as capital into the Bank, due primarily to the growth of the Bank's assets. The Company is currently in the process of raising additional equity through the sale of additional shares of common stock. See Note 4 of the Notes to the Condensed Consolidated Financial Statements.
     Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the second quarter of 2003, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the second quarter of 2002.

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

ITEM 3. CONTROLS AND PROCEDURES


     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief
Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Shareholders of the Company was held on April 17, 2003. The following directors were elected to three year terms, ending in 2006, with the vote totals as shown:
                                        Votes for         Votes withheld

         Jerry E. Baker                  609,056                    0
         Mary D. Cohron                  608,056                1,000
         Floyd H. Ellis                  608,906                  150
         John J. Kelley                  609,056                    0

     The  terms  of  office  of  the  following   directors  of  Citizens  First
Corporation continued after the Annual Meeting:

         NAME                                        TERM EXPIRES IN
         Billy J. Bell                                        2004
         James H. Lucas                                       2004
         Joe B. Natcher, Jr.                                  2004
         Jack Sheidler                                        2004
         Barry D. Bray                                        2005
         Sarah Glen Grise                                     2005
         John T. Perkins                                      2005
         Wilson Stone                                         2005

     The shareholders cast 297,159 votes to approve the Company's 2002 Stock Option Plan. 4,350 votes were cast against this proposal and 1,433 votes were abstained.

     The shareholders cast 279,089 votes to approve the Company's 2003 Stock Option plan for Non-Employee Directors. 18,420 votes were cast against this proposal and 5,433 votes were abstained.

   The shareholders cast 603,426 votes to approve an amendment to the Articles of Incorporation to increase the number of shares of authorized Common stock to 5,000,000 shares. 5,530 votes were cast against this proposal and 100 votes were abstained.

     The shareholders cast 591,990 votes to ratify the appointment of BKD, LLP as the Company's independent accountants for 2003. 16,466 votes were cast against this proposal and 600 votes were abstained.

There were no broker nonvotes on any of the items voted on at the Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
            The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.


        (b) Reports on Form 8-K during the quarter ended June 30, 2003.
            Form 8-K filed on April 17, 2003 reporting an Item 9 and furnishing an Item 12 event (the press release for first quarter earnings).

   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CITIZENS FIRST CORPORATION


Date:    August 14, 2003                    /s/ Mary D. Cohron
                                                Mary D. Cohron
                                           President and Chief Executive Officer
                                                (Principal Executive Officer)



         August 14, 2003                    /s/ Bill D. Wright
                                                Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                     Principal Financial and Accounting Officer)

EXHIBITS

3.1 Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

10.1 Citizens First Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

10.2 Citizens First Corporation 2002 Stock Option Plan for Non-Employee Directors ( incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.


*        Denotes management or compensatory contract.
                                        22