Form 10QSB
period 2003-09-30
CITIZENS FIRST CORP
filed 2003-11-14
CIK 1073475

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                 Outstanding at November 14, 2003

Common Stock, no par value                                    764,746


Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        Page No.
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                    3-10

         ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   11-18

         ITEM 3. Controls and Procedures                                    19

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits and Reports on Form 8-K                           20

         Signatures                                                         21

         Exhibits                                                        22-26

Part 1. Financial Statements
Item 1. Financial Statements

Citizens First Corporation
Condensed Consolidated Balance Sheets

                                                                           (Unaudited)
                                                                      September 30, 2003   December 31, 2002
Assets
 Cash and due from banks ..............................................   $   5,393,027    $   5,204,747
 Federal funds sold ...................................................            --          8,718,070
                                                                          -------------    -------------

     Cash and cash equivalents ........................................       5,393,027       13,922,817

Available for sale securities (amortized cost
of $19,850,094 as of September 30,
2003; $15,980,411 as of December 31, 2002)
                                                                             19,332,838       16,186,406
Federal Home Loan Bank (FHLB) Stock ...................................         420,900          353,600
Mortgage loans held for sale ..........................................         102,000          305,200
 Loans ................................................................     133,229,215       95,959,056
 Less allowance for loan losses .......................................       1,898,864        1,300,258
                                                                          -------------    -------------
    Net loans .........................................................     131,330,351       94,658,798

 Premises and equipment, net ..........................................       3,537,800        1,840,022
 Interest receivable ..................................................         690,697          651,412
 Other real estate owned ..............................................            --             70,000
 Deferred income taxes ................................................         936,801          335,193
 Goodwill .............................................................         384,243             --
 Other assets .........................................................         149,467          119,681
                                                                          -------------    -------------
    Total assets ......................................................   $ 162,278,124    $ 128,443,129
                                                                          =============    =============

 Liabilities and Stockholders' Equity
 Deposits:
   Demand deposits ....................................................   $  10,747,385    $  11,304,108
   Savings, NOW and money market deposits .............................      50,697,150       34,676,471
   Time deposits ......................................................      71,075,033       59,912,754
                                                                          -------------    -------------
     Total deposits ...................................................     132,519,568      105,893,333
 Federal funds purchased ..............................................          44,008             --
 Securities sold under agreements to repurchase .......................       6,424,171        5,833,512
 Federal Home Loan Bank (FHLB) borrowings .............................      11,000,000        7,000,000
 Long-term debt .......................................................       3,000,000          900,000
 Deferred income taxes ................................................            --             15,231
 Accrued interest and other liabilities ...............................         803,013          962,801
                                                                          -------------    -------------

    Total liabilities .................................................     153,790,760      120,604,877

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 764,746 and 643,053
     shares, respectively .............................................       8,894,209        7,357,477
   Retained earnings (deficit) ........................................         (65,456)         344,818
   Accumulated other comprehensive income .............................        (341,389)         135,957
                                                                          -------------    -------------

     Total stockholders' equity .......................................       8,487,364        7,838,252
                                                                          -------------    -------------

        Total liabilities
        And stockholders' equity ......................................   $ 162,278,124    $ 128,443,129
                                                                          =============    =============
 See accompanying notes to condensed consolidated financial statements

Citizens First Corporation
Condensed Consolidated Statements of Operations
 (Unaudited)

 For the three months ended September 30:   2003         2002
                                           -----        -----

Interest income
  Loans, including fees .............   $1,853,329   $1,468,154
  Federal funds sold ................        3,264        2,551
  Securities ........................      178,051      142,058
  Other .............................        4,225        3,223
                                         ---------   ----------
  Total interest income .............    2,038,869    1,615,986

Interest expense
  Deposits ..........................      654,036      620,314
  Other borrowings ..................      107,594       59,872
                                         ---------   ----------
  Total interest expense ............      761,630      680,186
                                         ---------   ----------

Net interest income .................    1,277,239      935,800

  Provision for loan losses .........       85,000       60,000
                                         ---------   ----------

Net interest income after
  provision for loan losses .........    1,192,239      875,800
                                         ---------   ----------

Non-interest income
  Service charges on deposit accounts      170,025      159,086
  Income from the sale of loans .....      150,811        9,973
  Gain on the sale of securities ....           --       41,084
  Other .............................       68,194       13,283
                                         ---------   ----------
  Total non-interest income .........      389,030      223,426

Non-interest expenses
  Compensation and benefits .........      656,640      371,119
  Net occupancy expense .............       79,949       46,583
  Furniture and equipment expense ...      105,207       58,119
  Professional fees .................       73,991       25,629
  Postage, printing and supplies ....       24,619       19,492
  Processing fees ...................       77,909       56,986
  Advertising .......................       37,322       34,298
  Other .............................      195,570      156,761
                                         ---------   ----------
  Total non-interest expenses .......    1,251,207      768,987
                                         ---------   ----------
Income before income taxes ..........      330,062      330,239
Income tax expense ..................      110,000      112,500
                                         ---------   ----------
Net income ..........................   $  220,062   $  217,739
                                        ==========   ==========

 Basic earnings per common share             $0.30        $0.34

 See accompanying notes to condensed consolidated financial statements.

Citizens First Corporation
Condensed Consolidated Statements of Operations
 (Unaudited)

 For the nine months ended September 30:     2003          2002
                                            -----         -----

 Interest income
  Loans, including fees .............   $ 5,158,575    $ 4,342,899
  Federal funds sold ................        14,077         17,586
  Securities ........................       467,698        421,730
  Other .............................        11,663         10,168
                                        -----------    -----------
  Total interest income .............     5,652,013      4,792,383

Interest expense
  Deposits ..........................     1,867,601      1,905,618
  Other borrowings ..................       280,438        204,177
                                        -----------    -----------
  Total interest expense ............     2,148,039      2,109,795
                                        -----------    -----------

Net interest income .................     3,503,974      2,682,588

  Provision for loan losses .........     1,728,000        160,000
                                        -----------    -----------

Net interest income after
  provision for loan losses .........     1,775,974      2,522,588
                                        -----------    -----------

Non-interest income
  Service charges on deposit accounts       490,147        388,160
  Income from the sale of loans .....       431,557         20,810
  Gain on the sale of securities ....       144,024        108,454
  Other .............................       171,234         38,870
                                        -----------    -----------
  Total non-interest income .........     1,236,962        556,294

Non-interest expenses
  Compensation and benefits .........     1,916,084      1,098,181
  Net occupancy expense .............       265,735        134,949
  Furniture and equipment expense ...       295,232        180,570
  Professional fees .................       215,006         69,972
  Postage, printing and supplies ....        84,743         50,212
  Processing fees ...................       226,970        164,977
  Advertising .......................       145,549        104,137
  Other .............................       498,142        429,749
                                        -----------    -----------
  Total non-interest expenses .......     3,647,461      2,232,747
                                        -----------    -----------
Income (loss) before income taxes ...      (634,525)       846,135
Income tax expense (benefit) ........      (224,250)       289,510
                                        -----------    -----------
Net income (loss) ...................   $  (410,275)   $   556,625
                                        ============   ===========

 Basic earnings (loss) per common share      $(0.61)         $0.87
 See accompanying notes to condensed consolidated financial statements.

Citizens First Corporation
Condensed Consolidated Statements of Changes in Stockholders' Equity
 (Unaudited)

 For the nine months ended September 30:                2003           2002
                                                        ----           ----

 Balance January 1                                 $7,838,252     $7,066,376
  Net income(loss).............................      (410,275)       556,625
   Issuance of common stock ...................     1,536,732           --
  Other comprehensive income (loss), net of tax      (477,345)         2,856
                                                  -----------    -----------
Balance at end of period ......................   $ 8,487,364    $ 7,625,857
                                                  ===========    ===========

 See accompanying notes to condensed consolidated financial statements.



Citizens First Corporation
Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the nine months ended September 30:
                                                                           2003          2002
                                                                           ----          ----

   Net income(loss) ..................................................   $(410,275)   $ 556,625

   Other comprehensive income(loss), net of tax:
       Unrealized gain (depreciation) on available for sale
       securities, net of income taxes (credit) of $(245,906) and
       $1,471, arising during the period, respectively...............     (477,435)       2,856
                                                                         ----------   ---------
                                                                         $(887,710)   $ 559,481
                                                                         ==========   =========
 See accompanying notes to condensed consolidated financial statements.

                                        6


 Citizens First Corporation
 Condensed Consolidated Statements of Cash Flows
 (Unaudited)

 For the nine months ended September 30:                             2003           2002
                                                                     ----           ----

 Cash flows from operating activities:
 Net income(loss)...........................................   $   (410,275)   $    556,625
 Items not requiring (providing) cash:
   Depreciation and amortization ...........................        230,814         185,639
   Provision for loan losses ...............................      1,728,000         160,000
   Amortization of premiums and discounts on securities ....         88,124           9,593
   Net realized gain on disposition of investment securities       (144,024)       (108,454)
   FHLB stock dividends received ...........................        (11,500)         (8,600)
   Mortgage loans held for sale originated .................    (34,830,728)     (4,152,825)
   Sale of mortgage loans held for sale ....................     35,033,928       5,315,984
Changes in:
   Accrued interest receivable .............................        (39,285)        (23,025)
   Other assets ............................................       (657,140)         57,332
   Interest payable and other liabilities ..................         70,886         455,521
                                                               ------------    ------------
   Net cash provided in operating  activities ..............      1,058,800       2,447,790

 Cash flows from investing activities:
 Net changes in loans ......................................    (38,399,553)     (6,724,285)
 Purchases of premises and equipment .......................     (1,874,200)       (437,006)
 Proceeds from maturities of securities available for sale .     18,004,599       2,654,637
 Proceeds from sales of securities available for sale ......      5,480,565       1,868,094
 Purchase of securities available for sale .................    (27,298,947)     (7,457,350)
 Purchase of mortgage company and title company ............       (398,688)           --
                                                               ------------    ------------
   Net cash used  in investing activities ..................    (44,486,224)    (10,095,910)

 Cash flows from financing activities:
 Net increase in deposits ..................................     26,626,235         289,502
 Net increase in other borrowings ..........................      6,100,000       1,076,541
 Net increase in federal funds purchased and  repurchase ...        634,667       3,120,061
 agreements
 Issuance of common stock ..................................      1,536,732            --
                                                               ------------    ------------

   Net cash provided  in financing activities ..............     34,897,634       4,486,104
                                                               ------------    ------------

 Net decrease in cash and cash equivalents .................     (8,529,790)     (3,162,016)
 Cash and cash equivalents at beginning of period ..........     13,922,817       6,526,769
                                                               ------------    ------------
 Cash and cash equivalents at end of period ................   $  5,393,027    $  3,364,753
                                                               ============    ============

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

         (3) Allowance for Loan Losses
                  Activity in the allowance for loan losses for the stated periods was as follows:

                                                          September 30,    December 31,
                                                          -------------------------------
                                                            2003              2002
                                                          -------------------------------
Balance, beginning of year ............................   $ 1,300,258    $ 1,195,924
Provision charged to expense ..........................     1,728,000        195,000
Loans charged off, net of recoveries of $12,617 for
   September 30, 2003 and $15,549 for December 31, 2002    (1,129,394)       (90,666)
                                                          -----------    -----------

Balance, September 30, 2003 and December 31, 2002, ....   $ 1,898,864    $ 1,300,258
 respectively                                             ===========    ===========

         (4) Stock Option Plans
                  On December 9, 2002, the board of directors adopted the 2002 Stock Option Plan, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 120,000 shares of Company common stock have been reserved for issuance under the plan.
                  On January 17, 2003, the board of directors adopted the 2003 Stock Option Plan for Non-Employee Directors, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 40,000 shares of common stock have been reserved for issuance under the plan.
                  The 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors were approved at the Company's Annual Meeting of Shareholders on April 17, 2003. As of September 30, 2003, no options have been granted under either plan.


         (5) Stock Offering
                  The Company is currently in the process of raising additional equity through the sale of additional shares of common stock. The Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in February 2003 for the offering and sale of up to $10,000,000 of shares of the Company's common stock. As of the end of September 2003, the Company had completed two closings of the offering, resulting in the addition of $1,536,732 in net proceeds from the sale of Citizens First Corporation common stock.

         (6) Acquisition of Commonwealth Mortgage and Southern Kentucky Land
             Title
                  On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank.

                  The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings, and to supplement the Bank's non-interest fee income.

         (7) Regulatory Proceedings
                  As of September 30, 2003, the Bank had implemented several steps included in the informal agreement between the Bank and its primary regulators intended to improve the Bank's performance. These steps included refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. The Bank also implemented comprehensive loan review procedures that provide for strengthened independent risk analysis of the loan portfolio and include a review of the lending authority of each loan officer and loan committee, as well as address staffing requirements, particularly in the area of loan administration. Management of the Bank continued to review, reevaluate and implement its long range strategic plans for improving the operating performance, maintaining adequate capital levels and improving the liquidity position of the Bank. The agreement requires the Bank to maintain a leverage ratio of 7% throughout the term of the agreement.

         Item 2. Management's Discussion and Analysis of Financial Condition
                       and Results of Operations

         General
                  The Company was incorporated under the laws of the Commonwealth of Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company filed the appropriate regulatory applications and received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its only subsidiary, the Bank. On February 17, 1999, the Company completed the initial public offering for the sale of 536,667 shares of its no par value common stock. The proceeds of the sale of the stock were used to pay start up expenses, liquidate short-term borrowings, and capitalize the Bank. The Bank opened for business on February 18, 1999.
                  The Company follows a corporate strategy that focuses on providing the Bank's customers with high quality, personal banking services. The Bank offers a range of products designed to meet the needs of its customers that include individuals, small businesses, partnerships and corporations.
                  The Bank offers a full range of deposit services. Checking account services include regular non-interest bearing checking accounts as well as interest bearing negotiable order of withdrawal ("NOW") accounts. Savings and certificate of deposit accounts include accounts ranging from a daily maturity (regular savings and also money market accounts) to longer term certificates as authorized by law. In addition, retirement accounts such as IRA's (Individual Retirement Accounts) are available. All deposit accounts are insured by the Federal Deposit Insurance Corporation to the full amount permitted by law. Deposit accounts are solicited from individuals, businesses, professional organizations and governmental authorities.
                  Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary lending focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans that are then usually sold on the secondary market (each individually) to a correspondent.
                  The Bank offers credit cards (through correspondent banking services) including MasterCard(TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine but participates in a national ATM network through the FiServ EFT network and then through the Visa Debit Card Program.
                  The Bank operates in four full-service locations, and one mortgage origination company which is operating as a division of the Bank. The main office and two full-service branches are located in Bowling Green, Kentucky. A third full-service branch, currently operating in a temporary facility, is located in Franklin, Kentucky. The main office is located at 1805 Campbell Lane, the first branch office, which opened on March 22, 1999, is located at 901 Lehman Avenue and the second branch office, which opened February 27, 2003, is located at 2451 Industrial Drive. The Franklin branch opened for business as a loan production office during January 2003 and, following receipt of regulatory approval, was converted to a full service branch in May 2003. Commonwealth Mortgage of Bowling Green, a mortgage origination company, and Southern Kentucky Land Title were purchased by the Bank on January 2, 2003 and operate at 1301 US Highway 31W Bypass in Bowling Green, Kentucky.
                                        11

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

                  Based on the procedures discussed above, management is of the opinion that the reserve of $1,898,864 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2003.

                  We have a deferred tax asset of approximately $937,000. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At September 30, 2003, there is no valuation allowance established. The deferred tax asset will be utilized as we are profitable or as we carry back tax losses to periods in which we paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

         Results of Operations
                  For the three months ended September 30, 2003, the Company reported net income of $220,062, or $0.30 per common share, compared to net income of $217,739, or $0.34 per common share, for the same period ended September 30, 2002.

                  For the nine months ended September 30, 2003, the Company reported a net loss of $(410,275), or $(0.61) per common share, compared to net income of $556,625, or $0.87 per common share, for the same period ended September 30, 2002.

         Net Interest Income
                  Net interest income was $1,277,239 in the third quarter of 2003, compared with $935,800 in the comparable period in 2002. Third quarter 2003 interest income of $2,038,869, an increase of $422,883 or 26.2% over the same period in 2002, includes $1,853,329 income on loans, $178,051 income on securities, and $7,489 income on federal funds sold and other interest-bearing accounts. Interest income of $1,615,986 during the third quarter of 2002 included $1,468,154 of income on loans, $142,058 income on investment securities, and $5,774 income on federal funds sold and other interest-bearing accounts. Interest expense of $761,630 for the third quarter of 2003, up $81,444 or 12.0% from the same period in 2002, consists of interest on deposits of $654,036, and on other borrowings of $107,594. Third quarter 2002 interest expense of $680,186 consisted of interest on deposits of $620,314, and interest on other borrowings of $59,872. The growth of the balance sheet, particularly loans and deposits, from the third quarter of 2002 to the same period in 2003, coupled with the drop in the cost of interest-bearing liabilities, offset by the drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the third quarter of 2003, compared to the same period in 2002, was primarily due to the continued repricing of loans and deposits of the Bank after the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points, and the reduction of another 50 basis points during the fourth quarter of 2002, and 25 basis points during the second quarter of 2003. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during 2001, the fourth quarter of 2002 and the second quarter of 2003, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.
                  Net interest income was $3,503,974 for the nine months ended September 30, 2003, an increase of $821,386 or 30.6% over the total of $2,682,588 for the same period of 2002. Interest income of $5,652,013 for the first nine months of 2003 included $5,158,575 income on loans, $467,698 income on investment securities, and $25,740 income on federal funds sold and other interest-bearing accounts. Total interest income of $4,792,383 for the first nine months of 2002 consisted of $4,342,899 income on loans, $421,730 income on investment securities, and $27,754 income on federal funds sold and other interest-bearing accounts. Interest expense for the first nine months of 2003 totaled $2,148,039, and included $1,867,601 interest on deposits, and $280,438 expense on other borrowings. The comparable period of 2002 had interest expense of $2,109,795, of which $1,905,618 was interest on deposits, and $204,177 was expense on other borrowings.

         Provision for Loan Losses
                  The provision for loan losses expense for the three months ended September 30, 2003, was $85,000, an increase of $15,000 over the total of $60,000 for the same quarter of 2002.

                  The provision for loan losses expense was $1,728,000 for the first nine months of the year, compared to $160,000 for the same period of 2002, an increase of $1,568,000. Of this increase, $1,087,000 was specifically allocated during the second quarter of 2003 for three loans to one borrower, totaling $1,675,000, that are further discussed in the Asset Quality section of this report.. As the result of a periodic regulatory examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively, which are not included in the non-performing loan total at September 30, 2003.


         Non-Interest Income
                  Non-interest income for the three months ended September 30, 2003 and 2002, respectively, was $389,030 and $223,426, an increase of $165,604 or 74.1%. Income from service charges on deposit accounts increased $10,939, or 6.9%, from $159,086 during the third quarter of 2002 to $170,025 for the third quarter of 2003. The increase is primarily attributable to growth in accounts subject to service charges. Income from the sale of secondary market loans increased $140,838, from $9,973 during the third quarter of 2002 to $150,811 for the same period of 2003. The growth in income from the sale of secondary market loans is associated with the acquisition of Commonwealth Mortgage of Bowling Green, Inc., during the first quarter of 2003. Non-interest income for the third quarter of 2002 includes a gain of $41,084 from the sale of investment securities.
                  Non-interest income for the nine months ended September 30, 2003 and 2002, respectively, was $1,236,962 and $556,294, an increase of $680,668 or 122.4%. Service charges on deposit accounts comprised the largest part of non-interest income for both nine-month time periods, totaling $490,147 and $388,160 for 2003 and 2002, respectively. Income from the sale of secondary market loans increased to $431,557 for the first nine months of 2003, from $20,810 for the same period of 2002. Gains from the sale of investment securities during the first nine months of 2003 totaled $144,024, compared to $108,454 for the first nine months of 2002.

         Non-Interest Expense
                  Non-interest expense was $1,251,207 in the third quarter of 2003, up from $768,987 in the same quarter of 2002, an increase of $482,220 or 62.7%. The initiatives designed to better service our customers, including the opening of full service branches in Bowling Green and Franklin, Kentucky, and the acquisition of a mortgage origination company, accounted for $307,651 of the increase in non-interest expense during the third quarter of 2003, compared to the same period of 2002.
                  For the nine months ended September 30, 2003 and 2002, respectively, non-interest expense was $3,647,461 and $2,232,747, an increase of $1,414,714, or 63.4%. The non-interest expense associated with the two new branches and the mortgage origination company accounted for $884,232 of the increase during the first nine months of 2003.

         Income Taxes
                  Income tax expense or credit has been calculated based on the Company's expected annual rate for 2003. During the third quarter of 2003, income tax expense totaled $110,000, compared to expense of $112,500 for the same period of 2002. For the nine months ended September 30, 2003, the income tax credit totaled $(224,250), compared to expense of $289,510 for the same period of 2002. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

         Balance Sheet Review

         Overview
                  Total assets at September 30, 2003 were $162,278,124, up from $128,443,129 at December 31, 2002 and up from $110,321,755 a year ago.
         Average total assets for the third quarter of 2003 were $160,607,744, up $54,461,903 from the third quarter of 2002 average of $106,145,841.

         Loans
                  At September 30, 2003 loans (excluding mortgage loans held for sale) totaled $133,229,215, compared with $95,959,056 at December 31, 2002 and $91,367,416 a year ago, an increase of $37,270,159 and
         $41,861,799 respectively. This increase is attributable primarily to loans generated by the branch opened during the first quarter of 2003 in Franklin, Kentucky, and adjustable rate mortgage loans generated by Commonwealth Mortgage, which are retained in the Bank's portfolio. Loans averaged $130,241,409 during the third quarter of 2003, an increase of $40,291,584 or 44.8%, over the average total of $89,949,825 for the third quarter of 2002.

         Asset Quality
                  The allowance for loan losses was $1,898,864 at September 30, 2003, an increase of $598,606, or 46.0% over the December 31, 2002 level of $1,300,258. The allowance represents 1.43% of period-end loans, compared to 1.36% of period-end loans at December 31, 2002.
                  Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $566,000 at September 30, 2003, compared to $115,000 at December 31, 2002 and $123,000 at September 30, 2002. Included in the non-performing loan total at September 30, 2003 is the remaining portion, totaling $520,000, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter, $1,043,050 of these loans was charged off, and, prior to the charge-off, approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in two energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties had failed to produce any revenue, was unlikely to ever produce revenue and that the property's value was now negligible, and further that the revenue from the second property was expected to be minimal. The borrower terminated its operations during the second quarter. Also included in non-performing loans is one loan for $35,000, which was placed on non-accrual status during the second quarter of 2003, secured by a second mortgage on residential real estate. The borrower filed for bankruptcy protection during the second quarter of 2003. The remaining $11,000 of non-performing loans consists of one loan accruing but past due over 90 days.
                  Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
                  Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $566,000 at the end of the third quarter of 2003, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $185,000 at December 31, 2002, comprised of $115,000 of non-performing loans, and other real estate owned of $70,000.

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

         Securities
                  Securities (all classified as available for sale) increased from $16,186,406 at December 31, 2002 to $19,332,838 at September 30,
         2003. At September 30, 2002 securities totaled $13,238,425.

         Deposits and Borrowed Funds
                  Total deposits averaged $131,791,552 in the third quarter of 2003, an increase of $43,875,210 from the comparable 2002 third quarter average of $87,916,342. As of September 30, 2003, total deposits were $132,519,568, and included $121,772,183 of interest bearing deposits. This compares to total deposits of $105,893,333 at December 31, 2002, which included $94,589,225 of interest bearing deposits. Total deposits at September 30, 2002 were $88,180,330, and included interest bearing deposits of $78,598,292.
                  The Bank had $6,424,171 of deposits secured by securities sold under agreements to repurchase on September 30, 2003. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $6,393,812 during the third quarter of 2003.
                  At September 30, 2003, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At September 30, 2003, the Bank had three outstanding FHLB advances totaling $11,000,000. The first FHLB advance, which was issued December 19, 2001, matures March 19, 2004 and has a fixed interest rate of 4.04%. The second FHLB advance, which was issued May 2, 2003, matures May 2, 2005 and has a fixed interest rate of 1.90%. The third FHLB advance, which was issued June 9, 2003, matures June 6, 2006, and has a fixed interest rate of 2.03%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 150% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At September 30, 2003, the Bank had available collateral to borrow an additional $9.8 million from the FHLB.
                  In 2001, the Company executed a credit agreement with a correspondent bank for the purpose of injecting capital into the Bank. During the third quarter of 2003, the Company borrowed $700,000, bringing total outstanding debt under the credit agreement to the total availability of $3,000,000. The current rate on the loan, which is repriced annually during June at one-year LIBOR plus 275 basis points, is 3.78%. The stock of the Bank is pledged as collateral for the loan.

         Capital Resources and Liquidity
                  The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of September 30, 2003, December 31, 2002 and September 30, 2002; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:
                                        16


                                                   September 30,            December 31,            September 30,
                                                      2003                      2002                      2002
                                                     -----                      ----                      ----

         Tier 1 risk based ...........                 8.71%                    9.01%                     9.27%
              Regulatory minimum .....                 4.00                     4.00                      4.00
              Well-capitalized minimum                 6.00                     6.00                      6.00
         Total risk based ............                 9.97%                   10.26%                    10.52%
              Regulatory minimum .....                 8.00                     8.00                      8.00
              Well-capitalized minimum                10.00                    10.00                     10.00
         Leverage ....................                 7.11%                    7.75%                     8.01%
              Regulatory minimum .....                 4.00                     4.00                      4.00
              Well-capitalized minimum                 5.00                     5.00                      5.00


         The table below sets forth the Company's ratios as of September 30, 2003, December 31, 2002 and June 30, 2002; the regulatory minimum capital ratios; and the regulatory minimum capital ratios for well-capitalized companies:


                                                      September 30,           December 31,             September 30,
                                                      2003                      2002                      2002
                                                     -----                      ----                      ----


         Tier 1 risk based ...........                 6.45%                      7.83%                     8.27%
              Regulatory minimum .....                 4.00                       4.00                      4.00
              Well-capitalized minimum                 6.00                       6.00                      6.00
         Total risk based ............                 7.70%                      9.08%                     9.52%
              Regulatory minimum .....                 8.00                       8.00                      8.00
              Well-capitalized minimum                10.00                      10.00                     10.00
         Leverage ....................                 5.26%                      6.76%                     7.04%
              Regulatory minimum .....                 4.00                       4.00                      4.00
              Well-capitalized minimum                 5.00                       5.00                      5.00


                  All the capital ratios have decreased from December 31, 2002 to September 30, 2003, as the rate of growth of risk-weighted and average quarterly assets has been higher than the growth of total equity. All ratios for the Bank fall within the minimum capital ratios for well-capitalized companies as of September 30, 2003, with the exception of the total risk based ratio, which measures 9.97% compared to a well-capitalized minimum ratio of 10.00%. Included in equity at third quarter end 2003 are the net proceeds, totaling $511,164, from the sale of 42,068 shares of common stock of the Company on September 30, 2003.
                  The Company's capital ratios have decreased from December 31, 2002. At September 30, 2003, the tier 1 risk based and the leverage ratio exceeded well-capitalized minimum levels. The total risk based ratio at September 30, 2003 falls below the regulatory minimum, due to the increase in period end loan balances that offset the net proceeds of $511,164 from the sale of Company common stock during the third quarter of 2003. Management anticipates that the sale of more Company common stock during the fourth quarter, will result in an improved total risk based capital ratio at the end of the third quarter of 2003. See Note 5 of the Notes to the Condensed Consolidated Financial Statements.
                   If the the Company does not raise sufficient capital in the offering, which is scheduled to be completed in November 2003, the Company will be required to consider alternative measures to improve the Company's and the Bank's capital ratios, such as slowing or reducing loan growth, or raising capital through the issuance of preferred stock or trust preferred securities. Increased borrowings or trust preferred securities will have immediate interest costs, which will have an adverse impact on earnings, although they may require a lower internal rate of return on equity than common stock. To the extent they are floating or variable rate, the future cost of additional borrowings or trust preferred securities may increase over time, while the cost of equity will remain fixed.

                   Throughout the term of the regulatory agreement between the Bank and its primary regulators, the Bank is required to maintain a minimum Tier 1 capital to total assets ratio of 7%. In the event that we are unable to obtain additional capital for the Bank on a timely basis, the growth of the Company and the Bank may be curtailed, and we may be required to reduce our level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances, net income and the rate of growth of net income may be adversely affected. If adequate capital is not available, the Company and the Bank will be subject to an increased level of regulatory supervision.
                  The Company's primary cash requirements are expected to be met by the anticipated growth of customers' deposits. The Bank has also established federal funds guidelines with correspondent banks, giving it short-term borrowing availability, and has established a program allowing it to sell investment securities under an agreement to repurchase at a later date. In addition, the Bank has borrowing capabilities through the Federal Home Loan Bank of Cincinnati.
                  Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the third quarter of 2003, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the third quarter of 2002.

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

ITEM 3. CONTROLS AND PROCEDURES


As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filing with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

         Part II - Other Information

         Item 6. Exhibits and Reports on Form 8-K
                (a) Exhibits
                 The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.


                (b) Reports on Form 8-K during the quarter ended September 30,
                 2003.
                 Form 8-K filed on August 1, 2003 reporting an Item 7 and furnishing an Item 12 event (the press release for second quarter earnings).

   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    November 14, 2003                    /s/ Mary D. Cohron
                                              ------------------

                                                  Mary D. Cohron
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)



         November 14, 2003                   /s/ Bill D. Wright
                                             ------------------
                                                 Bill D. Wright
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBITS

3.1 Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

11       Statement re: Computation of per share earnings

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.