Form 10KSB
period 2003-12-31
CITIZENS FIRST CORP
filed 2004-03-30
CIK 1073475

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

X Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the fiscal year ended December 31, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _X_

State issuer's revenues for its most recent fiscal year:  $9,247,164

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 30, 2004: $8,074,444.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                     OUTSTANDING AT MARCH 30, 2004
         -----                                    ------------------------------
Common Stock, no par value                                    840,447

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the Annual Meeting of Shareholders to be held May 20, 2004 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION




                                TABLE OF CONTENTS




                                     PART I

ITEM
                                                                           PAGE

1.  Description of Business.................................................3-12

2.  Description of Property...................................................12

3.  Legal Proceedings......................................................12-13

4.  Submission of Matters to a Vote of Security Holders.......................13

                                     PART II

5.  Market for the Common Equity, Related Stockholder Matters, and Small .......
    Business Issuer Purchases of Equity Securities...........................14

6.  Management's Discussion and Analysis or Plan of
    Operation..............................................................14-33

7.  Financial Statements...................................................34-64

8.  Changes in and Disagreements with Accountants on Accounting and Financial.
    Disclosure................................................................65

8A. Controls and Procedures...................................................65

                                    PART III

9.  Directors, Executive Officers, Promoters and Control Persons;Compliance with
    Section 16(a) of the Exchange Act.........................................66


10.  Executive Compensation...................................................66

11.  Security Ownership of Certain Beneficial Owners and Management and Related
     Stockholder Matters......................................................66

12.  Certain Relationships and Related
     Transactions.............................................................66

                                     PART IV

13. Exhibits and Reports on Form 8-K.......................................67-68

14.  Principal Accountant Fees and Services...................................68

Signatures.................................................................69-70

ITEM 1. DESCRIPTION OF BUSINESS

Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and, as of 2003, in the Franklin/Simpson County market. As of December 31, 2003, the Company and Bank employed sixty-six employees (fifty-seven full-time equivalent employees).

In January 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Bank's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The purchased assets of Commonwealth Mortgage and Southern Kentucky Land Title consist primarily of furniture, fixtures and equipment. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500. In connection with the acquisition, the Bank recorded $380,000 of goodwill.

In January 2004, the Bank paid $162,400 to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. Additionally, the Company will issue the former Commonwealth shareholders common stock having a value of approximately $54,000 during the first quarter of 2004.

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

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 4.2% is lower than the national unemployment rate of approximately 5.7%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 14 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

On December 31, 2003, the Company had total consolidated assets of $163,519,995, total loans of $134,715,475, total deposits of $133,729,092 and shareholders' equity of $9,610,377.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company's and the Bank's operations. These laws and regulations are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework which apply.

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

The Bank is a state chartered financial institution, and as such, is subject to various statutory requirements, supervision and regulation (of which regular bank examinations are a part) promulgated and enforced primarily by the Federal Deposit Insurance Corporation ("FDIC") and the Kentucky Department of Financial Institutions.

In August 2003, the Bank and its primary regulators entered into a regulatory agreement in order to improve the Bank's performance. As of December 31, 2003, the Bank had implemented several steps included in the agreement. These steps included refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. The Bank also implemented comprehensive loan review procedures that provide for strengthened independent risk analysis of the loan portfolio, reviewed the lending authority of each loan officer and loan committee, and addressed staffing requirements, particularly in the area of loan administration. Management of the Bank continues to review, reevaluate and implement its long range strategic plans for improving the operating performance, maintaining adequate capital levels and improving the liquidity position of the Bank. The agreement requires the Bank to maintain a leverage ratio of 7% throughout the term of the agreement.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the FDIC, respectively. There are two basic measures for capital adequacy for bank holding companies and the depository institutions that they own: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among depository institutions and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets (including some off-balance sheet items, such as standby letters of credit) is 8.0%. At least half of total capital must be comprised of Tier 1 capital, which is common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and other permissible intangible assets. The remainder may consist of Tier 2 capital which is subordinated debt, other preferred stock, and a limited amount of loan loss reserves. In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to average assets, less goodwill and permissible other intangible assets, of 3.0% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3.0%, plus an additional cushion of 100 to 200 basis points. The guidelines also provide that bank holding companies that experience internal growth to make acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board will consider a "tangible Tier 1 capital average ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

The federal bank regulators continue to indicate their desire to raise the capital requirements that apply to banks beyond their current levels and are considering changes to the risk-based capital adequacy framework for banks, including emphasis on credit, market and operational risk components.

PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized). With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. Generally, subject to a narrow exception, the Improvement Act requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution is deemed to be well capitalized if it

o        has a total capital ratio of 10% or greater,
o        has a tier 1 capital ratio of 6.0% or greater,
o        has a leverage ratio of 5.0% or greater, and
o is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its federal banking agency.

An institution is considered to be adequately capitalized if it has o a total capital ratio of 8.0% or greater, o a tier 1 capital ratio of 4.0% or greater, and o a leverage ratio of 4.0% or greater.

An institution is considered to be undercapitalized if it has o a total capital ratio of less than 8.0%, o a tier 1 capital ratio of less than 4.0%, or o a leverage ratio of less than 4.0%.

An institution is considered to be significantly undercapitalized if it has o a total capital ratio of less than 6.0%, o a tier 1 capital ratio of less than 3.0%, or o a leverage ratio of less than 3.0%.

An institution that has a tangible equity capital to assets ratio equal to or less than 2.0% is deemed to be critically undercapitalized. For purposes of the regulation, the term "tangible equity" includes core capital elements counted as tier 1 capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under the Improvement Act, a bank holding company must guarantee that a subsidiary depository institution meet its capital restoration plan, subject to limitations. The obligations of a controlling bank holding company under the Improvement Act to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the Federal Deposit Insurance Corporation. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of the Improvement Act.

For those institutions that are significantly undercapitalized or undercapitalized and either fail to submit an acceptable capital restoration plan or fail to implement an approved capital restoration plan, the appropriate federal banking agency must require the institution to take one or more additional actions, which could include among other things, restricting asset growth, selling additional shares and electing new directors. In addition, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer.


PAYMENT OF DIVIDENDS

Federal and state statutes and regulations restrict the payment of dividends by state-chartered banks. Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than upon preferred stock, if any), a bank must increase its capital surplus by at least 10% of the net profits of the bank for such period until the bank's capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Commissioner of the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total of all dividends declared by a bank for any calendar year exceeds the bank's net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt, if any. The Kentucky Business Corporation Act provides additional restrictions on distributions by a Kentucky corporation, including the Company and the Bank. The FDIC may also restrict the Bank's payment of dividends. If the FDIC determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. Moreover, regulations of the FDIC requiring the Bank to maintain certain capital levels will also affect the Bank's ability to pay dividends.

THE BANK

Organized under Kentucky law, the Bank is subject to the regulation and supervision of the Kentucky Department of Financial Institutions. As an insured bank under the Federal Deposit Insurance Act, the Bank is also subject to regulation and examination by the FDIC. Although the Bank is not a member of the Federal Reserve System, it is nevertheless subject to provisions of the Federal Reserve Act and regulations promulgated under that Act.

The FDIC and the Kentucky Department of Financial Institutions regularly examine the operations of the Bank. State banks also are subject to regulation requiring the maintenance of prescribed minimum capital levels, and the Bank is required to file annual reports and such additional information as the Kentucky Department of Financial Institutions and FDIC regulations require. The Bank is also subject to restrictions on loan limits, interest rates, "insider" loans to officers, directors and principal shareholders, restrictions on tie-in arrangements and transactions with affiliates, as well as many other matters.

Federal and state regulators have authority to impose substantial sanctions on the Bank and its directors and officers if it engages in unsafe or unsound practices, or otherwise fails to comply with regulatory standards. Supervisory agreements, such as memoranda of understanding entered into with federal and state bank regulators, may also impose requirements and reporting obligations.

INTERSTATE BANKING. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enabled nationwide interstate banking through bank subsidiaries and interstate banking mergers. The Riegle-Neal Act allows adequately capitalized and well-managed bank holding companies to acquire control of a bank in any state subject to concentration limits. The Riegle-Neal Act also generally provides that national and state-chartered banks may branch interstate through acquisitions of banks in other states.

Restrictions on branching imposed upon Kentucky banks continue to apply under the legislation, including prohibiting acquisitions which have the result of concentrating control of more than 15% of the federally insured deposits in Kentucky. The Riegle-Neal Act increased competition in the banking industry as it allows out of state banks to branch into Kentucky through acquisitions of banks in Kentucky.

STATE REGULATION. With respect to expansion, the Bank until recently could establish branches only within the geographical limits of Warren County, Kentucky. However, recent legislation permits Kentucky banks to establish a branch office anywhere in Kentucky upon approval of the Kentucky Department of Financial Institutions. Certain well capitalized and well managed banks may establish a branch office upon notice to the Department.

FDIC INSURANCE ASSESSMENTS. The Bank's deposits are insured by the FDIC up to the statutory limit of $100,000 per depositor through the Bank Insurance Fund. Under current law, the insurance assessment paid by Bank Insurance Fund-insured institutions is set by the FDIC and is designed to achieve a target reserve ratio of 1.25 percent of estimated insured deposits, or such higher ratio as the FDIC may determine in accordance with law. The FDIC is also authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the Treasury Department. Bank Insurance Fund annual assessment rates currently range from 0 to 27 basis points. The actual assessment rate paid by individual institutions is determined by the risk category rating of the institution as determined by the FDIC.

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation to levy assessments on FDIC insured institutions sufficient to pay interest on certain Financing Corporation bonds. Financing Corporation assessments imposed on Bank Insurance Fund insured deposits in annual amounts are presently estimated at 1.54 basis points.

THE COMPANY

The Company is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, it is subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve.

ACQUISITION OF BANKS. Bank holding companies are required to obtain the prior approval of the Federal Reserve before they may

o acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, o acquire all or substantially all of the assets of any bank, or o merge or consolidate with any other bank holding company.

The Federal Reserve generally may not approve any transaction that would result in a monopoly or that would further a combination or conspiracy to monopolize banking in the United States. Nor can the Federal Reserve approve a transaction that could substantially lessen competition in any section of the country, that would tend to create a monopoly in any section of the country, or that would be in restraint of trade. But the Federal Reserve may approve any such transaction if it determines that the public interest in meeting the convenience and needs of the community served clearly outweighs the anticompetitive effects of the proposed transaction. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, as well as the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy. Consideration of convenience and needs of the community includes the parties' performance under the Community Reinvestment Act of 1977.

Kentucky law provides that any individual or bank holding company having its principal place of business in Kentucky may acquire control of one or more banks or bank holding companies wherever located within Kentucky, provided that no individual or bank holding company acquires control of banks located in Kentucky holding more than 15% of the total deposits of all federally-insured depository institutions in Kentucky. A bank holding company must seek and obtain the approval of the Commissioner of the Kentucky Department of Financial Institutions before acquiring control of any bank chartered in Kentucky or any bank holding company controlling a bank which is chartered in Kentucky.

PERMITTED ACTIVITIES. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank, or engaging in any activity other than managing and controlling banks. Among the activities which are permissible for bank holding companies are

o acquiring and holding shares of any company engaged solely in the business of the holding and operating properties used wholly or substantially by a subsidiary bank, conducting a safe deposit business or furnishing services to or performing services for a subsidiary bank,
o acquiring and holding up to five 5% of the outstanding voting shares of any company,
o acquiring and holding up to 5% of the outstanding voting shares of an investment company that is solely engaged in investing in securities and that does not own or control more than 5% of the outstanding shares of any class of voting securities of any company, and
o acquiring and holding shares of any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits that the Federal Reserve considers include greater convenience, increased competition or gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has determined certain activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto and such activities may be engaged in by a bank holding company or a subsidiary of a bank holding company in accordance with the rules and regulations of the Federal
Reserve. Bank holding companies are not limited under the BHCA to activities previously approved by the Federal Reserve. If a bank holding company is of the opinion that other activities are closely related to banking or managing or controlling banks, the holding company may apply for Federal Reserve approval to engage in the activity or acquire an interest in a company that is engaged in the activity.

The Gramm-Leach-Bliley Act of 1999 expanded the permissible activities of a bank holding company. The Gramm Act allows qualifying bank holding companies to elect to be treated as "financial holding companies." A bank holding company qualifies to be a financial holding company if its depository institution subsidiaries are well-managed, well capitalized and received at least a "satisfactory" Community Reinvestment Act rating as of the most recent examination. A financial holding company may engage in activities and acquire companies engaged in activities that are "financial" in nature or "incidental" or "complementary" to such financial activities including

o acting as a principal, agent or broker in selling various forms of insurance,
o providing financial investment and economic advisory services, including advising investment companies, o underwriting, dealing or making a market in securities, without any revenue limitation, o investing in shares or other ownership interests in any entity in the course of a bona fide underwriting, merchant banking or investment banking business, provided that such investments are not made by a depository institution or its subsidiary, and
o investing, through an insurance subsidiary in the ordinary course of its business in accordance with relevant state law, in any entity, but subject to conditions analogous to those for merchant banking investments.

The Federal Reserve and the Treasury Department have the authority to expand the list of permissible activities for a financial holding company. Any bank holding company which cannot or chooses not to become a financial holding company will remain subject to the previous rules of the BHCA.

REPORTING OBLIGATIONS. A bank holding company is required to file with the Federal Reserve annual reports and other information regarding its business operations and the business operations of its subsidiaries. It is also subject to examination by the Federal Reserve and is required to obtain Federal Reserve approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the shares of voting stock of such bank.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy the Company is expected to act as a source of financial strength for, and to commit resources to support, the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

Both the Company and the Bank are subject to the provisions of Section 23A and
Section 23B of the Federal Reserve Act. Section 23A places limits on the amount of

o        a bank's loans or extensions of credit to affiliates,
o        a bank's investment in affiliate,

o assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates and,
o a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

Section 23B prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

PRIVACY

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent a financial institution from sharing personal financial information with nonaffiliated third parties except for third parties that market the institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Company has established a privacy policy to ensure compliance with federal requirements.

ANTI-TERRORISM LEGISLATION

In the wake of the tragic events of September 11, 2001, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealing with foreign financial institutions and foreign customers.

EFFECTS OF GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

The Bank's earnings are affected by the difference between the interest earned by its loans and investments and the interest paid by its deposits or other borrowings. The yields on its assets and the rates paid on its liabilities are sensitive to changes in prevailing market rates of interest. Thus, the earnings and growth of the Bank are influenced by general economic conditions, fiscal policies of the Federal government, and the policies of regulatory agencies, particularly the Federal Reserve, which establishes national monetary policy, all of which are beyond the Bank's control. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

MONETARY POLICY

Commercial banks, including the Bank, are affected by the credit policy of various regulatory authorities, including the Federal Reserve. An important function of the Federal Reserve is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, changes in reserve requirements on bank deposits, changes in the discount rate on bank borrowings and limitations on interest rates that banks may pay on time and savings deposits. The Federal Reserve uses these means in varying combinations to influence overall growth of bank loans, investments and deposits, and also to affect interest rates charged on loans, received on investments or paid for deposits.

The monetary and fiscal policies of regulatory authorities, including the Federal Reserve, also affect the banking industry. Through changes in the reserve requirements against bank deposits, open market operations in U.S. government securities and changes in the discount rate on bank borrowings, the Federal Reserve influences the cost and availability of funds obtained for lending and investing. No prediction can be made with respect to possible future changes in interest rates, deposit levels or loan demand or with respect to the impact of such changes on the business and earnings of the Bank.

RISK FACTORS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company. Some of these factors are described below.

WE MAY NOT BE SUCCESSFUL IN THE IMPLEMENTATION OF OUR BUSINESS STRATEGY.
We cannot assure you that we will be successful in the implementation of our business strategy. The growth and expansion of the Company's business has placed, and will continue to place, significant demands on the Company's management and operational and financial resources. Successful implementation of the Company's business strategy requires continued growth and will depend on its ability to attract a significant number of customers, profitably manage its assets, liabilities and capital, develop necessary business relationships to provide products and services, implement and improve operational, financial and management information systems and other technology, and hire and train additional qualified personnel.

IF THE COMPANY'S ASSUMPTIONS ABOUT THE COLLECTIBILITY OF ITS LOAN PORTFOLIO ARE WRONG AND THE ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER FUTURE LOAN LOSSES, THE COMPANY MAY INCUR ADDITIONAL LOSSES AND BE SUBJECT TO GREATER REGULATORY SUPERVISION AND SANCTIONS.
The Company substantially increased its allowance for loan losses for the year ended December 31, 2003, from $1,300,258 at December 31, 2002 to $1,904,377 at
December 31, 2003, because of increases in nonperforming loans and potential problem loans, and because of increases in loans charged off compared to prior years, particularly the chargeoff of $1,043,050 during the third quarter of 2003 of three loans to one borrower. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the collateral, if any, securing the repayment of many of the loans. If the assumptions are wrong, the allowance may not be sufficient to cover future loan losses. In addition, federal and state regulators who periodically review the allowance for loan losses can require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. There is no assurance that the allowance for loan losses will be sufficient to cover future loan losses in the loan portfolio or that additional substantial increases in the allowance for loan losses will not be required as a result of increased nonperforming loans and potential problem loans.

In connection with the increase in the allowance for loan losses, the Bank and its primary regulators entered into an agreement that will implement several steps intended to improve performance and credit quality, including lessening the risk position in each asset that has been internally classified as a problem loan or identified as a potential problem loan, strengthening the risk analysis of the loan portfolio, reviewing loan administration staffing requirements and lending authority and hiring and/or training an individual whose primary responsibility will be the independent risk analysis of the loan portfolio on an ongoing basis. There is no assurance that the steps taken will ultimately prove adequate or effective at improving the Bank's performance and credit quality.

If the assumptions made in determining the allowance for loan losses are wrong, or the Bank is unable to or does not comply with the regulatory agreement, or otherwise fails to comply with regulatory standards or improve performance and credit quality, the Bank may be subject to greater regulatory scrutiny and substantial sanctions by federal and state regulators.

IF EITHER THE COMPANY OR THE BANK DOES NOT HAVE ADEQUATE CAPITAL, IT WILL BE SUBJECT TO AN INCREASED LEVEL OF REGULATORY SUPERVISION AND ITS BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED. The Company cannot be certain that its capital will allow the Bank to continue to meet the capital requirements of the agreement between the Bank and its regulators, or will allow the Bank to continue to meet the minimum capital ratios for well-capitalized institutions or be adequate to support future growth. If the Company is not able to maintain sufficient capital, it may consider various alternative measures, such as slowing or reducing loan growth or raising additional capital. Any necessary future equity or debt financing, if available at all, may be on terms which are not favorable to the Company, and, in the case of equity financing, could result in dilution to the Company's shareholders. If adequate capital is not available, the Company and the Bank will be subject to an increased level of regulatory supervision and its business, operating results and financial condition could be adversely affected.

THE COMPANY MAY NOT GROW AS RAPIDLY AS IT HAS IN THE PAST. IF IT IS UNABLE TO GROW ASSETS, THE COMPANY'S ABILITY TO INCREASE LONG-TERM PROFITABILITY MAY SUFFER.

The Company has incurred substantial expenses in management, sales and customer support personnel and other infrastructure to support future growth, and expects to continue to incur such expenses as it opens and expands new branch offices. It may not grow as rapidly as over the past five years, and may not grow at all. To continue to grow, the Company will need to provide sufficient capital to the Bank, and the Company does not yet expect earnings to satisfy capital needs. In general, without raising additional capital, the Company can increase asset levels only by 10 to 12 times the level of earnings. If the Company is unable to grow, its ability to increase long-term profitability may suffer.

FLUCTUATIONS IN INTEREST RATES COULD REDUCE NET INTEREST INCOME. THE COMPANY REALIZES INCOME PRIMARILY FROM THE DIFFERENCE BETWEEN INTEREST EARNED ON LOANS AND INVESTMENTS AND INTEREST PAID ON DEPOSITS AND BORROWINGS. Most of the Company's interest bearing liabilities tend to be at fixed rates of interest for a fixed term and can only be repriced at maturity while the yield on a significant portion of interest earning assets fluctuates with changes in an external index, primarily the prime rate. As a result, assets will reprice faster than liabilities and, in a decreasing rate market, such as was experienced in 2001 and in 2002, the yield on assets will decline faster than the rates paid on our liabilities. This causes a decline in net interest margin and may lower interest income while interest expense does not fall as rapidly. In that event, net income may be adversely impacted. Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, a rise in unemployment, tightening money supply, and domestic and international disorder and instability in domestic and foreign financial markets.

THE RESTRICTIONS ON THE BANK'S ABILITY TO PAY DIVIDENDS TO THE COMPANY COULD HAVE A SUBSTANTIAL IMPACT ON ITS ABILITY TO FUND HOLDING COMPANY OPERATIONS, INCLUDING DEBT SERVICE ON FUTURE BORROWINGS. The Company does not currently incur material expenses at the holding company level. If material expenses are incurred in the future, however, it will need to receive dividends from the Bank or have some other source of funds. Due to regulatory constraints, no funds are currently available for the payment of dividends from the Bank to the Company without prior regulatory approval.

COMPETITION WITH OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT OUR PROFITABILITY.
According to FDIC deposit information as of June 30, 2003, there were 13 banking institutions, excluding credit unions, with offices in the Bowling Green MSA. A number of these banking institutions have substantially greater resources and lending limits, more numerous banking offices, a wider variety of banking and other financial services, and much higher levels of core deposits than the Company. In addition, the Company competes with mortgage companies, insurance companies, consumer finance companies, brokerage firms, credit unions, money market funds and other entities. This competition may limit or reduce the Company's profitability, reduce its growth and adversely affect results of operations and financial condition.

ITEM 2. DESCRIPTION OF PROPERTY
The main office of the Bank and the Company is located at 1805 Campbell Lane, Bowling Green, Kentucky, which the Bank owns. The Bank leases a branch office, located at 901 Lehman Avenue. The current lease of this facility provides for an initial term of 1 year beginning on March 1, 2004 with options to extend the lease for two (2) additional two (2) year terms The base rent of the current term of the lease is payable in equal monthly installments of $2,497 in advance. In February 2003, the Bank opened a branch at 2451 Fitzgerald-Industrial Drive in Bowling Green, on land it purchased in the third quarter of 2002 for $301,364. Total costs of the branch facility, excluding the cost of the land, were $789,310, including building, furniture, and equipment. The Bank opened a third branch in Franklin, Kentucky in February 2003. The Bank operated out of a temporary leased location until a permanent facility could be constructed. The permanent facility, located at 1200 S. Main, was completed and opened in October 2003. Total costs of the branch, excluding the cost of the land, were $940,816, including building, furniture, and equipment. In January 2003, in connection with the Bank's acquisition of Commonwealth Mortgage, a mortgage origination company, the Bank purchased the .2 acre site, located at 1301U.S. Highway 31-W Bypass in Bowling Green, on which the main office of Commonwealth is located, for a purchase price of $272,500.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is traded in the over-the-counter market under the symbol "CZFC.OB", on an order-match agency basis, whereby buyers and sellers of the stock execute transactions on a no spread basis. The bid prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and may not represent actual transactions. Trading volume in our common stock is considered light and the stock is thinly traded. As of December 31, 2003 there were approximately 179 shareholders of record of Company common stock.

The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:
                                                  HIGH               LOW
     First quarter, 2002                         14.00             13.25
     Second quarter, 2002                        14.00             12.75
     Third quarter, 2002                         14.00             14.00
     Fourth quarter, 2002                        17.25             15.00
     First quarter, 2003                         17.25             14.00
     Second quarter, 2003                        15.75             14.80
     Third quarter, 2003                         15.25             14.55
     Fourth quarter, 2003                        15.30             12.80

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

The Company is a growing one bank holding company headquartered in Bowling Green, Kentucky. The Company provides general commercial and consumer banking services through its wholly owned bank subsidiary, Citizens First Bank, Inc. Following completion of an approximately $8 million stock offering, the Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999.
  In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened a branch office at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and one at 914 South Main Street, Franklin, Kentucky in February 2003. The Bank was organized as a community oriented, full service alternative to the superregional financial institutions which dominate its primary service area. The Bank's mission is to firmly establish itself in its primary service area as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. The Bank believes that its ability to compete is enhanced by its local management and its base of local shareholders and directors. The Bank has emphasized and intends to continue emphasizing its Bowling Green and southern Kentucky roots, and the Bank has a philosophy of giving its customers prompt and responsive personal service.

The year ended December 31, 2003 represented a year of continued growth for the Company. Since inception, the Company's balance sheet has steadily grown to $163,519,995 at December 31, 2003.

In February 2003, the Company filed a registration statement with the Securities and Exchange Commission for the offering and sale of up to $10 million of the Company's common stock. The offering was designed for multiple closings of sales of common stock, and had a final offering date of November 14, 2003. It was completed in November 2003 netting proceeds to the Company of $2,563,503. The proceeds of the offering were used to strengthen the Bank's capital base and position it to continue to exceed minimum regulatory capital ratios, which will allow for future growth.

In 2003, the Company recorded a net loss of $(290,029), or $(0.41) per common share. This compares to net income of $745,218, or $1.16 per common share, in 2002. The provision for loan losses in 2003 was $1,808,000 or 1.49% of average loans, compared to $195,000 or 0.2% of average loans during 2002. The increase in the provision expense in 2003, compared to 2002, is primarily attributable to the allocation of $1,087,000 for three loans to one borrower, which were subsequently charged off. In addition, as the result of a periodic regulatory examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively. The problems experienced in the loan portfolio in 2003, particularly with respect to commercial loans, were the most significant contributing factor to the net loss that was incurred during 2003. The Bank and its primary regulators entered into a regulatory agreement in August 2003 in order to implement several steps intended to improve the Bank's performance. These steps included refining and refocusing credit risk analysis, underwriting, monitoring and evaluation functions with the goal of improving the quality of the loan portfolio, quickly identifying, and addressing, potential problem loans and lessening the risk position in each asset that has been internally classified as a problem loan or identified as a potential problem loan. These comprehensive loan review procedures will provide for a strengthened risk analysis of the loan portfolio and included a review of the lending authority of each loan officer and loan committee, as well as the Bank's staffing requirements, particularly in the area of loan administration. In this regard, the Bank has hired an individual whose primary responsibility is the independent risk analysis of the loan portfolio on an ongoing basis. The Bank also reviewed, reevaluated and is implementing a long range strategic plan for improving the operating performance and maintaining adequate capital levels at the Bank. Throughout the term of the regulatory agreement, the Bank will be required to maintain a minimum Tier 1 capital to total assets ratio of 7%. A committee of the Bank's board of directors, of which at least two-thirds must be independent, outside directors, will be responsible for ensuring that the Bank complies with this regulatory agreement.

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

ALLOWANCE FOR LOAN LOSSES

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

The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.

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

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring losses when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $1,904,377 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2003.

DEFERRED TAX ASSETS

The Company has a deferred tax asset of approximately $704,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2003, no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

INCOME STATEMENT REVIEW

In 2003, the Company recorded a net loss of $(290,029), or $(0.41) per common share. The net loss for 2003 includes gains of $9,292 during the first quarter and $134,732 during the second quarter, from the sale of investment securities. This compares to net income of $745,218, or $1.16 per common share, in 2002. During 2002, the Company had gains from the sale of investment securities of $108,454.

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

For the year ended December 31, 2003, net interest income was $4,839,644, an increase of $1,216,968 over net interest income of $3,622,676 in 2002. The increase in 2003 resulted primarily from continued growth of loans and deposits, as the Bank continues to increase market share in its principal area of operations. The net interest margin in 2003 was 3.45%, compared to 3.58% in 2002. This drop of 13 basis points is primarily attributable to the continued repricing in yield of interest-earning assets after the 25 basis points reduction in short-term interest rates, initiated by the Federal Open Market Committee of the Federal Reserve, in the second quarter of 2003, which followed a 50 basis point reduction in the fourth quarter of 2002. Because the Bank's interest-bearing liabilities generally have a longer repricing frequency than its interest-earning assets, the Bank was unable to reprice interest-bearing liabilities as quickly, in equal or greater dollar volume, as interest-earning assets that are indexed to short-term rates primarily the Prime rate.

NET INTEREST ANALYSIS SUMMARY
                                                         2003         2002
                                                         ----         ----
Average yield on interest earning assets                5.51%         6.31%
Average rate on interest bearing liabilities            2.22%         3.07%
Net interest-rate spread                                3.29%         3.24%
Net interest margin                                     3.45%         3.58%
                                                17

The following table sets forth for the years ended December 31, 2003 and 2002 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.


AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2003


(In Thousands)                                    Average      Income/    Average
                                                  Balance      Expense    Rate (%)
ASSETS
EARNING ASSETS
Federal funds sold and other ................   $   1,232     $      15    1.22%
Securities available for sale (including
  equity securities) ........................      17,563           648    3.69%
Federal Home Loan Bank Stock ................         397            16    4.03%
Loans (1) ...................................     121,075         7,049    5.82%
                                                 --------         -----
    Total interest earning assets ...........     140,267         7,728    5.51%
                                                                  -----
Non-earning assets ..........................       8,433
                                                    -----
    TOTAL ASSETS ............................   $ 148,700
                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts .....   $  43,248     $     504      1.17%
  Savings accounts ..........................       1,906            15       .79%
  Time deposits .............................      66,365         1,969      2.97%
                                                 ---------       ------
    Total interest bearing deposits .........     111,519         2,488      2.23%
Securities sold under agreement
  to repurchase .............................       5,552            51       .92%
Other borrowed funds
  Federal funds purchased ...................       1,112            15      1.35%
  FHLB borrowings ...........................       9,667           244      2.52%
  Other borrowings ..........................       2,103            90      4.28%
                                                 ---------        -----
    Total interest bearing liabilities ......     129,953         2,888      2.22%
Non-interest bearing liabilities
  Non-interest bearing deposits .............       9,647
Other  liabilities ..........................         832
                                                  -------
    TOTAL LIABILITIES .......................     140,432
Stockholders' equity ........................       8,268
                                                 --------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ...................   $ 148,700
                                                  =======
Net interest income .........................                 $   4,840
                                                                  =====
     Net interest margin (2) ................                                3.45%

 Return on Assets Ratio .....................                               (0.20%)
 Return on Equity Ratio .....................                               (3.71%)
 Equity to Assets Ratio .....................                                5.56%


(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.
                                                        18

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2002


(In Thousands)                                      AVERAGE     INCOME/    AVERAGE
                                                    BALANCE     EXPENSE    RATE (%)
ASSETS

EARNING ASSETS
Federal funds sold and other .................    $  1,952     $     30       1.53%
Securities available for sale (including
  equity securities) .........................      11,297          565       5.00%
Federal Home Loan Bank Stock .................         268           13       4.65%
Loans (1) ....................................      87,805        5,789       6.59%
                                                  --------        ----
    Total interest earning assets ............     101,322        6,397       6.31%
                                                                  ----
Non-earning assets ...........................       4,993
                                                      ----
    TOTAL ASSETS .............................    $106,315
                                                   =======

LIABILITIES and STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts ......    $ 22,383     $    342       1.53%
  Savings accounts ...........................       1,135           12       1.06%
  Time deposits ..............................      56,961        2,146       3.77%
                                                  --------        ----
    Total interest bearing deposits ..........      80,479        2,500       3.11%
Securities sold under agreement
  to repurchase ..............................       4,731           54       1.14%
Other borrowed funds
  Federal funds purchased ....................         201            4       2.05%
  FHLB borrowings ............................       4,169          164       3.93%
  Other borrowings ...........................         875           52       5.95%
                                                    ------        -----       -----
    Total interest bearing liabilities .......      90,455        2,774       3.07%
Non-interest bearing liabilities
  Non-interest bearing deposits ..............       7,508
Other  liabilities ...........................         876
                                                    ------
    TOTAL LIABILITIES ........................      98,839
Stockholders' equity .........................       7,476
                                                    ------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ....................    $106,315
                                                   =======
Net interest income ..........................    $  3,623
                                                   =======
     Net interest margin (2) .................       3.58%

 Return on Assets Ratio ......................       0.70%
 Return on Equity Ratio ......................       9.97%
 Equity to Assets Ratio ......................       7.03%


     (1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2) Net interest income as a percentage of average interest-earning assets.
19

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of Citizens First Corporation for the years ended December 31, 2003 and 2002. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


RATE/VOLUME ANALYSIS
In thousands
                                                       2003 vs. 2002
                                                    Increase/(Decrease)
                                                         Due to
                                                     Rate     Volume       Net
                                                     ----     ------     ------
Interest-earning assets:
    Loans, net ................................   $  (737)   $ 1,997    $ 1,260
    Investment securities .....................      (175)       258         83
    FHLB stock.................................        (2)         5          3
    Federal funds sold ........................        (5)       (10)       (15)
                                                  -------    -------    -------
         Total net change in income on
               Interest-earning assets ........      (919)     2,250      1,331
Interest bearing liabilities:
    Demand and savings accounts ...............      (101)       266        165
    Certificates of deposit ...................      (498)       321       (177)
                                                  -------    -------    -------
         Total deposits .......................      (599)       587        (12)
    Federal funds purchased ...................        (2)        13         11
    Repurchase agreements .....................       (12)         9         (3)
    Borrowings ................................       (93)       211        118
                                                  -------    -------    -------
         Total net change in expense on .......      (706)       820        114
              Interest-bearing liabilities
Net change in net interest income .............   $  (213)   $ 1,430    $ 1,217
                                                  =======    =======    =======


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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.

BASIS POINT CHANGE                          +200 BP  +100 BP  -100 BP  -200 BP
INCREASE (DECREASE) IN NET INTEREST INCOME    7.1%     3.7%    (2.3%)   (4.7%)

As of December 31, 2003, management believes the Company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses in 2003 was $1,808,000 or 1.49% of average loans, compared to $195,000 or 0.2% of average loans during 2002. The increase in the provision expense in 2003, compared to 2002, is primarily attributable to the allocation of $1,087,000 for three loans to one borrower, of which $1,043,050 were subsequently charged off during the third quarter of 2003. Following a periodic examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively. Loan growth during 2003 was $38,756,419, compared to $11,238,707 in 2002. The increased loan growth experienced by the Bank during 2003, compared to 2002, was primarily due to the addition of two new branches in 2003 plus the acquisition of Commonwealth Mortgage and Southern Kentucky Land Title, Inc. Net loan charge-offs totaled $1,203,880 in 2003, including the $1,087,000 loan discussed above, compared to $90,666 in 2002. As a percentage of average loans, net charge-offs were .99% in 2003 compared to 0.10% in 2002.

NON-INTEREST INCOME

Non-interest income totaled $1,519,208 in 2003, compared to $772,456 in 2002, an increase of $746,752 or 96.67%. The following table shows the detailed components of non-interest income:



                                                                                Increase (Decrease) in
                                                                                Non-interest income
                                                              2003         2002    2003 vs. 2002
                                                              ----         ----    -------------
Service charges on deposit accounts ....................   $  667,103   $  575,920   $   91,183
Other service charges and fees .........................       80,058       29,358       50,700
Gain on the sale of mortgage loans held for sale .......      491,646       33,538      458,108
Title premium fees .....................................       58,698            0       58,698
Title closing fees .....................................       33,219            0       33,219
Trust referral fees ....................................       12,000       12,763         (763)
Gain (loss) on the sale of available for sale securities      144,024      108,454       35,570
All other non-interest income ..........................       32,460       12,423       20,037
                                                           ----------   ----------   ----------
                                                           $1,519,208   $  772,456   $  746,752
                                                           ==========   ==========   ==========

The major variance in non-interest income in 2003 came from the gain of $491,646 from the sale of mortgage loans held for sale during the year, compared to $33,538 during 2002. This large variance resulted from the acquisition of Commonwealth Mortgage and Southern Kentucky Land Title, Inc. on January 2, 2003. The growth in 2003 compared to 2002 in service charges on deposit accounts is attributable to the growth in the number of deposit accounts subject to service charges as a result of two new branches that opened in the first quarter of 2003. The Company refers trust business to a trust company in return for referral fees to the Bank. These trust referral fees totaled $12,000 in 2003 and $12,763 during 2002. Title premium fees and title closing fees in 2003 were generated by Commonwealth Mortage and Southern Kentucky Land Title, Inc.

NON-INTEREST EXPENSE

Non-interest expenses for 2003 of $5,007,231 increased $1,942,676, or 63.4%, from 2002. The changes to non-interest expense over this period were primarily due to expense associated with the growth of the Bank as two new branches were opened and Commonwealth Mortgage and Southern Kentucky Land Title, Inc. were acquired, causing the Bank's customer base and the costs associated with servicing the customer base to grow. The increases (decreases) in expense by major categories are as follows:

                                                                          Increase(Decrease) in
                                                                         Non-interest Expenses
                                                 2003          2002        2003 vs. 2002
                                                 ----          ----        -------------
Salaries and employee benefits ..........   $ 2,596,731    $ 1,530,034    $ 1,066,697
Net occupancy expense ...................       350,827        176,858        173,969
Equipment expense .......................       406,652        238,878        167,774
Business manager expense ................        74,994         84,447         (9,453)
Professional fees .......................       270,808         86,559        184,249
Other real estate expenses ..............           500          4,159         (3,659)

Loss on sale of other real estate owned .        (3,861)        (7,493)         3,632
Data processing .........................       306,982        233,909         73,073
FDIC deposit insurance ..................        48,136         15,607         32,529
Franchise and other taxes ...............       107,100        156,808        (49,708)
Directors' fees .........................        23,000         13,400          9,600
Processing fees-overdraft protection plan        48,796         27,327          21,469
Overdraft protection plan charge-offs ...        40,061         29,636          10,425
Charity and contributions ...............        22,943         26,054          (3,111)
Postage .................................        28,957         25,774          3,183
Telephone ...............................        85,317         52,707          32,610
Supplies ................................        87,664         47,309          40,355
Advertising and marketing ...............       174,020        112,214          61,806
       Other operating expenses .........       337,604        210,368         127,236
                                                -------       ---------    -----------
Total increase in non-interest expense      $ 5,007,231    $ 3,064,555     $ 1,942,676
                                            ===========    ===========     ===========

Significant variances include salaries and employee benefits expense, which increased $1,066,697 during 2003, or 69.7%, to $2,596,731 from the 2002 total of
$1,530,034. The increase included annual merit increases for existing staff, plus an increase of twenty-three full-time equivalent employees during 2003 compared to 2002, plus increases in employee benefit costs. Increases in net occupancy, equipment, FDIC deposit insurance, data processing, telephone and supplies reflect additional costs tied to the growth of the Bank, as these expenses are linked to the size and activity of components of our balance sheet. Professional fees, which increased $184,249 during 2003, to $270,808 from the 2002 total of $86,559, are primarily an increase in legal fees associated with the attempt to recover the $1,087,000 commercial loan charged off in 2003 as mentioned in the Provision for Loan Losses section.

INCOME TAXES

Income tax expense has been calculated using the Company's expected annual rate for 2003. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

Assets at year-end 2003 totaled $163,519,995, compared with $128,443,129 at December 31, 2002. On an annual average basis, total assets were $148,699,865 in 2002, compared to $106,314,522 in 2002. Average interest earning assets increased $38,945,655 from 2002 to 2003, from $101,321,546 to $140,267,201.

LOANS

Total loans averaged $121,075,285 in 2003, compared to $87,804,551 in 2002. At year-end 2003, loans totaled $134,715,475, compared to $95,959,056 at year-end 2002. The Company experienced strong to moderate loan growth in its market area throughout of the year, with particular strength in middle market commercial and commercial real estate loans, and in residential real estate loans. The following table presents a summary of the loan portfolio by category:

LOANS OUTSTANDING
                                       DECEMBER 31, 2003    DECEMBER 31, 2002
                                       -----------------    -----------------
Commercial and agricultural ..........   $ 37,165,893       $ 31,798,487
Commercial real estate ...............     43,078,814         33,364,597
Residential real estate ..............    43,718,482          23,546,052
Consumer .............................     10,752,286          7,249,920
                                          -----------       ------------
Total loans ..........................   $134,715,475      $  95,959,056
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

The percentage distribution of the Company's loans, by industry, is shown in the following table:

         LOANS BY INDUSTRY
         December 31, 2003 and 2002
         As a percentage of total loans

                                                          2003      2002
                                                          ----      ----
 Agriculture, forestry, and fishing ..............        6.54%     1.17%
 Mining ..........................................        1.08%     1.73%
 Construction ....................................        8.29%    12.48%
 Manufacturing ...................................        7.22%     7.81%
 Transportation, communication, electric, gas, and        2.42%     2.54%
 sanitary services
 Wholesale Trade .................................        3.16%     2.54%
  Retail trade ...................................       10.23%    12.86%
 Finance, Insurance, and Real Estate .............       14.85%    17.90%
 Services ........................................       13.35%    15.54%
Public Administration ............................        2.03%     1.93%
                                                         ------    ------
      Total Commercial and Commercial Real Estate        69.17%    76.50%
Residential Real Estate Loans ....................       23.35%    16.53%
 Other Consumer Loans ............................        7.48%     6.97%
                                                        ------     ------
       Total loans ...............................      100.00%   100.00%
                                                        =======   =======

Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area and in the Franklin-Simpson County area. As of December 31, 2003 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $2.15 million to $816,996. The aggregate amount of these credit relationships was $26.4 million.
                                                24

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 2003. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

LOAN MATURITIES AND RATE SENSITIVITY
 December 31,2003

                                                         ONE YEAR       ONE THROUGH             OVER            TOTAL
 BY MATURITY DATE:                                        OR LESS        FIVE YEARS       FIVE YEARS            LOANS

   Commercial                                         $19,322,608       $13,245,690       $4,597,594      $37,165,892
   Commercial real estate                              11,326,192        14,670,714       17,081,908       43,078,814
                                                       ----------        ----------       ----------       ----------
     Total                                            $30,648,800       $27,916,404      $21,679,502      $80,244,706

   Fixed rate loans                                   $ 3,335,404       $13,656,204         $351,489      $17,343,097
   Floating rate loans                                 27,313,396        14,260,200       21,328,013       62,901,609
                                                       ----------        ----------       ----------       ----------
     Total                                            $30,648,800       $27,916,404      $21,679,502      $80,244,706
                                                       ==========        ==========       ==========       ==========

 BY NEXT REPRICING OPPORTUNITY:
   Commercial                                         $30,294,989        $6,534,521         $336,382      $37,165,892
   Commercial real estate                              35,942,024         7,121,683           15,107       43,078,814
                                                     ------------         ---------           ------       ----------
     Total                                            $66,237,013       $13,656,204         $351,489      $80,244,706

   Fixed rate loans                                    $3,335,404       $13,656,204         $351,489      $17,343,097
   Floating rate loans                                 62,901,609                 0                0       62,901,609
                                                       ----------        ----------         --------       ----------

     Total                                            $66,237,013       $13,656,204         $351,489      $80,244,706
                                                       ==========        ==========       ==========       ==========

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately forty-five percent of the Company's earning assets adjusts simultaneously with changes in an external index, primarily the highest Prime Rate as quoted in the Wall Street Journal. Most of the Company's interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. During periods of rising rates, the yield on the Company's interest earning assets will increase faster than the rates paid on interest bearing liabilities. This creates an increase in the net interest margin, as the difference between what the Company earns on its interest earning assets and pays on its interest bearing liabilities increases. During periods of falling rates, as occurred during the first quarter of 2003, with one rate drop of 25 basis points, and during the fourth quarter of 2002, with one rate drop of 50 basis points, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin, as the difference between what the Company earns on its assets and what it pays on its liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize, as occurred during the first ten months of 2002. In a stable rate environment, the Bank's net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

ASSET QUALITY

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $653,170 at December 31, 2003, and $115,000 at December 31, 2002. The non-performing loan total at year-end 2003 consisted of four loans. Included in the non-performing loan total at December 31, 2003 is the remaining portion, totaling $520,000, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in two energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties had failed to produce any revenue, was unlikely to ever produce revenue and that the property's value was now negligible, and further that the revenue from the second property was expected to be minimal. The borrower terminated its operations during the second quarter. The Bank is pursuing recovery in full of the abovementioned loans through various legal proceedings. The loans were charged off during the third quarter of 2003. The two remaining loans on nonaccrual status at December 31, 2003, that were put on nonaccrual during the fourth quarter of 2003, are to one borrower, and total $124,989. The loans are secured by apartment buildings in Bowling Green. The remaining $8,181 of non-performing loans consists of one loan accruing but past due over 90 days. The non-performing assets at December 31, 2003, totaled $653,170, comprised of the properties mentioned above, and at December 31, 2002, non-performing assets totaled $185,000.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 2003, the allowance was $1,904,377, compared to $1,300,258 at the end of 2002. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2003, was 1.41%, compared to 1.36% at December 31, 2002.
                                                26

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

 SUMMARY OF LOAN LOSS EXPERIENCE
 For the year ended December 31,                       2003          2002


Balance at beginning of year ................   $  1,300,258    $  1,195,924
Provision for loan losses ...................      1,808,000         195,000
Amounts charged off:
  Commercial and commercial real estate .....      1,083,635          94,596
  Residential real estate ...................         24,808               0
  Consumer ..................................        109,154          11,519
                                                ------------    ------------
  Total loans charged off ...................      1,217,596         106,115
Recoveries of amounts previously charged off:
  Commercial and commercial real estate .....           --             2,800
  Residential real estate ...................          4,500          10,279
  Consumer ..................................          9,214           2,370
                                                ------------    ------------
  Total recoveries ..........................         13,714          15,449
                                                ------------    ------------
Net charge-offs .............................      1,203,880          90,666
                                                ------------    ------------
Balance at end of year ......................   $  1,904,378    $  1,300,258
                                                ============    ============

Total loans, net of unearned income:
  Average ...................................   $121,075,2856   $ 87,805,000
  At December 31 ............................     134,715,475     95,959,056
As a percentage of average loans:
  Net charge-offs ...........................           0.99%           0.10%
  Provision for loan losses .................           1.49%           0.22%
 Allowance as a percentage of year-end loans
 (excluding mortgage loans held for sale)               1.41%           1.36%
 Allowance as a percentage of non-performing loans  2,917.12%       1,130.66%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                               ALLOCATION OF ALLOWANCE FOR LOAN LOSS
December 31
In thousands
                                               2003                                  2002
                                                      % of                                   % of
                                                      Loans in                              Loans in
                                                        Each                                 Each
                                                       Category                             Category
                                                      to Total                             to Total
                                           Amount       Loans                     Amount      Loans

Mortgage loans                               $ 124        6.6%                  $    82        7.4%
Consumer and other loans                       171        9.1%                      111       10.1%
Commercial                                     880       46.8%                      483       43.8%
Commercial real estate                         706       37.5%                      427       38.7%
Unallocated                                     23         N/A                      197         N/A
                                                --         ---                      ---         ---

Total allowance for loan losses           $  1,904      100.0%                  $ 1,300      100.0%
                                            ======      ======                    =====      ======

                                                        27

Management believes that the allowance for loan losses at December 31, 2003 is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

SECURITIES, FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
Securities are all classified as available for sale, and averaged $17,562,844 in 2003, an increase of $6,265,683 over the average of $11,297,161 in 2002. The tables below present the carrying value of securities for each of the past two years and the maturities and yield characteristics of securities as of December 31, 2003.

 CARRYING VALUE OF SECURITIES AVAILABLE FOR SALE
 DECEMBER 31
 In thousands
                                                           2003        2002
 U.S. Government agencies                                 $8,845    $ 10,183
 Collateralized mortgage obligations securities            9,555       6,003
                                                           -----       -----
   Total securities available for sale                  $ 18,400     $16,186
                                                          ======      ======


 MATURITY DISTRIBUTION OF SECURITIES AVAILABLE FOR SALE

 December 31, 2003
Dollars in thousands                                    OVER         OVER
                                                      ONE YEAR   FIVE YEARS       OVER
                                         ONE YEAR     THROUGH      THROUGH         TEN           TOTAL       EQUITY     MARKET
                                         OR LESS     FIVE YEARS   TEN YEARS       YEARS       MATURITIES   SECURITIES    VALUE
 U.S. Government agencies .............   $     0    $     0       $ 8,235       $ 1,000       $9,235         $   0     $ 8,845
  and mortgage-backed securities:(1)......      0        338         4,825         4,556        9,719             0      9,555
                                           -------    -------      -------       -------       -------    ---------      -----

    Total securities available for sale...$     0     $  338      $ 13,060        $5,556    $   18,954    $       0      18,400
                                           ======      =====       =======         =====      ========     ========      =======

 Percent of total .....................       0.0%      1.8%        68.9%          29.3%      100.0%         0%
 Weighted average yield(2) ............      0.00%      2.82%        3.65%          3.93%       3.72%       N/A

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 2003 prepayment projections.
(2) The weighted average yields are based on amortized cost.


DEPOSITS
Total deposits averaged $121,166,082 during 2003, an increase of $33,179,263 compared to $87,986,819 in 2002. Time deposits of $100,000 or more totaled $26,964,687 at December 31, 2003, compared to $22,457,617 at December 31, 2002.
Interest expense on time deposits of $100,000 or more was $521,701 in 2003, compared to $750,336 in 2002. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2003:

 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
 December 31, 2003
 Three months or less                                                $8,777,948
 Over three through six months                                        1,964,019
 Over six through twelve months                                      10,597,445
 Over one year through two years                                      3,999,023
 Over two years through five years                                    1,626,252
                                                                      ---------
    Total                                                           $26,964,687
                                                                    ===========

LIQUIDITY, OTHER BORROWINGS AND CAPITAL RESOURCES
LIQUIDITY. To maintain a desired level of liquidity, the Company has several sources of funds available. The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. The Company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

OTHER BORROWINGS. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, to be able to obtain advances and lines of credit from the FHLB. At December 31, 2003, the Company had three outstanding FHLB advances totaling $11,000,000. The first FHLB advance, which was issued December 19, 2001, matured March 19, 2004 and has a fixed interest rate of 4.04%. The second FHLB advance, which was issued May 2, 2003, matures May 2, 2005, and has a fixed interest rate of 1.90%. The third FHLB advance, which was issued June 9, 2003, matures June 9, 2006, and has a fixed interest rate of 2.03%. In January 2004, the Company obtained a fourth FHLB advance in the amount of $5,000,000, which has a fixed interest rate of 2.21% and matures in January 2006. This advance was obtained to replace the advance which is maturing in March 2004, that will not be renewed.

In 2001, the Company executed a credit agreement from a correspondent bank for the purpose of injecting capital into the Bank. The Company made three draws in 2001 totaling $875,000 from a total availability of $3,000,000. The Company made one draw in 2002 totaling $25,000. The Company made three draws in 2003 totaling $2,100,000. The current rate on the loan, which is repriced annually at one-year LIBOR plus 275 basis points, is 3.78%. The stock of the Bank is pledged as collateral for the loan.

Information regarding short-term borrowings is presented below:

 OTHER BORROWINGS
 Dollars in thousands
                                                            2003           2002
 FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
  Balance at year end ............................       $ 5,419        $ 5,834
  Weighted average rate at year end ..............           .90%           .99%
  Average balance during the year ................         6,664          4,932
  Weighted average rate during the year ..........          1.00%          1.17%
  Maximum month-end balance ......................         9,337          5,834
  OTHER BORROWINGS:
  Balance at year end ............................        14,000          7,900
  Weighted average rate at year end ..............          2.80%          2.81%
  Average balance during the year ................        10,035          5,045
  Weighted average rate during the year ..........          2.18%          3.93%

  Maximum month-end balance ......................        14,000          7,900
  TOTAL BORROWINGS:
  Balance at year end ............................        19,419         13,734
  Weighted average rate at year end ..............          2.27%          2.04%
  Average balance during the year ................        16,699          9,977
  Weighted average rate during the year ..........          1.71%          2.57%
  Maximum month-end balance ......................        23,337         13,734

Repurchase agreements mature in one business day. The rate paid on these accounts is tied to the targeted federal funds rate and is based on a tiered balance calculation.

CAPITAL RESOURCES. The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2003, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's capital ratios at December 31, 2003 (calculated in accordance with regulatory guidelines) were as follows:

COMPANY
                                        DECEMBER 31, 2003     DECEMBER 31, 2002
TIER I RISK-BASED CAPITAL RATIO                7.23%                  7.83%
   Regulatory minimum                          4.00                   4.00
   "Well-capitalized" minimum                  6.00                   6.00
TOTAL RISK-BASED CAPITAL RATIO                 8.48%                  9.08%
    Regulatory minimum                         8.00                   8.00
   "Well-capitalized" minimum                 10.00                  10.00
TIER I LEVERAGE RATIO                          5.88%                  6.76%
   Regulatory minimum                          4.00                   4.00
   "Well-capitalized" minimum                  5.00                   5.00

The Bank's capital ratios at December 31, 2003 (calculated in accordance with regulatory guidelines) were as follows:

BANK
                                       DECEMBER 31, 2003      DECEMBER 31, 2002
TIER I RISK-BASED CAPITAL RATIO               9.07%                    9.01%
   Regulatory minimum                         4.00                     4.00
   "Well-capitalized" minimum                 6.00                     6.00
TOTAL RISK-BASED CAPITAL RATIO               10.32%                   10.26%
    Regulatory minimum                        8.00                     8.00
   "Well-capitalized" minimum                10.00                    10.00
TIER I LEVERAGE RATIO                         7.38%                    7.75%
   Regulatory minimum                         4.00                     4.00
   "Well-capitalized" minimum                 5.00                     5.00


At December 31, 2003, the Bank was categorized as "well capitalized" under the regulatory framework for prompt corrective action, while the Company was categorized as "well capitalized" under the Tier I risk-based and the Tier I leverage ratios, respectively. The Company was categorized as "adequately capitalized" under the Total risk-based capital ratio. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total-risk based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively, and to be categorized as "adequately capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 8%, 4% and 4%, respectively.

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

In 2001, the Company executed a credit agreement from a correspondent bank for the purpose of injecting capital into the Bank. The Company made three draws in 2001 totaling $875,000 from a total availability of $3,000,000. The Company made one draw in 2002 totaling $25,000. The Company made three draws in 2003 totaling $2,100,000. The current rate on the loan, which is repriced annually at one-year LIBOR plus 275 basis points, is 3.78%. The stock of the Bank is pledged as collateral for the loan.In November 2003, the Company completed the sale of 197,394 shares of common stock, netting proceeds to the Company of $2,563,504. Of that amount, approximately $2,000,000 was contributed to the capital of the Bank.

At the Company level, the decrease in capital ratios in 2003 is primarily due to the Company's asset growth, coupled with the net loss for the year during 2003. The risk-based ratios increased at the Bank level at year end 2003, primarily because of the capital injection from the Company, which came from the net proceeds from the sale of Company common stock and the increased borrowing from the Company's line of credit. To maintain adequate capital ratios and allow for continued growth, the Company may be required to consider additional or alternative measures to improve the Company's and the Bank's capital ratios, such as slowing or reducing loan growth, or raising additional capital through the issuance of preferred stock or trust preferred securities. Increased borrowings or preferred securities will generally have immediate interest costs, which will have an adverse impact on earnings, although they may require a lower internal rate of return on equity than common stock. To the extent they are floating or variable rate, the future cost of additional borrowings or preferred securities may increase over time, while the cost of common equity will remain fixed.

Due to regulatory constraints on the payment of dividends, no funds are available for the payment of dividends from the Bank to the Company.

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 was effective for transactions occurring after May 15, 2002. Adoption of this Standard did not have a material effect on the Company's Consolidated Financial Statements.

The FASB recently adopted SFAS No. 147, "Acquisition of Certain Financial Institutions." This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 when a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, this statement amends SFAS No. 144 to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. This statement was effective October 1, 2002. Adoption of this Standard did not have a material effect on the Company's Consolidated Financial Statements.

The FASB recently adopted SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure--an Amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. Adoption of this Standard did not have a material effect on the Company's Consolidated Financial Statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain embedded derivatives, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement amends SFAS No. 133 to reflect the decisions made as part of the Derivatives Implementation Group (DIG) and in other FASB projects or deliberations. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of this Standard did not have a material effect on the Company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity or in some cases presented between the liabilities section and the equity section of the statement of financial position. This Statement was effective, generally, for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The effective date of SFAS No. 150 is deferred by one year to fiscal periods beginning after December 15, 2004 for financial instruments that are, by their terms, mandatorily redeemable as well as stock (and other instruments) that are required to be redeemed under related agreements. Furthermore, the application of SFAS No. 150 has been deferred indefinitely for mandatorily redeemable instruments from non-controlling interests. Adoption of this Standard did not have a material effect on the Company's Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is superseded. The initial recognition and measurement provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation were effective for periods ending after December 15, 2002. Significant guarantees that have been entered into by the Bancorp are disclosed in Note 15. Adoption of this Interpretation did not have a material effect on the Company's Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements," for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. This Interpretation requires variable interest entities (VIE's) to be consolidated by the primary beneficiary which represents the enterprise that will absorb the majority of the VIE's expected losses if they occur, receive a majority of the VIE's residual returns if they occur, or both. Qualifying Special Purpose Entities (QSPE) are exempt from the consolidation requirements of FIN 46. This Interpretation was effective for VIE's created after January 31, 2003 and for VIE's in which an enterprise obtains an interest after that date. In December 2003, the FASB issued Staff Interpretation No. 46R (FIN 46R), "Consolidation of Variable Interest Entities -- an interpretation of ARB 51 (revised December
2003)," which replaces FIN 46. FIN 46R was primarily issued to clarify the required accounting for interests in VIE's. Additionally, this Interpretation exempts certain entities from its requirements and provides for special effective dates for enterprises that have fully or partially applied FIN 46 as of December 24, 2003. Application of FIN 46R is required in financial statements of public enterprises that have interests in structures that are commonly referred to as special-purpose entities, or SPE's, for periods ending after December 15, 2003.

Application by public enterprises, other than small business issuers, for all other types of VIE's (i.e., non-SPE's) is required in financial statements for periods ending after March 15, 2004, with earlier adoption permitted. Adoption of this Interpretation did not have a material effect on the Company's Consolidated Financial Statements.


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

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements, expressed or implied by these forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements of the Company and report of independent accountants are included herein:
       Independent Accountants' Report, BKD, LLP
       Consolidated Balance Sheets--December 31, 2003 and 2002
       Consolidated Statements of Operations--Years ended December 31, 2003 and 2002
       Consolidated Statements of Stockholder's Equity--Years ended December 31, 2003 and 2002
       Consolidated Statements of Cash
       Flows--Years ended December 31, 2003 and 2002
       Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION

           ACCOUNTANTS' REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

                           CITIZENS FIRST CORPORATION

                           DECEMBER 31, 2003 AND 2002


CONTENTS




    INDEPENDENT ACCOUNTANTS' REPORT...........................................37



    CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets.....................................................38-39

        Statements of Operations...........................................40-41

        Statements of Stockholders' Equity...................................42

        Statements of Cash Flows..........................................43-44

        Notes to Financial Statements.....................................45-64

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


We have audited the accompanying balance sheets of Citizens First Corporation (Company) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ BKD, LLP



Louisville, Kentucky
February 19, 2004

                            CITIZENS FIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ASSETS

                                                                       2003                2002
                                                                    ------------     -------------
        Cash and due from banks .................................   $   5,233,396    $   5,204,747
        Federal funds sold ......................................            --          8,718,070
                                                                    -------------    -------------

               Cash and cash equivalents ........................       5,233,396       13,922,817

        Available-for-sale securities ...........................      18,400,189       16,186,406
        Loans held for sale .....................................         529,800          305,200
        Loans, net of allowance for loan losses of $1,904,377 and
          $1,300,258 at December 31, 2003, and 2002 .............     132,811,098       94,658,798
        Premises and equipment ..................................       3,913,361        1,840,022
        Federal Home Loan Bank (FHLB) stock .....................         425,100          353,600
        Foreclosed assets held for sale, net ....................            --             70,000
        Interest receivable .....................................         694,637          651,412
        Income taxes receivable .................................         287,908             --
        Deferred income taxes ...................................         703,673          335,193
        Goodwill ................................................         384,243             --
        Other ...................................................         136,590          119,681
                                                                    -------------    -------------


               Total assets .....................................   $ 163,519,995    $ 128,443,129
                                                                    =============    =============




LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                             2003             2002
                                                                      ------------    -------------


    LIABILITIES
        Deposits
           Demand ...............................................   $  14,147,896    $  11,304,108
           Savings, NOW and money market ........................      49,833,676       34,676,471
           Time .................................................      69,747,520       59,912,754
                                                                    -------------    -------------

               Total deposits ...................................     133,729,092      105,893,333

        Federal funds purchased .................................         662,576             --
        Securities sold under repurchase agreements .............       4,756,410        5,833,512
        Long-term debt ..........................................      14,000,000        7,900,000
        Deferred income taxes ...................................         100,315           15,231
        Income taxes payable ....................................            --            395,078
        Accrued interest and other liabilities ..................         661,225          567,723
                                                                    -------------    -------------

               Total liabilities ................................     153,909,618      120,604,877
                                                                    -------------    -------------

    STOCKHOLDERS' EQUITY
        Preferred stock; no par value, authorized 500 shares ....            --               --
        Common stock, no par value, authorized 2,000,000 shares;
          issued and outstanding 840,447 and 643,053 shares at
          December 31, 2003, and 2002, respectively .............       9,920,981        7,357,477
        Retained earnings .......................................          54,789          344,818
        Accumulated other comprehensive income (loss) ...........        (365,393)         135,957
                                                                    -------------    -------------

               Total stockholders' equity .......................       9,610,377        7,838,252
                                                                    -------------    -------------

               Total liabilities and stockholders' equity .......   $ 163,519,995    $ 128,443,129
                                                                    =============    =============


                            CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    2003                2002
                                                                            ----------------------------------------

    INTEREST AND DIVIDEND INCOME
        Loans                                                                 $      7,049,478   $      5,789,307
        Available-for-sale securities                                                  647,832            565,125
        Federal funds sold                                                              14,831             29,700
        Dividends on FHLB stock                                                         15,815             12,448
                                                                               ---------------    ---------------

               Total interest and dividend income                                    7,727,956          6,396,580
                                                                               ---------------    ---------------

    INTEREST EXPENSE
        Deposits                                                                     2,487,915          2,500,240
        Securities sold under agreements to repurchase                                  50,737             53,521
        Long-term debt                                                                 334,141            216,021
        Federal funds purchased                                                         15,519              4,122
                                                                               ---------------    ---------------

               Total interest expense                                                2,888,312          2,773,904
                                                                               ---------------    ---------------

    NET INTEREST INCOME                                                              4,839,644          3,622,676

    PROVISION FOR LOAN LOSSES                                                        1,808,000            195,000
                                                                               ---------------    ---------------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                              3,031,644          3,427,676
                                                                               ---------------    ---------------

    NONINTEREST INCOME
        Service charges on deposit accounts                                            667,103            575,920
        Other service charges and fees                                                 112,518             41,781
        Title insurance premiums and closing costs                                      91,917                 --
        Sale of mortgage loans                                                         491,646             33,538
        Net realized gains on sale of available-for-sale securities                    144,024            108,454
        Trust referral fees                                                             12,000             12,763
                                                                               ---------------    ---------------

               Total noninterest income                                              1,519,208            772,456
                                                                               ---------------    ---------------

    NONINTEREST EXPENSE
        Salaries and employee benefits                                               2,596,731          1,530,034
        Net occupancy expense                                                          350,827            176,858
        Equipment expense                                                              406,652            238,878
        Advertising                                                                    171,438            112,214
        Professional fees                                                              270,808             86,559
        Data processing services                                                       306,982            233,909
        Franchise shares and deposit tax                                               107,100            156,808
        Business manager expense                                                        74,994             84,447
        Postage and office supplies                                                    116,621             73,083
        Telephone and other communication                                              124,640             52,847
        Other                                                                          480,438            318,918
                                                                               ---------------    ---------------

               Total noninterest expense                                             5,007,231          3,064,555
                                                                               ---------------    ---------------

                                                                                   2003                2002
                                                                            ----------------------------------------

    INCOME (LOSS) BEFORE INCOME TAXES                                         $       (456,379)  $      1,135,577

    PROVISION (CREDIT) FOR INCOME TAXES                                               (166,350)           390,359
                                                                               ---------------    ---------------

    NET INCOME (LOSS)                                                         $       (290,029)  $        745,218
                                                                               ===============    ===============

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE                               $          (0.41)  $           1.16
                                                                               ===============    ===============



                           CITIZENS FIRST CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                          ACCUMULATED
                                                                              RETAINED       OTHER                        TOTAL
                                                      COMMON STOCK           EARNINGS    COMPREHENSIVE                COMPREHENSIVE
                                                  SHARES       AMOUNT        (DEFICIT)   INCOME (LOSS)      TOTAL     INCOME (LOSS)
                                                -----------  ----------   ----------     -------------  -------------- ------------
BALANCE, JANUARY 1, 2002                         643,053    $ 7,357,477      $(400,400)      $ 109,299   $ 7,066,376

Net income ..............................            --           --           745,218             --        745,218      $ 745,218
Change in unrealized gain on securities
available for sale, net of
reclassification adjustment and tax
effect $13,733 ........................              --           --                --          26,658        26,658         26,658
                                               ---------     ----------       ---------       ---------    ----------     ---------

   Total comprehensive income ........                                                                                    $ 771,876
                                                                                                                          =========

BALANCE, DECEMBER 31, 2002 .............         643,053      7,357,477        344,818         135,957     7,838,252
Net income (loss) ......................            --              --        (290,029)            --       (290,029)    $(290,029)
Common stock issued, 197,394 shares
issued at $15.50 per share, net of
offering costs of $343,124 ............          197,394      2,563,504            --              --      2,563,504
Change in unrealized gain on securities
available for sale, net of
reclassification adjustment and tax
effect of $258,271 .....................            --           --                --         (501,350)     (501,350)     (501,350)
                                               ---------     ----------       --------        ---------    ----------     ---------

Total comprehensive income
(loss) ..............................                                                                                    $(791,379)
                                                                                                                          =========

BALANCE, DECEMBER 31, 2003 .................     840,447     $9,920,981      $  54,789       $(365,393)   $9,610,377
                                              ==========      =========      =========       ==========    =========

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                 See Notes to Consolidated Financial Statements
                                                                                   2003                2002
                                                                            ----------------------------------------


    OPERATING ACTIVITIES
        Net income (loss)                                                     $      (290,029)   $       745,218
        Items not requiring (providing) cash
           Depreciation and amortization                                              377,616            246,664
           Provision for loan losses                                                1,808,000            195,000
           Amortization of premiums and discounts on securities                        99,684             24,647
           Deferred income taxes                                                      (25,125)            48,160
           Net realized gains on disposition of investment securities                (144,024)          (108,454)
           Gain on sale of other real estate owned                                     (3,861)            (7,493)
           FHLB stock dividends received                                              (15,700)           (12,200)
        Changes in
           Interest receivable                                                        (43,225)          (128,997)
           Sale of mortgage loans held for sale                                    38,713,800          7,487,760
           Origination of mortgage loans held for sale                            (38,938,400)        (6,214,801)
           Other assets                                                              (579,090)           (56,432)
           Interest payable and other liabilities                                     (73,767)           319,169
                                                                               --------------     --------------

               Net cash provided by operating activities                              885,879          2,538,241
                                                                               --------------     --------------

    INVESTING ACTIVITIES
        Net change in loans                                                       (39,960,300)       (11,329,373)
        Purchase of premises and equipment                                         (2,389,947)          (642,652)
        Proceeds from maturities of available-for-sale securities                  18,898,051          6,168,141
        Proceeds from sales of other real estate owned                                 73,861            258,956
        Proceeds from sales of available-for-sale securities                        5,471,833          1,117,635
        Purchases of available-for-sale securities                                (27,298,947)       (13,147,281)
        Purchase of Commonwealth Mortgage and Southern KY Land Title,
          Inc., net of cash received                                                 (398,688)                --
        Purchase of FHLB stock                                                        (55,900)           (92,900)
                                                                               --------------     --------------

               Net cash used in investing activities                              (45,660,037)       (17,667,474)
                                                                               --------------     --------------

    FINANCING ACTIVITIES
        Net increase in demand deposits, money market, NOW and savings
          accounts                                                                 18,000,993         16,437,285
        Net increase in certificates of deposit                                     9,834,766          1,565,220
        Proceeds from long-term borrowings                                          6,100,000          2,101,000
        Net increase/(decrease) in fed funds purchased and repurchase
          agreements                                                                 (414,526)         2,421,776
        Issuance of common stock, net of costs                                      2,563,504                 --
                                                                               --------------     --------------

               Net cash provided by financing activities                           36,084,737         22,525,281
                                                                               --------------     --------------

    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (8,689,421)         7,396,048

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   13,922,817          6,526,769
                                                                               --------------     --------------

    CASH AND CASH EQUIVALENTS, END OF YEAR                                    $     5,233,396    $    13,922,817
                                                                                ==============     ==============

                                                     2003               2002
                                            -----------------------------------

    SUPPLEMENTAL CASH FLOWS INFORMATION

        Interest paid                      $      2,904,359   $      2,804,016

        Income taxes paid                  $        541,761   $          8,865

                        CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


  NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


    NATURE OF OPERATIONS

        Citizens First Corporation (Company) was incorporated in 1975, for the purpose of conducting business as an investment club. The Company is incorporated under the laws of the Commonwealth of Kentucky and is headquartered in Bowling Green, Kentucky. In September 1998, the Company filed an application with the Kentucky Department of Financial Institutions (KDFI) and the Federal Deposit Insurance Corporation (FDIC) to organize and charter Citizens First Bank, Inc. (Bank) as a new Kentucky bank and a wholly-owned subsidiary of the Company. In December 1998, the Company filed an application with the Board of Governors of the Federal Reserve System (FRB) for approval to become a bank holding company under the Holding Company Act of 1956, as amended. On December 28, 1998, the FRB approved the Company's application to become a bank holding company. On January 21, 1999, the FDIC approved the Bank's application for federal deposit insurance subject to certain conditions, including minimum capital requirements, which have been subsequently met by the Bank. The Bank commenced operations on February 18, 1999.

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


    MORTGAGE LOANS HELD-FOR-SALE

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan's carrying value.


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


    FEDERAL HOME LOAN BANK STOCK

        Federal Home Loan Bank (FHLB) stock is a required investment for institutions that are members of the FHLB system. The required investment in the common stock is based on a predetermined formula.


    FORECLOSED ASSETS HELD-FOR-SALE

        Assets acquired through, or in lieu of, loan foreclosure are held-for-sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.


    GOODWILL

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

    INCOME TAXES

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.


    EARNINGS PER SHARE

        Earnings per share have been computed based on the weighted-average common shares outstanding during each year. Weighted-average common shares were 705,824 for 2003 and 643,053 for 2002 and there were no dilutive securities.


    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net earnings.



NOTE 2:  INVESTMENTS

        AVAILABLE-FOR-SALE SECURITIES

        The amortized cost and approximate fair value of securities are as follows:

                                                                    GROSS             GROSS
                                                AMORTIZED         UNREALIZED       UNREALIZED       APPROXIMATE
                                                   COST             GAINS            LOSSES          FAIR VALUE
                                            ------------------------------------------------------------------------

        December 31, 2003
         U. S. Government agencies            $    9,234,469    $         4,817   $     (393,895)  $    8,845,391
         Mortgage-backed securities                9,719,345             23,242         (187,789)       9,554,798
                                               -------------     --------------    -------------    -------------

                                              $   18,953,814    $        28,059   $     (581,684)  $   18,400,189
                                               =============     ==============    =============    =============

        December 31, 2002
           U. S. Government agencies          $   10,088,698    $        94,395   $           --   $   10,183,093
           Mortgage-backed securities              5,891,713            111,600               --        6,003,313
                                               -------------     --------------    -------------    -------------

                                              $   15,980,411    $       205,995   $            0   $   16,186,406
                                               =============     ==============    =============    =============

                                                48

        The amortized cost and fair value of securities available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                      AVAILABLE-FOR-SALE
                                                                            ----------------------------------------
                                                                                  AMORTIZED           FAIR
                                                                                   COST               VALUE
                                                                            ----------------------------------------
           Within one year                                                        $         --   $             --
           One to five years                                                                --                 --
           Five to 10 years                                                          8,234,469          7,882,266
           Over 10 years                                                             1,000,000            963,125
                                                                               ---------------    ---------------
                                                                                     9,234,469          8,845,391
           Mortgage-backed securities not due on a single
              maturity date                                                          9,719,345          9,554,798
                                                                               ---------------    ---------------

                                                                              $     18,953,814   $     18,400,189
                                                                               ===============    ===============


        The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $16,584,962 at December 31, 2003, and $10,427,574 at December 31, 2002.

        The book value of securities sold under agreements to repurchase amounted to $4,756,410 and $5,833,512 at December 31, 2002 and 2001,
        respectively.

        Gross gains of $144,024 and $108,454 resulting from sales of available-for-sale securities were realized for 2003 and 2002, respectively.

        Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $17,089,365, which is approximately 93% of the Bank's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

        Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

        Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
                                                        49

        The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                                                                                      LESS THAN 12 MONTHS
                                                                            ----------------------------------------
                                                                                                      UNREALIZED
                         DESCRIPTION OF SECURITIES                              FAIR VALUE            LOSSES
                                                                            ----------------------------------------
           U. S. Government agencies                                          $      8,588,125   $       (393,895)
           Mortgage-backed securities                                                8,501,240           (187,789)
                                                                               ---------------    ---------------

                  Total temporarily impaired securities                       $     17,089,365   $       (581,684)
                                                                               ===============    ===============



NOTE 3:  SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

        The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the balance sheet. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into the Company's account maintained at the Federal Reserve Bank of St. Louis or into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. At December 31, 2003, these agreements matured within 90 days. The agreements relating to mortgage-backed securities were agreements to resell substantially identical securities. At December 31, 2003, no material amount of agreements to resell securities purchased was outstanding with any individual dealer. The Company's policy requires that all securities purchased under agreements to resell be fully collateralized.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

        Categories of loans at December 31 include:

                                                      2003                2002
                                                  ----------         ----------
Commercial and agricultural ..............       $ 37,165,893       $ 31,798,487
Commercial real estate ...................         43,078,814         33,364,597
Residential real estate ..................         43,718,482         23,546,052
Consumer .................................         10,752,286          7,249,920
                                                 ------------       ------------
                                                  134,715,475         95,959,056
Less allowance for loan losses ...........          1,904,377          1,300,258
                                                 ------------       ------------

       Net loans .........................       $132,811,098       $ 94,658,798
                                                 ============       ============

        Activity in the allowance for loan losses was as follows:

                                                          2003           2002
                                                        -------       --------
Balance, beginning of year ......................   $ 1,300,258    $ 1,195,924
  Provision charged to expense ..................     1,808,000        195,000
  Loans charged off, net of recoveries of $13,714
    for 2003 and $15,449 for 2002 ...............    (1,203,880)       (90,666)
                                                    -----------    -----------

Balance, end of year ............................   $ 1,904,378    $ 1,300,258
                                                    ===========    ===========


        Impaired loans totaled $653,170 and $115,000 at December 31, 2003 and 2002, respectively. An allowance for loan losses of $98,000 and $12,000 relates to impaired loans of $520,000 and $115,000, at December 31, 2003 and 2002, respectively.

        Interest of $35,037 and $7,816 was recognized on average impaired loans of $672,989 and $115,000 for 2003 and 2002, respectively. Interest of $33,066 and $1,509 was recognized on impaired loans on a cash basis during 2003 and 2002, respectively.

        At December 31, 2003 and 2002, accruing loans delinquent 90 days or more totaled $8,181 and $0, respectively. Non-accruing loans at December 31, 2003 and 2002, were $644,989 and $115,000, respectively.



NOTE 5:  PREMISES AND EQUIPMENT

        Major classifications of premises and equipment, stated at cost, are as follows:

                                   2003          2002
                                 ---------    ----------

Land and land improvements ..   $1,298,963   $  953,209
Buildings and improvements ..    2,038,521      480,770
Leasehold improvements ......      108,124       98,765
Furniture and fixtures ......      175,191      100,161
Equipment ...................    1,348,428      802,413
Automobiles .................       41,038       21,518
Construction in progress ....       13,723      156,964
                                ----------   ----------
                                 5,023,988    2,613,800
Less accumulated depreciation    1,110,627      773,778
                                ----------   ----------

Net premises and equipment ..   $3,913,361   $1,840,022
                                ==========   ==========

      52                                                51
NOTE 6:




INTEREST-BEARING DEPOSITS

        Interest-bearing deposits in denominations of $100,000 or more were $26,964,687 on December 31, 2003, and $22,457,617 on December 31, 2002.


        At December 31, 2003, the scheduled maturities of time deposits were as follows:

           2004                                           $     54,183,248
           2005                                                 11,157,767
           2006                                                  1,690,374
           2007                                                  1,991,582
           2008                                                    724,549
                                                             -------------

                                                          $     69,747,520


NOTE 7:  LONG-TERM DEBT

        Long-term debt consisted of the following components:

                                   2003        2002
FHLB advances .............   $11,000,000   $ 7,000,000
Other debt ................     3,000,000       900,000
                              -----------   -----------

       Total long-term debt   $14,000,000   $ 7,900,000
                              ===========   ===========

        Three outstanding advances from the FHLB at December 31, 2003, totaled $11,000,000. The advances of $3,000,000, $4,000,000 and $4,000,000 carry interest rates of 4.04%, 1.90% and 2.03%, respectively, and mature on March 19, 2004, May 2, 2005, and June 9, 2006, respectively. The advances are collateralized by a blanket agreement assigning mortgages on single family residences to the FHLB totaling $16,500,000 at December 31, 2003, and are subject to restrictions or penalties in the event of prepayment.

        Other debt consists of a fully funded line of credit borrowed from Franklin Bank & Trust which expires June 22, 2012, with interest payable quarterly at the rate of 275 basis points over one year LIBOR and adjusted annually on June 22 (currently 3.78%). The line of credit is secured by 2,000 shares of the Bank's common stock.

        Aggregate annual maturities of long-term debt at December 31, 2003, were:

           2004                                               $      3,000,000
           2005                                                      4,375,000
           Thereafter five years                                     6,625,000
                                                                 -------------
                                                             $     14,000,000

NOTE 8:  INCOME TAXES

        The provision (credit) for income taxes includes these components:

                                                         2003         2002
                                                        -------    ---------

  Taxes currently payable .......................    $(141,225)   $ 342,199
   Deferred income taxes .........................     (25,125)      48,160
                                                      ---------    --------

          Income tax expense (credit) ............   $(166,350)   $ 390,359
                                                     =========    =========

A reconciliation of the income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                            2003         2002
                                                         ---------     --------


   Computed at the statutory rate (34%) .............   $(155,169)   $ 386,096
   Increase (decrease) resulting from
       Other ........................................     (11,181)       4,263
                                                         ---------    ---------

          Actual tax expense (credit) ................  $(166,350)   $ 390,359
                                                         =========    =========

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                      2003          2002
                                                                    -------       --------

 Deferred tax assets
       Allowance for loan losses ...............................   $ 464,864    $ 374,102
       Start-up costs ..........................................       4,526       45,675
       Unrealized losses on available-for-sale securities ......     188,233         --
       Accumulated depreciation ................................        --          5,587
       Accrued compensated absences ............................      46,050       31,770
       Other ...................................................        --          7,297
                                                                   ---------    ---------

                                                                     703,673      464,431
                                                                   ---------    ---------

   Deferred tax liabilities
       Unrealized gains on available-for-sale securities .......        --        (70,038)
       Deferred loan fees/costs ................................     (25,045)     (15,769)
       FHLB stock dividends ....................................     (13,702)      (8,398)
       Depreciation ............................................     (55,895)        --
       Accretion on investment of securities ...................      (5,673)        --
       Other ...................................................        --        (50,264)
                                                                   ---------    ---------

                                                                    (100,315)    (144,469)
                                                                   ---------    ---------

   Net deferred tax asset ......................................   $ 603,358    $ 319,962
                                                                   =========    =========
The deferred taxes are presented on the balance sheet s follows:

                                                                        2003         2002
                                                                    ---------   ---------


   Deferred tax asset ..........................................   $ 703,673    $ 335,193
   Deferred tax liability ......................................    (100,315)     (15,231)
                                                                   ---------    ---------


                                                                   $ 603,358    $ 319,962
                                                                   =========    =========


NOTE 9:  OTHER COMPREHENSIVE INCOME

        Other comprehensive income components and related taxes were as follows:

                                                                                    2003                2002
                                                                              ------------------ -------------------

           Unrealized gains (losses) on available-for-sale securities         $       (615,597)  $        148,845
           Reclassification for realized amount included in income                    (144,024)          (108,454)
                                                                                --------------     --------------
               Other comprehensive income (loss), before tax effect                   (759,621)            40,391
           Tax expense (benefit)                                                      (258,271)            13,733
                                                                                --------------     --------------

                  Other comprehensive income (loss)                              $    (501,350)     $      26,658
                                                                                 ==============     ==============



NOTE 10: REGULATORY MATTERS

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and subsidiary bank meet all capital adequacy requirements to which they are subject.

        On August 21, 2003, the subsidiary bank entered into a regulatory agreement with the FDIC. The regulatory agreement requires that the subsidiary bank maintain adequate Tier I capital levels, provide an adequate reserve for loan and lease losses, develop adequate policies and procedures relative to monitoring and underwriting in lending and generally improve in other areas of the Bank. Management believes the Bank is in substantial compliance with the regulatory agreement.

        As of December 31, 2003, the most recent notification from regulatory agencies categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's category.

        The Company and significant subsidiary bank's actual capital amounts and ratios are also presented in the following table.

                                                                                                 TO BE WELL
                                                                                              CAPITALIZED UNDER
                                                                      FOR CAPITAL             PROMPT CORRECTIVE
                                              ACTUAL               ADEQUACY PURPOSES          ACTION PROVISIONS
                                    ---------------------------------------------------------------------------------
                                         AMOUNT        RATIO        AMOUNT        RATIO       AMOUNT        RATIO
                                    ---------------------------------------------------------------------------------

  AS OF DECEMBER 31, 2003
  Total Capital (to
  Risk-Weighted Assets)
         Consolidated                 $  11,253,000      8.5%    $  10,619,000      8.0%            N/A       N/A
         Citizens First Bank, Inc.    $  13,697,000     10.3%    $  10,617,000      8.0%   $ 13,271,000      10.0%

     Tier I Capital (to
       Risk-Weighted Assets)
         Consolidated                 $   9,591,000      7.2%    $   5,309,000      4.0%            N/A       N/A
         Citizens First Bank, Inc.    $  12,035,000      9.1%    $   5,308,000      4.0%   $  7,963,000       6.0%

     Tier I Capital (to Average
       Assets)
         Consolidated                 $   9,591,000      5.9%    $   6,524,000      4.0%            N/A       N/A
         Citizens First Bank, Inc.    $  12,035,000      7.4%    $   6,520,000      4.0%   $  8,150,000       5.0%

  AS OF DECEMBER 31, 2002
     Total Capital (to
     Risk-Weighted Assets)
         Consolidated                 $   8,930,000      9.1%    $  7,887,000       8.0%            N/A       N/A
         Citizens First Bank, Inc.    $  10,081,000     10.3%    $  7,868,000       8.0%   $  9,835,000      10.0%
     Tier I Capital (to
       Risk-Weighted Assets)
         Consolidated                 $   7,699,000      7.8%    $  3,938,000       4.0%            N/A       N/A
         Citizens First Bank, Inc.    $   8,852,000      9.0%    $  3,934,000       4.0%   $  5,901,000       6.0%
     Tier I Capital (to Average
       Assets)
         Consolidated                 $   7,699,000      6.8%    $   3,779,000      4.0%            N/A       N/A
         Citizens First Bank, Inc.    $   8,852,000      7.8%    $   4,566,000      4.0%   $  5,708,000       5.0%


        The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, no retained earnings were available for dividend declaration without prior regulatory approval.



NOTE 11: RELATED-PARTY TRANSACTIONS

        At December 31, 2003 and 2002, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $6,483,289 and $8,499,667, respectively.

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

        Deposits from related parties held by the Bank at December 31, 2003 and 2002, totaled $1,631,670 and $1,138,248, respectively.



NOTE 12: EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 2003 and 2002 were $63,970 and $38,037, respectively.



NOTE 13: STOCK OPTION PLAN

        On December 9, 2002, the board of directors adopted the employee stock option plan, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 120,000 shares of Company common stock have been reserved for issuance under the plan.

        On January 17, 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the company in promoting a greater identity of interest between the Company's non-employee directors and shareholders an din attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 40,000 shares of common stock have been reserved for issuance under the plan.

        The employee stock option plan and the non-employee director stock option plan for non-employee directors were approved at the Company's annual meeting of shareholders on April 17, 2003. As of December 31, 2003, no shares have been granted under either plan.

        Subsequent to December 31, 2003, on January 14, 2004, the Company granted 40,000 shares under the employee stock option plan and 5,000 shares under the non-employee stock option plan.



NOTE 14: ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN
               KENTUCKY LAND TITLE

        On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates one to four family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last 10 trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of our common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,000 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank.

        The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings and to supplement the Bank's non-interest fee income.

        Subsequent to December 31, 2003, the Bank paid $162,400 in cash associated with the contingent purchase price. Additionally, the Company will issue common stock for approximately $54,000 during the first quarter of 2004 associated with the contingent purchase price.



NOTE 15: COMMITMENTS AND CREDIT RISK

        The Company grants commercial, consumer and residential loans to customers primarily in Bowling Green and Warren County, Kentucky. Although the Company has a diversified loan portfolio, loans secured by commercial real estate comprise approximately 28% and 42% of the loan portfolio as of December 31, 2003 and 2002, residential mortgage loans comprise 32% and 25%, respectively, and loans for construction and land development comprise an additional 4% and 8% of the loan portfolio as of December 31, 2003 and 2002, respectively.


    COMMITMENT TO ORIGINATE LOANS

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

        At December 31, 2003 and 2002, the Company had outstanding commitments to originate loans aggregating approximately $24,960,308 and $23,466,972, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.


    STANDBY LETTERS OF CREDIT

        Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit issued after December 31, 2002, are initially recorded by the Bank as deferred revenue and are included in earnings at the termination of the respective agreements.

        Should the Bank be obligated to perform under the standby letters of credit, the Bank may seek recourse from the customer for reimbursement of amounts paid.

        The Bank had total outstanding standby letters of credit amounting to $1,880,820 and $1,684,577 at December 31, 2003 and 2002, respectively, with terms ranging from days to one year.


    OTHER CREDIT RISKS


        At December 31, 2003 and 2002, approximately 31% and 26%, respectively, of the Company's total time deposits consisted of short-term certificates of deposit having minimum denominations in excess of $100,000.



NOTE 16: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

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



NOTE 17: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                     DECEMBER 31, 2003                  DECEMBER 31, 2002
                                                                    FAIR            CARRYING          FAIR
                                            CARRYING AMOUNT         VALUE            AMOUNT           VALUE
                                            ----------------- ------------------ --------------- ----------------

    FINANCIAL ASSETS
       Cash and cash equivalents              $   5,233,396     $   5,233,596      $ 13,922,817  $   13,922,817
       Available-for-sale securities          $  18,400,188     $  18,400,188      $ 16,186,406  $   16,186,406
       Loans including loans held for
         sale, net                            $ 133,673,244     $ 133,064,063      $ 98,112,814  $   94,963,998
       FHLB stock                             $     425,100     $     425,100      $    353,600  $      353,600
       Interest receivable                    $     694,637     $     694,637      $    651,412  $      651,412

    FINANCIAL LIABILITIES
       Deposits                               $ 133,729,092     $ 135,348,668    $  105,893,333   $ 107,298,082
       Securities sold under
         repurchase agreement                 $   4,756,410     $   4,756,410      $  5,833,512  $    5,833,512
       Federal funds purchased                $     662,576     $     662,576      $          0  $            0
       FHLB advances                          $  11,000,000     $  11,000,000      $  7,000,000  $    7,000,000
       Long-term debt                         $   3,000,000     $   3,000,000      $    900,000  $      900,000


        The following methods and assumptions were used to estimate the fair value of each class of financial instruments.


    CASH AND CASH EQUIVALENTS/FHLB STOCK

        The carrying amount approximates fair value.


    SECURITIES

        Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.


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


    DEPOSITS

        Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.


    FEDERAL FUNDS PURCHASED AND INTEREST PAYABLE

        The carrying amount approximates fair value.


    LONG-TERM DEBT AND FHLB ADVANCES

        Rates currently available to the Company and the Bank for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.


    COMMITMENTS TO ORIGINATE LOANS, FORWARD SALE COMMITMENTS, LETTERS OF CREDIT AND LINES OF CREDIT

        The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.
                                                        61

NOTE 18:
CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                                                       CONDENSED BALANCE SHEETS

                                                           2003          2002
                                                        ----------   ----------
 ASSETS
  Cash ............................................   $   580,773   $    17,392
  Available-for-sale securities ...................          --            --
  Investment in Citizens First Bank, Inc. .........    12,053,925     8,990,868
  Other assets ....................................       130,771       109,162
                                                      -----------   -----------

         Total assets .............................   $12,765,469   $ 9,117,422
                                                      ===========   ===========

LIABILITIES
  Long-term debt ..................................   $ 3,000,000   $   900,000
  Other liabilities ...............................       155,092       379,170
                                                      -----------   -----------

         Total liabilities ........................     3,155,092     1,279,170

STOCKHOLDERS' EQUITY ..............................     9,610,377     7,838,252
                                                      -----------   -----------

         Total liabilities and stockholders' equity   $12,765,469   $ 9,117,422
                                                      ===========   ===========



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   2003           2002
                                                                  --------       -------

         INCOME
  Investment income from available-for-sale securities .......   $    --      $   1,333
  Realized gain on sale of available-for-sale securities .....        --         67,370
                                                                 ---------    ---------

         Total income ........................................           0       68,703
                                                                 ---------    ---------

EXPENSES
  Interest expense ...........................................      89,858       52,222
  Professional fees ..........................................     105,855       37,245
  Other expenses .............................................      24,821       20,120
                                                                 ---------    ---------

         Total expenses ......................................     220,534      109,587
                                                                 ---------    ---------

LOSS BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF
   SUBSIDIARY ................................................    (220,534)     (40,884)

INCOME TAX EXPENSE (CREDIT) ..................................     (85,550)     (13,481)
                                                                 ---------    ---------

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF
   SUBSIDIARIES ..............................................    (134,984)     (27,403)

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES ........    (155,045)     772,621
                                                                 ---------    ---------

NET INCOME (LOSS) ............................................   $(290,029)   $ 745,218
                                                                 =========    =========


                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                    2003            2002
                                                                  ----------     ----------
  OPERATING ACTIVITIES
  Net income ...............................................   $  (290,029)   $   745,218
  Items not requiring (providing) cash
      Equity in income (loss) of subsidiary ................       155,045       (772,621)
      Amortization of premiums and discounts on securities .          --             --
      Realized gain on sale of available-for-sale securities          --          (67,370)
  Changes in
      Other assets .........................................       (21,608)       (14,163)
      Other liabilities ....................................      (224,079)       (30,032)
                                                               -----------    -----------

         Net cash used in operating activities .............      (380,671)      (138,968)
                                                               -----------    -----------

INVESTING ACTIVITIES
  Investment in subsidiary .................................    (3,719,451)          --
  Proceeds from sales of available-for-sale securities .....          --           77,010
                                                               -----------    -----------

         Net cash provided by (used in) investing activities    (3,719,451)        77,010
                                                               -----------    -----------

FINANCING ACTIVITIES
  Proceeds from long-term debt .............................     2,100,000         25,000
  Issuance of common stock, net ............................     2,563,503
                                                                              -----------

         Net cash provided by financing activities .........     4,663,503         25,000
                                                               -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........       563,381    $   (36,958)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............        17,392         54,350
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................   $   580,773    $    17,392
                                                                ===========    ==========


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

 The Company' management has evaluated, with the participation of the Company' Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2003, the Company' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in the Company' internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company' internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information required by this Item appears under the heading "Election of Directors" of the Proxy Statement of the Company for the 2004 Annual Meeting of Shareholders to be held May 20, 2004 ("Proxy Statement"), and is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company's code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1805 Campbell Lane, Bowling Green, Kentucky 42104.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item appears under the heading "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item appears under the heading "Share Ownership" of the Proxy Statement and in Note 13 of the Notes to the Consolidated Financial Statements of the Company (included under Item 7 of the Report on Form 10-KSB), each of which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item appears under the heading "Certain Transactions" of the Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

EXHIBIT INDEX


2 Stock Purchase Agreement by and among Citizens First Corporation, Citizens First Bank, Inc., Scott T. Higdon, Mark A.
         Vaughn, Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. (incorporated by reference to Exhibit
         2.1  of  the Registrant's Form 8-K filed January 17, 2003).
3.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Sttement on Form SB-2 (No. 333-103238)).
3.2 Bylaws of Citizens First Corporation, as amended, (incorporated by reference to Exhibit 3.2 of the Company's Registration
         Staetment on Form SB-2 (No. 333-1-3238).)

4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2      Bylaws of Citizens First Corporation, as amended (see Exhibit 3.2).

10.1 Employment Agreement between Citizens First Corporation and Mary D.Cohron (incorporated by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).*

10.2     First  Amendment  to  Employment   Agreement   between   Citizens
         First   Corporation  and  Mary  D.  Cohron   (incorporated  by
         reference to Exhibit 10.2 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).*

10.3 Bank Contract for Electronic Data Processing Services and Customerfile System between Fiserv Bowling Green and Citizens First Bank
    (incorporated by reference to Exhibit 10.5 of the Registrant's Registration
         Statement on Form SB-2 (No. 333-67435)).

10.4 Employment Agreement between Citizens First Corporation and Barry D. Bray (incorporated by reference to Exhibit 10.12 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).*

10.5 Consulting Agreement between Citizens First Corporation and The Carpenter Group (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).

10.6    Lease  Agreement  between  Citizens  First   Corporation  and  Midtown
        Plaza,   Inc.   (incorporated  by  reference  to  Exhibit
        10.14 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).

10.7 Employment Agreement between Citizens First Corporation and Todd Kanipe (incorporated by reference to Exhibit 10.15 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).*

10.8 Employment Agreement between Citizens First Corporation and Bill D. Wright (incorporated by reference to Exhibit 10 of the Registrant's Form 8-K dated
      April 27, 2000).*

10.9 First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit
       10.17 of the Registrant's Form 10-QSB dated September 30, 2000).*

10.10 Commercial Line of Credit Agreement, Promissory Note, and Security (Pledge) Agreement between Citizens First Corporation and Franklin Bank &
       Trust Company dated June 22, 2001 (incorporated by reference to Exhibit
       10.18 of the Registrant's Form 10-QSB dated June 30, 2001).

10.11 Offer to Purchase dated January 22, 2003 between Jack Sheidler and Lester Key and Assignment of Offer to Purchase between Jack Sheidler and Citizens First Bank dated January 27, 2003 (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (No.333-103238)).

10.12 Real Estate Sales Contract dated January 27, 2003 between H&V Properties,LLC and Citizens First Bank (incorporated by reference to
        Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

10.13 2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

10.14 2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

21     Subsidiaries of Citizens First Corporation (incorporated by reference to
       Exhibit 21 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1   Certification of Principal Executive Officer Pursuant to 18 U.S.C.
       Section 1350.

32.2   Certification of Principal Financial Officer Pursuant to 18 U.S.C.
       Section 1350.

*Denotes management contract or compensatory plan or agreement.

(b) The Company filed a Form 8-K dated October 9, 2003 reporting an Item 12 event ( a press release reporting quarterly earnings).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained under the heading "Ratification of Appointment of Independent Public Accountants" of the Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Citizens First Corporation

Date: March 30, 2004                              By: /s/Mary D. Cohron
                                                      ------------------
                                                        Mary D. Cohron
                                          President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/Mary D. Cohron                                        March 30, 2004
       -----------------
         Mary D. Cohron
            President, Chief Executive Officer
            and Director





       /s/ Bill D. Wright                                       March 30, 2004
       ------------------
          Bill D. Wright
          Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis, Chairman                            March 30, 2004
       ----------------------------
       Floyd H. Ellis



       /s/ Jerry E.Baker                                       March 30, 2004
       -----------------
       Jerry E. Baker



       /s/ Billy J. Bell                                       March 30, 2004
       -----------------
        Billy J. Bell


       /s/ Barry D. Bray                                       March 30, 2004
       -----------------
       Barry D. Bray



       /s/ John J. Kelly                                       March 30, 2004
       -----------------
       John J. Kelly



       /s/ Sarah G. Grise                                      March 30, 2004
       ------------------
       Sarah G. Grise



       /s/ James H. Lucas                                      March 30, 2004
       ------------------
       James H. Lucas



       /s/ Joe B.Natcher, Jr.                                  March 30, 2004
       -----------------------
       Joe B. Natcher



       /s/ John T. Perkins                                     March 30, 2004
       -------------------
       John T. Perkins



       /s/ Jack W.  Sheidler                                   March 30, 2004
       ---------------------
       Jack W. Sheidler



       /s/ Wilson L. Stone                                     March 30, 2004
       -------------------
       Wilson L. Stone
                                                70