Form 10QSB
period 2004-03-31
CITIZENS FIRST CORP
filed 2004-05-14
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                       OUTSTANDING AT MAY 14, 2004

Common Stock, no par value                                    844,057


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

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)
                                                    MARCH 31, 2004   DECEMBER 31, 2003
ASSETS
 Cash and due from banks .........................   $   4,184,055    $   5,233,396
 Federal funds sold ..............................            --               --
                                                     -------------    -------------
     Cash and cash equivalents ...................       4,184,055        5,233,396

Available for sale securities (amortized cost
of $13,929,371 as of March 31,
2004; $18,953,814 as of December 31, 2003)
                                                        13,691,854       18,400,189
Federal Home Loan Bank (FHLB) Stock ..............         517,600          529,800
Mortgage loans held for sale .....................         583,280          425,100

 Loans ...........................................     141,196,440      134,715,475
 Less allowance for loan losses ..................       1,972,448        1,904,377
                                                     -------------    -------------
    Net loans ....................................     139,223,992      132,811,098
 Premises and equipment, net .....................       3,840,524        3,913,361
 Interest receivable .............................         789,397          694,637
 Other real estate owned .........................            --               --
 Deferred income taxes ...........................         717,990          703,673
 Goodwill ........................................         546,644          384,243
 Other assets ....................................         219,693          424,498
                                                     -------------    -------------
    Total assets .................................   $ 164,315,029    $ 163,519,995
                                                     =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits ...............................   $  11,198,917    $  14,147,896
   Savings, NOW and money market deposits ........      55,218,218       49,833,676
   Time deposits .................................      63,888,419       69,747,520
                                                     -------------    -------------
     Total deposits ..............................     130,305,554      133,729,092

 Federal funds purchased .........................       2,922,730          662,576
 Securities sold under agreements to repurchase ..       4,413,529        4,756,410
 Long-term debt ..................................      16,000,000       14,000,000
 Deferred income taxes ...........................            --            100,315
 Accrued interest and other liabilities ..........         708,600          661,225
                                                     -------------    -------------
Total liabilities ............................         154,350,413      153,909,618

 Stockholders' equity:
   Common stock, no par value authorized 2,000,000
     shares; issued and outstanding 840,447 shares       9,920,981        9,920,981
   Retained earnings .............................         200,397           54,789
   Accumulated other comprehensive income ........        (156,762)        (365,393)
                                                     -------------    -------------
     Total stockholders' equity ..................       9,964,616        9,610,377
                                                     -------------    -------------
        Total liabilities
        And stockholders' equity .................   $ 164,315,029    $ 163,519,995
                                                     =============    =============

 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:          2004             2003
                                               -----            ----

 INTEREST INCOME
  Loans, including fees ................   $ 1,914,620    $1,529,947
  Federal funds sold ...................         1,287         3,392
  Securities ...........................       141,495       181,734
  Other ................................         4,929         3,388
                                             ---------    ----------
  Total interest income ................     2,062,331     1,718,461

INTEREST EXPENSE
  Deposits .............................       551,727       584,342
  Other borrowings .....................       132,047        74,026
                                             ---------    ----------
  Total interest expense ...............       683,774       658,368
                                             ---------    ----------

NET INTEREST INCOME ....................     1,378,557     1,060,093

  Provision for loan losses ............        75,000       153,000
                                             ---------    ----------


NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ............     1,303,557       907,093
                                            ----------    ----------


NON-INTEREST INCOME
  Service charges on deposit accounts ..       192,935       147,089
  Income from the sale of loans ........        63,571        91,938
  Gain (loss)  on the sale of securities       (34,368)        9,292
  Other ................................        46,586        39,880
                                             ---------      ----------
  Total non-interest income ............       268,724       288,199

NON-INTEREST EXPENSES
  Compensation and benefits ............       762,433       593,527
  Net occupancy expense ................        88,997        65,293
  Furniture and equipment expense ......       112,557        84,967
  Professional fees ....................        57,660        31,591
  Postage, printing and supplies .......        27,241        29,991
  Processing fees ......................       106,281        70,102
  Advertising ..........................        42,642        47,204
  Other ................................       163,062       100,018
                                            ----------    ----------
  Total non-interest expenses ..........     1,360,873     1,022,693
                                            ----------    ----------
INCOME BEFORE INCOME TAXES .............       211,408       172,599
Income tax expense .....................        65,800        54,850
                                           -----------    ----------
NET INCOME .............................   $   145,608    $  117,749
                                           ===========    ==========

 BASIC EARNINGS PER COMMON SHARE                $0.17          $0.18

 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:                2004          2003
                                                     ----          ----
  Balance January 1 ...........................   $9,610,377   $ 7,838,252
  Net income ..................................      145,608       117,749
  Other comprehensive income (loss), net of tax      208,631       (32,504)
                                                  ----------   -----------
Balance at end of period ......................   $9,964,616   $ 7,923,497
                                                  ==========   ===========

 See accompanying notes to condensed consolidated financial statements.



CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)



 FOR THE THREE MONTHS ENDED MARCH 31:
                                                                          2004        2003
                                                                          ----        ----

   Net income                                                         $145,608      $117,749
   Other comprehensive income(loss), net of tax:
       Unrealized gain (depreciation) on available for sale
       securities, net of income taxes (credit) of $107,477 and
       $(16,744), arising during the period,                           208,631       (32,504)
       respectively
                                                                      --------      --------

Comprehensive income (loss)                                          $ 354,239      $ 85,245
                                                                     =========      ==========

                                                5

 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 FOR THE THREE MONTHS ENDED MARCH 31:

                                                                  2004           2003
                                                                  ----           ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ..............................................   $   145,608    $    117,749
 Items not requiring (providing) cash:
   Depreciation and amortization .........................       131,569         106,439
   Provision for loan losses .............................        75,000         153,000
   Amortization of premiums and discounts on securities ..         7,561          37,065
   Net realized loss/(gain) on disposition of investment .        34,368          (9,292)
securities
   FHLB stock dividends received .........................        (4,800)          3,400
   Mortgage loans held for sale originated ...............    (3,200,973)     (8,697,504)
   Sale of mortgage loans held for sale ..................     3,147,493       7,275,939
Changes in:
   Accrued interest receivable ...........................       (94,760)         78,581
   Other assets ..........................................      (200,545)        (84,093)
   Interest payable and other liabilities ................       (60,102)        (56,238)
                                                             -----------    ------------
   Net cash used in operating  activities ................        (9,981)     (1,074,954)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in loans ....................................    (6,487,894)    (12,780,430)
 Purchases of premises and equipment .....................       (27,714)     (1,018,946)
 Proceeds from maturities of securities available for sale       255,075       6,221,812
 Proceeds from sales of securities available for sale ....     4,727,438         304,750
 Purchase of securities available for sale ...............          --        (3,077,500)
 Purchase of mortgage company and title company ..........          --          (398,688)
                                                             -----------    ------------
   Net cash used  in investing activities ................    (1,533,095)    (10,749,002)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits .....................    (3,423,538)      1,104,514
 Net increase in other borrowings ........................     2,000,000         400,000
 Net increase in federal funds purchased and  repurchase .     1,917,273         863,289
agreements

                                                             -----------    ------------
   Net cash provided by financing activities .............       493,735       2,367,803
                                                             -----------    ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS ...............    (1,049,341)     (9,456,153)
 Cash and cash equivalents at beginning of period ........     5,233,396      13,922,817
                                                             -----------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 4,184,055    $  4,466,664
                                                             ===========    ============

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date.

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:


                                                                March 31,     December 31,
                                                                  2004             2003

Balance, beginning of year ................................   $ 1,904,377    $ 1,300,258
Provision charged to expense ..............................        75,000      1,808,000
Loans charged off, net of recoveries of $50 for March 31,
   2004 and $13,714 for December 31, 2003 .................        (6,929)    (1,203,881)
                                                              -----------    -----------

Balance, March 31, 2004 and December 31, 2003, respectively   $ 1,972,448    $ 1,904,377
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

The 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors were approved at the Company's Annual Meeting of Shareholders on April 17, 2003. On January 14, 2004, the Company granted options to purchase 40,000 shares under the employee stock option plan and 5,000 shares under the non-employee stock option plan.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25,Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. Period Ended March 31


                                                                 2004                2003
                                                              ---------             ------

 Net income, as reported                                   $    145,608          $ 117,749
 Less:  Total stock-based employee compensation cost
        determined under the fair value based method,
         net of income taxes                                     17,584                 --
                                                           ------------          ---------

 Pro forma net income                                     $     128,024          $ 117,749
                                                          =============          =========

           Earnings per share:
               Basic - as reported                        $        0.17            $  0.18
                                                          =============           ========
               Basic - pro forma                          $        0.15            $  0.18
                                                          =============           ========

        The Company's 2002 Stock Option Plan is a fixed option plan under which the Company may grant options that vest over 3 years to selected employees for up to 120,000 shares of common stock. The Company's 2003 Stock Option Plan is a fixed option plan under which the Company may grant options that vest immediately to selected non-employee directors for up to 40,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is 10 years.

        A summary of the status of the plan at March 31, 2004 and 2003, and changes during the years then ended is presented below:



                                    2004                              2003
                                      Weighted-Average                       Weighted-Average
                           Shares      Exercise Price         Shares          Exercise Price
                          --------     --------------    ------------       --------------------
Outstanding,
   beginning of year ....     --        $  --                   --                $  --
    Granted .............   45,000       14.25                  --
    Exercised ...........     --           --                   --
    Forfeited ...........     --           --                   --
    Expired .............     --           --                   --
                            -----       -------              ------         --------------------

Outstanding, end of .....
   year .................   45,000      $14.25                   0            $      --
                                                             ======         ====================

Options exercisable,
   end of year ..........    5,000                                                   --
                            ======                                          --------------------


        The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                                           2004
                                                                         ------
      Dividend yields                                                        0%
      Volatility factors of expected market price of common stock        19.90%
      Risk-free interest rates                                            1.00%
      Expected life of options                                          10Years

      Weighted-average fair value of options granted during the year   $153,450


        The following table summarizes information about stock options under the plan outstanding at March 31, 2004:



                                                 Options Outstanding                    Options Exercisable
                                         Weighted-Average
   Range of Exercise       Number      Remaining Contractual   Weighted-Average      Number      Weighted-Average
        Prices          Outstanding            Life             Exercise Price    Exercisable     Exercise Price
--------------------------------------------------------------------------------------------------------------------

        $14.25          40,000               10 years               $14.25             0              $14.25
        $14.25           5,000               10 years               $14.25         5,000              $14.25

(5) STOCK OFFERING
In February 2003, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for the offering and sale of up to $10,000,000 of shares of the Company's common stock. The offering was completed in November 2003 netting proceeds to the Company of $2,563,503. The proceeds of the offering were used to to strengthen the Bank's capital base and position it to continue to exceed minimum regulatory capital ratios, which will allow for future growth.

(6) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLe
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,610 shares of the Company's common stock to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price.

The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings, and to supplement the Bank's non-interest fee income.

(7) REGULATORY PROCEEDINGS
In August 2003, the Bank and its primary regulators entered into a regulatory agreement in order to improve the Bank's performance. As of March 31, 2004, the Bank had implemented several steps included in the agreement. These steps included refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. The Bank also implemented comprehensive loan review procedures that provide for strengthened independent risk analysis of the loan portfolio, reviewed the lending authority of each loan officer and loan committee, and addressed staffing requirements, particularly in the area of loan administration. Management of the Bank continues to review, reevaluate and implement its long range strategic plans for improving the operating performance, maintaining adequate capital levels and improving the liquidity position of the Bank. The agreement requires the Bank to maintain a leverage ratio of 7% throughout the term of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and, as of 2003, in the Franklin/Simpson County market. As of March 31, 2004, the Company and Bank employed sixty-six employees (fifty-seven full-time equivalent employees).

The Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened a branch office at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and one at 1200 South Main Street, Franklin, Kentucky in February 2003. The Bank was organized as a community oriented, full service alternative to the superregional financial institutions which dominate its primary service area. The Bank's mission is to firmly establish itself in its primary service area as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. The Bank believes that its ability to compete is enhanced by its local management and its base of local shareholders and directors. The Bank has emphasized and intends to continue emphasizing its Bowling Green and southern Kentucky roots, and the Bank has a philosophy of giving its customers prompt and responsive personal service.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-KSB describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,972,447 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2004.

DEFERRED TAX ASSETS

The Company has a deferred tax asset of approximately $718,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At March 31, 2004 no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

RESULTS OF OPERATIONS

For the three months ended March 31, 2004, the Company reported net income of $145,608, or $0.17 per common share, compared to net income of $117,749, or $0.18 per common share, for the same period ended March 31, 2003.

NET INTEREST INCOME

Net interest income was $1,378,557 in the first quarter of 2004, compared with $1,060,093 in the comparable period in 2003. First quarter 2004 interest income of $2,062,331, an increase of $343,870 or 20.0% over the same period in 2003, includes $1,914,620 income on loans, $141,495 income on securities, and $6,216 income on federal funds sold and other interest-bearing accounts. Interest income of $1,718,461 during the first quarter of 2003 included $1,529,947 of income on loans, $181,734 income on investment securities, and $6,780 income on federal funds sold and other interest-bearing accounts. Interest expense of $683,774 for the first quarter of 2004, up $25,406 or 3.9% from the same period in 2003, consists of interest on deposits of $551,727, and on other borrowings of $132,047. First quarter 2003 interest expense of $658,368 consisted of interest on deposits of $584,342, and interest on other borrowings of $74,026. The growth of the balance sheet, particularly loans and deposits, from the first quarter of 2003 to the same period in 2004, coupled with the drop in the cost of interest-bearing liabilities, offset by the drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the first quarter of 2004, compared to the same period in 2003, was primarily due to the continued repricing of loans and deposits of the Bank after the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points, and the reduction of another 50 basis points during the fourth quarter of 2002, and 25 basis points during the second quarter of 2003. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during 2001, the fourth quarter of 2002 and the second quarter of 2003, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.

PROVISION FOR LOAN LOSSES

The provision for loan losses expense for the three months ended March 31, 2004, was $75,000, a decrease of $78,000 over the total of $153,000 for the same quarter of 2003.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2004 and 2003, respectively, was $268,724 and $288,199, a decrease of $19,475 or 6.8%. Income from service charges on deposit accounts increased $45,846, or 31.2%, from $147,089 during the first quarter of 2003 to $192,935 for the first quarter of 2004. The increase is primarily attributable to growth in accounts subject to service charges. Income from the sale of secondary market loans decreased $28,367, from $91,938 during the first quarter of 2003 to $63,571 for the same period of 2004. The income from the sale of secondary market loans is associated with the acquisition of Commonwealth Mortgage of Bowling Green, Inc., during the first quarter of 2003. The decrease in income from the sale of secondary market loans is primarily due to the high volume of refinancing activity during the first quarter of 2003, when long-term mortgage rates were at historically low levels. The first quarter of 2004 includes a loss on the sale of investment securities of $34,368. Non-interest income for the first quarter of 2003 includes a gain of $9,292 from the sale of investment securities.

NON-INTEREST EXPENSE

Non-interest expense was $1,360,873 in the first quarter of 2004, up from $1,022,693 in the same quarter of 2003, an increase of $338,180 or 33.1%. The initiatives designed to better service our customers, including the opening of full service branches in Bowling Green and Franklin, Kentucky, and the acquisition of a mortgage origination company, accounted for $118,088 of the increase in non-interest expense during the first quarter of 2004, compared to the same period of 2003. Other cost increases are primarily associated with servicing the growing customer base.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2004. During the first quarter of 2004, income tax expense totaled $65,800, compared to expense of $54,850 for the same period of 2003. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

OVERVIEW

Total assets at March 31, 2004 were $164,315,029, up from $163,519,995 at
December 31, 2003 and up from $130,823,195 a year ago. Average total assets for the first quarter of 2004 were $163,409,386, up $36,392,636 from the first quarter of 2003 average of $127,016,750.

LOANS

At March 31, 2004 loans (excluding mortgage loans held for sale) totaled $141,196,440, compared with $134,715,475 at December 31, 2003 and $108,728,188 a year ago, an increase of $6,480,965 and $32,468,252 respectively. This increase is attributable primarily to loans generated by the branch opened during the first quarter of 2003 in Franklin, Kentucky, and adjustable rate mortgage loans generated by Commonwealth Mortgage, that are retained in the Bank's portfolio. Loans averaged $138,126,362 during the first quarter of 2004, an increase of $37,307,180 or 37.0%, over the average total of $100,819,182 for the first quarter of 2003.

 ASSET QUALITY

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $903,125 at March 31, 2004, compared to $653,170 at December 31, 2003 and $149,000 at March 31, 2003. Included in the non-performing loan total at March 31, 2004 is the remaining portion, totaling $518,000, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in two energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties had failed to produce any revenue, was unlikely to ever produce revenue and that the property's value was now negligible, and further that the revenue from the second property was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings. Also included in non-performing loans is one loan for $37,000, which was placed on non-accrual status during the second quarter of 2003. The loan is secured by a second mortgage on residential real estate. The borrower filed for bankruptcy protection during the second quarter of 2003. Added at March 31, 2004 to nonaccrual status are two loans totaling $254,572 where the borrower has filed for Chapter 7 Bankruptcy and does not wish to reaffirm debt with the Bank. The first loan totals $54,521 and is collateralized by a truck and trailer. The Bank anticipates any losses associated with this loan to be minimal. The second loan totals $200,051 and is secured by residential real estate. The Bank is awaiting the Order of Abandonment from the bankruptcy trustee. It is likely that the property will then be sold. The remaining $6,579 of non-performing loans consists of one loan accruing but past due over 90 days.

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

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $903,125 at the end of the first quarter of 2004, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $653,170 at December 31, 2003, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,972,448 at March 31, 2004, an increase of $68,071, or 3.6% over the December 31, 2003 level of $1,904,377. The allowance represents 1.40% of period-end loans, compared to 1.41% of period-end loans at December 31, 2003. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

SECURITIES

Securities (all classified as available for sale) decreased from $18,400,189 at December 31, 2003 to $13,691,854 at March 31, 2004. Securities in the amount of $4.6 million were sold that had been used to pledge deposits that matured during the first quarter of 2004. At March 31, 2003, securities totaled $12,660,323.

DEPOSITS AND BORROWED FUNDS

Total deposits averaged $128,815,306 in the first quarter of 2004, an increase of $24,633,275 from the comparable 2003 first quarter average of $104,182,031. As of March 31, 2004, total deposits were $130,305,554, and included $119,106,637 of interest bearing deposits. This compares to total deposits of $133,729,092 at December 31, 2003, which included $119,581,196 of interest bearing deposits. Total deposits at March 31, 2003 were $106,997,847, and included interest bearing deposits of $96,446,861.

The Bank had $4,413,529 of deposits secured by securities sold under agreements to repurchase on March 31,2004. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,724,122 during the first quarter of 2004.

At March 31, 2004, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At March 31, 2004, the Bank had three outstanding FHLB advances totaling $13,000,000. The first FHLB advance, which was issued May 2, 2003, matures May 2, 2005 and has a fixed interest rate of 1.90%. The second FHLB advance, which was issued June 9, 2003, matures June 6, 2006, and has a fixed interest rate of 2.03%. The third FHLB advance, which was issued January 21, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At March 31, 2004, the Bank had available collateral to borrow an additional $10.6 million from the FHLB.

In 2001, the Company executed a credit agreement with a correspondent bank for the purpose of injecting capital into the Bank. Total outstanding debt under the credit agreement at March 31, 2004 is $3,000,000. The current rate on the loan, which is repriced annually during June at one-year LIBOR plus 275 basis points, is 3.78%. The stock of the Bank is pledged as collateral for the loan.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of March 31, 2004, December 31, 2003, and March 31, 2003, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                            March 31,    December 31,  March 31,
                                              2004         2003           2003
                                             -----         ----           ----

         Tier 1 risk based ...........        8.78%        9.07%          7.99%
              Regulatory minimum .....        4.00         4.00            4.00
              Well-capitalized minimum        6.00         6.00            6.00
         Total risk based ............       10.03%       10.32%          9.24%
              Regulatory minimum .....        8.00         8.00            8.00
              Well-capitalized minimum       10.00        10.00           10.00

         Leverage ....................        7.40%        7.38%          6.79%
              Regulatory minimum .....        4.00         4.00            4.00
              Well-capitalized minimum        5.00         5.00            5.00


The table below sets forth the Company's ratios as of March 31, 2004, December 31, 2003, and March 31, 2003, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:


                                           March 31,   December 31,    March 31,
                                             2004          2003           2003
                                            -----          ----           ----

         Tier 1 risk based ...........        6.97%      7.23%            7.99%
              Regulatory minimum .....        4.00       4.00             4.00
              Well-capitalized minimum        6.00       6.00             6.00
         Total risk based ............        8.23%      8.48%            9.24%
              Regulatory minimum .....        8.00       8.00             8.00
              Well-capitalized minimum       10.00      10.00            10.00
         Leverage ....................        5.88%      5.88%           6.79%
              Regulatory minimum .....        4.00       4.00             4.00
              Well-capitalized minimum        5.00       5.00             5.00

The tier 1 risk based and the total risk based capital ratios at the Bank decreased from December 31, 2003 to March 31, 2004, as the rate of growth of risk-weighted assets has been higher than the growth of total equity. The leverage ratio at the Bank increased slightly, from 7.38% to 7.40%, at March 31, 2004, as the level of average quarterly assets remained fairly flat for the first quarter of 2004, while equity increased due to earnings. All ratios for the Bank fall within the minimum capital ratios for well-capitalized companies as of March 31, 2004.

The Company's tier 1 risk based and total risk based capital ratios decreased from December 31, 2003, due to the increase of higher risk weighted assets, loans, offset by the reduction of lesser risk weighted assets, security investments, that grew at a faster pace than total equity. At March 31, 2004, the tier 1 risk based and the leverage ratios exceeded well-capitalized minimum levels. The total risk based ratio at March 31, 2004 falls below the regulatory minimum for well-capitalized companies. Included in equity at December 31, 2003 and March 31, 2004 are the net proceeds, totaling $2,563,503, from the sale of 197,394 shares of common stock of the Company during the second, third, and fourth quarters of 2003. See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

To improve the Company's and the Bank's capital ratios and allow it to continue growth in its market area, the Company is considering alternative measures such as slowing or reducing loan growth, or raising additional capital through the issuance of convertible preferred stock.

Throughout the term of the regulatory agreement between the Bank and its primary regulators, the Bank is required to maintain a minimum leverage ratio of 7%. In the event that the Bank's leverage ratio falls below 7% and the Company is unable to obtain additional capital for the Bank on a timely basis, the growth of the Bank may be curtailed, and the Company may be required to reduce its level of assets in order to maintain compliance with regulatory capital requirements. Under those circumstances, net income and the rate of growth of net income may be adversely affected. If adequate capital is not available, the Company and the Bank will be subject to an increased level of regulatory supervision.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first quarter of 2004, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was the case for the first quarter of 2003.

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

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements, expressed or implied by these forward-looking statements. Other risks are identified in the Company's Form 10-KSB for the period ended December 31, 2003.

 ITEM 3. CONTROLS AND PROCEDURES


As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the time of such evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        (a) Exhibits
             The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.


       (b) Reports on Form 8-K during the quarter ended March 31, 2004.
        Form 8-K filed on January 16, 2004 reporting an Item 7 and furnishing an
        Item 12 event (the press release for first quarter 2004 earnings).

   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    May 14, 2004                                     /s/ Mary D. Cohron
                                                          ------------------
                                                              Mary D. Cohron
                                         President and Chief Executive Officer
                                               (Principal Executive Officer)



         May 14, 2004                                      /s/ Bill D. Wright
                                                           ------------------
                                                            Bill D. Wright
                                     Vice-President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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