Form 10QSB/A
period 2004-03-31
CITIZENS FIRST CORP
filed 2004-08-13
CIK 1073475

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


                           CITIZENS FIRST CORPORATION



Date:    August 13, 2004                                  /s/ Mary D. Cohron
                                                          ------------------
                                                              Mary D. Cohron
                                         President and Chief Executive Officer
                                               (Principal Executive Officer)



         August 13, 2004                                   /s/ Bill D. Wright
                                                           ------------------
                                                               Bill D. Wright
                                     Vice-President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.