Form 10QSB
period 2004-06-30
CITIZENS FIRST CORP
filed 2004-08-13
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2004

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

         CLASS                                  OUTSTANDING AT AUGUST 13, 2004

Common Stock, no par value                                    844,057


Transitional Small Disclosure Format:  Yes ___     No   X
                                                1

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                    3-11

         ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   12-19

         ITEM 3. Controls and Procedures                                    20

PART II.  OTHER INFORMATION

         ITEM 2. Changes in Securities                                      21

         ITEM 4. Submission of Matters to a Vote of Security Holders        21

         ITEM 6. Exhibits and Reports on Form 8-K                           21

         Signatures                                                         22

         Exhibits                                                        23-44
                                                2

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS



CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            (Unaudited)
                                                                          JUNE 30, 2004   DECEMBER 31, 2003
ASSETS
 Cash and due from banks ..............................................   $   5,491,519    $   5,233,396
 Federal funds sold ...................................................       2,892,696             --
                                                                          -------------    -------------
     Cash and cash equivalents ........................................       8,384,215        5,233,396

Available for sale securities (amortized cost of $13,734,623
as of June 30, 2004; $18,953,814 as of December 31, 2003) .............      12,860,269       18,400,189
Federal Home Loan Bank (FHLB) Stock ...................................         570,700          425,100
Mortgage loans held for sale ..........................................         268,985          529,800

 Loans ................................................................     138,553,598      134,715,475
 Less allowance for loan losses .......................................       1,998,207        1,904,377
                                                                          -------------    -------------
    Net loans .........................................................     136,555,391      132,811,098
 Premises and equipment, net ..........................................       3,760,249        3,913,361
 Interest receivable ..................................................         705,112          694,637
 Other real estate owned ..............................................            --               --
 Deferred income taxes ................................................         879,351          703,673
 Goodwill .............................................................         600,794          384,243
 Other assets .........................................................         150,790          424,498
                                                                          -------------    -------------
    Total assets ......................................................   $ 164,735,856    $ 163,519,995
                                                                          =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits ....................................................   $  14,649,123    $  14,147,896
   Savings, NOW and money market deposits .............................      55,768,695       49,833,676
   Time deposits ......................................................      63,060,795       69,747,520
                                                                          -------------    -------------
     Total deposits ...................................................     133,478,613      133,729,092

 Federal funds purchased ..............................................            --            662,576
 Securities sold under agreements to repurchase .......................       4,734,490        4,756,410
 Long-term debt .......................................................      16,000,000       14,000,000
 Deferred income taxes ................................................            --            100,315
 Accrued interest and other liabilities ...............................         741,550          661,225
                                                                          -------------    -------------
    Total liabilities .................................................     154,954,653      153,909,618

 Stockholders' equity:
   Common stock, no par value, authorized 2,000,000
     shares; issued and outstanding 844,057 and 840,447, ..............       9,975,130        9,920,981
     shares, respectively
   Retained earnings ..................................................         383,146           54,789
   Accumulated other comprehensive income .............................        (577,073)        (365,393)
                                                                           -------------    -------------

     Total stockholders' equity .......................................       9,781,203        9,610,377
                                                                          -------------    -------------
        Total liabilities
        And stockholders' equity ......................................   $ 164,735,856    $ 163,519,995
                                                                          =============    =============

 See accompanying notes to condensed consolidated financial statements

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

 FOR THE THREE MONTHS ENDED JUNE 30:
                                               2004         2003
                                              -----         ----

 INTEREST INCOME
  Loans, including fees ................   $1,940,982   $ 1,769,060
  Federal funds sold ...................        2,653         7,421
  Securities ...........................      126,158       107,913
  Other ................................        5,615         4,050
                                           ----------   -----------
  Total interest income ................    2,075,408     1,888,444

INTEREST EXPENSE
  Deposits .............................      540,994       629,223
  Other borrowings .....................      108,871        98,818
                                            ---------   -----------
  Total interest expense ...............      649,865       728,041
                                            ----------  -----------

NET INTEREST INCOME ....................    1,425,543     1,160,403

  Provision for loan losses ............       45,000     1,490,000
                                           -----------  -----------


NET INTEREST INCOME (LOSS) AFTER
  PROVISION FOR LOAN LOSSES ............    1,380,543      (329,597)
                                           -----------   -----------


NON-INTEREST INCOME
  Service charges on deposit accounts ..      216,465       173,033
  Income from the sale of loans ........      115,889       188,808
  Gain on the sale of securities .......         --         134,732
  Other ................................       63,787        69,399
                                           -----------  -----------
  Total non-interest income ............      396,141       565,972

NON-INTEREST EXPENSES
  Compensation and benefits ............      769,108       665,917
  Net occupancy expense ................       94,994       120,493
  Furniture and equipment expense ......      100,612       105,058
  Professional fees ....................      147,309       109,424
  Postage, printing and supplies .......       23,651        30,133
  Processing fees ......................      109,880        78,959
  Advertising ..........................       49,122        61,023
  Other ................................      213,459       202,554
                                           ----------    -----------
  Total non-interest expenses ..........    1,508,135     1,373,561
                                           ----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ......      268,549    (1,137,186)
Income tax expense (benefit) ...........       85,800      (389,100)
                                           ----------    -----------
NET INCOME (LOSS) ......................   $  182,749   $  (748,086)
                                          ============  ============

 BASIC EARNINGS (LOSS) PER COMMON SHARE         $0.22        $(1.16)

 See accompanying notes to condensed consolidated financial statements.
                                                4

Citizens First Corporation
Condensed Consolidated Statements of Operations
 (Unaudited)

 FOR THE SIX MONTHS ENDED JUNE 30:            2004             2003
                                              -----            ----

 INTEREST INCOME
  Loans, including fees ...............   $ 3,855,602    $ 3,305,246
  Federal funds sold ..................         3,940         10,813
  Securities ..........................       267,653        289,647
  Other ...............................        10,544          7,438
                                          -----------    -----------
  Total interest income ...............     4,137,739      3,613,144

INTEREST EXPENSE
  Deposits ............................     1,092,721      1,213,565
  Other borrowings ....................       240,918        172,844
                                          -----------    -----------
  Total interest expense ..............     1,333,639      1,386,409
                                          -----------    -----------

NET INTEREST INCOME ...................     2,804,100      2,226,735

  Provision for loan losses ...........       120,000      1,643,000
                                          -----------    -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ...........     2,684,100        583,735
                                          ------------    ----------

NON-INTEREST INCOME
  Service charges on deposit accounts .       409,400        320,122
  Income from the sale of loans .......       179,460        280,746
  Gain (loss) on the sale of securities       (34,368)       144,024
  Other ...............................       110,373        103,040
                                           ----------    -----------
  Total non-interest income ...........       664,865        847,932

NON-INTEREST EXPENSES
  Compensation and benefits ...........     1,531,541      1,259,444
  Net occupancy expense ...............       183,991        185,786
  Furniture and equipment expense .....       213,169        190,025
  Professional fees ...................       204,969        141,015
  Postage, printing and supplies ......        50,892         60,124
  Processing fees .....................       216,161        149,061
  Advertising .........................        91,764        108,227
  Other ...............................       376,521        302,572
                                           ----------    -----------
  Total non-interest expenses .........     2,869,008      2,396,254
                                           ----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES .....       479,957       (964,587)
Income tax expense (benefit) ..........       151,600       (334,250)
                                          -----------     -----------
NET INCOME (LOSS) .....................   $   328,357    $  (630,337)
                                          ===========     ===========

 BASIC EARNINGS (LOSS) PER COMMON SHARE        $0.39          $(0.98)
 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

 FOR THE SIX MONTHS ENDED JUNE 30:                     2004           2003
                                                       ----           ----
  Balance January 1                                $9,610,377       $7,838,252
  Net income ..................................       328,357         (630,337)
  Issuance of common stock ....................        54,150        1,025,568
  Other comprehensive income (loss), net of tax      (211,681)         (87,455)
                                                  -----------       -----------
Balance at end of period ......................   $ 9,781,203       $ 8,146,028
                                                  ===========       ===========

 See accompanying notes to condensed consolidated financial statements.



CITIZENS FIRST CORPORATION


CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)


 FOR THE SIX MONTHS ENDED JUNE 30:                                     2004          2003
                                                                       ----          ----

 Net income .....................................................   $ 328,357    $(630,337)
 Other comprehensive income (loss), net of tax:
     Unrealized gain (depreciation) on available for sale
       securities, net of income taxes (credit) of $(109,048) and
       $(45,053), arising during the period, respectively .......    (211,681)     (87,455)
                                                                    ---------    ----------

Comprehensive income (loss) .....................................   $ 116,676    $(717,792)
                                                                    =========    ==========

                                                6
 See accompanying notes to condensed consolidated financial statements.

 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)
 FOR THE SIX  MONTHS ENDED JUNE 30:

                                                                             2004           2003
                                                                             ----           ----

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net  income ......................................................   $    328,357    $   (630,337)
 Items not requiring (providing) cash:
   Depreciation and amortization ..................................        243,135         176,236
   Provision for loan losses ......................................        120,000       1,643,000
   Amortization of premiums and discounts on securities ...........         11,191          67,924
   Net realized loss/(gain) on disposition of investment securities         34,368        (144,024)
   Loss on sale of property, plant and equipment ..................          1,071            --
   FHLB stock dividends received ..................................        (10,300)         (7,300)
   Deferred income taxes ..........................................       (275,993)       (510,755)
   Mortgage loans held for sale originated ........................     (9,823,437)    (23,754,652)
   Sale of mortgage loans held for sale ...........................     10,084,252      22,560,101
Changes in:
   Accrued interest receivable ....................................        (10,475)        120,703
   Other assets ...................................................          5,667         (20,921)
   Interest payable and other liabilities .........................        189,374        (259,200)
                                                                      ------------    ------------
   Net cash used in operating  activities .........................        897,210        (759,225)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in loans .............................................     (3,864,293)    (28,871,108)
 Purchases of premises and equipment ..............................        (40,228)     (1,597,435)
 Proceeds from sale of property, plant and equipment ..............            625              --
 Proceeds from maturities of securities available for sale ........        446,193      13,011,023
 Proceeds from sales of securities available for sale .............      4,727,438       5,480,565
 Purchase of securities available for sale ........................           --       (20,049,603)
 Purchase of FHLB stock ...........................................       (135,300)        (55,900)
 Purchase of mortgage company and title company ...................           --          (398,688)
                                                                      ------------    ------------
   Net cash used  in investing activities .........................      1,134,435     (32,481,146)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits ..............................       (250,479)     21,991,200
 Net increase in other borrowings .................................      2,000,000       5,400,000
 Net decrease in federal funds purchased and  repurchase ..........       (684,496)     (1,402,279)
 agreements
 Issuance of common stock .........................................         54,149       1,025,568
                                                                      ------------    ------------
 Net cash provided (used) in financing activities .................      1,119,174      27,014,489
                                                                      ------------    ------------
 NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS .............      3,150,819      (6,225,882)
 Cash and cash equivalents at beginning of period .................      5,233,396      13,922,817
                                                                      ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $  8,384,215    $  7,696,935
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

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:

                                                               JUNE 30,        DECEMBER 31,
                                                                2004               2003
                                                              -----------    ---------------
Balance, beginning of year ................................   $ 1,904,377    $ 1,300,258
Provision charged to expense ..............................       120,000      1,808,000
Loans charged off, net of recoveries of $5,120 for June 30,
   2004 and $13,714 for December 31, 2003 .................       (26,170)    (1,203,881)
                                                              -----------    -----------

Balance, June 30, 2004 and December 31, 2003, respectively    $ 1,998,207    $ 1,904,377
                                                              ============   ===============


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

The 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors were approved at the Company's Annual Meeting of Shareholders on April 17, 2003. On January 14, 2004, the Company granted options to purchase 40,000 shares under the employee stock option plan and 5,000 shares under the non-employee stock option plan. On May 20, 2004, the Company granted options to purchase 4,500 shares under the non-employee stock option plan.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the quarter and six months ended June 30, 2004.

                                                                                     Quarter Ended June 30
                                                                                   2004                2003
                                                                            ----------------------------------------

Net income, as reported                                                        $   182,749        $    (748,086)
Less:  Total  stock-based  employee  compensation  cost
determined under the fair value based method,
net of income taxes                                                                 17,691                   --

Pro forma net income                                                           $   165,058        $    (748,086)

Earnings per share:
Basic - as reported                                                                 $ 0.22              $ (1.16)
Basic - pro forma                                                                   $ 0.20              $ (1.16)


                                                                                   Six Months Ended June 30
                                                                                   2004                2003
                                                                            ----------------------------------------

Net income, as reported                                                        $   328,357        $    (630,337)
Less:  Total  stock-based  employee  compensation cost
determined under the fair value based method,
net of income taxes                                                                 35,275            --

Pro forma net income                                                           $   293,082        $    (630,337)

Earnings per share:
Basic - as reported                                                                 $ 0.39              $ (0.98)
Basic - pro forma                                                                   $ 0.35              $ (0.98)

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

A summary of the status of the plans at June 30, 2004 and 2003, and changes during the periods then ended is presented below:

                                                      2004                                 2003
                                                           Weighted-Average                          Weighted-Average
                                            Shares         Exercise Price         Shares              Exercise Price
                                     -------------------------------------------------------------------------------

Outstanding, beginning of year                  --          $      --                 --             $  --
Granted                                     49,500                 14.17              --
Exercised                                      --                  --                 --
Forfeited                                      --                  --                 --
Expired                                        --                  --                 --

Outstanding, end of period                  49,500          $     14.17             $   0             $  --

Options exercisable, end of period           9,500                                    --

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:
                                                                     2004
                                                                ---------------

Dividend yields                                                           0%
Volatility factors of expected market price of common stock           19.90%
Risk-free interest rates                                               1.00%
Expected life of options                                            10 Years

Weighted-average fair value of options granted during the year   $   168,795

The following table summarizes information about stock options under the plans outstanding at June 30, 2004:



                                               Options Outstanding                        Options Exercisable
   Range of        Number       Weighted-Average Remaining      Weighted-Average      Number     Weighted-Average
Exercise Prices  Outstanding         Contractual Life            Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------------------

    $14.25         40,000                10 years                    $14.25                0          $14.25
    $14.25          5,000                10 years                    $14.25            5,000          $14.25
    $13.40          4,500                10 years                    $13.40            4,500          $13.40


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


(6) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in the initial transaction amounted to $380,000, all of which was assigned to the Bank. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,610 shares of the Company's common stock to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. At June 30, 2004, goodwill from this transaction totaled $600,794.
   The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings, and to supplement the Bank's non-interest fee income.

(7) REGULATORY PROCEEDINGS
In August 2003, the Bank and its primary regulators entered into a regulatory agreement in order to improve the Bank's performance. As of June 30, 2004, the Bank had implemented several steps included in the agreement. These steps included refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. The Bank also implemented comprehensive loan review procedures that provide for strengthened independent risk analysis of the loan portfolio, reviewed the lending authority of each loan officer and loan committee, and addressed staffing requirements, particularly in the area of loan administration. Management of the Bank continues to review, reevaluate and implement its long range strategic plans for improving the operating performance, maintaining adequate capital levels and improving the liquidity position of the Bank. The agreement requires the Bank to maintain a leverage ratio of at least 7% throughout the term of the agreement.

(8) SUBSEQUENT EVENTS
Subsequent to the end of the second quarter of 2004, the Company completed the private placement of 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Preferred Stock), for an aggregate purchase price of $7,998,000. The proceeds from the issuance of the Preferred Stock will be used for general corporate purposes, including the contribution of capital to Citizens First Bank and the repayment of outstanding borrowings under the Company's credit facility. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at a price of $15.50 on and after three years from the date of issuance. The sale of the Preferred Stock netted proceeds to the Company of $7,673,806, of which $3,011,970 (including $3,000,000 in principal and $11,970 in accrued interest) was used to repay the outstanding balance under the Company's line of credit, and $3,000,000 was contributed to the capital of the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and, as of 2003, in the Franklin/Simpson County market. As of June 30, 2004, the Company and Bank employed sixty-six employees (fifty-seven full-time equivalent employees).

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

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 4.2% is lower than the national unemployment rate of approximately 5.6%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 14 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,998,207 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2004.

DEFERRED TAX ASSETS

The Company has a deferred tax asset of approximately $879,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At June 30, 2004 no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

RESULTS OF OPERATIONS

For the three months ended June 30, 2004, the Company reported net income of $182,749, or $0.22 per common share, compared to a net loss of $(748,086), or $(1.16) per common share, for the same period ended June 30, 2003.

For the six months ended June 30, 2004, the Company reported net income of $328,357, or $0.39 per common share, compared to a net loss of $(630,337), or $(0.98) per common share, for the same period ended June 30, 2003.

NET INTEREST INCOME

Net interest income was $1,425,543 in the second quarter of 2004, compared with $1,160,403 in the comparable period in 2003. Second quarter 2004 interest income of $2,075,408, an increase of $186,964 or 9.9% over the same period in 2003, includes $1,940,982 income on loans, $126,158 income on securities, and $8,268 income on federal funds sold and other interest-bearing accounts. Interest income of $1,888,444 during the second quarter of 2003 included $1,769,060 of income on loans, $107,913 income on investment securities, and $11,471 income on federal funds sold and other interest-bearing accounts. Interest expense of $649,865 for the second quarter of 2004, down $78,176 or 10.7% from the same period in 2003, consists of interest on deposits of $540,994, and on other borrowings of $108,871. Second quarter 2003 interest expense of $728,041 consisted of interest on deposits of $629,223, and interest on other borrowings of $98,818. The growth of the balance sheet, particularly loans and deposits, from the second quarter of 2003 to the same period in 2004, coupled with the drop in the cost of interest-bearing liabilities, offset by a slight drop in yields on interest earning assets, contributed to the increase in net interest income. The drop in both the cost of interest-bearing liabilities and the yield on interest-earning assets in the second quarter of 2004, compared to the same period in 2003, was primarily due to the continued repricing of loans and deposits of the Bank after the reduction of short-term interest rates by the Federal Reserve Bank during 2001 of 475 basis points, and the reduction of another 50 basis points during the fourth quarter of 2002, and 25 basis points during the second quarter of 2003. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a falling short-term rate environment, such as occurred during 2001, the fourth quarter of 2002 and the second quarter of 2003, more of the Bank's interest earning assets, primarily loans, reprice down faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets. An increase of 25 basis points in short-term interest rates by the Federal Reserve Bank during the last week of June 2004 did not have time to positively impact net interest margin during the second quarter.

Net interest income was $2,804,100 for the six months ended June 30, 2004, an increase of $577,365 or 25.9% over the total of $2,226,735 for the same period of 2003. Interest income of $4,137,739 for the first six months of 2004 included $3,855,602 income on loans, $267,653 income on investment securities, and $14,484 income on federal funds sold and other interest-bearing accounts. Total interest income of $3,613,144 for the first six months of 2003 consisted of $3,305,246 income on loans, $289,647 income on investment securities, and $18,251 income on federal funds sold and other interest-bearing accounts. Interest expense for the first half of 2004 totaled $1,333,639, and included $1,092,721 interest on deposits, and $240,918 expense on other borrowings. The comparable period of 2003 had interest expense of $1,386,409, of which $1,213,565 was interest on deposits, and $172,844 was expense on other borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses expense for the three months ended June 30, 2004, was $45,000, a decrease of $1,445,000 over the total of $1,490,000 for the same quarter of 2003. Of the $1,490,000 of provision expense during the second quarter of 2003, approximately $1,087,000 was specifically allocated for three loans to one borrower, totaling $1,675,000. As the result of a periodic regulatory examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively, which are not included in the non-performing loan total at June 30, 2003.

The provision for loan losses expense was $120,000 for the first six months of the year, compared to $1,643,000 for the same period of 2003, a decrease of $1,523,000. Of this decrease $1,087,000 and $229,050 were specifically expensed for non-performing loans and potential problem loans, respectively, during the second quarter of 2003, as discussed in the preceding paragraph.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2004 and 2003, respectively, was $396,141 and $565,972, a decrease of $169,831 or 30.0%. Income from service charges on deposit accounts increased $73,167, or 42.3%, from $173,033 during the second quarter of 2003 to $246,200 for the second quarter of 2004. The increase is primarily attributable to growth in accounts subject to service charges. Income from the sale of secondary market loans decreased $72,919, from $188,808 during the second quarter of 2003 to $115,889 for the same period of 2004. The income from the sale of secondary market loans is associated with the acquisition of Commonwealth Mortgage of Bowling Green, Inc., during the first quarter of 2003. The decrease in income from the sale of secondary market loans is primarily due to the high volume of refinancing activity during the second quarter of 2003, when long-term mortgage rates were at historically low levels. The second quarter of 2003 includes a gain on the sale of investment securities of $134,732.

Non-interest income for the six months ended June 30, 2004 and 2003, respectively, was $664,865 and $847,932, a decrease of $183,067 or 21.6%.
Service charges on deposit accounts comprised the largest part of non-interest income for both six-month time periods, totaling $409,400 and $320,122 for 2004 and 2003, respectively. Income from the sale of secondary market loans decreased to $179,460 for the first half of 2004 from $280,746 for the same period of 2003. Losses from the sale of investment securities during the first half of 2004 totaled $(34,368), compared to gains of $144,024 for the first half of 2003.

NON-INTEREST EXPENSE

Non-interest expense was $1,508,135 in the second quarter of 2004, up from $1,373,561 in the same quarter of 2003, an increase of $134,574 or 9.8%. The initiatives designed to better service our customers, including the opening of full service branches in Bowling Green and Franklin, Kentucky, and the acquisition of a mortgage origination company, accounted for approximately $80,000 of the increase in non-interest expense during the first quarter of 2004, compared to the same period of 2003. Professional fees increased primarily as result of fees and expenses incurred in administering problem loans. Other cost increases are primarily associated with servicing the growing customer base.

For the six months ended June 30, 2004 and 2003, respectively, non-interest expense was $2,869,008 and $2,396,254, an increase of $472,754, or 19.7%. The non-interest expense associated with the two new branches and the mortgage origination company accounted for approximately $250,000 of the increase during the first half of 2003.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2004. During the second quarter of 2004, income tax expense totaled $85,800, compared to a tax benefit of $(389,100) for the same period of 2003. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

OVERVIEW

Total assets at June 30, 2004 were $164,735,856, up from $163,519,995 at
December 31, 2003 and up from $154,435,574 a year ago. Average total assets for the second quarter of 2004 were $162,884,137, up $19,480,056 from the second quarter of 2003 average of $143,404,081.

LOANS

At June 30, 2004 loans (excluding mortgage loans held for sale) totaled $138,553,598, compared with $134,715,475 at December 31, 2003 and $124,787,813 a year ago, an increase of $3,838,123 and $13,765,785 respectively. Loans averaged $138,540,727 during the second quarter of 2004, an increase of $20,160,548 or 17.0%, over the average total of $118,380,179 for the second quarter of 2003.

ASSET QUALITY

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $1,644,610 at June 30, 2004, compared to $653,170 at December 31, 2003 and $1,783,707 at June 30, 2003. Included in the non-performing loan total at June 30, 2004 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties, which it had expected to produce significant revenues, had failed to produce any revenue, was unlikely to ever produce revenues and that the property's value is now negligible, and further that the revenue from the other properties was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings. Also included in non-performing loans are two loans to one borrower, totaling $123,472, which were placed on nonaccrual during the fourth quarter of 2003. The loans are secured by a mortgage on residential real estate. Added at March 31, 2004 to nonaccrual status is a loan totaling $200,501, after the borrower filed for Chapter 7 Bankruptcy and elected not to reaffirm the debt with the Bank. The loan is secured by residential real estate. Also included in the June 30, 2004 total is a loan for $767,701 that was greater than 90 days past due, which was subsequently paid in full in July 2004, and a loan totaling $29,789 on which the Bank is pursuing legal action against the borrower and the guarantor. The remaining $5,095 of non-performing loans consists of one loan accruing but past due over 90 days totaling $1,678, and one loan on non-accrual of $3,417.

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

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $1,644,610 at the end of the second quarter of 2004, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $653,170 at December 31, 2003, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,998,207 at June 30, 2004, an increase of $93,830, or 4.9% over the December 31, 2003 level of $1,904,377. The allowance represents 1.44% of period-end loans, compared to 1.41% of period-end loans at December 31, 2003. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

SECURITIES

Securities (all classified as available for sale) decreased from $18,400,189 at December 31, 2003 to $12,860,270 at June 30, 2004. Securities in the amount of $4.6 million were sold that had been used to pledge deposits that matured during the first quarter of 2004. At June 30, 2003, securities totaled $17,688,014.

DEPOSITS AND BORROWED FUNDS

Total deposits averaged $130,687,675 in the second quarter of 2004, an increase of $13,416,698 from the comparable 2003 second quarter average of $117,270,977. As of June 30, 2004, total deposits were $133,478,613, and included $119,106,637 of interest bearing deposits. This compares to total deposits of $133,729,092 at December 31, 2003, which included $118,829,490 of interest bearing deposits. Total deposits at June 30, 2003 were $127,884,533, and included interest bearing deposits of $117,285,550.

The Bank had $4,734,490 of deposits secured by securities sold under agreements to repurchase on June 30, 2004. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,337,929 during the second quarter of 2004.

At June 30, 2004, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At June 30, 2004, the Bank had three outstanding FHLB advances totaling $13,000,000. The first FHLB advance, which was issued May 2, 2003, matures May 2, 2005 and has a fixed interest rate of 1.90%. The second FHLB advance, which was issued June 9, 2003, matures June 6, 2006, and has a fixed interest rate of 2.03%. The third FHLB advance, which was issued January 21, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At June 30, 2004, the Bank had available collateral to borrow an additional $10.1 million from the FHLB.

In 2001, the Company executed a credit agreement with a correspondent bank for the purpose of injecting capital into the Bank. Total outstanding debt under the credit agreement at June 30, 2004 is $3,000,000. The debt was retired subsequent to the end of the second quarter with funds obtained from the sale of Preferred Stock in July 2004.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of June 30, 2004, December 31, 2003, and June 30, 2003, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                   June 30,  December 31,   June 30,
                                     2004       2003         2003
                                    -----      ----          ----

Tier 1 risk based ...........       9.23%        9.07%      8.23%
     Regulatory minimum .....       4.00         4.00       4.00
     Well-capitalized minimum       6.00         6.00       6.00
Total risk based ............      10.48%       10.32%      9.49%
     Regulatory minimum .....       8.00         8.00       8.00
     Well-capitalized minimum      10.00        10.00      10.00
Leverage ....................       7.69%        7.38%      7.00%
     Regulatory minimum .....       4.00         4.00       4.00
     Well-capitalized minimum       5.00         5.00       5.00




The table below sets forth the Company's ratios as of June 30, 2004, December 31, 2003, and June 30, 2003, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                  June 30,   December 31,  June 30,
                                   2004        2003         2003
                                  -----        ----         ----

Tier 1 risk based ...........       7.21%      7.23%        6.34%
     Regulatory minimum .....       4.00       4.00         4.00
     Well-capitalized minimum       6.00       6.00         6.00
Total risk based ............       8.46%      8.48%        7.60%
     Regulatory minimum .....       8.00       8.00         8.00
     Well-capitalized minimum      10.00      10.00        10.00
Leverage ....................       6.01%      5.88%        5.39%
     Regulatory minimum .....       4.00       4.00         4.00
     Well-capitalized minimum       5.00       5.00         5.00


All capital ratios at the Bank increased from December 31, 2003 to June 30, 2004, as the rate of growth of risk-weighted assets was lower than the growth of total equity. All ratios for the Bank fall within the minimum capital ratios for well-capitalized companies as of June 30, 2004.

The Company's tier 1 risk based and total risk based capital ratios decreased 2 basis points respectively from December 31, 2003. At June 30, 2004, the tier 1 risk based and the leverage ratios exceeded well-capitalized minimum levels. The total risk based ratio at June 30, 2004 falls below the regulatory minimum for well-capitalized companies. Included in equity at December 31, 2003 and June 30, 2004 are the net proceeds, totaling $2,563,503, from the sale of 197,394 shares of common stock of the Company during the second, third, and fourth quarters of 2003. See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

To improve the Company's and the Bank's capital ratios and allow it to continue growth in its market area subsequent to June 30, 2004, the Company completed raising additional capital through the issuance of Cumulative Convertible Preferred Stock, as mentioned previously in Note 8 of the Notes to the Condensed Consolidated Financial Statements.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the second quarter of 2004, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, as was primarily the case for the second quarter of 2003. In the second quarter of 2003, net proceeds from the sale of the common stock of the Company totaled $1,025,568.

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

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. Other risks are identified in the Company's Form 10-KSB for the period ended December 31, 2003.
                                                19

 ITEM 3. CONTROLS AND PROCEDURES


As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal controls over financial reporting identified during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

         ITEM 2. CHANGES IN SECURITIES
                      On April 15, 2004, the Company issued 3,610 shares of the Company's common stock to the two former shareholders of Commonwealth Mortgage of Bowling Green, Inc., representing a portion of the deferred purchase price payable to the shareholders in connection with the Company's acquisition of Commonwealth Mortgage. See Note 6 of the Notes to Condensed Consolidated Financial Statements included as part of this Report. The shares of common stock were issued by the Company in a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 The Annual Meeting of Shareholders of the Company was held on May 20, 2004. The following directors were elected to three year terms, ending in 2007, with the vote totals as shown:

                                            Votes for         Votes withheld

         Billy J. Bell                      812,202                    5,750
         James H. Lucas                     812,202                    5,750
         Joe B. Natcher, Jr.                812,202                    5,750
         Jack Sheidler                      812,202                    5,750

         The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

         NAME                                        TERM EXPIRES IN
         ----                                        ---------------
         Barry D. Bray                                        2005
         Sarah Glen Grise                                     2005
         John T. Perkins                                      2005
         Wilson Stone                                         2005
         Jerry E. Baker                                       2006
         Mary D. Cohron                                       2006
         Floyd H. Ellis                                       2006
         John J. Kelley                                       2006

         The shareholders cast 792,275 votes to ratify the appointment of BKD, LLP as the Company's independent accountants for 2004. 17,877 votes were cast against this proposal and 0 votes were abstained.

         There were no broker nonvotes on any of the items voted on at the Annual Meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits
             The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.


       (b) Reports on Form 8-K during the quarter ended June 30, 2004.
        Form 8-K filed on April 20, 2004 reporting an Item 7 and furnishing an
        Item 12 event (the press release for first quarter 2004 earnings).
                                                21

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


                           CITIZENS FIRST CORPORATION



Date:    August 13, 2004                                    /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                         President and Chief Executive Officer
                                                 (Principal Executive Officer)



         August 13, 2004                                     /s/ Bill D. Wright
                                                             ------------------
                                                                 Bill D. Wright
                                         -President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)
                                                22

EXHIBITS

3.1 Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Company's Registration
         Statement on Form SB-2 (No. 333-103238)).

3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation.

10 Placement Agent Agreement dated as of June 22, 2004 between Citizens First Corporation and Howe Barnes, Investments, Inc.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
                                               23