Form 10QSB
period 2004-09-30
CITIZENS FIRST CORP
filed 2004-11-15
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2004

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

         CLASS                                OUTSTANDING AT NOVEMBER 15, 2004

Common Stock, no par value                                    844,057


Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                     3-12

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13-20

         ITEM 3. Controls and Procedures                                     21

PART II.  OTHER INFORMATION

         ITEM 2. Changes in Securities                                       22

         ITEM 6. Exhibits                                                    22

         Signatures                                                          23

         Exhibits                                                         24-27

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS


CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   (Unaudited)
                                                                September 30, 2004  December 31, 2003
ASSETS
 Cash and due from banks .......................................   $   4,578,222    $   5,233,396
 Federal funds sold ............................................       2,976,079             --
                                                                   -------------    -------------
     Cash and cash equivalents .................................       7,554,301        5,233,396
Available for sale securities (amortized cost of $13,472,877 as
  of September 30, 2004; $18,953,814 as of December 31, 2003)         13,110,999       18,400,189
Federal Home Loan Bank (FHLB) stock ............................         576,700          529,800
Mortgage loans held for sale ...................................         586,008          425,100
Loans .........................................................      140,511,268      134,715,475
Less allowance for loan losses ................................        1,697,407        1,904,377
                                                                   -------------    -------------
    Net loans ..................................................     138,813,861      132,811,098
 Premises and equipment, net ...................................       3,684,715        3,913,361
 Interest receivable ...........................................         817,986          694,637
 Other real estate owned .......................................          70,000             --
 Deferred income taxes .........................................         688,128          703,673
 Goodwill ......................................................         600,794          384,243
 Other assets ..................................................          92,591          424,498
                                                                   -------------    -------------
    Total assets ...............................................   $ 166,596,083    $ 163,519,995
                                                                   =============    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits .............................................   $  12,738,348    $  14,147,896
   Savings, NOW and money market deposits ......................      59,057,065       49,833,676
   Time deposits ...............................................      58,655,104       69,747,520
                                                                   -------------    -------------
     Total deposits ............................................     130,450,517      133,729,092

 Federal funds purchased .......................................            --            662,576
 Securities sold under agreements to repurchase ................       3,983,700        4,756,410
 Long-term debt ................................................      13,000,000       14,000,000
 Deferred income taxes .........................................            --            100,315
 Accrued interest and other liabilities ........................       1,192,172          661,225
                                                                   -------------    -------------
    Total liabilities ..........................................     148,626,389      153,909,618

 Stockholders' equity:
   Preferred stock , no par value, authorized 500 shares; issued       7,659,340             --
     and outstanding 250 and 0 shares, respectively
   Common stock, no par value, authorized 2,000,000
     shares; issued and outstanding 844,057 and 840,447, .......       9,975,130        9,920,981
     shares, respectively
   Retained earnings ...........................................         574,063           54,789
   Accumulated other comprehensive income ......................        (238,839)        (365,393)
                                                                   -------------    -------------
     Total stockholders' equity ................................      17,969,694        9,610,377
                                                                   -------------    -------------
        Total liabilities
        and stockholders' equity ...............................   $ 166,596,083    $ 163,519,995
                                                                   =============    =============

 See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

 FOR THE THREE MONTHS ENDED SEPTEMBER 30:           2004            2003
                                                   -----            ----

 INTEREST INCOME
  Loans, including fees ....................   $ 2,044,843    $ 1,853,329
  Federal funds sold .......................         7,244          3,264
  Securities ...............................       123,169        178,051
  Other ....................................         6,176          4,225
                                                 ---------     -----------
  Total interest income ....................     2,181,432      2,038,869
INTEREST EXPENSE
  Deposits .................................       513,785        654,036
  Other borrowings .........................        87,558        107,594
                                                 ---------     ----------
  Total interest expense ...................       601,343        761,630
NET INTEREST INCOME ........................     1,580,089      1,277,239
  Provision for loan losses ................        40,000         85,000
                                                 ---------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ................     1,540,089      1,192,239
                                                 ---------    -----------
NON-INTEREST INCOME
  Service charges on deposit accounts ......       213,918        170,025
  Income from the sale of loans ............       126,907        150,811
  Other ....................................        45,790         68,194
                                                ----------     ----------
  Total non-interest income ................       386,615        389,030
NON-INTEREST EXPENSES
  Compensation and benefits ................       752,534        656,640
  Net occupancy expense ....................        89,370         79,949
  Furniture and equipment expense ..........       106,643        105,207
  Professional fees ........................        56,682         35,961
  Legal fees ...............................       107,354         38,030
  Postage, printing and supplies ...........        22,175         24,619
  Processing fees ..........................        96,772         77,909
  Advertising ..............................        56,955         37,322
  Other ....................................       190,881        195,570
                                                 ---------    -----------
  Total non-interest expenses ..............     1,479,366      1,251,207
                                                ----------    -----------
INCOME BEFORE INCOME TAXES .................       447,338        330,062
Income tax expense .........................       146,750        110,000
                                                ----------    -----------
NET INCOME .................................       300,588        220,062
PREFERRED DIVIDENDS ........................      (109,671)            --
                                                -----------   -----------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS   $   190,917    $   220,062
                                                ===========   ===========


 BASIC EARNINGS PER COMMON SHARE                     $0.23           $.30
 See accompanying notes to condensed consolidated financial statements.
                                        4

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)



 FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                                              2004             2003
                                                                              ----             ----

 INTEREST INCOME
  Loans, including fees ..............................................   $ 5,900,445    $ 5,158,575
  Federal funds sold .................................................        11,184         14,077
  Securities .........................................................       390,821        467,698
  Other ..............................................................        16,721         11,663
                                                                           ---------      -----------
  Total interest income ..............................................     6,319,171      5,652,013
INTEREST EXPENSE
  Deposits ...........................................................     1,606,506      1,867,601
  Other borrowings ...................................................       328,476        280,438
                                                                           ---------    -----------
  Total interest expense .............................................     1,934,982      2,148,039
NET INTEREST INCOME ..................................................     4,384,189      3,503,974
  Provision for loan losses ..........................................       160,000      1,728,000
                                                                           ---------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ..........................................     4,224,189      1,775,974
                                                                           ---------    -----------
NON-INTEREST INCOME
  Service charges on deposit accounts ................................       623,318        490,147
  Income from the sale of loans ......................................       306,367        431,557
  Gain (loss) on the sale of securities ..............................       (34,368)       144,024
  Other ..............................................................       156,163        171,234
                                                                           ---------      ---------
  Total non-interest income ..........................................     1,051,480      1,236,962
NON-INTEREST EXPENSES
  Compensation and benefits ..........................................     2,284,075      1,916,084
  Net occupancy expense ..............................................       273,361        265,735
  Furniture and equipment expense ....................................       319,812        295,232
  Professional fees ..................................................       155,831        116,041
  Legal fees .........................................................       213,174         98,465
  Postage, printing and supplies .....................................        73,067         84,743
  Processing fees ....................................................       312,933        226,970
  Advertising ........................................................       148,719        145,549
  Other ..............................................................       567,402        498,142
                                                                           ---------    -----------
  Total non-interest expenses ........................................     4,348,374      3,647,461
                                                                           ---------    -----------
INCOME (LOSS) BEFORE INCOME TAXES ....................................       927,295      (634,525)
Income tax expense (benefit) .........................................       298,350      (224,250)
                                                                             -------    -----------
NET INCOME (LOSS) ....................................................       628,945      (410,275)
PREFERRED DIVIDENDS ..................................................      (109,671)           (0)
                                                                            ---------   -----------
NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS ..................   $   519,274    $ (410,275)
                                                                         ===========   ============

BASIC EARNINGS PER COMMON SHARE ......................................   $      0.62    $     (0.61)
See accompanying notes to condensed consolidated financial statements

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)




 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                2004            2003
                                                                        ----            ----

Balance January 1 ..............................................   $  9,610,377    $ 7,838,252
  Net income ...................................................        628,945       (410,275)
  Issuance of preferred stock, net of issuance costs of $338,660      7,659,340           --
  Issuance of common stock .....................................         54,149      1,536,732
  Payment of preferred dividends, $438.68 per share ............       (109,671)          --
  Other comprehensive income (loss), net of tax ................        126,554       (477,345)
                                                                   ------------    -----------
Balance at end of period .......................................   $ 17,969,694    $ 8,487,364
                                                                   ============    ===========

 See accompanying notes to condensed consolidated financial statements.



Citizens First Corporation
Condensed Consolidated Statements of Comprehensive Income
 (Unaudited)


 For the nine months ended September 30:                               2004        2003
                                                                       ----        ----

   Net income ....................................................   $628,945   $(410,275)
   Other comprehensive income (loss), net of tax:
       Unrealized gain (depreciation) on available for sale
       securities, net of income taxes (credit) of $65,194 and
       $(245,906), arising during the period, ................        126,554    (477,435)
       respectively                                                  --------   ---------
   Comprehensive income (loss) ...................................   $755,499   $(887,710)
                                                                     ========   =========
 See accompanying notes to condensed consolidated financial statements.


 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                                            2004            2003
                                                                           -----            ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income .......................................................   $    628,945    $   (410,275)
 Items not requiring (providing) cash:
   Depreciation and amortization ..................................        340,248         230,814
   Provision for loan losses ......................................        160,000       1,728,000
   Amortization of premiums and discounts on securities ...........         15,591          88,124
   Net realized loss/(gain) on disposition of investment securities         34,368        (144,024)
   Loss on sale of property, plant and equipment ..................          2,259            --
   FHLB stock dividends received ..................................        (16,300)        (11,500)
   Deferred income taxes ..........................................        (84,770)       (601,608)
   Mortgage loans held for sale originated ........................    (15,813,061)    (34,830,728)
   Sale of mortgage loans held for sale ...........................     15,756,853      35,033,928
 Changes in:
   Accrued interest receivable ....................................       (123,349)        (39,285)
   Other assets ...................................................       (106,449)            368
   Interest payable and other liabilities .........................        566,069          70,886
                                                                      ------------    ------------
   Net cash used in operating  activities .........................      1,360,404       1,114,700

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Net changes in loans .............................................     (6,162,763)    (38,399,553)
 Purchases of premises and equipment ..............................        (62,995)     (1,874,200)
 Proceeds from sale of property, plant and equipment ..............            625            --
 Purchase of FHLB stock ...........................................       (135,300)        (55,900)
 Proceeds from maturities of securities available for sale ........        703,539      18,004,599
 Proceeds from sales of securities available for sale .............      4,727,438       5,480,565
 Purchase of securities available for sale ........................           --       (27,298,947)
 Purchase of mortgage company and title company ...................           --          (398,688)
                                                                      ------------    ------------
   Net cash used  in investing activities .........................       (929,456)    (44,542,124)

 CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in deposits ..............................     (3,278,575)     26,626,235
 Net increase (decrease) in other borrowings ......................     (1,000,000)      6,100,000
 Net decrease in federal funds purchased and  repurchase ..........     (1,435,286)        634,667
 agreements
 Issuance of preferred stock ......................................      7,659,340            --
 Dividends paid on preferred stock ................................       (109,671)           --
 Issuance of common stock .........................................         54,149       1,536,732
                                                                      ------------    ------------
  Net cash provided (used) in financing activities .................     1,889,957      34,897,634
                                                                      ------------    ------------
 NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS .............      2,320,905      (8,529,790)
 Cash and cash equivalents at beginning of period .................      5,233,396      13,922,817
                                                                      ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................   $  7,554,301    $  5,393,027
                                                                      ============    ============
Supplemental Cash Flow  Information:

Real estate acquired in settlement of loans:                              $70,000     $          -

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

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the quarter and nine months ended September 30, 2004.

                                                    Quarter Ended September 30
                                                      2004          2003
                                                     -------      -------

Net income, as reported .........................   $300,588     $ 220,062
Less:  Total  stock-based  employee  compensation
cost determined under the
fair value based method, net of income taxes ....      7,564          --

Pro forma net income ............................   $293,024     $ 220,062

Earnings per share:
Basic - as reported .............................   $   0.23     $   0.30
Basic - pro forma ...............................   $   0.22     $   0.30

                                               Nine Months Ended September 30
                                                 2004                2003
                                               -----------     -------------

Net income, as reported ....................   $628,945        $    (410,275)
Less:  Total  stock-based  employee
compensation  cost determined under the
fair value based method, net of income taxes     42,839                    --

Pro forma net income .......................   $586,106        $    (410,275)

Earnings per share:
Basic - as reported ........................   $   0.62        $       (0.61)
Basic - pro forma ..........................   $   0.57        $       (0.61)

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

A summary of the status of the plans at September 30,2004 and 2003, and changes during the periods then ended is presented below:


                                                      2004                                 2003
                                                          Weighted-Average                       Weighted-Average
                                            Shares         Exercise Price         Shares          Exercise Price
                                     -------------------------------------------------------------------------------

Outstanding, beginning of year              --               $   --                  --              $   --
Granted                                     49,500           $    14.17              --
Exercised                                   --                   --                  --
Forfeited                                   --                   --                  --
Expired                                     --                   --                  --

Outstanding, end of period                  49,500           $    14.17                0             $   --

Options exercisable, end of period           9,500                                   --

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:
                                                                        2004
                                                                     ---------

Dividend yields                                                            0%
Volatility factors of expected market price of common stock            19.90%
Risk-free interest rates                                                1.00%
Expected life of options                                             10 Years
Weighted-average fair value of options granted during the year    $   168,795

The following table summarizes information about stock options under the plans outstanding at September 30, 2004:



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

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:


                                                                SEPTEMBER 30,     DECEMBER 31,
                                                               -------------------------------
                                                                  2004                2003
                                                               -------------------------------

Balance, beginning of year .................................    $ 1,904,377    $ 1,300,258
Provision charged to expense ...............................        160,000      1,808,000
Loans charged off, net of recoveries of $5,120 for September
   30, 2004 and $13,714 for December 31, 2003 ..............       (366,970)    (1,203,881)
                                                                -----------    -----------

Balance, September 30, 2004 and December 31, 2003,respectively  $ 1,697,407    $ 1,904,377
                                                                 ===========    ===========

(4) STOCK OFFERING
In February 2003, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission for the offering and sale of up to $10,000,000 of shares of the Company's common stock. The offering was completed in November 2003 netting proceeds to the Company of $2,563,503. The proceeds of the offering were used to strengthen the Bank's capital base and position it to continue to exceed minimum regulatory capital ratios, which will allow for future growth.

(5) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the Company's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in the initial transaction amounted to $380,000, all of which was assigned to the Bank. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,610 shares of the Company's common stock, to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. At September 30, 2004, goodwill from this transaction totaled $600,794.

The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings and to supplement the Bank's non-interest fee income.

(6)  REGULATORY PROCEEDINGS
In August 2003, the Bank and its primary regulators entered into a regulatory agreement in order to improve the Bank's performance. As a result of the agreement, the Bank implemented several steps included in the agreement, including refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. The Bank also implemented comprehensive loan review procedures, reviewed the lending authority of loan officers and the loan committee and addressed staffing requirements. Among other things, the agreement required the Bank to maintain a leverage ratio of at least 7% throughout the term of the agreement. Subsequent to September 30, 2004, following a regulatory examination of the Bank, the agreement was terminated.

 (7) CUMULATIVE CONVERTIBLE PREFERRED STOCK OFFERING
The Company completed during the third quarter of 2004 the private placement of 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Preferred Stock), for an aggregate purchase price of $7,998,000. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 on and after three years from the date of issuance. The sale of the Preferred Stock netted proceeds to the Company of $7,659,340, of which $3,011,970 (including $3,000,000 in principal and $11,970 in accrued interest) was used to repay the outstanding balance under the Company's line of credit, and $3,800,000 was contributed to the capital of the Bank. The remaining proceeds from the issuance of the Preferred Stock are being used for general corporate purposes, including the contribution of capital to the Bank.

(8)  EARNINGS PER SHARE
Basis earnings per share is computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Convertible preferred stock was excluded for purposes of calculating diluted earnings per share as it was determined that conversion had an anti-dilutive effect on earnings per share. The following table reconciles the numerator and denominator of the basic and diluted per share computations for net income.


                                                      Three months ended            Nine months ended
                                                         September 30                 September 30
                                                        ------------                 ------------
                                                        2004         2003            2004         2003
                                                      ------        ------        --------      --------
NUMERATOR:
   Net income before preferred dividends .......  $    300,588   $   220,062    $  628,945      $ (410,275)
   Preferred dividends..........................      (109,671)            0      (109,671)              0
                                                      ---------    ---------    -----------      ---------


   Net income available for common
       shareholders - numerator for basic
       earnings per share ......................  $    190,917   $   220,062    $  519,274      $ (410,275)
                                                   ============   ===========    ==========     ===========
Denominator:
   Basic weighted-average shares
       outstanding .............................       844,057       723,135       842,962         671,207

   Basic earnings per share:
   Net income .......................... .......   $     0.36      $    0.30     $    0.75       $     (0.61)
   Preferred dividends..........................        (0.13)          0.00         (0.13)              .00
                                                   -----------      ---------    -----------      ----------

   Basic earnings per share ....................   $     0.23      $    0.30     $    0.62        $    (0.61)
                                                   ===========      =========    ===========       ==========

(9) SUBSEQUENT EVENTS
Effective October 1, 2004, the Company elected to self-insure certain costs related to employee health and accident benefit programs. The Company has purchased insurance that limits its annual exposure for individual claims and that limits its aggregate annual exposure to $118,641 during the initial year of the plan. Future insurance costs that limit the Company's exposure for individual claims and aggregate exposure will be determined annually, based primarily upon the Company's actual claim history for the previous year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of September 30, 2004, the Company and Bank employed sixty-six employees (fifty-seven full-time equivalent employees).

The Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened branch offices at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and at 1200 South Main Street, Franklin, Kentucky in February 2003. The Bank was organized as a community oriented, full service alternative to the super-regional financial institutions which dominate its primary service area. The Bank's mission is to firmly establish itself in its primary service area as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. The Bank believes that its ability to compete is enhanced by its local management and its base of local shareholders and directors. The Bank has emphasized and intends to continue emphasizing its Bowling Green and southern Kentucky roots, and the Bank has a philosophy of giving its customers prompt and responsive personal service.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,697,407 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2004.

DEFERRED TAX ASSETS

The Company has a deferred tax asset of approximately $688,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At September 30, 2004 no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

RESULTS OF OPERATIONS

For the three months ended September 30, 2004, the Company reported net income of $300,588, or $0.23 per basic common share, compared to net income of $220,062, or $.30 per basic for the same period ended September 30, 2003.

For the nine months ended September 30, 2004, the Company reported net income of $628,945, or $0.62 per basic common share, compared to a net loss of $(410,275), or $(0.61) per basic and diluted common share, for the same period ended September 30, 2003.

NET INTEREST INCOME

Net interest income was $1,580,089 in the third quarter of 2004, compared with $1,277,239 in the comparable period in 2003. Third quarter 2004 interest income of $2,181,432, an increase of $142,563 or 7.0% over the same period in 2003, includes $2,044,843 income on loans, $123,169 income on securities, and $13,420 income on federal funds sold and other interest-bearing accounts. Interest income of $2,038,869 during the third quarter of 2003 included $1,853,329 of income on loans, $178,051 income on investment securities, and $7,489 income on federal funds sold and other interest-bearing accounts. Interest expense of $601,343 for the third quarter of 2004, down $160,287 or 21.0% from the same period in 2003, consists of interest on deposits of $513,785, and on other borrowings of $87,558. Third quarter 2003 interest expense of $761,630 consisted of interest on deposits of $620,314, and interest on other borrowings of $107,594. An increase in yields on interest earning assets, coupled with a drop in the cost of interest-bearing liabilities, and a slight increase in the amount of interest earning assets, contributed to the increase in net interest income in the third quarter of 2004, compared to the same quarter of 2003. The drop in the cost of interest-bearing liabilities in the third quarter of 2004, compared to the same period in 2003, was primarily due to the continued repricing of loans of the Bank after the reduction of short-term interest rates by the Federal Reserve during 2001 of 475 basis points, of another 50 basis points during the fourth quarter of 2002, and 25 basis points during the second quarter of 2003. The increase in yields on interest earning assets during the third quarter of 2004, compared to the same period of 2003, is primarily attributable to the increase by 75 basis points of short-term interest rates since late June2004. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a rising short-term rate environment, such as occurred during the third quarter of 2004, more of the Bank's interest earning assets, primarily loans, reprice up faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.

Net interest income was $4,384,189 for the nine months ended September 30, 2004, an increase of $880,215 or 25.1% over the total of $3,503,974 for the same period of 2003. Interest income of $6,319,171 for the first nine months of 2004 included $5,900,445 income on loans, $390,821 income on investment securities, and $27,905 income on federal funds sold and other interest-bearing accounts. Total interest income of $5,652,013 for the first nine months of 2003 consisted of $5,158,575 income on loans, $467,698 income on investment securities, and $25,740 income on federal funds sold and other interest-bearing accounts. Interest expense for the first nine months of 2004 totaled $1,934,982, and included $1,606,506 interest on deposits, and $328,476 expense on other borrowings. The comparable period of 2003 had interest expense of $2,148,039, of which $1,867,601 was interest on deposits, and $280,438 was expense on other borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses expense for the three months ended September 30, 2004, was $40,000, a decrease of $45,000 over the total of $85,000 for the same quarter of 2003.

The provision for loan losses expense was $160,000 for the first nine months of the year, compared to $1,728,000 for the same period of 2003, a decrease of $1,568,000. Of this decrease, $1,087,000 was specifically allocated during the second quarter of 2003 for three loans to one borrower, totaling $1,675,000. As the result of a periodic regulatory examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050, during the third quarter of 2003, for two potential problem loans, totaling $49,000 and $1,478,000, respectively.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2004 and 2003, respectively, was $386,615 and $389,030, a decrease of $2,415 or 0.6%. Income from service charges on deposit accounts increased $43,893, or 25.8%, from $170,025 during the third quarter of 2003 to $213,918 for the third quarter of 2004. The increase is primarily attributable to growth in accounts subject to service charges. Income from the sale of secondary market loans decreased $23,904, from $150,811 during the third quarter of 2003 to $126,907 for the same period of 2004, primarily due to the high volume of refinancing activity during the third quarter of 2003, when long-term mortgage rates were at historically low levels.

Non-interest income for the nine months ended September 30, 2004 and 2003, respectively, was $1,051,480 and $1,236,962, a decrease of $185,482 or 15.0%.
Service charges on deposit accounts comprised the largest part of non-interest income for both nine-month time periods, totaling $623,318 and $490,147 for 2004 and 2003, respectively. Income from the sale of secondary market loans decreased to $306,367 for the first nine months of 2004 from $431,557 for the same period of 2003. Losses from the sale of investment securities during the first nine months of 2004 totaled $(34,368), compared to gains of $144,024 for the same period of 2003.

NON-INTEREST EXPENSE

Non-interest expense was $1,479,366 in the third quarter of 2004, up from $1,251,207 in the same quarter of 2003, an increase of $228,159 or 18.2%. The opening of full service branches in Bowling Green and Franklin, Kentucky, and the acquisition of a mortgage origination company, accounted for approximately $81,000 of the increase in non-interest expense during the third quarter of 2004, compared to the same period of 2003. Legal fees increased by $69,324, or 182.3%, in the third quarter of 2004, compared to the same period of 2003, primarily as a result of fees and expenses incurred in pursuing collection of previously charged off loans. Other cost increases are primarily associated with servicing the growing customer base.

For the nine months ended September 30, 2004 and 2003, respectively, non-interest expense was $4,348,374 and $3647,461, an increase of $700,913, or 19.2%. The non-interest expense associated with the two new branches and the mortgage origination company accounted for approximately $269,000 of the increase during the first nine months of 2003. Legal fees increased by $114,709, or 116.5%, during the first nine months of 2004, compared to the same period of 2003, to $213,174 from $98,465.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2004. During the third quarter of 2004, income tax expense totaled $146,750 compared to $110,000 for the same period of 2003. For the nine months ended September 30, 2004, the income tax expense totaled $298,350, compared to a tax benefit of $(224,250) for the same period of 2003. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

OVERVIEw

Total assets at September 30, 2004 were $166,596,083, up from $163,519,995 at December 31, 2003 and up from $162,278,124 a year ago. Average total assets for the third quarter of 2004 were $166,374,945, up $5,767,201 from the third quarter of 2003 average of $160,607,744.

LOANS

At September 30, 2004 loans (excluding mortgage loans held for sale) totaled $140,511,268, compared with $134,715,475 at December 31, 2003 and $133,229,215 a year ago, an increase of $5,795,793 and $7,282,053 respectively. Loans averaged $140,547,234 during the third quarter of 2004, an increase of $5,795,793 or 4.3%, over the average total of $134,715,475 for the third quarter of 2003.

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

The Bank had non-performing loans totaling $727,007 at September 30, 2004, compared to $653,170 at December 31, 2003 and $566,000 at September 30, 2003. Included in the non-performing loan total at September 30, 2004 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties, which it had expected to produce significant revenues, had failed to produce any revenue, was unlikely to ever produce revenues and that the property's value is now negligible, and further that the revenue from the other properties was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings. Added during the first quarter of 2004 to nonaccrual status was a loan totaling $200,051, after the borrower filed for Chapter 7 Bankruptcy and elected not to reaffirm the debt with the Bank. The loan is secured by residential real estate. Also included in the September 30, 2004 total are three loans totaling $8,904 that were greater than 90 days past due.

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $797,007 at the end of the third quarter of 2004, comprised of the above mentioned non-performing loans, and foreclosed real estate totaling $70,000. The Bank had non-performing assets of $653,170 at December 31, 2003, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,697,407 at September 30, 2004, a decrease of $206,970, or 10.9% over the December 31, 2003 level of $1,904,377. The allowance represents 1.21% of period-end loans, compared to 1.41% of period-end loans at December 31, 2003. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

SECURITIES

Securities (all classified as available for sale) decreased from $18,400,189 at December 31, 2003 to $13,110,999 at September 30, 2004. At September 30, 2003,
securities totaled $19,332,838.

DEPOSITS AND BORROWED FUNDS

Total deposits averaged $130,805,992 in the third quarter of 2004, a decrease of $985,560 from the comparable 2003 third quarter average of $131,791,552. As of September 30, 2004, total deposits were $130,450,517, and included $117,712,169 of interest bearing deposits. This compares to total deposits of $133,729,092 at December 31, 2003, which included $119,581,196 of interest bearing deposits. Total deposits at September 30, 2003 were $132,519,568, and included interest bearing deposits of $121,772,183.

The Bank had $3,983,700 of deposits secured by securities sold under agreements to repurchase on September 30, 2004. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,222,069 during the third quarter of 2004.

At September 30, 2004, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At September 30, 2004, the Bank had three outstanding FHLB advances totaling $13,000,000. The first FHLB advance, which was issued May 2, 2003, matures May 2, 2005 and has a fixed interest rate of 1.90%. The second FHLB advance, which was issued June 9, 2003, matures June 6, 2006, and has a fixed interest rate of 2.03%. The third FHLB advance, which was issued January 21, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At September 30, 2004, the Bank had available collateral to borrow an additional $10.1 million from the FHLB.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of September 30, 2004, December 31, 2003, and September 30, 2003, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                              September 30,   December 31,  September 30,
                                   2004        2003           2003
                                   -----       ----           ----

Tier 1 risk based ...........      12.17%       9.07%       8.71%
     Regulatory minimum .....       4.00        4.00        4.00
     Well-capitalized minimum       6.00        6.00        6.00
Total risk based ............      13.41%      10.32%       9.97%
     Regulatory minimum .....       8.00        8.00        8.00
     Well-capitalized minimum      10.00       10.00       10.00
Leverage ....................      10.10%       7.38%       7.11%
     Regulatory minimum .....       4.00        4.00        4.00
     Well-capitalized minimum       5.00        5.00        5.00

The table below sets forth the Company's ratios as of September 30, 2004, December 31, 2003, and September 30, 2003, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:
                              September 30,  December 31,  September 30,
                                    2004         2003         2003
                                    -----        ----         ----

Tier 1 risk based ...........      12.88%       7.23%        6.45%
     Regulatory minimum .....       4.00        4.00         4.00
     Well-capitalized minimum       6.00        6.00         6.00
Total risk based ............      14.12%       8.48%        7.70%
     Regulatory minimum .....       8.00        8.00         8.00
     Well-capitalized minimum      10.00       10.00        10.00
Leverage ....................      10.62%       5.88%        5.26%
     Regulatory minimum .....       4.00        4.00         4.00
     Well-capitalized minimum       5.00        5.00         5.00

All capital ratios at the Bank and Company increased from December 31, 2003 to September 30, 2004 as a result of the sale of Preferred Stock by the Company during the third quarter of 2004, and the subsequent injection of capital into the Bank. The sale of the Preferred Stock netted $7,659,340 to the Company. See note 8 of the Notes to the Condensed Consolidated Financial Statements. All ratios for the Bank and the Company are greater than the minimum capital ratios for well-capitalized companies as of September 30, 2004.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the third quarter of 2004, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations, including the sale of Preferred Stock. In the third quarter of 2004, net proceeds from the sale of the Preferred Stock of the Company totaled $7,659,340.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," or similar expressions. These forward-looking statements may address, among other things, the Company's business plans, objectives or goals for future operations, our forecasted revenues, earnings, assets or other measures of performance. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements made or incorporated by reference in this report include, but are not limited to:

- the strength of the United States economy in general and the strength of the Bowling Green economy in particular;
- changes in interest rates, yield curves and interest rate spread relationships;
 - deposit flows, cost of funds, and cost of deposit insurance on premiums;
 - changes in the quality or composition of the Company's loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individualborrowers or issuers;
- increased competition or market concentration;
- changes in tax or accounting principles; and
- new state or federal legislation, regulations or the initiation or outcome of litigation.

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. Other risks are identified in the Company's Form 10-KSB for the period ended December 31, 2003.
                                        20

 ITEM 3. CONTROLS AND PROCEDURES


As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal controls over financial reporting identified during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

         (a) In July 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share ("Preferred Stock"). The Preferred Stock is entitled to a preference over the Company's common stock as to dividends and in the event of a liquidation or dissolution of the Company.

         (b) On July 16, 2004, the Company sold 250 shares of Preferred Stock, stated value $31,992 per share, for an aggregate purchase price of $7,998,000, payable in cash. The Preferred Stock was offered and sold in a private placement to a limited number of accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder. Howe Barnes Investments, Inc., Chicago, Illinois, served as the placement agent in the transaction. The aggregate commission paid to Howe Barnes Investments was $293,703. The proceeds from the issuance of the Preferred Stock are being used for general corporate purposes, including the contribution of capital to Citizens First Bank. In addition, the Company repaid $3,000,000 of outstanding borrowings under its credit facility. The Preferred Stock was sold for $31,992 per share and is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5%.

         Each share of Preferred Stock is convertible, at the option of the holder, into shares of the Company's Common Stock (i) at any time on and after 3 years from the date of issuance, and, with respect to shares of Preferred Stock designated for redemption, on or prior to the close of business on the day prior to the redemption date or, if earlier, (ii) at any time on and after a change of control of the Company (as defined in the Articles of Amendment to the Company's Articles of Incorporation establishing the terms of the Preferred Stock). Such shares of Preferred Stock are convertible into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Stated Value (as adjusted for any stock dividends, combinations, splits or the like with respect to such shares), by the conversion price applicable to such share in effect on the date the certificate is surrendered for conversion. The initial conversion price per share is $15.50 and is subject to adjustment in certain events. When shares of Preferred Stock are converted, all accrued dividends on the Preferred Stock so converted to (and not including) the date of conversion are immediately due and payable in cash.

Item 6. Exhibits
        The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.
                                        22

   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    November 15, 2004                                  /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                           President and Chief Executive Officer
                                                  (Principal Executive Officer)



         November 15, 2004                                  /s/ Bill D. Wright
                                                            ------------------
                                                                Bill D. Wright
                                     Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBITS

3.1 Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the
          Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Company's Form 10-QSB dated June 30, 2004.)

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
                                        24