Form 10KSB
period 2004-12-31
CITIZENS FIRST CORP
filed 2005-03-24
CIK 1073475

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

State issuer's revenues for its most recent fiscal year:  $8,862,978

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 2005: $8,785,478.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                   OUTSTANDING AT MARCH 17, 2005
         -----                                   ------------------------------
Common Stock, no par value                                    851,059

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the Annual Meeting of Shareholders to be held April 21, 2005 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION


                                Table of Contents

                                     PART I

ITEM


   PAGE

1. Description of Business.........................................         3-12


2. Description of Property.........................................           12


3. Legal Proceedings...............................................           13


4. Submission of Matters to a Vote of Security Holders.............           13

                                  PART II

5. Market for the Common Equity, Related Stockholder Matters, and
Small Business Issuer Purchases of Equity Securities ...............          14

6. Management's Discussion and Analysis or Plan of Operation........       14-33

7. Financial Statements.............................................       34-65

8. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure................................................          66

8A.  Controls and Procedures........................................          66

                                    PART III

9. Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act...................          67

10.Executive Compensation...........................................          67


11.Security Ownership of Certain Beneficial Owners and Management and Related
   Stockholder Matters.............................................           67

12.Certain Relationships and Related Transactions..................           67


                                     PART IV

13.Exhibits and Reports on Form 8-K................................        68-69


14.Principal Accountant Fees and Services..........................           69

Signatures.........................................................        70-71
                                        2

ITEM 1. DESCRIPTION OF BUSINESS

Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of December 31, 2004, the Company and Bank employed fifty-nine employees (fifty-one full-time equivalent employees).

In January 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the former Commonwealth shareholders option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The purchased assets of Commonwealth Mortgage and Southern Kentucky Land Title consist primarily of furniture, fixtures and equipment. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500. In connection with the acquisition, the Bank recorded $380,000 of goodwill.

In January 2004, the Bank paid $162,400 to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. During the second quarter of 2004, the Company issued the former Commonwealth shareholders common stock having a value of approximately $54,000. In January 2005, the Bank paid $251,716 to the former Commonwealth shareholders as the second installment of the deferred contingent purchase price. Additionally, the Company will issue the former Commonwealth shareholders common stock having a value of approximately $83,906 during the first quarter of 2005.

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

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 2.9% is lower than the national unemployment rate of approximately 5.2%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 15 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

On December 31, 2004, the Company had total consolidated assets of $169,512,086, total loans of $146,950,427, total deposits of $130,528,737 and shareholders' equity of $18,176,640.


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

In August 2003, the Bank and its primary regulators entered into a regulatory agreement in order to improve the Bank's performance. During the last four months of 2003, the Bank implemented several steps included in the agreement. These steps included refining and refocusing the Bank's credit risk analysis, underwriting, monitoring and evaluation functions. The Bank also implemented comprehensive loan review procedures that provide for strengthened independent risk analysis of the loan portfolio, reviewed the lending authority of each loan officer and loan committee, and addressed staffing requirements, particularly in the area of loan administration. Management of the Bank continues to review, reevaluate and implement its long range strategic plans for improving the operating performance, maintaining adequate capital levels and improving the liquidity position of the Bank. The agreement required the Bank to maintain a leverage ratio of 7% throughout the term of the agreement. During the fourth quarter of 2004, following a regulatory examination of the Bank, the agreement was terminated.

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

An institution is deemed to be well capitalized if it

o        has a total capital ratio of 10% or greater,
o        has a tier 1 capital ratio of 6.0% or greater,
o        has a leverage ratio of 5.0% or greater, and
o is not subject to any written agreement, order, capital directive, or prompt corrective action directive issued by its federal banking agency.
                                        5

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under the Improvement Act, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations. The obligations of a controlling bank holding company under the Improvement Act to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the Federal Deposit Insurance Corporation. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of the Improvement Act.

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


PAYMENT OF DIVIDENDS

Federal and state statutes and regulations restrict the payment of dividends by state-chartered banks. Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than upon preferred stock, if any), a bank must increase its capital surplus by at least 10% of the net profits of the bank for such period until the bank's capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Commissioner of the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total of all dividends declared by a bank for any calendar year exceeds the bank's net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt, if any. The Kentucky Business Corporation Act provides additional restrictions on distributions by a Kentucky corporation, including the Company and the Bank. The FDIC may
                                        6
also restrict the Bank's payment of dividends. If the FDIC determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. Moreover, regulations of the FDIC requiring the Bank to maintain certain capital levels will also affect the Bank's ability to pay dividends.

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

The FDIC and the Kentucky Department of Financial Institutions regularly examine the operations of the Bank. State banks also are subject to regulation requiring the maintenance of prescribed minimum capital levels, and the Bank is required to file annual reports and such additional information as the Kentucky Department of Financial Institutions and FDIC regulations require. The Bank is also subject to restrictions on loan limits, interest rates, and "insider" loans to officers, directors and principal shareholders, restrictions on tie-in arrangements and transactions with affiliates, as well as many other matters.

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

BRANCHING. Kentucky banks may establish a branch office anywhere in Kentucky upon approval of the Kentucky Department of Financial Institutions. Certain well capitalized and well managed banks may establish a branch office upon notice to the Department.

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

The Deposit Insurance Funds Act of 1996 authorized the Financing Corporation to levy assessments on FDIC insured institutions sufficient to pay interest on certain Financing Corporation bonds. Financing Corporation assessments imposed on Bank Insurance Fund insured deposits in annual amounts are presently estimated at 1.54 basis points.
                                        7

THE COMPANY

The Company is a bank holding company under the BHCA. As a result, it is subject to the supervision, examination and reporting requirements of the BHCA and the regulations of the Federal Reserve.

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

In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits that the Federal Reserve considers include greater convenience, increased competition or gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve has determined certain activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto and such activities may be engaged in by a bank holding company or a subsidiary of a bank holding company in accordance with the rules and regulations of the Federal Reserve. Bank holding companies are not limited under the BHCA to activities previously approved by the Federal Reserve. If a bank
                                        8
holding company is of the opinion that other activities are closely related to banking or managing or controlling banks, the holding company may apply for Federal Reserve approval to engage in the activity or acquire an interest in a company that is engaged in the activity.

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

      o        a bank's loans or extensions of credit to affiliates,
      o        a bank's investment in affiliate,
      o assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates and,
      o a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.
                                        9

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

THE COMPANY MAY NOT BE SUCCESSFUL IN THE IMPLEMENTATION OF ITS BUSINESS
STRATEGY.

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

Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the collateral, if any, securing the repayment of many of the loans. If the assumptions are wrong, the allowance for loan losses may not be sufficient to cover future loan losses. In addition, federal and state regulators who periodically review the allowance for loan losses can require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. There is no assurance that the allowance for loan losses will be sufficient to cover future loan losses in the loan portfolio or that additional substantial increases in the allowance for loan losses will not be required as a result of increased nonperforming loans and potential problem loans.

THE COMPANY MAY NOT GROW AS RAPIDLY AS IT HAS IN THE PAST. IF IT IS UNABLE TO GROW ASSETS, THE COMPANY'S ABILITY TO INCREASE LONG-TERM PROFITABILITY MAY SUFFER.

The Company has incurred substantial expenses in management, sales and customer support personnel and other infrastructure to support future growth, and expects to continue to incur such expenses as it grows. It may not grow as rapidly as over the past five years, and may not grow at all. If the Company is unable to grow, its ability to increase long-term profitability may suffer.

FLUCTUATIONS IN INTEREST RATES COULD REDUCE NET INTEREST INCOME. THE COMPANY REALIZES INCOME PRIMARILY FROM THE DIFFERENCE BETWEEN INTEREST EARNED ON LOANS AND INVESTMENTS AND INTEREST PAID ON DEPOSITS AND BORROWINGS.

Most of the Company's interest bearing liabilities tend to be at fixed rates of interest for a fixed term and can only be repriced at maturity while the yield on a significant portion of interest earning assets fluctuates with changes in an external index, primarily the prime rate. As a result, assets will reprice faster than liabilities and, in a decreasing rate market, the yield on assets will decline faster than the rates paid on our liabilities. This causes a decline in net interest margin and may lower interest income while interest expense does not fall as rapidly. In that event, net income may be adversely impacted. Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, a rise in unemployment, tightening money supply, and domestic and international disorder and instability in domestic and foreign financial markets.

THE COMPANY RELIES HEAVILY ON ITS MANAGEMENT AND OTHER KEY PERSONNEL, AND THE LOSS OF ANY OF THEM MAY ADVERSELY AFFECT OPERATIONS.

The Company is and will continue to be dependent upon the services of our management team, including our President and Chief Executive Officer and other senior managers. Losing one or more key members of the management team could adversely affect the Company's operations. The Company does not maintain key man life insurance on any of its executive officers.

In addition, the Company will continue to depend on its key commercial loan officers. The Company has several commercial loan officers who are responsible, or share responsibility, for generating and managing a significant portion of our commercial loan portfolio. The Company's success can be attributed in large part to the relationships these officers, as well as members of the Company's management team, have developed and are able to maintain with its customers as it continues to implement its community banking philosophy. The loss of any of these commercial loan officers could adversely affect the Company's loan portfolio and performance, and its ability to generate new loans.

THE COMPANY CONTINUALLY ENCOUNTERS TECHNOLOGICAL CHANGE, AND IT MAY HAVE FEWER RESOURCES THAN ITS COMPETITORS TO CONTINUE TO INVEST IN TECHNOLOGICAL IMPROVEMENTS.

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on our ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as creating additional efficiencies in operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

THE COMPANY IS DEPENDENT ON THE REGIONAL ECONOMY.

The Company is a one bank holding company with banking offices in only two counties in Kentucky, Warren County and Simpson County. Accordingly, its operations are materially dependent upon and sensitive to the economy of the Warren County and Simpson County areas and the surrounding region. An economic downturn or widespread labor management difficulties could have a significant adverse effect on the Company's earnings and financial condition.

COMPETITION WITH OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT OUR PROFITABILITY.

According to FDIC deposit information as of June 30, 2004, there were 16 banking institutions, excluding credit unions, with offices in the Bowling Green MSA. A number of these banking institutions have substantially greater resources and lending limits, more numerous banking offices, a wider variety of banking and other financial services, and much higher levels of core deposits than the Company. In addition, the Company competes with mortgage companies, insurance companies, consumer finance companies, brokerage firms, credit unions, money market funds and other entities. This competition may limit or reduce the Company's profitability, reduce its growth and adversely affect results of operations and financial condition.


ITEM 2. DESCRIPTION OF PROPERTY

The main office of the Bank and the Company is located at 1805 Campbell Lane, Bowling Green, Kentucky, which the Bank owns. The Bank leases a branch office, located at 901 Lehman Avenue. The current lease of this facility provides for an initial term of 1 year beginning on March 1, 2004 with options to extend the lease for two (2) additional two (2) year terms The base rent of the current term of the lease is payable in equal monthly installments of $2,497 in advance. In February 2003, the Bank opened a branch at 2451 Fitzgerald-Industrial Drive in Bowling Green, on land it purchased in the third quarter of 2002 for $301,364. Total costs of the branch facility, excluding the cost of the land, were $789,310, including building, furniture, and equipment. The Bank opened a third branch in Franklin, Kentucky in February 2003. The Bank operated out of a temporary leased location until a permanent facility could be constructed. The permanent facility, located at 1200 S. Main, was completed and opened in October 2003. Total costs of the branch, excluding the cost of the land, were $940,816, including building, furniture, and equipment. In January 2003, in connection with the Bank's acquisition of Commonwealth Mortgage, a mortgage origination company, the Bank purchased the .2 acre site, located at 1301 U.S. Highway 31-W Bypass in Bowling Green, on which the main office of Commonwealth is located, for a purchase price of $272,500. Subsequent to year-end 2004, the Bank purchased land in Bowling Green, near its leased facility on Lehman Avenue, for possible future expansion, at a cost of $326,033.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
                                        13

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded in the over-the-counter market under the symbol "CZFC.OB", on an order-match agency basis, whereby buyers and sellers of the stock execute transactions on a no spread basis. The bid prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and may not represent actual transactions. Trading volume in our common stock is considered light. As of December 31, 2004 there were approximately 178 shareholders of record of Company common stock.

The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:
                                                  High               Low
     First quarter, 2003                         17.25             14.00
     Second quarter, 2003                        15.75             14.80
     Third quarter, 2003                         15.25             14.55
     Fourth quarter, 2003                        15.30             12.80
     First quarter, 2004                         15.50             12.15
     Second quarter, 2004                        15.80             13.20
     Third quarter, 2004                         14.50             13.75
     Fourth quarter, 2004                        16.50             14.15

The Company has not paid or declared dividends on its common stock since it became a holding company of the Bank. The payment of dividends in the future is dependent on future income, financial position, capital requirements, the discretion and judgment of the Board of Directors and other considerations. In addition, the Bank is the primary source of funds for the payment of dividends by the Company. The payment of dividends by the Bank is subject to regulatory restrictions as described in Item 1. Description of Business - Supervision and Regulation.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EXECUTIVE SUMMARY

The 2004 net income of the Company increased significantly compared to previous years. The primary source of revenue for the Company is from net interest income, which increased in 2004 by $1,239,488, or 25.6%, compared to 2003, primarily in the last six months of the year. The increase was primarily as a result of increases in market interest rates, in particular the Company's prime rate, indexed to the discount rate as set by the Federal Open Market Committee. Another significant improvement in income compared to 2003 came in the provision for loan losses. During 2004, the Company had a provision for loan losses of $165,000, compared to $1,808,000 in 2003, an improvement of $1,643,000. In 2003, approximately $1,087,000 in provision expense was provided for three loans to one borrower.

As a result of management's balance sheet strategies, the Company's financial condition showed an increase in loans of $12,234,952 in 2004 compared to 2003, even though total assets for the same time period only increased $6,092,406. This was primarily achieved through the reduction of the Company's investment portfolio, providing funds to increase higher yielding loan balances. The Company also significantly increased total capital, with the completion during the third quarter of 2004 of the private placement of $7,998,000 in Cumulative Convertible Preferred Stock, which contributed to the increase in total shareholder's equity to $18,176,640 at year-end 2004, compared to $9,610,377 at year-end 2003.
                                        14

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

The Company is a growing one bank holding company headquartered in Bowling Green, Kentucky. The Company provides general commercial and consumer banking services through its wholly owned bank subsidiary, Citizens First Bank, Inc. Following completion of an approximately $8 million stock offering, the Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301 U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened a branch office at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and one at 914 South Main Street, Franklin, Kentucky in February 2003. The Bank was organized as a community oriented, full service alternative to the superregional financial institutions which dominate its primary service area. The Bank's mission is to firmly establish itself in its primary service area as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. The Bank believes that its ability to compete is enhanced by its local management and its base of local shareholders and directors. The Bank has emphasized and intends to continue emphasizing its Bowling Green and southern Kentucky roots, and the Bank has a philosophy of giving its customers prompt and responsive personal service.

The year ended December 31, 2004 represented a year of continued growth for the Company. Since inception, the Company's balance sheet has steadily grown to $169,512,086 in total assets at December 31, 2004.

In February 2003, the Company commenced a public offering of up to $10 million of common stock. It was completed in November 2003 netting proceeds to the Company of $2,563,504. The proceeds of the offering were used to strengthen the Bank's capital base and position it to continue to exceed minimum regulatory capital ratios, to allow for future growth.

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

In 2004, the Company recorded net income of $1,037,889, or $0.95 per basic and diluted common share. This compares to a net loss of $(290,029), or $(0.41) per basic and diluted common share, in 2003. During 2004, the Company declared dividends on its preferred stock of $240,706, leaving net income available to common shareholders of $797,183. The provision for loan losses in 2004 was $165,000 or 0.12% of average loans, compared to $1,808,000 or 1.49% of average loans during 2003. The amount of the provision expense in 2003, compared to 2004, was primarily attributable to the allocation of $1,087,000 for three loans to one borrower. In addition, as the result of a periodic regulatory examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively. The problems experienced in the loan portfolio in 2003, particularly with respect to commercial loans, were the most significant contributing factor to the net loss that was incurred during 2003. The Bank and its primary regulators entered into a regulatory agreement in August 2003 in order to implement several steps intended to improve the Bank's performance. These steps included refining and refocusing credit risk analysis, underwriting, monitoring and evaluation functions with the goal of improving the quality of the loan portfolio, quickly identifying, and addressing, potential problem loans and lessening the risk position in each asset that has been internally classified as a problem loan or identified as a potential problem loan. These comprehensive loan review procedures have provided for a strengthened risk analysis of the loan portfolio and included a review of the lending authority of each loan officer and loan committee, as well as the Bank's staffing requirements, particularly in the area of loan administration. In this regard, the Bank hired an individual whose primary responsibility is the independent risk analysis of the loan portfolio on an ongoing basis. The Bank also reviewed, reevaluated and is implementing a long range strategic plan for improving the operating performance and maintaining adequate capital levels at the Bank. Throughout the term of the regulatory agreement, the Bank was required to maintain a minimum Tier 1 capital to total assets ratio of 7%. During the fourth quarter of 2004, following a regulatory examination of the Bank, the agreement was terminated.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,720,565 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2004.

DEFERRED TAX ASSETS

The Company has a gross deferred tax asset of approximately $627,000. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2004, no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

INCOME STATEMENT REVIEW

In 2004, the Company recorded net income of $1,037,889, or $0.95 per basic and diluted common share. The net income for 2004 includes pre-tax losses of $(34,368) during the first quarter from the sale of investment securities. During 2004, the Company declared dividends on its preferred stock of $240,706, leaving net income available to common shareholders of $797,183. This compares to a net loss of $(290,029), or $(0.41) per basic and diluted common share, in 2003. During 2003, the Company had pre-tax gains from the sale of investment securities of $144,024.

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

For the year ended December 31, 2004, net interest income was $6,079,132, an increase of $1,239,488 over net interest income of $4,839,644 in 2003. The increase in 2004 resulted primarily from continued growth of loans and deposits, as the Bank continues to increase market share in its principal area of operations. The net interest margin in 2004 was 3.90%, compared to 3.45% in 2003. This increase of 45 basis points is primarily attributable to the continued repricing down in cost of interest-bearing liabilities, particularly during the first nine months of 2004.

NET INTEREST ANALYSIS SUMMARY
                                                        2004              2003
                                                        ----              ----
Average yield on interest earning assets                5.54%             5.51%
Average rate on interest bearing liabilities            1.85%             2.22%
Net interest-rate spread                                3.69%             3.29%
Net interest margin                                     3.90%             3.45%
                                        17

The following table sets forth for the years ended December 31, 2004 and 2003 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2004
(IN THOUSANDS)

                                                    AVERAGE     INCOME/    AVERAGE
                                                    BALANCE     EXPENSE     RATE (%)
ASSETS
EARNING ASSETS
Federal funds sold and other .................     $  1,552     $   22        1.42%
Securities available for sale (including
  equity securities) .........................       13,132        515        3.92%
Federal Home Loan Bank Stock .................          561         23        4.10%
Loans (1) ....................................      140,470      8,061        5.74%
                                                   --------     ------        -----
    Total interest earning assets ............      155,715      8,621        5.54%
                                                                 -----
Non-earning assets ...........................       10,185
                                                   --------
    TOTAL ASSETS .............................     $165,900
                                                   ========

LIABILITIES and STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts ......     $ 53,309     $  510        0.96%
  Savings accounts ...........................        2,895         19        0.66%
  Time deposits ..............................       61,106      1,606        2.63%
                                                   --------     ------       ------
    Total interest bearing deposits ..........      117,310      2,135        1.82%
Securities sold under agreement
  to repurchase ..............................        4,266         37         .87%
Other borrowed funds
  Federal funds purchased ....................          906         15        1.66%
  FHLB borrowings ............................       13,385        288        2.15%
  Other borrowings ...........................        1,394         67        4.81%
                                                   --------     ------       ------
    Total interest bearing liabilities .......      137,261      2,542        1.85%
Non-interest bearing liabilities
  Non-interest bearing deposits ..............       13,330
Other  liabilities ...........................          980
                                                    -------
    TOTAL LIABILITIES ........................      151,571
Stockholders' equity .........................       14,329
                                                    -------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ....................     $165,900
                                                   ========
Net interest income ..........................                 $ 6,079
                                                                ======
     Net interest margin (2)                                                  3.90%

 Return on Assets Ratio                                                       0.63%
 Return on Equity Ratio                                                       7.24%
 Equity to Assets Ratio                                                       8.64%

(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.

                                        18


AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2003
(IN THOUSANDS)

                                                   AVERAGE      INCOME/     AVERAGE
                                                   BALANCE      EXPENSE     RATE (%)
ASSETS
EARNING ASSETS
Federal funds sold and other ................    $   1,232      $   15       1.22%
Securities available for sale (including
  equity securities) ........................       17,563         648       3.69%
Federal Home Loan Bank Stock ................          397          16       4.03%
Loans (1) ...................................      121,075       7,049       5.82%
                                                  --------      ------       -----
    Total interest earning assets ...........      140,267       7,728       5.51%
                                                                 -----
Non-earning assets ..........................        8,433
                                                     -----
    TOTAL ASSETS ............................    $ 148,700
                                                 =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts .....    $  43,248      $  504       1.17%
  Savings accounts ..........................        1,906          15       0.79%
  Time deposits .............................       66,365       1,969       2.97%
                                                 ---------      ------       -----
    Total interest bearing deposits .........      111,519       2,488       2.23%
Securities sold under agreement
  to repurchase .............................        5,552          51       0.92%
Other borrowed funds
  Federal funds purchased ...................        1,112          15       1.35%
  FHLB borrowings ...........................        9,667         244       2.52%
  Other borrowings ..........................        2,103          90       4.28%
                                                   -------      ------       -----
    Total interest bearing liabilities ......      129,953       2,888       2.22%
Non-interest bearing liabilities
  Non-interest bearing deposits .............        9,647
Other  liabilities ..........................          832
                                                   -------
    TOTAL LIABILITIES .......................      140,432
Stockholders' equity ........................        8,268
                                                   -------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ...................    $ 148,700
                                                 =========
Net interest income .........................                  $ 4,840
                                                                 =====
     Net interest margin (2) ................                                3.45%

 Return on Assets Ratio .....................                               (0.20%)
 Return on Equity Ratio .....................                               (3.71%)
 Equity to Assets Ratio .....................                                5.56%


(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2) Net interest income as a percentage of average interest-earning assets.

                                        19

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the years ended December 31, 2004 and 2003. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


RATE/VOLUME ANALYSIS
(In Thousands)
                                                            2004 vs. 2003
                                                     ---------------------------
                                                     Increase/ (Decrease)
                                                          Due to
                                                     Rate     Volume       Net

Interest-earning assets:
    Loans, net ..................................   $(112)   $ 1,124    $ 1,012
    Investment securities .......................      29       (162)      (133)
    FHLB stock ..................................       0          7          7
    Federal funds sold ..........................       3          4          7
                                                    -----    -------    -------
         Total net change in income on
               Interest-earning assets ..........     (80)       973        893
Interest bearing liabilities:
    Demand and savings accounts .................    (116)       126         10
    Certificates of deposit .....................    (208)      (155)      (363)
                                                    -----    -------    -------
         Total deposits .........................    (324)       (29)      (353)
    Federal funds purchased .....................       3         (3)         0
    Repurchase agreements .......................      (2)       (12)       (14)
    Borrowings ..................................     (42)        63         21
                                                    -----    -------    -------
         Total net change in expense on .........    (365)        19       (346)
              Interest-bearing liabilities
Net change in net interest income ...............   $ 285    $   954    $ 1,239
                                                    =====    =======    =======


MARKET RISK ANALYSIS

QUANTITATIVE ASPECTS OF MARKET RISK. The Company does not maintain a trading account for any class of financial instrument nor does it engage in hedging activities or purchase high-risk derivative instruments. Furthermore, the Company is not subject to foreign exchange rate risk or commodity price risk.

The Company monitors interest rate sensitivity and interest rate risk with an earnings simulation model, using rate risk measurement techniques to produce a reasonable estimate of interest margin risks. The system provides several methods for measuring interest rate risk, including rate sensitivity gap analysis to show cash flow and repricing information, and margin simulation, or rate shocking, to quantify the actual income risk, by modeling the Company's sensitivity to changes in cash flows over a variety of interest rate scenarios. The program performs a full simulation of each balance sheet category under various rate change conditions and calculates the net interest income change for each. Each category's interest change is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed.
                                        20

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.



BASIS POINT CHANGE                          +200 BP    +100 BP    -100 BP    -200 BP
INCREASE (DECREASE) IN NET INTEREST INCOMe    8.6%       4.3%      (5.6%)     (11.5%)

As of December 31, 2004, management believes the Company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses in 2004 was $165,000 or 0.12% of average loans, compared to $1,808,000 or 1.49% of average loans during 2003. The decrease in the provision expense in 2004, compared to 2003, is primarily attributable to the allocation in 2003 of $1,087,000 for three loans to one borrower, of which

$1,043,050 were subsequently charged off during the third quarter of 2003. Following a periodic examination of the Bank which concluded in July 2003, the provision was also specifically increased $229,050 for two potential problem loans, totaling $49,000 and $1,478,000, respectively. Loan growth during 2004 was $12,234,952, compared to $38,756,419 in 2003. Net loan charge-offs totaled $348,813 in 2004 compared to $1,203,880 in 2003, which included the $1,087,700 discussed above. As a percentage of average loans, net charge-offs were 0.25% in 2004 compared to 0.99% in 2003.

NON-INTEREST INCOME

Non-interest income totaled $1,429,804 in 2004, compared to $1,519,208 in 2003, a decrease of $(89,404) or (5.88)%. The following table shows the detailed components of non-interest income:

                                                                                 Increase (Decrease) in
                                                                                  Non-interest Income
                                                              2004          2003     2004 vs. 2003
                                                              ----          ----     -------------
Service charges on deposit accounts ....................   $ 834,900      $667,103     $ 167,797
Other service charges and fees .........................      93,773        80,058        13,715
Gain on the sale of mortgage loans held for sale .......     413,715       491,646       (77,931)
Title premium fees .....................................      52,969        58,698        (5,729)
Title closing fees .....................................      12,244        33,219       (20,975)
Trust referral fees ....................................      12,500        12,000           500
Gain (loss) on the sale of available for sale securities     (34,368)      144,024      (178,392)
All other non-interest income ..........................      44,071        32,460        11,611
                                                           ---------      --------     ----------
                                                          $ 1,429,804   $ 1,519,208   $  (89,404)
                                                          ===========   ===========   ===========

The major variance in non-interest income in 2004 came from the gain or loss on the sale of available for sale securities, as a loss was incurred during 2004 of $(34,368), compared to a gain of $144,024 in 2003, creating a variance of $(178,392). Another major variance was the increase of $167,797 from service charges on deposit accounts, from $667,103 in 2003 to $834,900 during 2004. This growth in 2004 compared to 2003 is primarily attributable to an increase in fees collected on insufficient funds. Income from the sale of secondary market loans decreased $(77,931), to $413,715 during 2004 from $491,646 for 2003, primarily due to the high volume of refinancing activity during 2003, when long-term mortgage rates were at historically low levels. This reduced volume of secondary market loan sales in 2004 also resulted in the decrease in title premium and title closing fees, down $(5,729) and $(20,975), respectively, from 2003 levels of $58,698 and $33,219, respectively. The Company refers trust business to a trust company in return for referral fees to the Bank. These trust referral fees totaled $12,500 in 2004 and $12,000 during 2003.

Non-interest Expense

Non-interest expenses for 2004 of $5,805,897 increased $798,666, or 16.0%, from 2003. The changes to non-interest expense over this period were primarily due to a full year of expense associated with the two new branches that were opened during 2003, and increased professional fees. The increases (decreases) in expense by major categories are as follows:


                                                                        Increase (Decrease) in
                                                                         Non-interest Expenses
                                                2004            2003       2004 vs. 2003
                                                ----            ----       -------------
Salaries and employee benefits ..........   $ 3,039,857    $ 2,596,731    $ 443,126
Net occupancy expense ...................       365,519        350,827       14,692
Equipment expense .......................       421,688        406,652       15,036
Business manager expense ................        47,477         74,994      (27,517)
Professional fees .......................       472,315        270,808      201,507
Other real estate expenses ..............         4,987            500        4,487
(Gain) on sale of other real estate owned        (3,298)        (3,861)         563
Data processing .........................       368,119        306,982       61,137

FDIC deposit insurance ..................       108,282         48,136       60,146
Franchise and other taxes ...............       140,547        107,100       33,447
Directors' fees .........................        21,000         23,000       (2,000)
Processing fees-overdraft protection plan        51,735         48,796        2,939
Overdraft protection plan charge-offs ...        17,278         40,061      (22,783)
Charity and contributions ...............        29,140         22,943        6,197
Postage .................................        33,622         28,957        4,665
Telephone ...............................        55,160         85,317      (30,157)
Supplies ................................        67,732         87,664      (19,932)
Advertising and marketing ...............       162,217        171,438       (9,221)
Other operating expenses ................       402,520        340,186       62,334
                                            -----------    -----------    ---------
 Total increase in non-interest expense .   $ 5,805,897    $ 5,007,231    $ 798,666
                                            ===========    ===========    =========


Significant variances include salaries and employee benefits expense, which increased $443,126 during 2004, or 17.1%, to $3,039,857 from the 2003 total of $2,596,731. The increase included annual merit increases for existing staff, plus increases in employee benefit costs. Increases in net occupancy, equipment, and data processing, reflect additional costs tied to the growth of the Bank, as these expenses are linked to the size and activity of components of our balance sheet. Professional fees, which increased $201,507 during 2004, to $472,315 from the 2003 total of $270,808, are primarily an increase in legal fees associated with the attempt to recover the $1,087,000 commercial loan charged off in 2003 as mentioned in the PROVISION FOR LOAN LOSSES section.

INCOME TAXES

Income tax expense has been calculated using the Company's expected annual rate for 2004. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

Assets at year-end 2004 totaled $169,512,086, compared with $163,419,680 at December 31, 2003. On an annual average basis, total assets were $165,899,955 in 2004, compared to $148,699,865 in 2003. Average interest earning assets increased $15,447,727 from 2003 to 2004, from $140,267,201 to $155,714,928.

LOANS

Total loans averaged $140,470,470 in 2004, compared to $121,075,285 in 2003. At year-end 2004, loans totaled $146,950,427, compared to $134,715,475 at year-end 2003. The Company experienced moderate loan growth in its market area throughout much of the year, with particular strength in middle market commercial and commercial real estate loans, and in residential real estate loans. The following table presents a summary of the loan portfolio by category:

LOANS OUTSTANDING
                                      DECEMBER 31, 2004       DECEMBER 31, 2003
                                       ---------------        -----------------
Commercial and agricultural            $  41,420,552            $   37,165,893
Commercial real estate                    47,853,245                43,078,814
Residential real estate                   46,817,849                43,718,482
Consumer                                  10,858,781                10,752,286
                                        ------------              ------------
Total loans                             $146,950,427             $ 134,715,475
                                        ============             =============

LOAN CONCENTRATIONS

Commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels. The primary source of repayment cannot be traced to any specific industry group

The percentage distribution of the Company's loans, by industry, is shown in the following table:

                LOANS BY INDUSTRY
                December 31, 2004 and 2003
                As a percentage of total loans


                                                                     2004       2003
                                                                     ----       ----


            Agriculture, forestry, and fishing ..............        7.02%     6.54%
            Mining ..........................................        0.37%     1.08%
            Construction ....................................        7.44%     8.29%
            Manufacturing ...................................        6.20%     7.22%
            Transportation, communication, electric, gas, and        2.16%     2.42%
            sanitary services
            Wholesale Trade .................................        3.57%     3.16%
            Retail trade ...................................        11.88%    10.23%
            Finance, Insurance, and Real Estate .............       12.28%    14.85%
            Services ........................................       13.97%    13.35%
           Public Administration ............................        1.11%     2.03%
                                                                    ------    ------
                 Total Commercial and Commercial Real Estate        66.00%    69.17%
           Residential Real Estate Loans ....................       25.39%    23.35%
            Other Consumer Loans ............................        8.61%     7.48%
                                                                    ------    ------
                  Total loans ...............................      100.00%   100.00%
                                                                   =======   =======

Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area and in the Franklin-Simpson County area. As of December 31, 2004 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $3.03 million to $1.43 million. The aggregate amount of these credit relationships was $40.33 million.
                                            24

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 2004. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

LOAN MATURITIES AND RATE SENSITIVITY
 December 31, 2004

                                   ONE YEAR     ONE THROUGH      OVER        TOTAL
 BY MATURITY DATE:                 OR LESS      FIVE YEARS    FIVE YEARS     LOANS

  Commercial .................   $21,458,742   $15,939,331   $ 4,022,479   $41,420,552
  Commercial real estate .....    12,882,471    20,670,910    14,299,865    47,853,246
                                 -----------   -----------   -----------   -----------
    Total ....................   $34,341,213   $36,610,241   $18,322,344   $89,273,798


  Fixed rate loans ...........   $ 3,979,631   $11,349,686   $   389,655   $15,718,972
  Floating rate loans ........    30,361,582    25,260,555    17,932,689    73,554,826
                                 -----------   -----------   -----------   -----------
    Total ....................   $34,341,213   $36,610,241   $18,322,344   $89,273,798
                                 ===========   ===========   ===========   ===========

BY NEXT REPRICING OPPORTUNITY:
  Commercial .................   $35,965,844   $ 5,065,053   $   389,655   $41,420,552
  Commercial real estate .....    41,568,613     6,284,633            --    47,853,246
                                 -----------   -----------   -----------   -----------
    Total ....................   $77,534,457   $11,349,686   $   389,655   $89,273,798

  Fixed rate loans ...........   $ 3,979,631   $11,349,686   $   389,655   $15,718,972
  Floating rate loans ........    73,554,826          --            --      73,554,826
                                 -----------   -----------   -----------   -----------
    Total ....................   $77,534,457   $11,349,686   $   389,655   $89,273,798
                                 ===========   ===========   ===========   ===========

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately thirty-seven percent of the Company's earning assets adjusts simultaneously with changes in an external index, primarily the highest Prime Rate as quoted in the Wall Street Journal. A majority of the Company's interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. During periods of rising rates, as occurred during the last six months of 2004, when the Prime Rate increased five times for a total of 125 basis points, the yield on the Company's interest earning assets will increase faster than the rates paid on interest bearing liabilities. This creates an increase in the net interest margin, as the difference between what the Company earns on its interest earning assets and pays on its interest bearing liabilities increases. During periods of falling rates, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin, as the difference between what the Company earns on its assets and what it pays on its liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, the Bank's net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

ASSET QUALITY

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $720,041 at December 31, 2004, and $653,170 at December 31, 2003. The non-performing loan total at year-end 2004 consisted of three loans. Included in the non-performing loan total at December 31, 2004 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in two energy related properties located in Texas and

Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties had failed to produce any revenue, was unlikely to ever produce revenue and that the property's value was now negligible, and further that the revenue from the second property was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings. The second non-performing loan that was put on nonaccrual during the first quarter of 2004, is to one borrower, and totals $200,051. The loan is secured by a single family residence in Bowling Green. The sale of the property has been stayed until the borrower's estate is processed through probate court. The remaining $1,938 of non-performing loans consists of one loan accruing but past due over 90 days. The non-performing assets at December 31, 2004, totaled $720,041, comprised of the loans mentioned above, and at December 31, 2003, non-performing assets totaled $653,170.

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

The provision to the allowance for loan losses is based on management's and the Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis, and reviewed by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

Interest income of approximately $43,508 in 2004 and $60,763 in 2003 would have been recorded on nonaccrual loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded on nonaccrual loans was $187 in 2004 and $32,569 in 2003.

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 2004, the allowance was $1,720,565, compared to $1,904,377 at the end of 2003. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2004, was 1.17%, compared to 1.41% at December 31, 2003.
                                        26

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

 SUMMARY OF LOAN LOSS EXPERIENCE
 For the year ended December 31,                           2004           2003


Balance at beginning of year ....................   $  1,904,378    $  1,300,258
Provision for loan losses .......................        165,000       1,808,000
Amounts charged off:
  Commercial and commercial real estate .........        333,089       1,083,635
  Residential real estate .......................           --            24,808
  Consumer ......................................         47,802         109,154
                                                    ------------    ------------
  Total loans charged off .......................        380,891       1,217,596
Recoveries of amounts previously charged off:
  Commercial and commercial real estate .........         29,002            --
  Residential real estate .......................           --             4,500
  Consumer ......................................          3,076           9,214
                                                    ------------    ------------
  Total recoveries ..............................         32,078          13,714
                                                    ------------    ------------
Net charge-offs .................................        348,813       1,203,880
                                                    ------------    ------------
Balance at end of year ..........................   $  1,720,565    $  1,904,378
                                                    ============    ============

Total loans, net of unearned income:
  Average .......................................   $140,470,470    $121,075,285
  At December 31 ................................    146,950,427     134,715,475
As a percentage of average loans:
  Net charge-offs ...............................           0.25%          0.99%
  Provision for loan losses .....................           0.12%          1.49%
Allowance as a percentage of year-end loans
(excluding mortgage loans held for sale) ........           1.17%          1.41%
Allowance as a percentage of non-performing loans         238.95%        291.56%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

                               ALLOCATION OF ALLOWANCE FOR LOAN LOSS
December 31
In thousands
                                            2004                  2003
                                                 % of                  % of
                                               Allowance              Allowance
                                                in Each                 in Each
                                                Category               Category
                                                to Total               to Total
                                     Amount     Loans       Amount       Loans

Mortgage loans                      $  141      0.096%      $  124      0.091%
Consumer and other loans               143      0.097%         171      0.126%
Commercial                             986      0.671%         880      0.653%
Commercial real estate                 398      0.271%         706      0.523%
Unallocated                             53      0.035%          23      0.017%
                                        --      ------          --      ------

Total allowance for loan losses   $  1,721      1.170%      $1,904      1.410%
                                    ======      ======      ======      ======
                                                27

Management believes that the allowance for loan losses at December 31, 2004 is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

SECURITIES, FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
Securities are all classified as available for sale, and averaged $13,131,726 in 2004, a decrease of $(4,431,118) over the average of $17,562,844 in 2003. The tables below present the carrying value of securities for each of the past two years and the maturities and yield characteristics of securities as of December 31, 2004.

 CARRYING VALUE OF SECURITIES AVAILABLE FOR SALE
 DECEMBER 31
 IN THOUSANDS
                                                             2004        2003
 U.S. Government agencies                                   $8,661      $8,845
 Collateralized mortgage obligations securities              4,228       9,555
                                                             -----       -----
   Total securities available for sale                    $ 12,889    $ 18,400
                                                            ======      ======


 MATURITY DISTRIBUTION OF SECURITIES AVAILABLE FOR SALE


 DECEMBER 31, 2004
 DOLLARS IN THOUSANDS

                                                          OVER            OVER
                                                        ONE YEAR      FIVE YEARS     OVER
                                         ONE YEAR       THROUGH        THROUGH        TEN          TOTAL        EQUITY     MARKET
                                         OR LESS       FIVE YEARS      TEN YEARS     YEARS       MATURITIES   SECURITIES    VALUE
U.S. Government agencies                     4,000           $0       $4,983           $0       $ 8,983         $ 0       $8,661

Collateralized mortgage obligations
 and mortgage-backed securities: (1)             0            0          816        3,559         4,375           0        4,228
                                                --            -          ---        -----         -----          --        -----

    Total securities available for sale    $ 4,000          $ 0      $ 4,799       $4,559        $13,358        $ 0      $12,889
                                             =====            =        =====       ======        =======          =       ======

 Percent of total                             30.0%         0.0%        35.9%        34.1%         100.0%          0%
 Weighted average yield(2)                    3.25%        0.00%         3.61%        3.82%          3.68%       N/A

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 2004 prepayment projections.
(2) The weighted average yields are based on amortized cost.


DEPOSITS
Total deposits averaged $130,640,639 during 2004, an increase of $9,474,557 compared to $121,166,082 in 2003. Time deposits of $100,000 or more totaled $19,982,720 at December 31, 2004, compared to $26,964,687 at December 31, 2003.
Interest expense on time deposits of $100,000 or more was $566,072 in 2004, compared to $521,701 in 2003. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2004:

 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
 December 31, 2004

 Three months or less                                               $3,202,736
 Over three through six months                                       1,900,304
 Over six through twelve months                                      9,791,712
 Over one year through two years                                     2,164,810
 Over two years through five years                                   2,923,158
                                                                     ---------
    Total                                                          $19,982,720
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

OTHER BORROWINGS. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, to be able to obtain advances and lines of credit from the FHLB. At December 31, 2004, the Company had three outstanding FHLB advances totaling $13,000,000. The first FHLB advance, in the amount of $4,000,000, was issued May 2, 2003, matures May 2, 2005 and has a fixed interest rate of 1.90%. The second FHLB advance, in the amount of $5,000,000, was issued January 20, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The third FHLB advance, in the amount of $4,000,000, was issued June 9, 2003, matures June 9, 2006, and has a fixed interest rate of 2.03%.

In 2001, the Company executed a credit agreement from a correspondent bank for the purpose of injecting capital into the Bank. The Company made three draws in 2001 totaling $875,000 from a total availability of $3,000,000. The Company made one draw in 2002 totaling $25,000. The Company made three draws in 2003 totaling $2,100,000. The rate on the loan, which was repriced annually on June 22, was at one-year LIBOR plus 275 basis points. The credit agreement was secured by 2,000 shares of the Bank's common stock, and was paid off during the third quarter of 2004 using proceeds from the private placement of 250 shares of Cumulative Convertible Preferred Stock.

Information regarding short-term borrowings is presented below:

 OTHER BORROWINGS
 Dollars in thousands
                                                          2004            2003
 FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
   Balance at year end                                   6,373           $5,419
   Weighted average rate at year end                      1.51%             .90%
   Average balance during the year                       5,172            6,664
   Weighted average rate during the year                  1.01%            1.00%
   Maximum month-end balance                            10,459            9,337
 OTHER BORROWINGS:
   Balance at year end                                  13,000           14,000
   Weighted average rate at year end                      2.06%            2.80%
   Average balance during the year                      14,779           11,770
   Weighted average rate during the year                  2.40%            2.83%
   Maximum month-end balance                            16,000           14,000
 TOTAL BORROWINGS:
   Balance at year end                                  19,373           19,419
   Weighted average rate at year end                      1.88%            2.27%
   Average balance during the year                      19,951           18,434
   Weighted average rate during the year                  1.97%            2.17%
   Maximum month-end balance                            26,459           23,337

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's capital ratios at December 31, 2004 (calculated in accordance with regulatory guidelines) were as follows:

                                     DECEMBER 31, 2004      DECEMBER 31, 2003
TIER I RISK-BASED CAPITAL RATIO              9.49%                 7.23%
   Regulatory minimum                        4.00                  4.00
   "Well-capitalized'minimum                  N/A                   N/A
TOTAL RISK-BASED CAPITAL RATIO              13.55%                 8.48%
    Regulatory minimum                       8.00                  8.00
  "Well-capitalized" minimum                  N/A                   N/A
TIER I LEVERAGE RATIO                        8.05%                 5.88%
   Regulatory minimum                        4.00                  4.00
   "Well-capitalized" minimum                 N/A                   N/A

The Bank's capital ratios at December 31, 2004 (calculated in accordance with regulatory guidelines) were as follows:

                                        DECEMBER 31, 2004      DECEMBER 31, 2003
TIER I RISK-BASED CAPITAL RATIO                11.78%                 9.07%
   Regulatory minimum                           4.00                  4.00
   "Well-capitalized" minimum                   6.00                  6.00
TOTAL RISK-BASED CAPITAL RATIO                 12.99%                10.32%
    Regulatory minimum                          8.00                  8.00
   "Well-capitalized" minimum                  10.00                 10.00
TIER I LEVERAGE RATIO                           9.99%                 7.38%
   Regulatory minimum                           4.00                  4.00
   "Well-capitalized" minimum                   5.00                  5.00


At December 31, 2004, the Company and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Company and the Bank must maintain minimum total-risk based, Tier I risk-based and Tier I leverage ratios of 10%, 6%, and 5%, respectively, and to be categorized as "adequately capitalized" the Company and the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios of 8%, 4% and 4%, respectively.

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

 In 2001, the Company executed a $3,000,000 credit agreement from a correspondent bank for the purpose of injecting capital into the Bank. The loan was paid off in the third quarter of 2004, using proceeds from the private placement of 250 shares of Cumulative Convertible Preferred Stock. In November 2003, the Company completed the sale of 197,394 shares of common stock, netting proceeds to the Company of $2,563,504. Of that amount, approximately, $2,000,000 was contributed to the capital of the Bank.

During the third quarter of 2004 the Company completed the private placement of 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Preferred Stock), for an aggregate purchase price of $7,998,000. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 on and after three years from the date of issuance. The sale of the Preferred Stock netted proceeds to the Company of $7,659,340, of which $3,011,970 (including $3,000,000 in principal and $11,970 in accrued interest) was used to repay the outstanding balance under the Company's line of credit, and $3,800,000 was contributed to the capital of the Bank. The remaining proceeds from the issuance of the Preferred Stock are being used for general corporate purposes, including the contribution of capital to the Bank.

The issuance of the Cumulative Convertible Preferred Stock in the third quarter of 2004 plus the increased earnings for 2004 improved the Company's risk-based ratios for 2004 as compared to 2003. The risk-based ratios increased at the Bank at year end 2004, primarily because of the $3,800,000 capital contribution from the Company.
                                        31

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

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

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Based on the awards outstanding at December 31, 2004, we have estimated that approximately $45,000 of compensation expense related to those awards will be recognized during the year ended December 31, 2006.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under

SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and cost method investments. The basic model developed to evaluate whether an investment within the scope of Issue 03-01 is other-than-temporarily impaired involves a three-step process including, determining whether an investment is impaired (fair value less than amortized cost), evaluating whether the impairment is other-than-temporary and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. In September 2004, the FASB issued Staff Position ("FSP") No. EITF 03-01-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01." This FSP delays the effective date of the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01. The amount of any other-than-temporary impairment that may need to be recognized in the future will be dependent on market conditions, the occurrence of certain events or changes in circumstances relative to an investee, the Company's intent and ability to hold the impaired investments at the time of the valuation and the measurement and recognition guidance defined in a future FSP issuance.

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

ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements of the Company and report of independent accountants are included herein:
       Independent Accountants' Report, BKD, LLP
       Consolidated Balance Sheets--December 31, 2004 and 2003
       Consolidated Statements of Operations --Years ended December 31, 2004 and 2003
       Consolidated Statements of Stockholder's Equity--Years ended December 31, 2004 and 2003
       Consolidated Statements of Cash Flows--Years ended December 31, 2004 and 2003
       Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION

            ACCOUNTANTS' REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

                           CITIZENS FIRST CORPORATION
                           DECEMBER 31, 2004 AND 2003


CONTENTS



    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM..................37



    CONSOLIDATED FINANCIAL STATEMENTS

        Balance Sheets........................................................38

        Statements of Operations..............................................39

        Statements of Stockholders' Equity....................................40

        Statements of Cash Flows..............................................41

        Notes to Financial Statements......................................42-65

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit Committee, Board of Directors
   and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended with accounting principles generally accepted in the United States of America.

/s/BKD LLP


Evansville, Indiana
January 21, 2005
                                        37

                           CITIZENS FIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003


ASSETS


                                                                          2004             2003
                                                                     ------------     ------------

        Cash and due from banks .................................   $   3,910,629    $   5,233,396
        Federal funds sold ......................................         169,078             --
                                                                    -------------    -------------

               Cash and cash equivalents ........................       4,079,707        5,233,396

        Available-for-sale securities ...........................      12,888,985       18,400,189
        Loans held for sale .....................................         649,500          529,800
        Loans, net of allowance for loan losses of $1,720,565 and
          $1,904,377 at December 31, 2004 and 2003, respectively      145,229,862      132,811,098
        Premises and equipment ..................................       3,628,317        3,913,361
        Federal Home Loan Bank (FHLB) stock .....................         582,800          425,100
        Interest receivable .....................................         788,871          694,637
        Income taxes receivable .................................            --            287,908
        Deferred income taxes ...................................         549,292          603,358
        Goodwill ................................................         936,416          384,243
        Other ...................................................         178,336          136,590
                                                                    -------------    -------------

               Total assets .....................................   $ 169,512,086    $ 163,419,680
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits
           Demand ...............................................   $  15,015,304    $  14,147,896
           Savings, NOW and money market ........................      54,770,108       49,833,676
           Time .................................................      60,743,325       69,747,520
                                                                    -------------    -------------

               Total deposits ...................................     130,528,737      133,729,092

        Federal funds purchased .................................       2,500,000          662,576
        Securities sold under repurchase agreements .............       3,872,532        4,756,410
        Long-term debt ..........................................      13,000,000       14,000,000
        Income taxes payable ....................................         155,814             --
        Accrued interest and other liabilities ..................       1,278,363          661,225
                                                                    -------------    -------------
               Total liabilities ................................     151,335,446      153,809,303
                                                                    -------------    -------------

    STOCKHOLDERS' EQUITY
        6.5% cumulative preferred stock; no par value, authorized
          500 shares; issued and outstanding 250 and 0 shares at
          December 31, 2004 and 2003, respectively ..............       7,659,340             --
        Common stock, no par value, authorized 2,000,000 shares;
          issued and outstanding 844,057 and 840,447 shares at
          December 31, 2004, and 2003, respectively .............       9,975,130        9,920,981
        Retained earnings .......................................         851,972           54,789
        Accumulated other comprehensive loss ....................        (309,802)        (365,393)
                                                                    -------------    -------------

               Total stockholders' equity .......................      18,176,640        9,610,377
                                                                    -------------    -------------

               Total liabilities and stockholders' equity .......   $ 169,512,086    $ 163,419,680
                                                                    =============    =============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                38

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                    2004           2003
                                                                ----------     ------------
INTEREST AND DIVIDEND INCOME
    Loans ...................................................   $ 8,061,256    $ 7,049,478
    Available-for-sale securities ...........................       514,567        647,832
    Federal funds sold ......................................        22,243         14,831
    Dividends on FHLB stock .................................        22,694         15,815
                                                                -----------    -----------

           Total interest and dividend income ...............     8,620,760      7,727,956
                                                                -----------    -----------

INTEREST EXPENSE
    Deposits ................................................     2,135,180      2,487,915
    Securities sold under agreements to repurchase ..........        37,318         50,737
    Long-term debt ..........................................       354,354        334,141
    Federal funds purchased .................................        14,776         15,519
                                                                -----------    -----------

           Total interest expense ...........................     2,541,628      2,888,312
                                                                -----------    -----------

NET INTEREST INCOME .........................................     6,079,132      4,839,644

PROVISION FOR LOAN LOSSES ...................................       165,000      1,808,000
                                                                -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES .........     5,914,132      3,031,644
                                                                -----------    -----------

NONINTEREST INCOME
    Service charges on deposit accounts .....................       834,900        667,103
    Other service charges and fees ..........................       137,844        112,518
    Title insurance premiums and closing costs ..............        65,213         91,917
    Sale of mortgage loans ..................................       413,715        491,646
    Net realized gains (losses) on sale of available-for-sale
      securities ............................................       (34,368)       144,024
    Trust referral fees .....................................        12,500         12,000
                                                                -----------    -----------

           Total noninterest income .........................     1,429,804      1,519,208
                                                                -----------    -----------

NONINTEREST EXPENSE
    Salaries and employee benefits ..........................     3,039,857      2,596,731
    Net occupancy expense ...................................       365,519        350,827
    Equipment expense .......................................       421,688        406,652
    Advertising .............................................       162,217        171,438
    Professional fees .......................................       472,315        270,808
    Data processing services ................................       368,119        306,982
    FDIC and other insurance ................................       154,088         88,371
    Franchise shares and deposit tax ........................       140,547        107,100
    Business manager expense ................................        47,477         74,994
    Postage and office supplies .............................       101,354        116,621
    Telephone and other communication .......................       122,031        124,640
    Other ...................................................       410,685        392,067
                                                                -----------    -----------

           Total noninterest expense ........................     5,805,897      5,007,231
                                                                -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES ...........................     1,538,039       (456,379)

PROVISION (CREDIT) FOR INCOME TAXES .........................       500,150       (166,350)
                                                                -----------    -----------

NET INCOME (LOSS) ...........................................   $ 1,037,889    $  (290,029)
                                                                ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE .................   $      0.95    $     (0.41)
                                                                ===========    ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  39

                           CITIZENS FIRST CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                                                               ACCUMULATED
                                                                                                  OTHER                    TOTAL
                                 PREFERRED STOCK            COMMON STOCK          RETAINED    COMPREHENSIVE            COMPREHENSIVE
                                 ----------------          --------------------   EARNINGS        INCOME                    INCOME
                              SHARES        AMOUNT       SHARES        AMOUNT     (DEFICIT)       (LOSS)      TOTAL         (LOSS)
                            ---------  -----------    ---------   -------------  -----------  -----------  ----------  -------------

BALANCE, JANUARY 1, 2003         0      $      0        643,053     $7,357,477   $ 344,818    $ 135,957   $ 7,838,252

Net loss                        --            --             --             --    (290,029)          --      (290,029)  $  (290,029)
Common stock issued,
 197,394 shares issued
 at $15.50 per share,
 net of offering
 costs of  $343,124             --            --        197,394      2,563,504          --           --     2,563,504           --
Change in unrealized
 gain on
 securities available
 for  sale, net of
 reclassification
 adjustment and tax
 effect of $(258,271)           --            --             --             --          --     (501,350)     (501,350)     (501,350)
                           ---------    ----------      --------   -----------  ----------    ---------   -----------   ------------

   Total comprehensive loss                                                                                             $  (791,379)
                                                                                                                        ============

BALANCE, DECEMBER 31, 2003       0             0        840,447      9,920,981      54,789     (365,393)    9,610,377

Net income                      --            --             --             --   1,037,889           --     1,037,889   $  1,037,889
Preferred stock issued,
 250 shares issued at
 $31,992 per share, net
  of offering costs
  of $338,660                  250     7,659,340             --             --           --          --     7,659,340           --
Common stock issued,
 3,610 shares issued at
 $15.00 per share               --            --          3,610         54,149           --          --        54,149           --
Change in unrealized gain on
  securities available for
  sale, net of
  reclassification
   adjustment and tax
   effect of $ 28,638           --            --             --             --           --      55,591        55,591         55,591
Dividends declared,
 preferred stock                --            --
(including dividends paid of
$  109,671)                    ---    ----------             --             --    (240,706)          --      (240,706)            --
                                                        -------     ----------  -----------   ---------   -----------   ------------
        Total comprehensive income                                                                                       $ 1,093,480
                                                                                                                         ===========
BALANCE, DECEMBER 31, 2004     250    $7,659,340        844,057     $9,975,130    $851,972    $(309,802)  $18,176,640
                              ====    ==========        =======     ==========    ========    ==========  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      40

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003




                                                                          2004            2003
                                                                      ------------   -------------
    OPERATING ACTIVITIES
    Net income (loss) .............................................  $  1,037,889   $   (290,029)
    Items not requiring (providing) cash
       Depreciation and amortization ..............................       376,979        377,616
       Provision for loan losses ..................................       165,000      1,808,000
       Amortization of premiums and discounts on securities .......        18,085         99,684
       Deferred income taxes ......................................        25,428        (25,125)
       Net realized (gains) losses on disposition of investment
          securities ..............................................        34,368       (144,024)
       Gains on sales of loans ....................................      (413,715)      (491,646)
       Gain on sale of other real estate owned ....................        (3,298)        (3,861)
       Loss on sale premises and equipment ........................         2,259           --
       FHLB stock dividends received ..............................       (22,400)       (15,700)
    Changes in
       Interest receivable ........................................       (94,234)       (43,225)
       Sale of mortgage loans held for sale .......................    22,122,513     39,205,446
       Origination of mortgage loans held for sale ................   (21,828,498)   (38,938,400)
       Income taxes receivable (payable) ..........................       443,722       (682,986)
       Other assets ...............................................      (111,746)       (86,909)
       Interest payable and other liabilities .....................       150,480        117,038
                                                                     ------------   ------------
           Net cash provided by operating activities ..............     1,902,832        885,879
                                                                     ------------   ------------
INVESTING ACTIVITIES
    Net change in loans ...........................................   (12,583,764)   (39,960,300)
    Purchase of premises and equipment ............................       (94,819)    (2,389,947)
    Proceeds from maturities of available-for-sale securities .....       815,541     18,898,051
    Proceeds from sales of other real estate owned ................        73,298         73,861
    Proceeds from sales of available-for-sale securities ..........     4,727,439      5,471,833
    Proceeds from sales of premises and equipment .................           625           --
    Purchases of available-for-sale securities ....................          --      (27,298,947)
    Purchase of Commonwealth Mortgage and Southern KY
      Land Title, Inc., net of cash received ......................          --         (398,688)
    Contingent payment related to purchase of Commonwealth Mortgage
      and Southern KY Land Title, Inc., net of stock issued .......      (162,401)          --
    Purchase of FHLB stock ........................................      (135,300)       (55,900)
                                                                     ------------   ------------
           Net cash used in investing activities ..................    (7,359,381)   (45,660,037)
                                                                     ------------   ------------
FINANCING ACTIVITIES
    Net increase in demand deposits, money market, NOW and
      savings accounts ............................................     5,803,840     18,000,993
    Net increase (decrease) in certificates of deposit ............    (9,004,195)     9,834,766
    Proceeds from long-term borrowings ............................     5,000,000      6,100,000
    Repayment of long-term borrowings .............................    (6,000,000)          --
    Net increase (decrease) in fed funds purchased and repurchase
      agreements ..................................................       953,546       (414,526)
    Issuance of preferred stock, net of costs .....................     7,659,340           --
    Issuance of common stock, net of costs ........................          --        2,563,504
    Dividends paid on preferred stock .............................      (109,671)          --
                                                                     ------------   ------------
           Net cash provided by financing activities ..............     4,302,860     36,084,737
                                                                     ------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS .............................    (1,153,689)    (8,689,421)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................     5,233,396     13,922,817
                                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ............................  $  4,079,707   $  5,233,396
                                                                     ============   ============
SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid .................................................  $  2,573,723   $  2,904,359
    Income taxes paid .............................................  $     31,000   $    541,761

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        41

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



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

        The Company's operations include one reportable segment providing a full range of banking and mortgage services to individual and corporate customers in Bowling Green and Warren County, Kentucky and Franklin and Simpson County, Kentucky. The Company is subject to competition from other financial institutions. The Company is also subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.


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


    MORTGAGE LOANS HELD FOR SALE

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


    STOCK OPTION PLANS

        The Company accounts for the employee and the non-employee director stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the years ending December 31, 2004 and 2003.

                                                    2004             2003
                                                  ------------    -----------
Net income (loss), as reported ...............  $ 1,037,889       $ (290,029)
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ...............      (66,877)           --
                                                -----------       -----------

Pro forma net income (loss) ..................  $   971,012       $ (290,029)
                                                ===========       ===========

Earnings (loss) per share
Basic and diluted - as reported ..............  $      0.95       $   (0.41)
Basic and diluted - pro forma ................  $      0.87       $   (0.41)

    EARNINGS (LOSS) PER SHARE

        Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average common shares outstanding during each year. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options. Convertible preferred stock was excluded for purposes of calculating diluted earnings per share as it was determined that conversion had an anti-dilutive effect on earnings per share. The following table reconciles basic and diluted earnings per share for the years ending December 31, 2004 and 2003.



                                                   2004                                     2003
                                  ---------------------------------------- ----------------------------------------
                                                WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
                                                  SHARES      PER SHARE    INCOME (LOSS)   SHARES    PER SHARE
                                     INCOME                    AMOUNT                                 AMOUNT
                                  ---------------------------------------- ----------------------------------------
  BASIC EARNINGS (LOSS) PER SHARE
   Net income (loss) ...          $ 1,037,889                                $(290,029)
   Less: Dividends on
     preferred stock ...             (240,706)                                      --
                                   ----------                                 ---------
   Net income (loss)
     available to common
     shareholders ......              797,183    843,021      $   0.95        (290,029)  705,824    $  (0.41)
                                                              ========                              =========
EFFECT OF DILUTIVE
  SECURITIES
   Stock options .......                    0         81                             0         0
                                    ---------   --------                       -------  --------

DILUTED EARNINGS
  (LOSS) PER SHARE
   Net income (loss)
     available to common
     shareholders and
     assumed conversions          $   797,183    843,102      $   0.95       $(290,029)  705,824    $  (0.41)
                                  ===========   =========     ========        =========  =======     ========


    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE 2:INVESTMENTS

        AVAILABLE-FOR-SALE SECURITIES

        The amortized cost and approximate fair value of securities are as follows:

                                                            GROSS         GROSS
                                          AMORTIZED       UNREALIZED    UNREALIZED     APPROXIMATE
                                            COST           GAINS         LOSSES        FAIR VALUE
                                         ---------------------------------------------------------
December 31, 2004
 U. S. government agencies                 $8,983,609   $          0   $  (322,709) $  8,660,900
 Mortgage-backed securities                 4,374,772          --         (146,687)    4,228,085
                                         ------------   ------------   -----------   -----------

                                         $ 13,358,381   $          0   $  (469,396)  $12,888,985
                                         ============   ============   ===========   ===========

December 31, 2003
 U. S. government agencies               $  9,234,469   $      4,817   $  (393,895)  $ 8,845,391
 Mortgage-backed securities                 9,719,345         23,242       187,789)    9,554,798
                                         ------------   ------------    -----------   ----------

                                         $ 18,953,814   $     28,059   $  (581,684)  $18,400,189
                                         ============   ============   ============   ==========

        The amortized cost and fair value of securities available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             AVAILABLE FOR SALE
                                         ----------------------
                                          AMORTIZED       FAIR
                                           COST           VALUE
                                         -----------------------

Within one year .......................  $ 4,000,000  $ 3,912,400
One to five years .....................         --           --
Five to ten years .....................    4,983,609    4,748,500
After ten years .......................         --           --
                                         -----------  -----------
                                           8,983,609    8,660,900
Mortgage-backed securities not due on a
   single maturity date ...............    4,374,772    4,228,085
                                         -----------  -----------

       Totals .........................  $13,358,381  $12,888,985
                                         ===========  ===========

        The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $10,858,512 at December 31, 2004, and $16,584,962 at December 31, 2003.

        The book value of securities sold under agreements to repurchase amounted to $3,872,532 and $4,756,410 at December 31, 2004 and 2003,
        respectively.

        Gross gains of $18,918 and gross losses of $53,286 for 2004 and gross gains of $144,024 for 2003 were realized from sales of available-for-sale securities. An income tax benefit of approximately

        $12,000 for 2004 and income tax expense of approximately $49,000 for 2003 was recorded in connection with those sales.

        Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004, was $12,888,985, which is 100% of the Bank's available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

        Based on evaluation of available evidence, including recent changes in market interest rates and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

        Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

        The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:



                          LESS THAN 12 MONTHS           12 MONTHS OR MORE                 TOTAL
                       --------------------------------------------------------------------------------------
 DESCRIPTION OF         FAIR VALUE    UNREALIZED    FAIR VALUE    UNREALIZED     FAIR VALUE    UNREALIZED
 SECURITIES                           LOSSES                      LOSSES                       LOSSES
 -----------------------------------------------------------------------------------------------------------------

  December 31, 2004
  U.S. government
     agencies ....     $ 2,941,200  $ (58,800)      $5,719,700    $(263,909)       $ 8,660,900  $(322,709)
  Mortgage-backed
     securities ..         --         --             4,228,085     (146,687)         4,228,085   (146,687)
                        ----------   ---------      ----------     ---------        -----------  ---------

     Total
       temporarily
       impaired
       securities      $ 2,941,200  $ (58,800)      $9,947,785    $(410,596)       $12,888,985  $(469,396)
                       ===========   =========      ==========    ==========       ===========  ==========

December 31, 2003
  U.S. government
     agencies ....     $ 8,588,125  $(393,895)      $        0    $       0        $ 8,588,125  $(393,895)
  Mortgage-backed
     securities ..       8,501,240   (187,789)              --           --          8,501,240   (187,789)
                       -----------  ---------       ----------     ---------       -----------  ----------

     Total
       temporarily
       impaired
       securities      $17,089,365  $(581,684)     $         0    $       0        $17,089,365  $(581,684)
                       ===========  ==========      ==========    ==========     =============  ==========

NOTE 3:SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

        The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the balance sheet. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into the Company's account maintained at the Federal Reserve Bank of St. Louis or into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. At December 31, 2004, these agreements matured within 90 days. The agreements relating to mortgage-backed securities were agreements to resell substantially identical securities. At December 31, 2004, no material amount of agreements to resell securities purchased was outstanding with any individual dealer. The Company's policy requires that all securities purchased under agreements to resell be fully collateralized.

NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

        Categories of loans at December 31 include:

                                     2004           2003
                                   --------------------------

Commercial and agricultural ..  $  41,420,552   $  37,165,893
Commercial real estate .......     47,853,245      43,078,814
Residential real estate ......     46,817,849      43,718,482
Consumer .....................     10,858,781      10,752,286
                                -------------   -------------
       Total loans ...........    146,950,427     134,715,475
Less allowance for loan losses     (1,720,565)     (1,904,377)
                                -------------   -------------

       Net loans .............  $ 145,229,862   $ 132,811,098
                                =============   =============

        Activity in the allowance for loan losses was as follows:

                                                          2004           2003
                                                       -------------------------

Balance, beginning of year .........................  $ 1,904,378   $ 1,300,258
    Provision charged to expense ...................      165,000     1,808,000
    Loans charged off, net of recoveries of $320,791
      for 2004 and $13,714 for 2003 ................     (348,813)   (1,203,880)
                                                      -----------   -----------

Balance, end of year ...............................  $ 1,720,565   $ 1,904,378
                                                      ===========   ===========

        Impaired loans totaled $720,041 and $653,170 at December 31, 2004 and 2003, respectively. An allowance for loan losses of $419,000 and $98,000 relates to impaired loans of $718,103 and $520,000 at December 31, 2004 and 2003, respectively.
                                        49

        Interest of $1,857 and $35,037 was recognized on average impaired loans of $720,041 and $672,989 for 2004 and 2003, respectively. Interest of $187 and $33,066 was recognized on impaired loans on a cash basis during 2004 and 2003, respectively.

        At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $1,938 and $8,181, respectively. Non-accruing loans at December 31, 2004 and 2003, were $718,103 and $644,989, respectively.



NOTE 5:  PREMISES AND EQUIPMENT

        Major classifications of premises and equipment, stated at cost, are as follows:

                                    2004         2003
                                 -----------------------
Land and land improvements ..  $ 1,298,963   $ 1,298,963
Buildings and improvements ..    2,046,324     2,038,521
Leasehold improvements ......      108,124       108,124
Furniture and fixtures ......      188,741       175,191
Equipment ...................    1,323,924     1,348,428
Automobiles .................       41,038        41,038
Construction in progress ....         --          13,723
                               -----------   -----------
                                 5,007,114     5,023,988
Less accumulated depreciation   (1,378,797)   (1,110,627)
                               -----------   -----------

Net premises and equipment ..  $ 3,628,317   $ 3,913,361
                               ===========   ===========


        Subsequent to December 31, 2004, the Bank purchased land in Bowling Green for possible future expansion, at a cost of $326,033.



NOTE 6:  GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003, were:

                                     2004      2003
                                    ------------------
Balance as of January 1 .........  $384,243  $      0
Goodwill acquired during the year   552,173   384,243
                                   --------  --------

                                   $936,416  $384,243
                                   ========  ========


        All goodwill is allocated to the banking segment of the business.

NOTE 7: INTEREST-BEARING DEPOSITS

        Interest-bearing deposits in denominations of $100,000 or more were $19,982,720 on December 31, 2004, and $26,964,687 on December 31, 2003.


        At December 31, 2004, the scheduled maturities of time deposits were as follows:

           2005                                        $     40,060,466
           2006                                              11,622,966
           2007                                               7,823,007
           2008                                                 743,577
           2009                                                 493,309
                                                        ---------------

                                                       $     60,743,325
                                                       =================

NOTE 8:  LONG-TERM DEBT

        Long-term debt consisted of the following components:

                                2004          2003
                              ------------------------
FHLB advances .............  $13,000,000  $11,000,000
Other debt ................         --      3,000,000
                             -----------  -----------

       Total long-term debt  $13,000,000  $14,000,000
                             ===========  ===========

        Three outstanding advances from the FHLB at December 31, 2004, totaled $13,000,000. The advances of $4,000,000, $5,000,000 and $4,000,000 carry interest rates of 1.90%, 2.21% and 2.03%, respectively, and mature on May 2, 2005, January 20, 2006 and June 9, 2006, respectively. The advances are collateralized by a blanket agreement assigning mortgages on single family residences to the FHLB totaling $17,500,000 at December 31, 2004, and are subject to restrictions or penalties in the event of prepayment.

        Other debt in 2003 consisted of a fully-funded line of credit borrowed from Franklin Bank & Trust which expires on June 22, 2012, with interest payable quarterly at the rate of 275 basis points over one year LIBOR and adjusted annually on June 22. The line of credit was secured by 2,000 shares of the Bank's common stock, and was paid off during the third quarter of 2004.

        Aggregate annual maturities of long-term debt at December 31, 2004, were:

           2005                   $      4,000,000
           2006                          9,000,000
                                   ---------------
                                  $     13,000,000

NOTE 9:  CUMULATIVE CONVERTIBLE PREFERRED STOCK


        During the third quarter of 2004, the Company completed the private placement of 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Preferred Stock), for an aggregate purchase price of $7,998,000. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 on and after three years from the date of issuance. The sale of the Preferred Stock netted proceeds to the Company of $7,659,340 net of offering costs of $338,660, of which $3,011,970 (including $3,000,000 in principal and $11,970 in accrued interest) was used to repay the outstanding balance under the Company's line of credit, and $3,800,000 was contributed to the capital of the Bank. The remaining proceeds from the issuance of the Preferred Stock are being used for general corporate purposes, including the contribution of capital to the Bank.

NOTE 10: INCOME TAXES

        The provision (credit) for income taxes includes these components:

                                                   2004                2003
                                            ------------------------------------
Taxes currently payable                   $        474,722   $       (141,225)
Deferred income taxes                               25,428            (25,125)
                                           ---------------    ----------------
Income tax expense (credit)               $        500,150   $       (166,350)
                                           ===============     ===============

        A reconciliation of the income tax expense (credit) at the statutory rate to the Company's actual income tax expense (credit) is shown below:

                                                       2004                2003
                                                     ---------------------------
Computed at the statutory rate (34%)         $        522,933     $   (155,169)
Decrease resulting from various items                 (22,783)         (11,181)
                                              ---------------    ---------------

              Actual tax expense (credit)    $        500,150     $   (166,350)
                                              ===============    ===============

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                          2004         2003
                                                        ------------------------
Deferred tax assets
    Allowance for loan losses ........................  $ 408,256   $ 464,864
    Start-up costs ...................................       --         4,526
    Unrealized losses on available-for-sale securities    159,595     188,233
    Accrued compensated absences .....................     59,140      46,050
                                                        ---------   ---------

                                                          626,991     703,673
                                                        ---------   ---------

Deferred tax liabilities
    Deferred loan fees/costs .........................     (3,653)    (25,045)
    FHLB stock dividends .............................    (21,318)    (13,702)
    Depreciation .....................................    (31,525)    (55,895)
    Accretion on investment securities ...............     (2,681)     (5,673)
    Prepaid intangibles ..............................    (18,522)       --
                                                        ---------   ---------

                                                          (77,699)   (100,315)
                                                        ---------   ---------

Net deferred tax asset ...............................  $ 549,292   $ 603,358
                                                        =========   =========



NOTE 11: OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) components and related taxes were as follows:

                                                              2004       2003
                                                             -----    ---------

Unrealized gains (losses) on available-for-sale securities $49,861 $(615,597) Reclassification for realized amount included in income .. 34,368 (144,024)
                                                            -------  ---------
    Other comprehensive income (loss), before tax effect .   84,229   (759,621)
Tax expense (benefit) ....................................   28,638   (258,271)
                                                            -------  ---------

       Other comprehensive income (loss) .................  $55,591  $(501,350)
                                                            =======  =========

NOTE 12: REGULATORY MATTERS

        The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        On August 21, 2003, the Bank entered into a regulatory agreement with the FDIC. The regulatory agreement required that the Bank maintain adequate Tier I capital levels, provide an adequate reserve for loan and lease losses, develop adequate policies and procedures relative to monitoring and underwriting in lending and generally improve in other areas of the Bank. During the fourth quarter of 2004, following a regulatory examination of the Bank, the regulatory agreement was terminated.

        As of December 31, 2004, the most recent notification from regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's categories.
                                                54

        The Company's and the Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                            TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                                 ACTUAL                   PURPOSES             ACTION PROVISIONS
                                       ------------------------------------------------------------------------------
                                           AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                                       ------------------------------------------------------------------------------

       AS OF DECEMBER 31, 2004
        Total Capital
           (to Risk-Weighted Assets)
             Consolidated              $  19,272,000      13.6%  $ 11,379,000       8.0%            N/A      N/A
             Citizens First Bank, Inc.    18,471,000      13.0     11,379,000       8.0    $ 14,224,000    10.0%

        Tier I Capital
           (to Risk-Weighted Assets)
             Consolidated                 13,501,000       9.5      5,690,000       4.0             N/A       N/A
             Citizens First Bank,Inc.     16,750,000      11.8      5,690,000       4.0       8,535,000       6.0

        Tier I Capital
           (to Average Assets)
             Consolidated                 13,501,000       8.0      6,710,000       4.0             N/A       N/A
             Citizens First Bank, Inc.    16,750,000      10.0      6,709,000       4.0       8,386,000       5.0


       AS OF DECEMBER 31, 2003
        Total Capital
           (to Risk-Weighted Assets)
             Consolidated                 11,253,000       8.5     10,619,000       8.0             N/A       N/A
             Citizens First Bank, Inc.    13,697,000      10.3     10,617,000       8.0      13,271,000      10.0

        Tier I Capital
           (to Risk-Weighted Assets)
             Consolidated                  9,591,000       7.2      5,309,000       4.0             N/A       N/A
             Citizens First Bank, Inc.    12,035,000       9.1      5,308,000       4.0       7,963,000       6.0

        Tier I Capital
           (to Average Assets)
             Consolidated                  9,591,000       5.9      6,524,000       4.0             N/A       N/A
             Citizens First Bank, Inc.    12,035,000       7.4      6,520,000       4.0       8,150,000       5.0

        The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.



NOTE 13: RELATED PARTY TRANSACTIONS

        At December 31, 2004 and 2003, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $8,879,034 and $6,483,289, respectively.

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

        Deposits from related parties held by the Bank at December 31, 2004 and 2003, totaled $10,661,192 and $1,631,670, respectively.



NOTE 14: EMPLOYEE BENEFIT PLAN

        The Company has a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 2004 and 2003 were $72,692 and $63,970, respectively.

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

NOTE 15: STOCK OPTION PLAN

        On December 9, 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 120,000 shares of Company common stock have been reserved for issuance under the plan.

        On January 17, 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 40,000 shares of common stock have been reserved for issuance under the plan.

        On January 14, 2004, the Company granted 40,000 shares under the employee stock option plan and 5,000 shares under the non-employee stock option plan. On May 20, 2004, the Company granted 4,500 shares under the non-employee stock option plan.

        A summary of the status of the plans at December 31, 2004 and 2003, and changes during the periods then ended is presented below:

                                           2004
                                    ---------------------------
                                                 WEIGHTED-
                                                 AVERAGE
                                     SHARES     EXERCISE PRICE
                                    ---------------------------

Outstanding, beginning of year .        0
   Granted .....................   49,500        $   14.17
   Exercised ...................     --                 --
   Forfeited ...................     (900)           14.25
   Expired .....................     --                 --
                                    -----

Outstanding, end of year .......   48,600         $  14.17
                                   ======

Options exercisable, end of year    9,500         $  13.85
                                   ======


        The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                    2004
                                                  ------


Dividend yields ..............................          0%
Volatility factors of expected market price
   of common stock ...........................      19.90%
Risk-free interest rates .....................       1.00%
Expected life of options .....................    10 years
Weighted-average fair value of options granted
   during the year ...........................   $    3.41

        The following table summarizes information about stock options under the plans outstanding at December 31, 2004:



                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE              NUMBER OF
                           ------------------------------------------------------------------       SHARES
                                  WEIGHTED-                                                         REMAINING
   RANGE OF                        AVERAGE           WEIGHTED-                     WEIGHTED-      AVAILABLE FOR
   EXERCISE          NUMBER        REMAINING          AVERAGE         NUMBER        AVERAGE          FUTURE
   PRICES           OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE   ISSUANCE (A)
   ----------------------------------------------------------------------------------------------------------
 Employee stock
   option plan
    $ 14.25          39,100        9.0 years           $ 14.25           0        $ 14.25             (b)
    Non-employee
 stock option plan
    $ 14.25           5,000        9.0 years           $ 14.25       5,000        $ 14.25             (c)
    $ 13.40           4,500        9.6 years           $ 13.40       4,500        $ 13.40             (c)


(a) Excludes shares to be issued upon exercise of outstanding options.

(b) 80,900 shares of Company stock remain available for issuance under the employee stock option plan.

(c) 30,500 shares of Company stock remain available for issuance under the non-employee stock option plan.

NOTE 16: ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY
               LAND TITLE

        On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates one to four family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last 10 trading days of the applicable calendar year. At the Seller's option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,000 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank.

        The Bank paid $162,400 in cash, and issued common stock for approximately $54,000, associated with the contingent purchase price during 2004, for the 2003 year. Goodwill recognized in this transaction amounted to approximately $216,400, all of which was assigned to the Bank.

        Subsequent to December 31, 2004, the Bank paid $251,700 in cash associated with the contingent purchase price. Additionally, the Company will issue common stock for approximately $84,000 during the first quarter of 2005 associated with the contingent purchase price. The total of approximately $335,700 was accrued as of December 31, 2004, and recorded as goodwill.

        The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings and to supplement the Bank's non-interest fee income.



NOTE 17: COMMITMENTS AND CREDIT RISK

        The Company grants commercial, consumer and residential loans to customers primarily in Bowling Green and Warren County, Kentucky and Franklin and Simpson County, Kentucky. Although the Company has a diversified loan portfolio, loans secured by commercial real estate comprise approximately 27% and 28% of the loan portfolio as of December 31, 2004 and 2003, residential mortgage loans comprise 32% and 32%, respectively, and loans for construction and land development comprise an additional 6% and 4% of the loan portfolio as of December 31, 2004 and 2003, respectively.


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

        At December 31, 2004 and 2003, the Company had outstanding commitments to originate loans aggregating approximately $26,519,849 and $24,960,308, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.
                                        59

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

        The Bank had total outstanding standby letters of credit amounting to $2,063,335 and $1,880,820 at December 31, 2004 and 2003, respectively, with terms ranging from days to one year.


    OTHER CREDIT RISKS


        At December 31, 2004 and 2003, approximately 25% and 31%, respectively, of the Company's total time deposits consisted of short-term certificates of deposit having minimum denominations in excess of $100,000.



NOTE 18: SIGNIFICANT ESTIMATES AND CONCENTRATIONS

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the note regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk. Other significant estimates and concentrations not discussed in those notes include:


    DEPOSITS AND INVESTMENTS

        The Company maintains cash in bank deposit accounts and investments in federal funds sold which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE 19: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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




                                                          DECEMBER 31, 2004               DECEMBER 31, 2003
                                                   -----------------------------------------------------------------
                                                   CARRYING AMOUNT    FAIR VALUE   CARRYING AMOUNT    FAIR VALUE
                                                   -----------------------------------------------------------------
           FINANCIAL ASSETS
               Cash and cash equivalents           $     4,079,707 $     4,079,707 $     5,233,396 $     5,233,596
               Available-for-sale securities            12,888,985      12,888,985      18,400,188      18,400,188
               Loans, including loans held for
                 sale, net                             145,229,862     142,987,461     133,673,244     133,064,063
               FHLB stock                                  582,800         582,800         425,100         425,100
               Interest receivable                         788,871         788,871         694,637         694,637

           FINANCIAL LIABILITIES
               Deposits                                130,528,737     130,985,086     133,729,092     135,348,668
               Securities sold under
                 repurchase agreement                    3,872,532       3,872,532       4,756,410       4,756,410
               Federal funds purchased                   2,500,000       2,500,000         662,576         662,576
               Long-term debt                           13,000,000      13,000,000      14,000,000      14,000,000


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


    FEDERAL FUNDS PURCHASED, SECURITIES SOLD UNDER REPURCHASE AGREEMENTS AND INTEREST PAYABLE

        The carrying amount approximates fair value.


    LONG-TERM DEBT

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

NOTE 20:NEW ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123, Accounting for Stock-Based Compensation (SFAS
        123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date as well as for the unvested portion of awards existing as of the effective date.

        As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

        Based on the awards outstanding at December 31, 2004, management has estimated that approximately $45,000 of compensation expense related to those awards will be recognized during the year ended December 31, 2006.

NOTE 21: CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                            CONDENSED BALANCE SHEETS

                                                         2004          2003
                                                     -----------   ----------
         ASSETS
  Cash ............................................  $ 1,030,005  $   580,773
  Investment in Citizens First Bank, Inc. .........   17,375,661   12,053,925
  Other assets ....................................       77,916      130,771
                                                     -----------  -----------

         Total assets .............................  $18,483,582  $12,765,469
                                                     ===========  ===========

LIABILITIES
  Long-term debt ..................................  $      --    $ 3,000,000
  Other liabilities ...............................      306,942      155,092
                                                     -----------  -----------

         Total liabilities ........................      306,942    3,155,092

STOCKHOLDERS' EQUITY ..............................   18,176,640    9,610,377
                                                     -----------  -----------

         Total liabilities and stockholders' equity  $18,483,582  $12,765,469
                                                     ===========  ===========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                           2004         2003
                                                        ------------------------


INCOME ..............................................  $         0   $       0
                                                       -----------   ---------

EXPENSES
   Interest expense .................................       66,780      89,858
   Professional fees ................................      185,245     105,855
   Other expenses ...................................       53,380      24,821
                                                       -----------   ---------

      Total expenses ................................      305,405     220,534
                                                       -----------   ---------

LOSS BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED INCOME OF SUBSIDIARY ...............     (305,405)   (220,534)

INCOME TAX CREDIT ...................................     (127,150)    (85,550)
                                                       -----------   ---------

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME
   (LOSS) OF SUBSIDIARIES ...........................     (178,255)   (134,984)

EQUITY IN UNDISTRIBUTED INCOME (LOSS) OF SUBSIDIARIES    1,216,144    (155,045)
                                                       -----------   ---------

NET INCOME (LOSS) ...................................  $ 1,037,889   $(290,029)
                                                       ===========   =========
                                        64

              CONDENSED STATEMENTS OF CASH FLOWS

                                                       2004          2003
                                                  -----------      -----------
OPERATING ACTIVITIES
   Net income ..................................  $ 1,037,889   $  (290,029)
   Items not requiring (providing) cash
     Equity in loss (income) of subsidiary .....   (1,216,144)      155,045
   Changes in
     Other assets ..............................       52,854       (21,608)
     Other liabilities .........................       20,814      (224,079)
                                                  -----------   -----------

         Net cash used in operating activities .     (104,587)     (380,671)
                                                  -----------   -----------

INVESTING ACTIVITY - Investment in subsidiary ..   (4,050,000)   (3,719,451)
                                                  -----------   -----------

FINANCING ACTIVITIES
   Proceeds from long-term debt ................         --       2,100,000
   Payment of long-term debt ...................   (3,000,000)         --
   Issuance of preferred stock, net ............    7,659,340          --
   Payment of dividends on preferred stock .....     (109,671)         --
   Issuance of common stock, net ...............       54,150     2,563,503
                                                  -----------   -----------

      Net cash provided by financing activities     4,603,819     4,663,503
                                                  -----------   -----------

INCREASE IN CASH AND CASH EQUIVALENTS ..........      449,232       563,381

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...      580,773        17,392
                                                  -----------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .........  $ 1,030,005   $   580,773
                                                  ===========   ===========
                                        65

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

The Company' management has evaluated, with the participation of the Company' Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2004, the Company' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in the Company' internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company' internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information required by this Item appears under the heading "Election of Directors" of the Proxy Statement of the Company for the 2005 Annual Meeting of Shareholders to be held April 21, 2005 ("Proxy Statement"), and is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company's code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1805 Campbell Lane, Bowling Green, Kentucky 42104.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item appears under the heading "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item appears under the heading "Share Ownership" of the Proxy Statement and in Note 15 of the Notes to the Consolidated Financial Statements of the Company (included under Item 7 of the Report on Form 10-KSB), each of which is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item appears under the heading "Certain Transactions" of the Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS

EXHIBIT INDEX


2        Stock  Purchase  Agreement by and among Citizens  First  Corporation,
Citizens First Bank, Inc., Scott T. Higdon, Mark A. Vaughn, Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed January 17, 2003).

3.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.2 Bylaws of Citizens First Corporation, as amended, (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

3.3 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Registrant's Form 10-QSB dated June 30, 2004).

4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2      Bylaws of Citizens First Corporation, as amended (see Exhibit 3.2).

4.3 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.3).

10.1 Employment Agreement between Citizens First Corporation and Mary D. Cohron as amended by First Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed March 17, 2005).*

10.2 Bank Contract for Electronic Data Processing Services and Customerfile System between Fiserv Bowling Green and Citizens First Bank (incorporated by reference to Exhibit 10.5 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).

10.3 Consulting Agreement between Citizens First Corporation and The Carpenter Group (incorporated by reference to Exhibit 10.13 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).

10.4 Lease Agreement between Citizens First Corporation and Midtown Plaza, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).

10.5 Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed March 17, 2005).*

10.6 Employment Agreement between Citizens First Corporation and Bill D. Wright (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed March 17, 2005).*

10.7 Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed March 17, 2005).*

10.8 2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

10.9 2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form SB-2 (No.333-103238)).*

10.10 Placement Agent Agreement dated June 22, 2004 between Citizens First Corporation and Howe Barnes Investments, Inc. (incorporated by reference to
Exhibit 10 of the Registrant's Form 10-QSB dated June 30, 2004).

21       Subsidiaries of Citizens First Corporation (incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).

23       Consent of BKD, LLP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained under the heading "Independent Public Accountants" of the Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Citizens First Corporation





Date: March 17, 2005                                  By: /s/ Mary D. Cohron
                                                          -------------------
                                                              Mary D. Cohron
                                          President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/Mary D. Cohron                                          March 17, 2005
       -----------------
          Mary D. Cohron
       President, Chief Executive Officer
         And Director





       /s/ Bill D. Wright                                         March 17, 2005
       ------------------
          Bill D. Wright
       Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis, Chairman                               March 17, 2005
       ----------------------------
       Floyd H. Ellis


       /s/ Jerry E.Baker                                          March 17, 2005
       -----------------
       Jerry E. Baker


       /s/ Billy J. Bell                                          March 17, 2005
       -----------------
       Billy J. Bell


       /s/ Barry D. Bray                                          March 17, 2005
       -----------------
       Barry D. Bray


       /s/ John J. Kelly                                          March 17, 2005
       -----------------
       John J. Kelly


       /s/ Sarah G. Grise                                         March 17, 2005
       ------------------
       Sarah G. Grise


       /s/ Christopher B. Guthrie                                 March 17, 2005
       --------------------------
       Christopher B. Guthrie


       /s/ Thomas K. Hightower                                    March 17, 2005
       -----------------------
       Thomas K. Hightower


        /s/ Joe B.Natcher, Jr.                                   March 17, 2005
       --------------------------
       Joe B. Natcher


       /s/ John T. Perkins                                        March 17, 2005
       -------------------
       John T. Perkins


       /s/ Jack W. Sheidler                                       March 17, 2005
       --------------------
       Jack W. Sheidler


       /s/ Wilson L. Stone                                        March 17, 2005
       -------------------
       Wilson L. Stone
                                                71