Form 10QSB
period 2005-03-31
CITIZENS FIRST CORP
filed 2005-05-16
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                                       OUTSTANDING AT MAY 13, 2005

Common Stock, no par value                                    893,651


Transitional Small Disclosure Format:  Yes ___     No   X
                                                1

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                     3-11

         ITEM 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              12-18

         ITEM 3. Controls and Procedures                                     19

PART II.  OTHER INFORMATION

         ITEM 6. Exhibits                                                    20

         Signatures                                                          21

         Exhibits                                                         22-25

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                (Unaudited)
                                                                MARCH 31, 2005       DECEMBER 31, 2004
ASSETS
 Cash and due from banks                                          $3,890,054                $3,910,629
 Federal funds sold                                                  865,908                   169,078
                                                              --------------            --------------
     Cash and cash equivalents                                     4,755,962                 4,079,707
Available for sale securities                                     12,399,301                12,888,985
Federal Home Loan Bank (FHLB) stock                                  588,800                   582,800
Mortgage loans held for sale                                       1,142,111                   649,500
Loans                                                            148,341,645               146,950,427
Less allowance for loan losses                                     1,766,714                 1,720,565
                                                              --------------            --------------
    Net loans                                                    146,574,931               145,229,862
 Premises and equipment, net                                       3,911,233                 3,628,317
 Interest receivable                                                 865,977                   788,871
 Other real estate owned                                             155,000                         -
 Deferred income taxes                                               531,870                   549,292
 Goodwill                                                            936,416                   936,416
 Other assets                                                        236,947                   178,336
                                                              --------------            --------------
    Total assets                                                $172,098,548              $169,512,086
                                                              ==============            ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits                                               $12,879,154               $15,015,304
   Savings, NOW and money market deposits                         52,473,114                54,770,108
   Time deposits                                                  69,975,299                60,743,325
                                                              ---------------             ------------
    Total deposits                                               135,327,567               130,528,737

 Federal funds purchased                                                   -                 2,500,000
 Securities sold under agreements to repurchase                    4,299,131                 3,872,532
 Long-term debt                                                   13,000,000                13,000,000
 Income taxes payable                                                      -                   155,814
 Accrued interest and other liabilities                            1,005,948                 1,278,363
                                                              ---------------             ------------
    Total liabilities                                            153,632,646               151,335,446

 Stockholders' equity:
  Preferred stock cumulative;500 shares authorized;
   250 shares issued and outstanding; no par value,                7,659,340                 7,659,340
   at March 31, 2005 and at December 31,2004
  Common stock, no par value, authorized 2,000,000
   shares; issued and outstanding 893,651 and 887,719,            10,079,986                 9,975,130
   shares, respectively at March 31, 2005
   and December 31, 2004
  Retained earnings                                                1,175,001                   851,972
  Accumulated other comprehensive income (loss)                     (448,425)                 (309,802)
                                                               ---------------            -------------
     Total stockholders' equity                                   18,465,902                18,176,640
                                                               ---------------            ------------
     Total liabilities and stockholders' equity                 $172,098,548              $169,512,086
                                                               ===============            ============

See accompanying notes to condensed consolidated financial statements.

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (Unaudited)
 FOR THE THREE MONTHS ENDED MARCH 31:                     2005             2004
                                                          -----            ----

 INTEREST INCOME
  Loans, including fees ..........................   $ 2,279,683    $ 1,914,620
  Available-for-sale securities ..................       119,863        141,624
  Federal funds sold .............................         7,225          1,287
  Dividends on FHLB stock ........................         6,000          4,800
                                                       ---------    -----------
  Total interest income ..........................     2,412,771      2,062,331
INTEREST EXPENSE
  Deposits .......................................       581,683        551,727
  Securities sold under agreements to repurchase .         7,942         10,185
 Long-term debt ..................................        65,890        115,381
 Federal funds purchased .........................        10,545          6,481
                                                       ---------    -----------
  Total interest expense .........................       666,060        683,774
       NET INTEREST INCOME .......................     1,746,711      1,378,557
  Provision for loan losses ......................        35,000         75,000
                                                       ---------    -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ......................     1,711,711      1,303,557
                                                       ---------    -----------
NON-INTEREST INCOME
  Service charges on deposit accounts ............       213,918        192,935
  Other service charges and fees .................        17,351         28,348
  Mortgage banking income ........................        97,627         78,809
  Net realized (losses) on sale of
  available-for-sale securities ..................          --         (34,368)
  Trust referral fees ............................         3,000          3,000
                                                        ---------   -----------
  Total non-interest income ......................       331,896        268,724
NON-INTEREST EXPENSES
  Salaries and employee benefits .................       670,476        762,433
  Net occupancy expense ..........................        87,812         88,997
  Furniture and equipment expense ................        94,639        112,557
  Advertising ....................................        38,032         35,572
  Professional fees ..............................        94,855         48,219
  Data processing services .......................        90,178         90,632
  FDIC and other insurance .......................        30,731         50,074
  Franchise shares and deposit tax ...............        51,150         12,747
  Business manager expense .......................         4,136         13,519
  Postage, printing and supplies .................        27,733         27,241
  Telephone and other communication ..............        30,978         32,485
  Other ..........................................       139,171         86,397
                                                       ---------    -----------
  Total non-interest expenses ....................     1,359,891      1,360,873
                                                       ---------    -----------
INCOME BEFORE INCOME TAXES .......................       683,716        211,408
 Income tax expense ..............................       232,500         65,800
                                                      ----------    -----------
NET INCOME .......................................       451,216        145,608
PREFERRED DIVIDENDS ..............................      (128,187)          --
                                                      ----------    -----------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS .....    $  323,029        145,608
                                                      ==========    ===========
 BASIC EARNINGS PER COMMON SHARE                           $0.36          $0.16
 DILUTED EARNINGS PER COMMON SHARE                         $0.31          $0.16
 See accompanying notes to condensed consolidated financial statements.
                                                4

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:                     2005            2004
                                                          ----            ----
  Balance January 1 ...............................   $ 18,176,640    $9,610,377
  Net income ......................................        451,216       145,608
  Issuance of common stock ........................        104,856            --
  Payment of preferred dividends,
  $512.75 per share                                       (128,187)           --
  Other comprehensive income (loss), net of tax ...       (138,623)      208,631
                                                      ------------    ----------
Balance at end of period ..........................   $ 18,465,902    $9,964,616
                                                      ============    ==========

 See accompanying notes to condensed consolidated financial statements.



CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

 For the three months ended March 31:                        2005          2004
                                                             ----          ----

   Net income                                             $ 451,216    $ 145,608
   Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on available for sale
    securities, net of income taxes (benefits) of
    $(71,412) and $107,477, arising during the period,     (138,623)     208,631
     respectively
                                                           ----------   --------
  Comprehensive income                                     $ 312,593    $354,239
                                                           =========    ========

See accompanying notes to condensed consolidated financial statements.
                                                5

 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)


 FOR THE THREE MONTHS ENDED MARCH 31:

                                                                  2005            2004
                                                                  ----            ----
 OPERATING ACTIVITIES:
 Net  income .............................................   $   451,216    $   145,608
 Items not requiring (providing) cash:
   Depreciation and amortization .........................        86,842        131,569
   Provision for loan losses .............................        35,000         75,000
   Amortization of premiums and discounts on securities ..         4,525          7,561
   Deferred income taxes .................................        86,947        132,602
   Net realized (gains) losses on disposition of
   investment securities .................................          --           34,368
   Gains on sales of loans ...............................       (82,782)       (63,571)
   Sale of mortgage loans held for sale ..................     5,533,606      3,211,064
  Origination of mortgage loans for sale .................    (5,943,435)    (3,200,973)
   FHLB stock dividend received ..........................        (6,000)        (4,800)
Changes in:
   Interest receivable ...................................       (77,106)       (94,760)
   Income taxes receivable (payable) .....................       (20,545)        40,675
   Other assets ..........................................      (214,288)      (364,222)
   Interest payable and other liabilities ................       (66,647)       (60,102)
                                                               -----------    ----------
           Net cash from operating  activities ...........      (212,667)        (9,981)
INVESTING ACTIVITIES:
 Net changes in loans ....................................    (1,380,069)    (6,487,894)
 Purchases of premises and equipment .....................      (369,758)       (27,714)
 Proceeds from maturities of securities available for sale       275,123        255,075
 Proceeds from sales of available-for-sale securities ....          --        4,727,438
 Payment related to purchase of Commonwealth Mortgage and
 Southern KY Land Title, Inc., net of stock issued              (251,717)            --
KY Land Title, Inc., net of stock issued
                                                              -----------    -----------
           Net cash from investing activities ............    (1,726,421)    (1,533,095)
FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, .............    (4,433,145)     2,435,563
money market, NOW, and  savings accounts
Net increase (decrease) in certificates of deposit .......     9,231,975     (5,859,101)
Proceeds from long-term borrowings .......................          --        2,000,000
Net increase (decrease) in federal funds .................    (2,073,401)     1,917,273
 purchased and  repurchase agreements

Issuance of  common stock ................................        20,950           --
 Dividends paid on preferred stock .......................      (131,036)          --
                                                             -----------    -----------
 Net cash from financing activities ......................     2,615,343        493,735
                                                             -----------    -----------
 NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS ....       676,255     (1,049,341)
 Cash and cash equivalents at beginning of period ........     4,079,707      5,233,396
                                                             -----------    -----------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............   $ 4,755,962    $ 4,184,055
                                                             ===========    ===========
 Supplemental Cash Flow  Information:
 Cash paid for interest                                         $625,025      $ 705,490
 Cash paid for income taxes                                     $250,500      $       -
Real estate acquired in settlement of loans:                    $155,000      $       -
 See accompanying notes to condensed consolidated financial statements.

                                                6

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year. Those adjustments consist only of normal recurring adjustments. The condensed consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date.

STOCK OPTION PLANS

All references to stock options, earnings per share and the amount of common stock issued and outstanding have been adjusted to reflect the 5% common stock dividend.

On December 9, 2002, the board of directors adopted the 2002 Stock Option Plan, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 126,000 shares of Company common stock have been reserved for issuance under the plan.

On January 17, 2003, the board of directors adopted the 2003 Stock Option Plan for Non-Employee Directors, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 42,000 shares of common stock have been reserved for issuance under the plan.

The 2002 Stock Option Plan and the 2003 Stock Option Plan for Non-Employee Directors were approved at the Company's Annual Meeting of Shareholders on April 17, 2003. On January 14, 2004, the Company granted options to purchase 42,000 shares under the employee stock option plan and 5,250 shares under the non-employee stock option plan. On May 20, 2004, the Company granted options to purchase 4,725 shares under the non-employee stock option plan. On January 12, 2005, the Company granted options to purchase 42,000 shares under the employee stock option plan. Subsequent to quarter end, the Company on April 21, 2005, granted options to purchase 6,300 shares under the non-employee stock option plan.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the quarter ended March 31, 2005 and 2004.

                                                         Quarter Ended March 31
                                                          2005            2004
                                                      --------------------------
Net income, as reported ..........................    $  451,216   $   145,608
Less:  Total  stock-based  employee
 compensation  cost determined under their
 value based method, net of income taxes .....            26,747        17,584

Pro forma net income .............................    $  424,469   $   128,024
Earnings per share:
Basic - as reported ..............................    $    0.36   $     0.16
Basic - pro forma ................................    $    0.33   $     0.14
Diluted - as reported ............................    $    0.31   $     0.16
Diluted - pro forma ..............................    $    0.30   $     0.14

The Company's 2002 Stock Option Plan is a fixed option plan under which the Company may grant options that vest over 3 years to selected employees for up to 126,000 shares of common stock. The Company's 2003 Stock Option Plan is a fixed option plan under which the Company may grant options that vest immediately to selected non-employee directors for up to 42,000 shares of common stock. The exercise price of each option is intended to equal the fair value of the Company's stock on the date of grant. An option's maximum term is 10 years.

A summary of the status of the plans at March 31, 2005 and 2004, and changes during the periods then ended is presented below:


                                                      2005                                2004
                                                          Weighted-Average                      Weighted-Average
                                            Shares         Exercise Price         Shares          Exercise Price
                                     ---------------------------------------------------------------------------

Outstanding, beginning of year              51,030          $   13.50              --              $   --
Granted                                     42,000              14.33           47,250              13.57
Exercised                                   (1,575)             13.30              --
Forfeited                                     (735)             13.57              --
Expired                                         --               --                --

Outstanding, end of period                  90,720          $   14.58           47,250             $13.57

Options exercisable, end of period          21,832                               5,250


The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:
                                                                    2005
                                                           --------------------

Dividend yields                                                              0%
Volatility factors of expected market price of common stock              21.17%
Risk-free interest rates                                                  3.97%
Expected life of options                                                6 Years
Weighted-average fair value of options granted during the year           $ 4.69

The following table summarizes information about stock options under the plans outstanding at March 31, 2005:



                                               Options Outstanding                        Options Exercisable
   Range of        Number       Weighted-Average Remaining      Weighted-Average      Number     Weighted-Average
Exercise Prices  Outstanding         Contractual Life            Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------------------

    $14.25         40,320                9 years                    $14.25           12,792         $14.25
    $14.25          4,200                9 years                    $14.25            4,000         $14.25
    $13.40          4,200                9 years                    $13.40            4,000         $13.40
    $15.05         42,000               10 years                    $15.05             --           $15.05

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:



                                                             March 31,     March 31,
                                                            -----------------------
                                                               2005          2004
                                                            -----------------------
Balance, beginning of year ..............................   $ 1,720,565   $ 1,904,378
Provision charged to expense ............................        35,000        75,000
Loans charged off, net of recoveries of $67,699 for March
31, 2005 and $50 for March 31, 2004 .....................        11,149        (6,930)
                                                            -----------   -----------

Balance, March  31, 2005 and March 31, 2004, respectively   $ 1,766,714   $ 1,972,448
                                                            ===========   ===========

 (4) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the former Commonwealth shareholders'option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price is accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in the initial transaction amounted to $380,000. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,610 shares of the Company's common stock, to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. In January 2005, the Bank paid $251,717 in cash, and in March 2005 the Company issued 5,502 shares of the Company's common stock to the former Commonwealth shareholders as the second installment of the deferred contingent purchase price. At March 31, 2005, goodwill from this transaction totaled $936,416.

The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank's customer service offerings and to supplement the Bank's non-interest fee income.


(5) CUMULATIVE CONVERTIBLE PREFERRED STOCK OFFERING
The Company completed during the third quarter of 2004 the private placement of 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Preferred Stock), for an aggregate purchase price of $7,998,000. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 on and after three years from the date of issuance. The sale of the Preferred Stock netted proceeds to the Company of $7,659,340, of which $3,011,970 (including $3,000,000 in principal and $11,970 in accrued interest) was used to repay the outstanding balance under the Company's line of credit, and $3,800,000 was contributed to the capital of the Bank. The remaining proceeds from the issuance of the Preferred Stock are being used for general corporate purposes, including the contribution of capital to the Bank.

(6)  EARNINGS PER SHARE
On April 20, 2005, the Board of Directors declared a 5% common stock dividend to shareholders of record on April 29, 2005, payable May 30, 2005. All references to common shares and earnings per share have been restated to reflect the stock dividend. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2005 and 2004.


                                         QUARTER ENDED MARCH 31, 2005           QUARTER ENDED MARCH 31, 2004
                                     ------------------------------------- ----------------------------------------
                                              WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
        BASIC EARNINGS PER SHARE
           Net income                $    451,216                           $  145,608
           Less: Dividends on
             preferred stock             (128,187)                                  --
                                       ----------                            ---------

           Net income available
            to common shareholders        323,029    888,783     $    0.36      145,608     886,970    $    0.16
                                                                  ========                              ========

        EFFECT OF DILUTIVE
          SECURITIES
           Convertible preferred          128,187   541,800
             stock                                                                    0           0
           Stock options                        0     44,184                          0           0
                                       ----------  ---------                 ----------   ---------



        DILUTED EARNINGS (LOSS)
          PER SHARE
           Net income available to
             common shareholders and
             assumed conversions
                                     $    451,216  1,474,767    $    0.31    $  145,608     886,970    $    0.16
                                       ==========  =========     ========    ==========     =======     ========


(7) EMPLOYEE BENEFIT PLAN
Effective October 1, 2004, the Company elected to self-insure certain costs related to employee health and accident benefit programs. The Company has purchased insurance that limits its annual exposure for individual claims and that limits its aggregate annual exposure to $118,641 during the initial year of the plan. Future insurance costs that limit the Company's exposure for individual claims and aggregate exposure will be determined annually, based primarily upon the Company's actual claim history for the previous year.

(8) SUBSEQUENT EVENTS
On April 20, 2005, the Board of Directors of the Company declared a 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on April 29, 2005. The dividend will be issued and payable May 30, 2005 in the form of 0.05 share of common stock for each one share of common stock outstanding on the record date. Any fractional share of common stock which a shareholder would be entitled to receive will be rounded up to a whole share of common stock.
                                                11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of March 31, 2005, the Company and Bank employed sixty-two employees (fifty-four full-time equivalent employees).

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

The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-KSB describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,766,714 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2005.

DEFERRED TAX ASSETS

The Company has a deferred tax asset of approximately $531,870. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At March 31, 2005 no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

RESULTS OF OPERATIONS

For the three months ended March 31, 2005, the Company reported net income of $451,216, or $0.38 and $0.33 per basic and diluted common share, respectively, compared to net income of $145,608, or $.17 per basic and diluted common share, for the same period ended March 31, 2004.

NET INTEREST INCOME

Net interest income was $1,746,711 in the first quarter of 2005, compared with $1,378,557 in the comparable period in 2004. First quarter 2005 interest income of $2,412,771, an increase of $350,440 or 17.0% over the same period in 2004, includes $2,279,683 income on loans, $119,863 income on securities, and $13,225 income on federal funds sold and other interest-bearing accounts. Interest income of $2,062,331 during the first quarter of 2004 included $1,914,620 of income on loans, $141,624 income on investment securities, and $6,087 income on federal funds sold and other interest-bearing accounts. Interest expense of $666,060 for the first quarter of 2005, down $17,714 or 2.6% from the same period in 2004, consists of interest on deposits of $581,683, and on other borrowings of $84,377. First quarter 2004 interest expense of $683,774 consisted of interest on deposits of $551,727, and interest on other borrowings of $132,047. An increase in yields on interest earning assets, coupled with a drop in the cost of interest-bearing liabilities, and an increase in the amount of interest earning assets, contributed to the increase in net interest income in the first quarter of 2005, compared to the same quarter of 2004. Income from available-for-sale securities is down from the first quarter of 2004 primarily because of a decrease in average securities for the period. Approximately $5,000,000 in securities were sold during the first quarter of 2004, and the income from those securities, while in the securities portfolio, contributed to the variance in income for the first quarter of 2004 compared to the first quarter of 2005. The drop in the cost of interest-bearing liabilities in the first quarter of 2005, compared to the same period in 2004, was primarily due to the continued repricing of deposits of the Bank after the reduction of short-term interest rates by the Federal Reserve during 2001 of 475 basis points, of another 50 basis points during the fourth quarter of 2002, and 25 basis points during the second quarter of 2003.The decrease in long-term debt is due to the payoff in the third quarter of 2004 of $3,000,000 of debt at the Company, using proceeds from the issuance of cumulative convertible preferred stock completed during the third quarter of 2004. The increase in yields on interest earning assets during the first quarter of 2005, compared to the same period of 2004, is primarily attributable to the increase by 175 basis points ofshort-term interest rates since late June 2004. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a rising short-term rate environment, such as occurred during the first quarter of 2005, more of the Bank's interest earning assets, primarily loans, reprice up faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.

PROVISION FOR LOAN LOSSES

The provision for loan losses expense for the three months ended March 31, 2005, was $35,000, a decrease of $40,000 over the total of $75,000 for the same quarter of 2004. As shown in the table in Footnote 3, the Company had net recoveries of loans charged off totaling $11,149 for the first quarter of 2005, compared to net charge-offs totaling $6,930 for the same quarter of 2004, a positive variance of $18,079.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2005 and 2004, respectively, was $331,896 and $268,724, an increase of $63,172 or 23.5%. Income from service charges on deposit accounts increased $20,983, or 10.9%, from $192,935 during the first quarter of 2004 to $213,918 for the first quarter of 2005. The increase is primarily attributable to growth in accounts subject to service charges. Income from the sale of secondary market loans increased $19,211, from $63,571 during the first quarter of 2004 to $82,782 for the same period of 2005.

NON-INTEREST EXPENSE

Non-interest expense was $1,359,891 in the first quarter of 2005, down from $1,360,873 in the same quarter of 2004, a decrease of $982 or 0.1%. A decrease in salary and employee benefit expense of $91,957, due primarily to a reduction in FTE's, was partially offset by an increase of $46,636 in professional fees, primarily legal fees, associated with the attempt to recover the $1,087,000 commercial loan charged off in 2003.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2005. During the first quarter of 2005, income tax expense totaled $232,500 compared to $65,800 for the same period of 2004. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

OVERVIEW

Total assets at March 31, 2005 were $172,098,548, up from $169,512,086 at
December 31, 2004 and up from $164,315,029 a year ago. Average total assets for the first quarter of 2005 were $170,769,954, up $7,360,568 from the first quarter of 2004 average of $163,409,386.

LOANS

At March 31, 2005 loans (excluding mortgage loans held for sale) totaled $148,341,645, compared with $146,950,427 at December 31, 2004 and $141,196,440 a year ago, an increase of $1,391,218 and $7,145,205 respectively. Loans averaged $145,788,428 during the first quarter of 2005, an increase of $7,662,066 or 5.5%, over the average total of $138,126,362 for the first quarter of 2004.

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

The Bank had non-performing loans totaling $612,365 at March 31, 2005, compared to $720,041 at December 31, 2004 and $903,125 at March 31, 2004. Included in the non-performing loan total at March 31, 2005 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties, which it had expected to produce significant revenues, had failed to produce any revenue, was unlikely to ever produce revenues and that the property's value is now negligible, and further that the revenue from the other properties was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings. Also included in the March 31, 2005 non-performing loan total are six loans totaling $94,313 that were greater than 90 days past due.

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $767,365 at the end of the first quarter of 2005, comprised of the above mentioned non-performing loans, and foreclosed real estate totaling $155,000. The Bank had non-performing assets of $720,041 at December 31, 2004, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,766,714 at March 31, 2005, an increase of $46,149, or 2.7% over the December 31, 2004 level of $1,720,565. The allowance represents 1.19% of period-end loans, compared to 1.17% of period-end loans at December 31, 2004. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

Securities

Securities (all classified as available for sale) decreased from $12,888,985 at December 31, 2004 to $12,399,301 at March 31, 2005. At March 31, 2004,
securities totaled $13,691,854.

DEPOSITS AND BORROWED FUNDS

Total deposits averaged $132,675,203 in the first quarter of 2005, an increase of $3,859,897 from the comparable 2004 quarter average of $128,815,306. As of March 31, 2005, total deposits were $135,327,567, and included $122,448,413 of interest bearing deposits. This compares to total deposits of $130,528,737 at December 31, 2004, which included $115,513,433 of interest bearing deposits. Total deposits at March 31, 2004, were $130,305,554, and included interest bearing deposits of $96,446,861.

The Bank had $4,299,131 of deposits secured by securities sold under agreements to repurchase on March 31, 2005. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $3,730,461 during the first quarter of 2005.

At March 31, 2005, the Company had established Federal Funds lines of credit totaling $8,950,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At March 31, 2005, the Bank had three outstanding FHLB advances totaling $13,000,000. The first FHLB advance, which was issued May 2, 2003, matured May 2, 2005 and had a fixed interest rate of 1.90%. This advance was replaced by a $3,000,000 advance, issued May 2, 2005, which has a fixed interest rate of 4.19%, and matures May 2, 2007. The second FHLB advance, which was issued June 9, 2003, matures June 6, 2006, and has a fixed interest rate of 2.03%. The third FHLB advance, which was issued January 21, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At March 31, 2005, the Bank had available collateral to borrow an additional $9.1 million from the FHLB.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of March 31, 2005, December 31, 2004, and March 31, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:


                             March 31,     December 31,   March 31,
                               2005              2004       2004
                              -----        -----------      ----

Tier 1 risk based ......      11.95%         11.80%        8.78%
Regulatory minimum .....       4.00            4.00        4.00
Well-capitalized minimum       6.00            6.00        6.00
Total risk based .......      13.18%          13.00%      10.03%
Regulatory minimum .....       8.00            8.00        8.00
Well-capitalized minimum      10.00           10.00       10.00
Leverage ...............      10.14%          10.00%       7.40%
Regulatory minimum .....       4.00            4.00        4.00
Well-capitalized minimum       5.00            5.00        5.00

The table below sets forth the Company's ratios as of March 31, 2005, December 31, 2004, and March 31, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:


                                        March 31,    December 31,   March 31,
                                         2005           2004         2004
                                        -----           ----         ----

      Tier 1 risk based ...........       9.59%         9.43%         6.97%
           Regulatory minimum .....       4.00          4.00          4.00
           Well-capitalized minimum       6.00          6.00          6.00
     Total risk based .............      13.70%        13.55%        8.23%
           Regulatory minimum .....       8.00          8.00          8.00
           Well-capitalized minimum      10.00         10.00         10.00
      Leverage ....................       8.14%         7.99%         5.88%
           Regulatory minimum .....       4.00          4.00          4.00
           Well-capitalized minimum       5.00          5.00          5.00


All capital ratios at the Bank and Company increased from March 31, 2004 to March 31, 2005, as a result of the sale of Preferred Stock by the Company during the third quarter of 2004, and the subsequent injection of capital into the Bank. The sale of the Preferred Stock netted $7,659,340 to the Company. See note 7 of the Notes to the Condensed Consolidated Financial Statements. All ratios for the Bank and the Company are greater than the minimum capital ratios for well-capitalized companies as of March 31, 2005.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first quarter of 2005, the Company's principal source of funds has been the acquisition of customers' deposits, repayment of loans, and other funds from bank operations.

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

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. Other risks are identified in the Company's Form 10-KSB for the period ended December 31, 2004.

 ITEM 3. CONTROLS AND PROCEDURES


As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31,2005 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal controls over financial reporting identified during the quarter ended March 31,2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits
             The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    May 16, 2005                                       /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                          President and Chief Executive Officer
                                                  (Principal Executive Officer)



         May 16, 2005                                       /s/ Bill D. Wright
                                                            ------------------
                                                                Bill D. Wright
                                    Vice-President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

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