Form 10QSB
period 2005-06-30
CITIZENS FIRST CORP
filed 2005-08-15
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                 OUTSTANDING AT AUGUST 15, 2005

Common Stock, no par value                                    893,643


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

PART II.  OTHER INFORMATION

         ITEM 1. Legal Proceedings                                        None

         ITEM 2. Unregistered Sales of Equity Securities
         and Use of Proceeds                                              None

         ITEM 3.  Defaults Upon Senior Securities                         None

         ITEM 4. Submission of Matters to a Vote of Security Holders        22

         ITEM 5. Other Information                                        None

         ITEM 6. Exhibits                                                   22

         Signatures                                                         23

         Exhibits                                                        24-56

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         (Unaudited)
                                                                         JUNE 30, 2005    DECEMBER 31, 2004
ASSETS
 Cash and due from banks .............................................   $   4,854,740    $   3,910,629
 Federal funds sold ..................................................            --            169,078
                                                                         -------------    -------------
     Cash and cash equivalents .......................................       4,854,740        4,079,707
Available for sale securities ........................................      12,656,827       12,888,985
Federal Home Loan Bank (FHLB) stock ..................................         599,100          582,800
Mortgage loans held for sale .........................................         492,175          649,500
Loans ................................................................     156,553,695      146,950,427
Less allowance for loan losses .......................................       1,890,776        1,720,565
                                                                         -------------    -------------
    Net loans ........................................................     154,662,919      145,229,862
 Premises and equipment, net .........................................       3,872,168        3,628,317
 Interest receivable .................................................         875,182          788,871
 Deferred income taxes ...............................................         318,729          549,292
 Goodwill ............................................................         936,416          936,416
 Other assets ........................................................         327,594          178,336
                                                                         -------------    -------------
    Total assets .....................................................   $ 179,595,850    $ 169,512,086
                                                                         =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits ...................................................   $  17,647,948    $  15,015,304
   Savings, NOW and money market deposits ............................      52,943,993       54,770,108
   Time deposits .....................................................      70,034,769       60,743,325
                                                                         -------------    -------------
     Total deposits ..................................................     140,626,710      130,528,737

 Federal funds purchased .............................................       1,273,557        2,500,000
 Securities sold under agreements to repurchase ......................       3,556,919        3,872,532
 Long-term debt ......................................................      14,000,000       13,000,000
 Income taxes payable ................................................            --            155,814
 Accrued interest and other liabilities ..............................       1,019,573        1,278,363
                                                                         -------------    -------------
    Total liabilities ................................................     160,476,759      151,335,446

 Stockholders' equity:
   Preferred stock cumulative;500 shares authorized;
   250 shares issued and outstanding; no par value,at
   June 30, 2005 and at December 31,2004..............................       7,659,340        7,659,340
   Common stock, no par value, authorized 2,000,000
     shares; issued and outstanding 893,643 and 887,719, .............      10,079,986        9,975,130
     shares, respectively at June 30, 2005 and December 31, 2004
   Retained earnings .................................................       1,549,407          851,972
   Accumulated other comprehensive income (loss) .....................        (169,642)        (309,802)
                                                                         -------------    -------------
     Total stockholders' equity ......................................      19,119,091       18,176,640
                                                                         -------------    -------------
     Total liabilities and stockholders' equity ......................   $ 179,595,850    $ 169,512,086
                                                                         =============    =============
 See accompanying notes to condensed consolidated financial statements.


CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE THREE MONTHS ENDED JUNE 30:

                                                                                      2005             2004
                                                                                      -----            ----
 INTEREST INCOME
   Loans, including fees                                                         $2,524,236       $1,940,982
   Available-for-sale securities                                                    118,996          126,158
   Federal funds sold                                                                 6,359            2,653
   Dividends on FHLB stock                                                            7,655            5,615
                                                                        ------------------------------------
   Total interest income                                                          2,657,246        2,075,408
 INTEREST EXPENSE
   Deposits                                                                         657,152          540,994
   Securities sold under agreements to repurchase                                     8,952            9,354
  Long-term debt                                                                     82,371           95,318
  Federal funds purchased                                                            11,299            4,199
                                                                        ------------------------------------
    Total interest expense                                                          759,774          649,865
                                                                        ------------------------------------
   NET INTEREST INCOME                                                           1,897,472         1,425,543
   Provision for loan losses                                                        85,000            45,000
                                                                        ------------------------------------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                      1,812,472        1,380,543
                                                                        ------------------------------------
 NON-INTEREST INCOME
   Service charges on deposit accounts                                              213,024          216,465
   Other service charges and fees                                                    44,866           39,989
   Mortgage banking income                                                           97,443          136,187
   Trust referral fees                                                                6,000            3,500
                                                                        ------------------------------------
   Total non-interest income                                                        361,333          396,141
 NON-INTEREST EXPENSES
   Salaries and employee benefits                                                   690,383          769,108
   Net occupancy expense                                                             92,773           94,994
   Furniture and equipment expense                                                   93,790          100,612
   Advertising                                                                       52,512           49,122
   Professional fees                                                                122,936          147,309
   Data processing services                                                         100,165           93,329
   FDIC and other insurance                                                          28,927           49,240
   Franchise shares and deposit tax                                                  51,150           42,600
   Business manager expense                                                           1,845           14,890
   Postage, printing and supplies                                                    26,820           23,651
   Telephone and other communication                                                 30,858           32,687
   Other                                                                            117,328           90,593
                                                                        ------------------------------------
   Total non-interest expenses                                                    1,409,487        1,508,135
                                                                        ------------------------------------
 INCOME BEFORE INCOME TAXES                                                         764,318          268,549
  Income tax expense                                                                260,300           85,800
                                                                        ------------------------------------
 NET INCOME                                                                        504,018          182,749
 PREFERRED DIVIDENDS                                                               (129,611)               -
                                                                        ------------------------------------
 NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                                      $374,407          182,749
                                                                        ====================================
 BASIC EARNINGS PER COMMON SHARE                                                      $0.42            $0.21
 DILUTED EARNINGS PER COMMON SHARE                                                    $0.35            $0.21
 See accompanying notes to condensed consolidated financial statements.

                                                    4

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE SIX MONTHS ENDED JUNE 30:

                                                                                      2005             2004
                                                                                      -----            ----

 INTEREST INCOME
   Loans, including fees                                                         $4,803,919       $3,855,602
   Available-for-sale securities                                                    238,859          267,653
   Federal funds sold                                                                13,584            3,940
   Dividends on FHLB stock                                                           13,655           10,544
                                                                        ------------------------------------
   Total interest income                                                          5,070,017        4,137,739
 INTEREST EXPENSE
   Deposits                                                                       1,238,835        1,092,721
   Securities sold under agreements to repurchase                                    16,894           19,539
  Long-term debt                                                                    148,261          210,699
  Federal funds purchased                                                            21,844           10,680
                                                                        ------------------------------------
   Total interest expense                                                         1,425,834        1,333,639
                                                                        ------------------------------------
     NET INTEREST INCOME                                                          3,644,183        2,804,100
   Provision for loan losses                                                       120,000           120,000
                                                                        ------------------------------------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                      3,524,183        2,684,100
                                                                        ------------------------------------
 NON-INTEREST INCOME
   Service charges on deposit accounts                                              405,170          409,400
   Other service charges and fees                                                    83,989           68,337
   Mortgage banking income                                                          195,070          214,996
   Net realized (losses) on sale of available-for-sale securities                         -         (34,368)
   Trust referral fees                                                                9,000            6,500
                                                                        ------------------------------------
   Total non-interest income                                                        693,229          664,865
 NON-INTEREST EXPENSES
   Salaries and employee benefits                                                 1,360,859        1,531,541
   Net occupancy expense                                                            180,585          183,991
   Furniture and equipment expense                                                  188,429          213,169
   Advertising                                                                       90,544           91,764
   Professional fees                                                                217,591          204,969
   Data processing services                                                         190,343          183,961
   FDIC and other insurance                                                          59,658           99,314
   Franchise shares and deposit tax                                                 102,300           55,347
   Business manager expense                                                           5,981           28,409
   Postage, printing and supplies                                                    54,553           50,892
   Telephone and other communication                                                 61,836           65,173
   Other                                                                            256,699          160,478
                                                                        ------------------------------------
   Total non-interest expenses                                                    2,769,378        2,869,008
                                                                        ------------------------------------
 INCOME BEFORE INCOME TAXES                                                       1,448,034          479,957
  Income tax expense                                                                492,800          151,600
                                                                        ------------------------------------
 NET INCOME                                                                        955,234           328,357
 PREFERRED DIVIDENDS                                                              (257,798)                -
                                                                        -------------------------- ---------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                                      $697,436           328,357
                                                                        ====================================
 BASIC EARNINGS PER COMMON SHARE                                                      $0.78            $0.37
 DILUTED EARNINGS PER COMMON SHARE                                                    $0.67            $0.37
 See accompanying notes to condensed consolidated financial statements.

                                                5

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)



 FOR THE SIX MONTHS ENDED JUNE 30:                           2005             2004
Balance January 1                                       $ 18,176,640    $  9,610,377
  Net income ........................................        955,234         328,357
  Issuance of common stock ..........................        104,856          54,150
  Payment of preferred dividends, $1,031.19 per share       (257,799)             --
  Other comprehensive income (loss), net of tax .....        140,160        (211,681)
                                                        ------------    ------------
Balance at end of period ............................   $ 19,119,091    $  9,781,203
                                                        ============    ============

 See accompanying notes to condensed consolidated financial statements.



CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

 FOR THE SIX MONTHS ENDED JUNE 30:

                                                                      2005         2004
                                                                      ----         ----

   Net income ..................................................   $ 955,234   $ 328,357
   Other comprehensive income (loss), net of tax:
       Unrealized gain (loss) on available for sale
       securities, net of income taxes (benefits) of $72,203 and
       $(109,048), arising during the period, respectively.......    140,160    (211,681)

                                                                     --------   ---------
   Comprehensive income                                           $ 1,095,394  $  116,676
                                                                  ===========  ==========
See accompanying notes to condensed consolidated financial statements.


CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)

 FOR THE THREE MONTHS ENDED JUNE 30:

                                                                        2005       2004
                                                                        ----       ----

   Net income ...................................................    $ 504,018  $ 182,749
   Other comprehensive income (loss), net of tax:
       Unrealized gain (loss) on available for sale
       securities, net of income taxes (benefits) of $143,615 and
       $(324,001), arising during the period, respectively........     278,783   (628,944)
                                                                     ---------   --------
  Comprehensive income .........................................     $ 782,801  $ 446,195
                                                                     =========  =========
See accompanying notes to condensed consolidated financial statements.

                                                6


 CITIZENS FIRST CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS                   (Unaudited)      (Unaudited)
 FOR THE SIX MONTHS ENDED JUNE 30:                                     2005            2004
                                                                       ----            ----
 OPERATING ACTIVITIES:
 Net  income .................................................   $    955,234    $    328,357
 Items not requiring (providing) cash:
   Depreciation and amortization .............................        165,570         243,135
   Provision for loan losses .................................        120,000         120,000
   Amortization of premiums and discounts on securities ......          7,235          11,191
   Loss on sale of property, plant and equipment .............           --             1,071
   Loss on sale of other real estate owned ...................          6,803            --
   Deferred income taxes (benefits) ..........................        105,317        (371,831)
   Net realized losses on disposition of investment securities           --            34,368
   Gains on sales of loans ...................................       (164,703)       (179,460)
   Sale of mortgage loans held for sale ......................     10,954,191      10,263,712
  Origination of mortgage loans for sale .....................    (10,632,163)     (9,823,437)
   FHLB stock dividend received ..............................        (13,500)        (10,300)
Changes in:
   Interest receivable .......................................        (86,311)        (10,475)
   Income taxes receivable ...................................         45,496          95,838
   Other assets ..............................................         52,630         168,068
   Interest payable and other liabilities ....................       (278,486)        189,374
                                                                 ------------    ------------
           Net cash from operating  activities ...............      1,237,313       1,059,611
INVESTING ACTIVITIES:
 Net changes in loans ........................................     (9,818,201)     (3,864,293)
 Purchases of premises and equipment .........................       (409,421)        (40,228)
 Proceeds from sale of property, plant and equipment .........           --               625
 Proceeds from maturities of securities available for sale ...        437,286         446,193
 Proceeds from sales of available-for-sale securities ........           --         4,727,438
 Purchase of FHLB stock ......................................         (2,800)       (135,300)
 Proceeds from sale of other real estate owned ...............        264,929            --
 Payment related to purchase of Commonwealth Mortgage and
   Southern KY Land Title, Inc., net of stock issued .........       (251,717)       (162,401)
                                                                 ------------     -----------
           Net cash from investing activities ................     (9,779,924)        972,034
FINANCING ACTIVITIES:
 Net increase in demand deposits, ............................        806,529       6,436,246
money market, NOW, and  savings accounts
Net increase (decrease) in certificates of deposit ...........      9,291,444      (6,686,725)
Proceeds from long-term borrowings ...........................      1,000,000       2,000,000
Net decrease in federal funds ................................     (1,542,056)       (684,496)
 purchased and  repurchase agreements
Issuance of  common stock ....................................         20,950          54,149
 Dividends paid on preferred stock ...........................       (259,223)           --
                                                                 ------------    ------------
 Net cash from financing activities ..........................      9,317,644       1,119,174
                                                                 ------------    ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS ...................        775,033       3,150,819
 Cash and cash equivalents at beginning of period ............      4,079,707       5,233,396
                                                                 ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  4,854,740    $  8,384,215
                                                                 ============    ============
 Supplemental Cash Flow  Information:
 Cash paid for interest ......................................   $  1,495,863        $705,490
 Cash paid for income taxes ..................................   $    615,500        $      -
 Real estate acquired in settlement of loans: .................  $    265,144        $      -
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

STOCK OPTION PLANS
All references to stock options, earnings per share and the amount of common stock issued and outstanding have been adjusted to reflect the 5% common stock dividend that was paid on May 30, 2005, to record holders of common stock on April 29, 2005.

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

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the quarter and six months ended June 30, 2005 and 2004.

                                                          Quarter Ended June 30
                                                         2005          2004
                                                    ---------------------------
Net income, as reported .........................      $   504,018  $    182,749
Less:  Total  stock-based  employee  compensation
cost determined under the
fair value based method, net of income taxes ....           50,861        17,691

Pro forma net income ............................      $   453,157    $  165,058

Earnings per share:
Basic - as reported .............................   $         0.42      $   0.21
Basic - pro forma ...............................   $         0.36      $   0.19
Diluted - as reported ...........................   $         0.35      $   0.21
Diluted - pro forma .............................   $         0.31      $   0.19

                                                       Six Months Ended June 30
                                                       2005                2004
                                                    ---------------------------
Net income, as reported .........................      $   955,234    $  328,357
Less:  Total  stock-based  employee  compensation
cost determined under the
fair value based method, net of income taxes ....           97,196        35,275

Pro forma net income ............................      $   858,038  $    293,082

Earnings per share:
Basic - as reported .............................   $         0.78      $   0.37
Basic - pro forma ...............................   $         0.67      $   0.33
Diluted - as reported ...........................   $         0.67      $   0.37
Diluted - pro forma .............................   $         0.60      $   0.33

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

A summary of the status of the plans at June 30, 2005 and 2004, and changes during the periods then ended is presented below:


                                                      2005                                   2004
                                                          Weighted-Average                       Weighted-Average
                                            Shares         Exercise Price         Shares          Exercise Price
                                     -------------------------------------------------------------------------------

Outstanding, beginning of year              51,035          $   13.50              --              $      --
Granted                                     48,305              14.44           51,980                 13.51
Exercised                                   (1,575)             13.30              --
Forfeited                                   (1,366)             13.57              --
Expired                                         --               --                --

Outstanding, end of period                  96,399          $   13.98           51,980              $  13.51

Options exercisable, end of period          27,926                               9,975

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                                        2005
                                                                 --------------

Dividend yields                                                              0%
Volatility factors of expected market price of common stock              22.46%
Risk-free interest rates                                                  3.77%
Expected life of options                                                6 Years

Weighted-average fair value of options granted during the year           $ 4.73



The following table summarizes information about stock options under the plans outstanding at June 30, 2005:



                                               Options Outstanding                        Options Exercisable
   Range of        Number       Weighted-Average Remaining      Weighted-Average      Number     Weighted-Average
Exercise Prices  Outstanding         Contractual Life            Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------------------

    $13.57         39,694             8.5 years                   $13.57           13,226          $13.57
    $13.57          4,200             8.5 years                   $13.57            4,200          $13.57
    $12.76          4,200             9 years                     $12.76            4,200          $12.76
    $14.33         42,005            9.5 years                    $14.33             --            $14.33
    $15.19          6,300            10 years                     $15.19            6,300          $15.19

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:


                                                              June 30,         June 30,
                                                                2005              2004
                                                              ------------------------

Balance, beginning of year ...............................   $ 1,720,565   $ 1,904,377
Provision charged to expense .............................       120,000       120,000
 Loans charged off, net of recoveries of $138,571 for June
 30, 2005 and $5,120 for June 30, 2004 ...................        50,211       (26,170)
                                                             -----------   -----------

Balance, June  30, 2005 and June 30, 2004, respectively ..   $ 1,890,776   $ 1,998,207
                                                             ===========   ===========

(4) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the former Commonwealth shareholders' option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price is accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in the initial transaction amounted to $380,000. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,790 shares of the Company's common stock, to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. In January 2005, the Bank paid $251,717 in cash, and in March 2005 the Company issued 5,778 shares of the Company's common stock to the former Commonwealth shareholders as the second installment of the deferred contingent purchase price. At June 30, 2005, goodwill from this transaction totaled $936,416.

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

(6)  EARNINGS PER SHARE
On April 20, 2005, the Board of Directors declared a 5% common stock dividend to shareholders of record on April 29, 2005, payable May 30, 2005. All references to common shares and earnings per share have been restated to reflect the stock dividend. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters and six months ending June 30, 2005 and 2004.


                                         QUARTER ENDED JUNE 30, 2005             QUARTER ENDED JUNE 30, 2004
                                     ------------------------------------- ----------------------------------------
                                                 WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
           BASIC EARNINGS PER SHARE
           Net income                $    504,018                          $    182,749
           Less: Dividends on
             preferred stock             (129,611)                                    -
                                       ----------                            ----------

           Net income available
            to common shareholders        374,407    893,643    $    0.42       182,749     885,677    $    0.21
                                                                 ========                               ========
        EFFECT OF DILUTIVE
          SECURITIES
           Convertible preferred                     541,800
           stock                         129,611                                      -           -
           Stock options                      -        2,848                          -           -
                                       ----------  ---------                 ----------   ---------

        DILUTED EARNINGS (LOSS)
          PER SHARE
           Net income available to
           common shareholders and
           assumed conversions
                                    $    504,018   1,438,291    $    0.35  $    182,749     885,677    $    0.21
                                       ==========  =========     ========    ==========     =======     ========


                                        SIX MONTHS ENDED JUNE 30, 2005         SIX MONTHS ENDED JUNE 30, 2004
                                     ------------------------------------- ----------------------------------------
                                               WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
        BASIC EARNINGS PER SHARE
           Net income                $    955,234                          $    328,357
           Less: Dividends on
           preferred stock               (257,799)                                    -
                                       ----------                            ----------

           Net income available
           to common shareholders         697,435    891,101    $    0.78       328,357     884,073    $    0.37
                                                                 ========                               ========
        EFFECT OF DILUTIVE
          SECURITIES
           Convertible preferred                     541,800
           stock                          257,799                                     -           -
           Stock options                        0      2,389                          -           -
                                       ----------  ---------                 ----------   ---------

        Diluted earnings (loss)
          per share
           Net income available to
           common shareholders and
           assumed conversions
                                     $    955,234  1,435,290    $    0.67  $    328,357     884,073    $    0.37
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

(8) COMMON STOCK DIVIDEND
On April 20, 2005, the Board of Directors of the Company declared a 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on April 29, 2005. The dividend was issued and payable May 30, 2005 in the form of 0.05 share of common stock for each one share of common stock outstanding on the record date. Any fractional share of common stock which a shareholder would be entitled to receive was rounded up to a whole share of common stock. A total of 42,584 shares of common stock were issued as a result of common stock dividend.

(9) SUBSEQUENT EVENTS
Subsequent to quarter end, Citizens First Bank purchased, for $3,750,000, a 30,000 square foot building, located in Bowling Green, KY, to be used as a headquarters building. The Bank anticipates using approximately 15,000 square feet of the building, and leasing the remaining space. The Bank offices will primarily be occupied by senior management, commercial lenders, deposit operations, loan accounting, finance, and information systems personnel. The purchase price was funded through the acquisition of deposits generated by the Bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of June 30, 2005, the Company and Bank employed sixty-four employees (fifty-seven full-time equivalent employees).

The Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened branch offices at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and at 1200 South Main Street, Franklin, Kentucky in February 2003. Subsequent to quarter end, the Bank purchased a 30,000 square foot office building, located at 1065 Ashley Street in Bowling Green, Kentucky. The Bank has received permission from the appropriate regulatory authorities to move its headquarters to this facility, and also to open a retail branch in the building. The Bank was organized as a community oriented, full service alternative to the super-regional financial institutions which dominate its primary service area. The Bank's mission is to firmly establish itself in its primary service area as a community owned and operated full-service bank providing traditional products and services typically offered by commercial banks. The Bank believes that its ability to compete is enhanced by its local management and its base of local shareholders and directors. The Bank has emphasized and intends to continue emphasizing its Bowling Green and southern Kentucky roots, and the Bank has a philosophy of giving its customers prompt and responsive personal service.

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

Lending services include a full range of commercial, personal, and mortgage loans. The Bank's primary focus is on business lending. The types of commercial loans that are available include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements) and purchase of machinery and equipment. The Bank does not emphasize real estate lending for land acquisition, land development or open-end construction loans. The types of personal loans that are available include secured and unsecured loans for such purposes as financing automobiles, home improvements, education and personal investments. The Bank originates, processes and closes residential real estate loans that are then primarily sold on the secondary market (each individually) to a correspondent.

The Bank offers credit cards (through correspondent banking services) including MasterCard (TM) and Visa(TM) as well as a personal checking account related line of credit. The line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account.Other services offered include, but are not limited to, safe deposit boxes, letters of credit, travelers checks, direct deposit of payroll, social security and dividend payments and automatic payment of insurance premiums and mortgage loans. The Bank does not have a proprietary automated teller machine network but participates in a national ATM network through the FiServ EFT network, and through the Visa Debit Card Program.

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 4.2% is lower than the national unemployment rate of approximately 5.0%. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 14 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,890,776 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2005.

RESULTS OF OPERATIONS

For the three months ended June 30, 2005, the Company reported net income of $504,018, or $0.42 and $0.35 per basic and diluted common share, respectively, compared to net income of $182,749, or $.21 per basic and diluted common share, for the same period ended June 30, 2004.

For the six months ended June 30, 2005, the Company reported net income of $955,234, or $0.78 and $0.67 per basic and diluted common share, respectively, compared to net income of $328,357, or $0.37 per basic and diluted common share, for the same period ended June 30, 2004.

NET INTEREST INCOME

Net interest income was $1,897,472 in the second quarter of 2005, compared with $1,425,543 in the comparable period in 2004. Second quarter 2005 interest income of $2,657,246, an increase of $581,838 or 28.0% over the same period total of $2,075,408 in 2004, includes $2,524,236 income on loans, $118,996 income on securities, and $14,014 income on federal funds sold and other interest-bearing accounts. Interest income of $2,075,408 during the second quarter of 2004 included $1,940,982 of income on loans, $126,158 income on investment securities, and $8,268 income on federal funds sold and other interest-bearing accounts. Interest expense of $759,774 for the second quarter of 2005, up $109,909 or 16.9% from the same period in 2004, consists of interest on deposits of $657,152, and on other borrowings of $102,622. Second quarter 2004 interest expense of $649,865 consisted of interest on deposits of $540,994, and interest on other borrowings of $108,871. An increase in yields on interest earning assets, coupled with an increase in the amount of interest earning assets, contributed to the increase in net interest income in the second quarter of 2005, compared to the same quarter of 2004. Income from available-for-sale securities is down from the second quarter of 2004 primarily because of a decrease in average securities for the period. The increase in interest expense in the second quarter of 2005, compared to the same period of 2004, was due to both the increased average cost of deposits during 2005, after short term rates have increased by 225 basis points since the current rate trend started in mid 2004, and the increased average amount of interest bearing deposits compared to the second quarter of 2004. The decrease in long-term debt is due to the payoff in the third quarter of 2004 of $3,000,000 of debt at the Company, using proceeds from the issuance of cumulative convertible preferred stock completed during the third quarter of 2004. The increase in yields on interest earning assets during the second quarter of 2005, compared to the same period of 2004, is primarily attributable to the increase by 225 basis points of short-term interest rates since late June 2004. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a rising short-term rate environment, such as occurred during the second quarter of 2005, more of the Bank's interest earning assets, primarily loans, reprice up faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets.

Net interest income was $3,644,183 for the six months ended June 30, 2005, an increase of $840,083 or 30.0% over the total of $2,804,100 for the same period of 2004. Interest income of $5,070,017 for the first six months of 2005 included $4,803,919 income on loans, $238,859 income on investment securities, and $27,239 income on federal funds sold and other interest-bearing accounts. Total interest income of $4,137,739 for the first six months of 2004 consisted of $3,855,602 income on loans, $267,653 income on investment securities, and $14,484 income on federal funds sold and other interest-bearing accounts. Interest expense for the first six months of 2005 totaled $1,425,834, and included $1,238,835 interest on deposits, and $186,999 expense on other borrowings. The comparable period of 2004 had interest expense of $1,333,639, of which $1,092,721 was interest on deposits, and $240,918 was expense on other borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses expense for the quarter ended June 30, 2005, was $85,000, an increase of $40,000 over the total of $45,000 for the same quarter of 2004. As shown in the table in Footnote 3, the Company had net recoveries of loans charged off totaling $50,211 for the second quarter of 2005, compared to net charge-offs totaling $26,170 for the same quarter of 2004, a positive variance of $76,381. The increase in the provision expense for the second quarter of 2005, compared to the same quarter of 2004, was due to the overall increase in loans, requiring an allocation for loan losses for the unallocated reserve. See a discussion of asset quality included in the Asset Quality section of the Balance Sheet Review.

The provision for loan losses expense was $120,000 for the first half of 2005, equal to the $120,000 for the same period of 2004.

NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2005 and 2004, respectively, was $361,333 and $396,141, a decrease of $34,808 or 8.8%. Income from service charges on deposit accounts decreased $3,441, or 1.6%, to $213,024 during the second quarter of 2005 from $216,465 for the second quarter of 2004. Despite an overall increase in deposit accounts for the periods, fee income from insufficient fund charges decreased, offsetting other account fees. Income from mortgage banking decreased $38,744, to $97,443 during the second quarter of 2005 from $136,187 in the same period of 2004. The decrease in mortgage banking income in 2005 is primarily due to increased competition in the local market, as the company reduced fees charged to customers, to maintain market share.

Non-interest income for the six months ended June 30, 2005 and 2004, respectively, was $693,229 and $664,865, an increase of $28,364 or 4.3%. Service charges on deposit accounts comprised the largest part of non-interest income for both six-month time periods, totaling $405,170 and $409,400 for 2005 and 2004, respectively. Income from mortgage banking decreased to $195,070 for the first six months of 2005 from $214,996 for the same period of 2004. Losses from the sale of investment securities during the first six months of 2004 totaled $34,368, compared to no activity for the same period of 2005.

NON-INTEREST EXPENSE

Non-interest expense was $1,409,487 in the second quarter of 2005, down from $1,508,135 in the same quarter of 2004, a decrease of $98,648 or 6.5%. A decrease in salary and employee benefit expense of $78,725, due primarily to a reduction in FTE's, coupled with a decrease of $24,373 in professional fees, primarily legal fees, accounted for significant variances compared to the same period in 2004.

For the six months ended June 30, 2005 and 2004, respectively, non-interest expense was $2,769,378 and $2,869,008, a decrease of $99,630, or 3.5%. A decrease in salary and employee benefit expense of $170,682, due primarily to a reduction in FTE's, was the largest positive variance comparing the first half of 2005 to 2004. Franchise shares and deposit tax was up $46,953 compared to 2004, primarily due to an adjustment made to the 2004 total. The increase in other non-interest expense is associated with a number of accounts, with the largest variances compared to the first half of 2004 comprising an increase of $25,581 in correspondent bank charges, and $20,976 in fees associated with maintaining and disposing of property in the other real estate owned category.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2005. During the second quarter of 2005, income tax expense totaled $260,300 compared to $85,800 for the same period of 2004. For the first half of 2005, income tax expense totaled $492,800, compared to $151,600 during the same period of 2004. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

OVERVIEW

Total assets at June 30, 2005 were $179,595,850, up from $169,512,086 at
December 31, 2004 and up from $164,735,856 a year ago. Average total assets for the second quarter of 2005 were $176,669,278, up $13,785,141 from the second quarter of 2004 average of $162,884,137.

LOANS

At June 30, 2005 loans (excluding mortgage loans held for sale) totaled $156,553,695, compared with $146,950,427 at December 31, 2004 and $138,553,598 a year ago, an increase of $9,603,268 and $18,000,097 respectively. Loans averaged $152,885,927 during the second quarter of 2005, an increase of $14,345,200 or 10.4%, over the average total of $138,540,727 for the second quarter of 2004.

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

The Bank had non-performing loans totaling $533,141 at June 30, 2005, compared to $720,041 at December 31, 2004 and $1,644,610 at June 30, 2004. Included in
the non-performing loan total at June 30, 2005 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties, which it had expected to produce significant revenues, had failed to produce any revenue, was unlikely to ever produce revenues and that the property's value is now negligible, and further that the revenue from the other properties was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings, which are expected to culminate by the end of 2005. Also included in the June 30, 2005 non-performing loan total are two loans totaling $15,089 that were greater than 90 days past due.

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $533,141 at the end of the second quarter of 2005, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $720,041 at December 31, 2004, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,890,776 at June 30, 2005, an increase of $170,211, or 9.9% over the December 31, 2004 level of $1,720,565. The allowance represents 1.21% of period-end loans, compared to 1.17% of period-end loans at December 31, 2004. The allowance as a percentage of period-end loans increased at June 30, 2005, compared to December 31, 2004, because of the increase in the unallocated portion of the loan portfolio, which is maintained to recognize the imprecision in estimating and measuring losses. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Historical loss rates are applied to other loans not subject to reserve allocations. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring losses when evaluating reserves for individual loans or pools of loans. These historical loss rates may be adjusted for significant factors that, in managements judgment, reflect the impact of any current conditions on loss recognition, including the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.


SECURITIES

Securities (all classified as available for sale) decreased from $12,888,985 at December 31, 2004 to $12,656,827 at June 30, 2005. At June 30, 2004, securities totaled $12,860,270.


DEPOSITS AND BORROWED FUNDS

Total deposits averaged $138,283,062 in the second quarter of 2005, an increase of $7,595,387 from the comparable 2004 quarter average of $130,687,675. As of June 30, 2005, total deposits were $140,626,710, and included $122,978,762 of interest bearing deposits. This compares to total deposits of $130,528,737 at December 31, 2004, which included $115,513,433 of interest bearing deposits. Total deposits at June 30, 2004, were $133,478,613, and included interest bearing deposits of $119,106,637.

The Bank had $3,556,919 of deposits secured by securities sold under agreements to repurchase on June 30, 2005. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $4,124,133 during the second quarter of 2005.

At June 30, 2005, the Company had established Federal Funds lines of credit totaling $10,050,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At June 30, 2005, the Bank had four outstanding FHLB advances totaling $14,000,000. The first FHLB advance which was issued May 26, 2005, matures May 26, 2006 and has a fixed interest rate of 3.90%. The second FHLB advance, which was issued June 9, 2003, matures June 9, 2006, and has a fixed interest rate of 2.03%. The third FHLB advance, which was issued January 21, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The final FHLB advance, which was issued May 2, 2005, matures May 2, 2007, and has a fixed rate of interest of 4.19%. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At June 30, 2005, the Bank had available collateral to borrow an additional $6.9 million from the FHLB.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of June 30, 2005, December 31, 2004, and June 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                            June 30,   December 31,    June 30,
                                             2005         2004           2004
                                            -----         ----           ----

         Tier 1 risk based ...........       11.64%      11.80%          9.23%
              Regulatory minimum .....        4.00        4.00           4.00
              Well-capitalized minimum        6.00        6.00           6.00
         Total risk based ............       12.88%      13.00%         10.48%
              Regulatory minimum .....        8.00        8.00           8.00
              Well-capitalized minimum       10.00       10.00          10.00
         Leverage ....................       10.11%      10.00%          7.69%
              Regulatory minimum .....        4.00        4.00           4.00
              Well-capitalized minimum        5.00        5.00           5.00



The table below sets forth the Company's ratios as of June 30, 2005, December 31, 2004, and June 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:


                                          June 30,   December 31,   June 30,
                                            2005       2004          2004
                                           -----       ----          ----

         Tier 1 risk based ...........       9.51%     9.43%        7.21%
              Regulatory minimum .....       4.00      4.00         4.00
              Well-capitalized minimum       6.00      6.00         6.00
         Total risk based ............      13.21%    13.55%        8.46%
              Regulatory minimum .....       8.00      8.00         8.00
              Well-capitalized minimum      10.00     10.00        10.00
         Leverage ....................       8.29%     7.99%        6.01%
              Regulatory minimum .....       4.00      4.00         4.00
              Well-capitalized minimum       5.00      5.00         5.00

All capital ratios at the Bank and Company increased from June 30, 2004 to June 30, 2005, primarily as a result of the sale of Preferred Stock by the Company during the third quarter of 2004, and the subsequent injection of capital into the Bank. The sale of the Preferred Stock netted $7,659,340 to the Company. See note 7 of the Notes to the Condensed Consolidated Financial Statements. All ratios for the Bank and the Company are greater than the minimum capital ratios for well-capitalized companies as of June 30, 2005.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the second quarter of 2005, the Company's principal sources of funds have been the acquisition of customers' deposits, repayments of loans, and other funds from bank operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," or similar expressions. These forward-looking statements may address, among other things, the Company's business plans, objectives or goals for future operations, our forecasted revenues, earnings, assets or other measures of performance. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements made or incorporated by reference in this report include, but are not limited to:

- the strength of the United States economy in general and the strength of the Bowling Green economy in particular;
- changes in interest rates, yield curves and interest rate spread relationships;
- deposit flows, cost of funds, and costof deposit insurance on premiums;

- changes in the quality or composition of the Company's loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
- increased competition or market concentration;
- changes in tax or accounting principles; and
- new state or federal legislation, regulations or the initiation or outcome of litigation.

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. Other risks are identified in the Company's Form 10-KSB for the period ended December 31, 2004.
                                        20

ITEM 3. CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal controls over financial reporting identified during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the Company was held on April 21, 2005. The following directors were elected to three year terms, ending in 2008, with the vote totals as shown:

                                            Votes for         Votes withheld

         Barry D. Bray                      728,767                   11,572
         Sarah Glen Grise                   733,753                    6,586
         Chris B. Guthrie                   733,753                    6,586
         John T. Perkins                    728,767                   11,572
         Wilson Stone                       733,753                    6,586

         The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

         NAME                                        TERM EXPIRES IN
         ----                                        ---------------
         Jerry E. Baker                                        2006
         Mary D. Cohron                                        2006
         Floyd H. Ellis                                        2006
         John J. Kelley                                        2006
         Billy J. Bell                                         2007
         Ken Hightower                                         2007
         Joe B. Natcher                                        2007
         Jack Sheidler                                         2007

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


                           CITIZENS FIRST CORPORATION



Date:    August 15, 2005                                    /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                        (President and Chief Executive Officer
                                        (Principal Executive Officer)



         August 15, 2005                                    /s/ Bill D. Wright
                                                            ------------------
                                                                Bill D. Wright
                                     Vice-President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

10.1 Real Estate Sales Contract Between Martin Land Development and Citizens First Bank.

10.2     Lease Between Citizens First Bank and Martin Management Group, Inc.
                                           24