Form 10QSB
period 2005-09-30
CITIZENS FIRST CORP
filed 2005-11-14
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB


  X  Quarterly report under Section 13 or 15(d) of the
               Securities Exchange Act of 1934
     For the quarterly period ended September 30, 2005

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         CLASS                               OUTSTANDING AT NOVEMBER 14, 2005
         -----                               --------------------------------

Common Stock, no par value                                    893,643


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

PART II.  OTHER INFORMATION

         ITEM 1. Legal Proceedings                                         None

         ITEM 2. Unregistered Sales of Equity Securities and
                 Use of Proceeds                                           None

ITEM 3.  Defaults Upon Senior Securities                                   None

ITEM 4. Submission of Matters to a Vote of Security Holders                None

         ITEM 5. Other Information                                         None

         ITEM 6. Exhibits                                                    22

         Signatures                                                          23

         Exhibits                                                         24-27


PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                  (Unaudited)
                                                                           SEPTEMBER 30, 2005          DECEMBER 31, 2004
                                                                           ------------------          -----------------
ASSETS
 Cash and due from banks                                                           $8,035,993                 $3,910,629
 Federal funds sold                                                                         -                    169,078
                                                                               --------------                -----------

     Cash and cash equivalents                                                      8,035,993                  4,079,707
Available for sale securities                                                      12,308,326                 12,888,985
Federal Home Loan Bank (FHLB) stock                                                   606,400                    582,800
Mortgage loans held for sale                                                        1,046,811                    649,500
Loans                                                                             158,689,160                146,950,427
Less allowance for loan losses                                                      1,949,704                  1,720,565
                                                                               --------------                -----------
    Net loans                                                                     156,739,456                145,229,862
 Premises and equipment, net                                                        7,605,132                  3,628,317
 Interest receivable                                                                1,047,324                    788,871
 Deferred income taxes                                                                589,873                    549,292
 Goodwill                                                                             936,416                    936,416
 Other assets                                                                         224,286                    178,336
                                                                               --------------                -----------
    Total assets                                                                 $189,140,017               $169,512,086
                                                                               ==============               ============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits                                                                $15,326,475                $15,015,304
   Savings, NOW and money market deposits                                          49,073,269                 54,770,108
   Time deposits                                                                   81,933,150                 60,743,325
                                                                               --------------               ------------
     Total deposits                                                               146,332,894                130,528,737

 Federal funds purchased                                                            2,598,000                  2,500,000
 Securities sold under agreements to repurchase                                     2,649,642                  3,872,532
 Long-term debt                                                                    17,000,000                 13,000,000
 Income taxes payable                                                                 281,676                    155,814
 Accrued interest and other liabilities                                               893,970                  1,278,363
                                                                               --------------               ------------

    Total liabilities                                                             169,756,183                151,335,446

 Stockholders' equity:
   Preferred stock cumulative;500 shares authorized;
   250 shares issued and outstanding; no par value,
   at September 30, 2005 and at December 31, 2004                                   7,659,340                  7,659,340

   Common stock, no par value, authorized 5,000,000
   shares; issued and outstanding 893,643 and 887,719,
   shares, respectively at September 30, 2005
   and December 31, 2004                                                           10,079,986                  9,975,130
   Retained earnings                                                                1,950,312                    851,972
   Accumulated other comprehensive income (loss)                                     (305,804)                  (309,802)
                                                                               --------------               ------------
   Total stockholders' equity                                                      19,383,834                 18,176,640
                                                                               --------------               ------------

    Total liabilities
     and stockholders' equity                                                    $189,140,017               $169,512,086
                                                                               ==============               ============
 See accompanying notes to consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Operations
 (Unaudited)
 For the three months ended September 30:


                                                                                      2005             2004
                                                                                      -----            ----

 Interest income
   Loans, including fees                                                         $2,766,312       $2,044,843
   Available-for-sale securities                                                    117,454          123,356
   Federal funds sold                                                                 4,342            7,244
   Dividends on FHLB stock                                                            7,362            5,989
                                                                                ------------     -----------
   Total interest income                                                          2,895,470        2,181,432
 Interest expense
   Deposits                                                                         766,251          513,785
   Securities sold under agreements to repurchase                                     7,533            9,236
  Long-term debt                                                                    100,979           76,365
  Federal funds purchased                                                            20,788            1,957
                                                                                ------------     -----------
    Total interest expense                                                          895,551          601,343
                                                                                ------------     -----------
   Net interest income                                                            1,999,919        1,580,089
   Provision for loan losses                                                         95,000           40,000
                                                                                ------------     -----------
 Net interest income after
   provision for loan losses                                                      1,904,919        1,540,089
                                                                                ------------     -----------
 Non-interest income
   Service charges on deposit accounts                                              210,470          213,918
   Other service charges and fees                                                    24,960           26,010
   Mortgage banking income                                                          122,479          136,902
   Lease income                                                                      36,862                -
   Trust referral fees                                                                5,500            3,000
   Other income                                                                       8,298            6,785
                                                                                ------------     -----------
   Total non-interest income                                                        408,569          386,615
 Non-interest expenses
   Salaries and employee benefits                                                   750,573          752,534
   Net occupancy expense                                                            109,821           89,370
   Furniture and equipment expense                                                   92,792          106,643
   Advertising                                                                       65,554           56,955
   Professional fees                                                                 62,040           56,681
   Legal fees                                                                       121,450          107,354
   Data processing services                                                         111,914           88,885
   FDIC and other insurance                                                          17,943           26,961
   Franchise shares and deposit tax                                                  51,150           42,600
   Business manager expense                                                           1,493            9,074
   Postage, printing and supplies                                                    30,237           22,175
   Telephone and other communication                                                 33,197           26,567
   Other                                                                             59,184           93,567
                                                                                -----------      -----------
   Total non-interest expenses                                                    1,507,348        1,479,366
                                                                                -----------      -----------
 Income before income taxes                                                         806,140          447,338
  Income tax expense                                                                274,200          146,750
                                                                                -----------      -----------
 Net income                                                                         531,940          300,588
 Preferred dividends                                                               (131,036)        (109,671)
                                                                                -----------      -----------
 Net income available for common shareholders                                      $400,904         $190,917
                                                                                ===========      ===========
 Basic earnings per common share                                                      $0.45            $0.23
 Diluted earnings per common share                                                    $0.37            $0.23
 See accompanying notes to consolidated financial statements.


Citizens First Corporation
Consolidated Statements of Operations
 (Unaudited)
 For the nine months ended September 30:

                                                                                      2005              2004
                                                                                      -----             ----

 Interest income
   Loans, including fees                                                         $7,570,231        $5,900,445
   Available-for-sale securities                                                    356,313           391,009
   Federal funds sold                                                                17,926            11,184
   Dividends on FHLB stock                                                           21,017            16,533
                                                                                ------------       ----------
   Total interest income                                                          7,965,487         6,319,171
 Interest expense
   Deposits                                                                       2,005,086         1,606,506
   Securities sold under agreements to repurchase                                    24,427            28,775
  Long-term debt                                                                    249,240           287,064
  Federal funds purchased                                                            42,632            12,637
                                                                                -----------        ----------
  Total interest expense                                                          2,321,385         1,934,982
                                                                                -----------        ----------
   Net interest income                                                            5,644,102         4,384,189
   Provision for loan losses                                                        215,000           160,000
                                                                                -----------        ----------
 Net interest income after
   provision for loan losses                                                      5,429,102         4,224,189
                                                                                -----------        ----------
 Non-interest income
   Service charges on deposit accounts                                              615,640           623,318
   Other service charges and fees                                                    80,681            76,897
   Mortgage banking income                                                          317,549           351,898
   Net realized (losses) on sale of available-for-sale securities                         -           (34,368)
   Lease income                                                                      47,288               890
   Trust referral fees                                                               14,500             9,500
   Other income                                                                      26,140            23,345
                                                                                -----------         ---------
   Total non-interest income                                                      1,101,798         1,051,480
 Non-interest expenses
   Salaries and employee benefits                                                 2,111,432         2,284,075
   Net occupancy expense                                                            290,406           273,361
   Furniture and equipment expense                                                  281,221           319,812
   Advertising                                                                      185,545           148,719
   Professional fees                                                                168,078           155,830
   Legal fees                                                                       250,128           213,174
   Data processing services                                                         302,257           272,846
   FDIC and other insurance                                                          77,601           126,275
   Franchise shares and deposit tax                                                 153,450            97,947
   Business manager expense                                                           7,474            37,483
   Postage, printing and supplies                                                    84,790            73,067
   Telephone and other communication                                                 95,033            91,739
   Other                                                                            269,312           254,016
                                                                                -----------         ---------
   Total non-interest expenses                                                    4,276,726         4,348,374
                                                                                -----------         ---------
 Income before income taxes                                                       2,254,174           927,295
  Income tax expense                                                                767,000           298,350
                                                                                -----------         ---------
 Net income                                                                       1,487,174           628,945
 Preferred dividends                                                               (388,835)         (109,671)
                                                                                ------------        ---------
  Net income available for common shareholders                                   $1,098,339          $519,274
                                                                                ============        =========
 Basic earnings per common share                                                      $1.23             $0.62
 Diluted earnings per common share                                                    $1.03             $0.62
 See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)



 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                               2005                     2004
 ---------------------------------------                                               ----                     ----

 Balance January 1                                                              $18,176,640                 $9,610,377
   Net income                                                                     1,487,174                    628,945
   Issuance of common stock                                                         104,856                     54,149
   Issuance of preferred stock                                                            -                  7,659,340
   Payment of preferred dividends, $1,555.34 per share for
   2005 and $438.68 per share for 2004                                             (388,835)                 (109,671)
   Other comprehensive income (loss), net of tax                                      3,999                    126,554
                                                                               ------------              -------------
 Balance at end of period                                                       $19,383,834                $17,969,694
                                                                                ===========              =============
 See accompanying notes to consolidated financial statements.


Citizens First Corporation
Consolidated Statements of Comprehensive Income
 (Unaudited)


 For the nine months ended September 30:                              2005            2004
                                                                      ----            ----

   Net income ..................................................  $  1,487,174  $   628,945
    Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on available for sale
    securities, net of income taxes (benefits) of $2,060 and
    $53,509, arising during the period, respectively............        3,999       103,871
                                                                  ------------  -----------
Comprehensive income ........................................... $  1,491,173   $   732,816
                                                                   ==========   ===========
See accompanying notes to consolidated financial statements ....


Citizens First Corporation
Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the three months ended September 30:                           2005         2004
                                                                    ----         ----

Net income ...................................................   $ 531,940    $ 300,588
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on available for sale
 securities, net of income taxes (benefits) of $(70,144) and
 $174,242, arising during the period, respectively ......
                                                                  (136,162)     338,234
                                                                 ---------    ---------
Comprehensive income .........................................   $ 395,778    $ 638,822
                                                                 =========    =========
See accompanying notes to consolidated financial statements.


 CITIZENS FIRST CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                                 (Unaudited)       (Unaudited)
                                                                      2005             2004
                                                                       ----             ----
 OPERATING ACTIVITIES:
 Net  income .................................................   $  1,487,174    $    628,945
 Items not requiring (providing) cash:
   Depreciation and amortization .............................        284,409         340,248
   Provision for loan losses .................................        215,000         160,000
   Amortization of premiums and discounts on securities ......         10,159          15,591
   Loss on sale of property, plant and equipment .............           --             2,259
   Loss on sale of other real estate owned ...................          6,803              --
   Deferred income taxes (benefits) ..........................        (40,581)        (84,770)
   Net realized losses on disposition of investment securities           --            34,368
   Gains on sales of loans ...................................       (264,795)       (306,367)
   Sale of mortgage loans held for sale ......................     19,238,834      16,063,220
  Origination of mortgage loans for sale .....................    (19,371,350)    (15,813,061)
   FHLB stock dividend received ..............................        (20,800)        (16,300)
Changes in:
   Interest receivable .......................................       (258,453)       (123,349)
   Income taxes receivable ...................................           --          (187,764)
   Other assets ..............................................         13,297          81,315
   Interest payable and other liabilities ....................       (259,915)        566,069
                                                                  -----------    ------------
           Net cash from operating  activities ...............      1,039,782       1,360,404
INVESTING ACTIVITIES:
 Net changes in loans ........................................    (11,989,738)     (6,162,763)
 Purchases of premises and equipment .........................     (4,243,827)        (62,995)
 Proceeds from sale of property, plant and equipment .........           --               625
 Proceeds from maturities of securities available for sale ...        576,558         703,539
 Proceeds from sales of available-for-sale securities ........           --         4,727,438
 Purchase of FHLB stock ......................................         (2,800)       (135,300)
 Proceeds from sale of other real estate owned ...............        264,929              --
                                                                  ------------   ------------
           Net cash from investing activities ................    (15,394,878)       (929,456)
FINANCING ACTIVITIES:
 Net increase (decrease)  in deposits ........................     15,804,157      (3,278,575)
 Net increase (decrease) in other borrowings .................      4,000,000      (1,000,000)
 Net increase (decrease) in federal funds ....................     (1,124,890)     (1,435,286)
 purchased and  repurchase agreements
 Issuance of  preferred stock ................................           --         7,659,340
 Dividends paid on preferred stock ...........................       (388,835)       (109,671)
  Issuance of common stock ...................................         20,950          54,149
                                                                 ------------    ------------
 Net cash from financing activities ..........................     18,311,382       1,889,957
                                                                 ------------    ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS ...................      3,956,286       2,320,905
 Cash and cash equivalents at beginning of period ............      4,079,707       5,233,396
                                                                 ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  8,035,993    $  7,554,301
                                                                 ============    ============
Supplemental Cash Flow Information:
 Cash paid for interest ......................................   $  2,212,654    $  1,969,904
 Cash paid for income taxes ..................................   $    925,500    $    521,558
Real estate acquired in settlement of loans: .................   $    265,144    $          -
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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year. Those adjustments consist only of normal recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date.

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

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the quarter and nine months ended September 30, 2005 and 2004.

                                                 QUARTER ENDED SEPTEMBER 30
                                                   2005                2004
                                              ----------------------------------
Net income, as reported                        $   531,940        $    300,588
Less:  Total  stock-based  employee
compensation  cost determined under the
fair value based method, net of income taxes        26,367               7,564

Pro forma net income                           $   505,573        $    293,024

Earnings per share:
Basic - as reported                                 $ 0.45              $ 0.22
Basic - pro forma                                   $ 0.42              $ 0.22
Diluted - as reported                               $ 0.37              $ 0.22
Diluted - pro forma                                 $ 0.35              $ 0.22

                                                  Nine Months Ended September 30
                                                      2005                2004
                                             -----------------------------------
Net income, as reported                        $   1,487,174      $     628,945
Less:  Total  stock-based  employee
compensation  cost determined under the
fair value based method, net of income taxes          96,017             42,839

Pro Forma net income                           $   1,391,157       $    586,106

Earnings per share:
Basic - as reported                                   $ 1.23             $ 0.59
Basic - pro forma                                     $ 1.12             $ 0.59
Diluted - as reported                                 $ 1.03             $ 0.59
Diluted - pro forma                                   $ 0.97             $ 0.59

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

A summary of the status of the plans at September 30, 2005 and 2004, and changes during the periods then ended is presented below:

                                                      2005                                   2004
                                                          Weighted-Average                       Weighted-Average
                                            Shares         Exercise Price         Shares          Exercise Price
                                     -------------------------------------------------------------------------------

Outstanding, beginning of year              51,035          $   13.50              --            $     --
Granted                                     48,305              14.44           51,975              13.50
Exercised                                   (1,575)             13.30              --
Forfeited                                  (11,507)             13.82              --
Expired                                         --                 --              --

Outstanding, end of period                  86,258          $   13.99           51,975           $  13.50

Options exercisable, end of period          25,819                              9,975

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:


                                                                 2005
                                                             ----------------

Dividend yields                                                       0%
Volatility factors of expected market price of common stock       22.46%
Risk-free interest rates                                           3.77%
Expected life of options                                         6 Years

Weighted-average fair value of options granted during the year    $ 4.50



The following table summarizes information about stock options under the plans outstanding at September 30, 2005:


                                            Options Outstanding          Options Exercisable
   Range of        Number       Weighted-Average Remaining   Weighted-Average    Number     Weighted-Average
Exercise Prices  Outstanding         Contractual Life         Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------------------

    $13.57         33,390            8.2 years                $13.57           11,119          $13.57
    $13.57          4,200            8.2 years                $13.57            4,200          $13.57
    $12.76          4,200            8.7 years                $12.76            4,200          $12.76
    $14.33         38,168            9.2 years                $14.33             --            $14.33
    $15.19          6,300            9.7 years                $15.19            6,300          $15.19

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:

                                                      September 30,      September 30,
                                                     ---------------------------------
                                                          2005                2004
                                                     ---------------------------------

Balance, beginning of year ............................   $ 1,720,565   $ 1,904,377
Provision charged to expense ..........................       215,000       160,000
Loans charged off, net of recoveries of $129,687 for
   September 30, 2005 and $5,120 for September 30, 2004        14,139      (366,970)
                                                          -----------   -----------

Balance, September  30, 2005 and September 30, 2004,
respectively............................................  $ 1,949,704   $ 1,697,407
                                                          ===========   ===========

(4) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the former Commonwealth shareholders' option, an additional

25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price is accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in the initial transaction amounted to $380,000. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,790 shares of the Company's common stock, to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. In January 2005, the Bank paid $251,717 in cash, and in March 2005 the Company issued 5,778 shares of the Company's common stock to the former Commonwealth shareholders as the second installment of the deferred contingent purchase price. At September 30, 2005, goodwill from this transaction totaled $936,416.

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

(6)  EARNINGS PER SHARE
On April 20, 2005, the Board of Directors declared a 5% common stock dividend to shareholders of record on April 29, 2005, payable May 30, 2005. All references to common shares and earnings per share have been restated to reflect the stock dividend. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. For the three months and nine months ended September 30, 2004, all stock options were anti-dilutive. For the three months and nine months ended September 30, 2005, no stock options were anti-dilutive. The following table reconciles the basic and diluted earnings per share computations for the quarters and nine months ending September 30, 2005 and 2004.


                                       QUARTER ENDED SEPTEMBER 30, 2005       QUARTER ENDED SEPTEMBER 30, 2004
                                     ------------------------------------- ----------------------------------------
                                               WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
   BASIC EARNINGS PER SHARE
Net income ....................   $   531,940                              $ 300,588
      Less: Dividends on
        preferred stock .......      (131,036)                              (109,671)
                                  -----------                              ----------

      Net income available
       to common shareholders .       400,904        893,643    $  0.45      190,917      886,260   $  0.22
                                                                =======                              ======

   EFFECT OF DILUTIVE
     SECURITIES
      Convertible preferred ...
        stock .................       131,036        541,800                      --         --
      Stock options ...........          --           10,280                      --         --
                                     --------    -----------               -----------   -------



   DILUTED EARNINGS (LOSS)
     PER SHARE
      Net income available to
        common shareholders and
        assumed conversions
                                  $   531,940      1,445,723    $ 0.37      $ 190,917     886,260    $ 0.22
                                  ===========    ===========    ======    ===========   ===========  ======

                                      NINE MONTHS ENDED SEPTEMBER 30, 2005   NINE MONTHS ENDED SEPTEMBER 30, 2004
                                     --------------------------------------------------------------------------------
                                                  WEIGHTED-AVERAGE                WEIGHTED-AVERAGE
                                                    SHARES      PER SHARE            SHARES   PER SHARE
                                   INCOME                       AMOUNT     INCOME              AMOUNT
                                 -----------------------------------------------------------------------------------

   BASIC EARNINGS PER SHARE
   Net income ..............   $ 1,487,174                               $ 628,945
   Less: Dividends on
     preferred stock .......      (388,835)                               (109,671)
                               -----------                                ---------

   Net income available
    to common shareholders .     1,098,339        891,958    $   1.23      519,274   885,110   $   0.59
                                                             ========                          ========

EFFECT OF DILUTIVE
  SECURITIES
   Convertible preferred ...
     stock .................      388,835        541,800                    --            --
   Stock options ...........            0          5,097                    --            --
                                  -------      ---------                 ---------   -------



DILUTED EARNINGS (LOSS)
  PER SHARE
   Net income available to
     common shareholders and
     assumed conversions
                               $ 1,487,174      1,438,855    $   1.03  $   519,274   885,110  $    0.59
                               ===========    ===========    ========  ===========  ========  =========


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

(9)NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. As discussed in the Stock Compensation Expense disclosure in Note 1 above, the cost of stock options is measured at the fair value of the options when granted. This cost will be required to be expensed over the employee service period, which is normally the vesting period of the options. This Standard was originally to apply to stock option awards granted or modified after the first quarter or year following June 15, 2005. However, this requirement has been postponed until the first quarter or year following December 15, 2005. Compensation cost will also be recorded for options already granted that have a vesting period beyond the date of adoption.

The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted. The effect of existing options that will continue to vest after the adoption date is anticipated to be immaterial. There will also be no significant effect on the financial position of the Company as total equity will not change as a result of the required recording of compensation cost.


(10) SUBSEQUENT EVENTS

In 2003, Citizens First Bank, Inc., a wholly owned subsidiary of Citizens First Corporation, initiated an action to recover the outstanding principal balance of and interest on three loans to one borrower totaling approximately $1,675,000. After obtaining a default judgment against the borrower and guarantors, the Bank filed a garnishment action in Travis County, Texas to recover certain of the borrower's assets in the possession of third parties, consisting primarily of the proceeds generated from a producing oil and gas well in Texas. On November 3, 2005, the court indicated that it would enter an order granting the Bank's request for declaratory relief against certain intervening parties claiming a superior interest in the well and its proceeds. As a result of an agreement entered into between the Bank and the intervening parties, the court's grant of relief will be non-appealable. In the fourth quarter of 2005, the Bank is expected to receive approximately $1,000,000 of the proceeds from the well currently being held in the registry of the court. The Bank previously had charged off $1,043,050 of the loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of September 30, 2005, the Company and Bank employed sixty-five employees (fifty-eight full-time equivalent employees).

The Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened branch offices at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and at 1200 South Main Street, Franklin, Kentucky in February 2003. During the third quarter of 2005, the Bank purchased a 30,000 square foot office building, located at 1065 Ashley Street in Bowling Green, Kentucky for $3,750,000. The Bank has received permission from the appropriate regulatory authorities to move its headquarters to this facility, and also to open a retail branch in the building. Approximately 15,000 square feet of the first floor of this building is leased. The bank offices will primarily be occupied by senior management, commercial lenders, deposit operations, loan accounting, finance, and information systems personnel. The purchase price was funded through the acquisition of deposits generated by the bank.

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

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 5.2% is in line with the national unemployment rate of approximately the same. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 14 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,890,776 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2005.

RESULTS OF OPERATIONS

For the three months ended September 30, 2005, the Company reported net income of $531,940, or $0.45 and $0.37 per basic and diluted common share, respectively, compared to net income of $300,588, or $0.23 per basic and diluted common share, for the same period ended September 30, 2004.

For the nine months ended September 30, 2005, the Company reported net income of $1,487,174, or $1.23 and $1.03 per basic and diluted common share, respectively, compared to net income of $628,945, or $0.62 per basic and diluted common share, for the same period ended September 30, 2004.

NET INTEREST INCOME

Net interest income was $1,999,919 in the third quarter of 2005, compared with $1,580,089 in the comparable period in 2004. Third quarter 2005 interest income of $2,895,470, an increase of $714,038 or 32.7% over the same period total of $2,181,432 in 2004, includes $2,766,312 income on loans, $117,454 income on securities, and $11,704 income on federal funds sold and other interest-bearing accounts. Interest income of $2,181,432 during the second quarter of 2004 included $2,044,843 of income on loans, $123,356 income on investment securities, and $13,233 income on federal funds sold and other interest-bearing accounts. Interest expense of $895,551 for the third quarter of 2005, up $294,208 or 48.9% from the same period in 2004, consists of interest on deposits of $766,251, and on other borrowings of $129,300. Third quarter 2004 interest expense of $601,343 consisted of interest on deposits of $513,785, and interest on other borrowings of $87,558. An increase in yields on interest earning assets, coupled with an increase in the amount of interest earning assets, contributed to the increase in net interest income in the third quarter of 2005, compared to the same quarter of 2004. Income from available-for-sale securities is down from the third quarter of 2004 primarily because of a decrease in average securities for the period. The increase in yields on interest earning assets during the third quarter of 2005, compared to the same period of 2004, is primarily attributable to the increase by 200 basis points of short-term interest rates since late September 2004. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a rising short-term rate environment, such as occurred during the third quarter of 2005, more of the Bank's interest earning assets, primarily loans, reprice up faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets. The increase in interest expense in the third quarter of 2005, compared to the same period of 2004, was due to both the increased average cost of deposits during 2005, after short term rates have increased by 200 basis points since September 2004, and the increased average amount of interest bearing deposits compared to the third quarter of 2004 and the increase in long-term debt in 2005.

Net interest income was $5,644,102 for the nine months ended September 30, 2005, an increase of $1,259,913 or 28.7% over the total of $4,384,189 for the same period of 2004. Interest income of $7,965,487 for the first nine months of 2005 included $7,570,231 income on loans, $356,313 income on investment securities, and $38,943 income on federal funds sold and other interest-bearing accounts. Total interest income of $6,319,171 for the first nine months of 2004 consisted of $5,900,445 income on loans, $391,009 income on investment securities, and $27,717 income on federal funds sold and other interest-bearing accounts. Interest expense for the first nine months of 2005 totaled $2,321,385, and included $2,005,086 interest on deposits, and $316,299 expense on other borrowings. The comparable period of 2004 had interest expense of $1,934,982, of which $1,606,506 was interest on deposits, and $328,476 was expense on other borrowings.


PROVISION FOR LOAN LOSSES

The provision for loan losses expense for the quarter ended September 30, 2005, was $95,000, an increase of $45,000 over the total of $40,000 for the same quarter of 2004. As shown in the table in Footnote 3, the Company had net recoveries of loans charged off totaling $14,139 for the first three quarters of 2005, compared to net charge-offs totaling $366,970 for the same period in 2004, a positive variance of $381,109. The increase in the provision expense for the third quarter of 2005, compared to the same quarter of 2004, was due to the overall increase in loans, requiring an allocation for loan losses for the unallocated reserve. See a discussion of asset quality included in the Asset Quality section of the Balance Sheet Review.

The provision for loan losses expense was $215,000 for the first nine months of 2005, as compared to $160,000 for the same period of 2004.

NON-INTEREST INCOME

Non-interest income for the three months ended September 30, 2005 and 2004, respectively, was $408,569 and $386,615, an increase of $21,954 or 5.7%. Income from service charges on deposit accounts decreased $3,448, or 1.6%, to $210,470 during the third quarter of 2005 from $213,918 for the third quarter of 2004. Despite an overall increase in deposit accounts for the periods, fee income from insufficient fund charges decreased, offsetting other account fees. Income from mortgage banking decreased $14,423, to $122,479 during the third quarter of 2005 from $136,902 in the same period of 2004. The decrease in mortgage banking income in 2005 is primarily due to increased competition in the local market, as the Company reduced fees charged to customers, to maintain market share. Lease income increased $36,862 in the third quarter of 2005 after the purchase of the new building was completed August 1, 2005. The lease income results from the tenants who lease out office space on the first floor of the building.

Non-interest income for the nine months ended September 30, 2005 and 2004, respectively, was $1,101,798 and $1,051,480, an increase of $50,318 or 4.8%.
Mortgage banking income declined $34,349 in the third quarter of 2005 as compared to the third quarter of 2004 with mortgage rates increasing in 2005 and causing demand therefore to decline in the mortgage large market. Lease income increased $46,398 in the first nine months of 2005 as compared to the first nine months of 2004. The lease income results from the tenants who lease out office space on the first floor of the new building purchased. Additional lease income was earned earlier in 2005 on another building the Company leased out. Losses from the sale of investment securities during the first six months of 2004 totaled $34,368, compared to no activity for the same period of 2005.

NON-INTEREST EXPENSE

Non-interest expense was $1,507,348 in the third quarter of 2005, up from $1,479,366 in the same quarter of 2004, an increase of $27,982 or 1.9%. An increase in legal fees of $14,096 due to a lawsuit on a debt recovery case in Texas caused most of this increase in the third quarter of 2005 as compared to the third quarter of 2004. Data processing services increased $23,029 from increased levels of business and the increased number of accounts now being processed as compared to one year ago.

For the nine months ended September 30, 2005 and 2004, respectively, non-interest expense was $4,276,726 and $4,348,344, a decrease of $71,618, or 1.6%. A decrease in salary and employee benefit expense of $172,643, due primarily to a reduction in FTE's, was the largest positive variance comparing the first nine months of 2005 to 2004.

FDIC insurance decreased $60,931 from the third quarter of 2004 to the third quarter of 2005 due to lower rates charged on the Bank's deposits by the FDIC Insurance Fund. Franchise shares and deposit tax was up $55,503 compared to 2004, primarily due to an adjustment made to the 2004 total from prior periods which was corrected in 2004. Legal fees increased $36,954 as a result of the legal fees incurred on the debt recovery case mentioned above. Advertising increased $36,826 as the Bank increased its print and media advertising due to increased competition. Data processing services increased $29,411 from increased levels of business and the increased number of accounts now being processed as compared to one year ago.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2005. During the third quarter of 2005, income tax expense totaled $274,200 compared to $146,750 for the same period of 2004. For the first nine months of 2005, income tax expense totaled $767,000, compared to $298,380 during the same period of 2004. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.


BALANCE SHEET REVIEW

OVERVIEW

Total assets at September 30, 2005 were $189,140,017, up from $169,512,086 at December 31, 2004 and up from $166,596,083 a year ago. Average total assets for the third quarter of 2005 were $183,554,135, up $17,179,190 from the third quarter of 2004 average of $166,374,945.

LOANS

At September 30, 2005 loans (excluding mortgage loans held for sale) totaled $158,689,160, compared with $146,950,427 at December 31, 2004 and $141,097,274 a year ago, an increase of $11,738,733 and $17,591,886 respectively. Loans averaged $156,981,504 during the third quarter of 2005, an increase of $16,434,270 or 11.7%, over the average total of $140,547,234 for the third quarter of 2004.


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

The Bank had non-performing loans totaling $799,336 at September 30, 2005, compared to $720,041 at December 31, 2004 and $727,007 at September 30, 2004. Included in the non-performing loan total at September 30, 2005 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. The three loans, originally totaling $1,675,000, are secured by substantially all the assets of the borrower and the guaranties of three individuals, a limited partnership and a limited liability company. During the third quarter of 2003, $1,043,050 of these loans was charged off, and approximately $112,000 was paid against the balance of the loans. The borrower's assets consist primarily of interests in energy related properties located in Texas and Louisiana. During the second quarter of 2003 the borrower advised the Company that one of the properties, which it had expected to produce significant revenues, had failed to produce any revenue, was unlikely to ever produce revenues and that the property's value is now negligible, and further that the revenue from the other properties was expected to be minimal. The borrower terminated its operations during the second quarter of 2003. The Bank is pursuing recovery in full of the aforementioned loans through various legal proceedings, which are expected to culminate by the end of 2005. On November 3, 2005, the court indicated that it would enter an order granting the Bank's request for declaratory relief against certain intervening parties claiming a superior interest in the well and its proceeds. As a result of an agreement entered into between the Bank and the intervening parties, the court's grant of relief will be non-appealable. In the fourth quarter of 2005, the Bank is expected to receive approximately $1,000,000 of the proceeds from the well currently being held in the registry of the court. The Bank previously had charged off $1,043,050 of the loans.

Added to non-performing loans in the third quarter of 2005 is a loan to an electrical contractor who has filed Chapter 7 Bankruptcy. The contractor had diversified into several non-related businesses and several accounts receivable became uncollectible. The total of this loan included in non-performing at September 30, 2005 is $218,715. This loan is 75% guaranteed by the Small Business Administration. Also included in the September 30, 2005 non-performing loan total are two loans totaling $50,214 that were greater than 90 days past due.

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $799,336 at the end of the third quarter of 2005, comprised of the above mentioned non-performing loans. The Bank had non-performing assets of $720,041 at December 31, 2004, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,949,704 at September 30, 2005, an increase of $229,139, or 13.3% over the December 31, 2004 level of $1,720,565. The allowance represents 1.23% of period-end loans, compared to 1.17% of period-end loans at December 31, 2004. The allowance as a percentage of period-end loans increased at September 30, 2005, compared to December 31, 2004, because of the increase in the unallocated portion of the loan portfolio, which is maintained to recognize the imprecision in estimating and measuring losses. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Historical loss rates are applied to other loans not subject to reserve allocations. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring losses when evaluating reserves for individual loans or pools of loans. These historical loss rates may be adjusted for significant factors that, in managements judgment, reflect the impact of any current conditions on loss recognition, including the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.


SECURITIES

Securities (all classified as available for sale) decreased from $12,888,985 at December 31, 2004 to $12,308,326 at September 30, 2005. At September 30, 2004,
securities totaled $13,110,999.

DEPOSITS AND BORROWED FUNDS

Total deposits averaged $143,706,162 in the third quarter of 2005, an increase of $12,900,170 from the comparable 2004 quarter average of $130,805,992. As of September 30, 2005, total deposits were $146,332,894, and included $131,006,419 of interest bearing deposits. This compares to total deposits of $130,528,737 at December 31, 2004, which included $115,513,433 of interest bearing deposits. Total deposits at September 30, 2004, were $130,450,517, and included interest bearing deposits of $117,712,169.

The Bank had $2,649,642 of deposits secured by securities sold under agreements to repurchase on September 30, 2005. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $3,446,692 during the third quarter of 2005.

At September 30, 2005, the Company had established Federal Funds lines of credit totaling $10,050,000 with four correspondent banks. The Company successfully applied for membership in the Cincinnati Federal Home Loan Bank during 2000, in order to be able to obtain advances and lines of credit from the FHLB. At September 30, 2005, the Bank had five outstanding FHLB advances totaling $17,000,000. The first FHLB advance which was issued May 26, 2005, matures May 26, 2006 and has a fixed interest rate of 3.90%. The second FHLB advance, which was issued June 9, 2003, matures June 9, 2006, and has a fixed interest rate of 2.03%. The third FHLB advance, which was issued January 21, 2004, matures January 20, 2006, and has a fixed interest rate of 2.21%. The fourth FHLB advance, which was issued May 2, 2005, matures May 2, 2007, and has a fixed rate of interest of 4.19%. The final FHLB advance, which was issued September 26, 2005, matured October 27, 2005, and had a fixed rate of interest of 3.95%. This advance was replaced with a $2,500,000 advance, which was issued October 27, 2005, and has a fixed interest rate of 4.19%, and a maturity date of November 28, 2005. The October 27, 2005 advance that matured was also replaced with a $500,000 advance, issued that day with a fixed rate of 4.83% with a maturiy of October 27, 2008. The Bank has a pre-arranged borrowing limit with the FHLB that is collateralized by 135% of unpaid principal balances of eligible 1-4 family residential mortgage loans. At September 30, 2005, the Bank had available collateral to borrow an additional $3.9 million from the FHLB.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of September 30, 2005, December 31, 2004, and September 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:



                               September 30,     December 31,      September 30,
                                 2005              2004                2004
                                 -----             ----                ----

Tier 1 risk based ...........    11.43%            11.80%             12.17%
  Regulatory minimum .....        4.00              4.00               4.00
  Well-capitalized minimum        6.00              6.00               6.00
Total risk based ............    12.64%            13.00%             13.41%
  Regulatory minimum .....        8.00              8.00               8.00
  Well-capitalized minimum       10.00             10.00              10.00
Leverage ....................    10.03%            10.00%             10.10%
  Regulatory minimum .....        4.00              4.00               4.00
  Well-capitalized minimum        5.00              5.00               5.00



The table below sets forth the Company's ratios as of September 30, 2005, December 31, 2004, and September 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                   September 30,   December 31,   September 30,
                                      2005           2004              2004
                                      -----          ----              ----

     Tier 1 risk based ...........     9.43%          9.43%            12.88%
       Regulatory minimum .....        4.00           4.00              4.00
       Well-capitalized minimum        6.00           6.00              6.00
     Total risk based ............    12.92%         13.55%            14.12%
       Regulatory minimum .....        8.00           8.00              8.00
       Well-capitalized minimum       10.00          10.00             10.00
     Leverage ....................     8.27%          7.99%            10.62%
       Regulatory minimum .....        4.00           4.00              4.00
       Well-capitalized minimum        5.00           5.00              5.00


All capital ratios at the Bank and Company decreased since September 30, 2004, as the assets of the Bank and the Company grew at a more rapid pace than the capital of the Bank and the Company. All ratios for the Bank and the Company are greater than the minimum capital ratios for well-capitalized companies as of September 30, 2005.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the third quarter of 2005, the Company's principal sources of funds have been the acquisition of customers' deposits, repayments of loans, use of Federal Home Loan advances and other funds from bank operations.

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

 ITEM 3. CONTROLS AND PROCEDURES


As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal controls over financial reporting identified during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

         Item 6. Exhibits
              The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:    November 14, 2005                           /s/ Mary D. Cohron
                                                     ------------------
                                                         Mary D. Cohron
                                           President and Chief Executive Officer
                                                  (Principal Executive Officer)



         November 14, 2005                         /s/ Steve Marcum
                                                   ----------------
                                                       Steve Marcum
                                     Vice-President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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