Form 10QSB/A
period 2005-09-30
CITIZENS FIRST CORP
filed 2005-11-17
CIK 1073475

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

Citizens First Corporation
Consolidated Statements of Operations
 (Unaudited)
 For the three months ended September 30:


                                                                                      2005             2004
                                                                                      -----            ----

 Interest income
   Loans, including fees                                                         $2,766,312       $2,044,843
   Available-for-sale securities                                                    117,454          123,356
   Federal funds sold                                                                 4,342            7,244
   Dividends on FHLB stock                                                            7,362            5,989
                                                                                ------------     -----------
   Total interest income                                                          2,895,470        2,181,432
 Interest expense
   Deposits                                                                         766,251          513,785
   Securities sold under agreements to repurchase                                     7,533            9,236
  Long-term debt                                                                    100,979           76,365
  Federal funds purchased                                                            20,788            1,957
                                                                                ------------     -----------
    Total interest expense                                                          895,551          601,343
                                                                                ------------     -----------
   Net interest income                                                            1,999,919        1,580,089
   Provision for loan losses                                                         95,000           40,000
                                                                                ------------     -----------
 Net interest income after
   provision for loan losses                                                      1,904,919        1,540,089
                                                                                ------------     -----------
 Non-interest income
   Service charges on deposit accounts                                              210,470          213,918
   Other service charges and fees                                                    24,960           26,010
   Mortgage banking income                                                          122,479          136,902
   Lease income                                                                      36,862                -
   Trust referral fees                                                                5,500            3,000
   Other income                                                                       8,298            6,785
                                                                                ------------     -----------
   Total non-interest income                                                        408,569          386,615
 Non-interest expenses
   Salaries and employee benefits                                                   750,573          752,534
   Net occupancy expense                                                            109,821           89,370
   Furniture and equipment expense                                                   92,792          106,643
   Advertising                                                                       65,554           56,955
   Professional fees                                                                 62,040           56,681
   Legal fees                                                                       121,450          107,354
   Data processing services                                                         111,914           88,885
   FDIC and other insurance                                                          17,943           26,961
   Franchise shares and deposit tax                                                  51,150           42,600
   Business manager expense                                                           1,493            9,074
   Postage, printing and supplies                                                    30,237           22,175
   Telephone and other communication                                                 33,197           26,567
   Other                                                                             59,184           93,567
                                                                                -----------      -----------
   Total non-interest expenses                                                    1,507,348        1,479,366
                                                                                -----------      -----------
 Income before income taxes                                                         806,140          447,338
  Income tax expense                                                                274,200          146,750
                                                                                -----------      -----------
 Net income                                                                         531,940          300,588
 Preferred dividends                                                               (131,036)        (109,671)
                                                                                -----------      -----------
 Net income available for common shareholders                                      $400,904         $190,917
                                                                                ===========      ===========

 Basic earnings per common share                                                      $0.45            $0.22
 Diluted earnings per common share                                                    $0.37            $0.22

 See accompanying notes to consolidated financial statements.


Citizens First Corporation
Consolidated Statements of Operations
 (Unaudited)
 For the nine months ended September 30:

                                                                                      2005              2004
                                                                                      -----             ----

 Interest income
   Loans, including fees                                                         $7,570,231        $5,900,445
   Available-for-sale securities                                                    356,313           391,009
   Federal funds sold                                                                17,926            11,184
   Dividends on FHLB stock                                                           21,017            16,533
                                                                                ------------       ----------
   Total interest income                                                          7,965,487         6,319,171
 Interest expense
   Deposits                                                                       2,005,086         1,606,506
   Securities sold under agreements to repurchase                                    24,427            28,775
  Long-term debt                                                                    249,240           287,064
  Federal funds purchased                                                            42,632            12,637
                                                                                -----------        ----------
  Total interest expense                                                          2,321,385         1,934,982
                                                                                -----------        ----------
   Net interest income                                                            5,644,102         4,384,189
   Provision for loan losses                                                        215,000           160,000
                                                                                -----------        ----------
 Net interest income after
   provision for loan losses                                                      5,429,102         4,224,189
                                                                                -----------        ----------
 Non-interest income
   Service charges on deposit accounts                                              615,640           623,318
   Other service charges and fees                                                    80,681            76,897
   Mortgage banking income                                                          317,549           351,898
   Net realized (losses) on sale of available-for-sale securities                         -           (34,368)
   Lease income                                                                      47,288               890
   Trust referral fees                                                               14,500             9,500
   Other income                                                                      26,140            23,345
                                                                                -----------         ---------
   Total non-interest income                                                      1,101,798         1,051,480
 Non-interest expenses
   Salaries and employee benefits                                                 2,111,432         2,284,075
   Net occupancy expense                                                            290,406           273,361
   Furniture and equipment expense                                                  281,221           319,812
   Advertising                                                                      185,545           148,719
   Professional fees                                                                168,078           155,830
   Legal fees                                                                       250,128           213,174
   Data processing services                                                         302,257           272,846
   FDIC and other insurance                                                          77,601           126,275
   Franchise shares and deposit tax                                                 153,450            97,947
   Business manager expense                                                           7,474            37,483
   Postage, printing and supplies                                                    84,790            73,067
   Telephone and other communication                                                 95,033            91,739
   Other                                                                            269,312           254,016
                                                                                -----------         ---------
   Total non-interest expenses                                                    4,276,726         4,348,374
                                                                                -----------         ---------
 Income before income taxes                                                       2,254,174           927,295
  Income tax expense                                                                767,000           298,350
                                                                                -----------         ---------
 Net income                                                                       1,487,174           628,945
 Preferred dividends                                                               (388,835)         (109,671)
                                                                                ------------        ---------
  Net income available for common shareholders                                   $1,098,339          $519,274
                                                                                ============        =========

 Basic earnings per common share                                                      $1.23             $0.59
 Diluted earnings per common share                                                    $1.03             $0.59

 See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)



 FOR THE NINE MONTHS ENDED SEPTEMBER 30:                                               2005                     2004
 ---------------------------------------                                               ----                     ----

 Balance January 1                                                              $18,176,640                 $9,610,377
   Net income                                                                     1,487,174                    628,945
   Issuance of common stock                                                         104,856                     54,149
   Issuance of preferred stock                                                            -                  7,659,340
   Payment of preferred dividends, $1,555.34 per share for
   2005 and $438.68 per share for 2004                                             (388,835)                 (109,671)

   Other comprehensive income:
   Change in unrealized gain (loss) on securities available
   for sale                                                                           3,999                    103,871
   Adustment for realized (gains) losses included in net income                           -                     22,683
                                                                               ------------              -------------
   Total other comprehensive income                                                   3,999                    126,554

                                                                               ------------              -------------
 Balance at end of period                                                       $19,383,834                $17,969,694
                                                                                ===========              =============
 See accompanying notes to consolidated financial statements.


Citizens First Corporation
Consolidated Statements of Comprehensive Income
 (Unaudited)


 For the nine months ended September 30:                              2005            2004
                                                                      ----            ----

   Net income ..................................................  $  1,487,174  $   628,945
    Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on available for sale

    securities, net ............................................         3,999      126,554
                                                                  ------------  -----------

Comprehensive income ........................................... $   1,491,173   $  755,499
                                                                    ==========  ===========

See accompanying notes to consolidated financial statements ....


Citizens First Corporation
Consolidated Statements of Comprehensive Income
 (Unaudited)

 For the three months ended September 30:                           2005         2004
                                                                    ----         ----

Net income ...................................................   $ 531,940    $ 300,588
Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on available for sale

securities, net .............................................     (136,162)     338,234
                                                                 ---------    ---------


Comprehensive income .........................................   $ 395,778    $ 638,822
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

RESULTS OF OPERATIONS

For the three months ended September 30, 2005, the Company reported net income of $531,940, or $0.45 and $0.37 per basic and diluted common share,

respectively, compared to net income of $300,588, or $0.22 per basic and diluted common share, for the same period ended September 30, 2004.

For the nine months ended September 30, 2005, the Company reported net income of $1,487,174, or $1.23 and $1.03 per basic and diluted common share, respectively, compared to net income of $628,945, or $0.59 per basic and diluted common share, for the same period ended September 30, 2004.

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