Form 10KSB
period 2005-12-31
CITIZENS FIRST CORP
filed 2006-03-31
CIK 1073475

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                     For the fiscal year ended December 31, 2005

___TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934                                For the transition period from ____ to _____

                        Commission File Number 333-67435
                                               ---------
                           CITIZENS FIRST CORPORATION
                           --------------------------
                 (Name of small business issuer in its charter)

             Kentucky                                      61-0912615
             --------                                      ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

1065 Ashley Street, Bowling Green, Kentucky                    42103
-------------------------------------------                    -----
(Address of Principal Executive Offices)                   (Zip Code)

Issuer's Telephone Number, Including Area Code: (270) 393-0700

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act . Yes__ No X

State issuer's revenues for its most recent fiscal year:  $12,549,803

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, "affiliates" are considered to be the directors of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked bid prices of such common equity, as of a specified date within the past 60 days. $13,694,103 as of March 30, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 893,643 shares of common stock as of March 27, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's proxy statement for the Annual Meeting of Shareholders to be held May 18, 2006 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes ___     No X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS


PART I

ITEM 1            DESCRIPTION OF BUSINESS..................................3-12

ITEM 2            DESCRIPTION OF PROPERTY.................................12-13

ITEM 3            LEGAL PROCEEDINGS..........................................13

ITEM 4            SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..........13


PART II

ITEM 5            MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                  SECURITIES.................................................14

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION14-30

ITEM 7            FINANCIAL STATEMENTS.....................................31-60

ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................61

ITEM 8A           CONTROLS AND PROCEDURES....................................61



PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.62

ITEM 10           EXECUTIVE COMPENSATION.....................................62

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................62

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............62

ITEM 13           EXHIBITS................................................63-64

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................64



SIGNATURES................................................................65-66

FORWARD-LOOKING STATEMENTS

Citizens First Corporation (the "Company") may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The words "may", "expect", "anticipate", "intend", "consider", "plan", "believe", "seek", "should", "estimate", and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions,
(iii) the inability of our bank subsidiary, Citizens First Bank, Inc. (the "Bank") to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the Bowling Green, Kentucky area, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of the Bank to satisfy regulatory requirements and (vii) changes in the legislative and regulatory environment. Many of such factors are beyond the Company's ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Citizens First Corporation (the "Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of December 31, 2005, the Company and Bank employed sixty-five employees (fifty-eight full-time equivalent employees).

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

The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the former Commonwealth shareholders option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. In connection with the acquisition, the Bank recorded $380,000 of goodwill. See Note 16 of Notes to Consolidated Financial Statements.

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

The Bank issues MasterCard(TM) and Visa(TM) credit cards through a correspondent banking relationship. A personal checking account related line of credit is available for both protection against unexpected overdrafts and also for the convenience of having a pre-arranged loan that can be activated simply by a check drawn on a personal checking account. The Bank provides a courier service for the convenient pickup of deposit transactions for participating commercial customers. The Bank participates in the Fiserv EFT network which provides worldwide availability of automated teller machines accessed through a bank issued ATM card or Visa Check Card. The Bank maintains an internet banking website at www.citizensfirstbank.com which also allows on line bill payment and electronic delivery of customer statements. Other services offered include, but are not limited to, safe deposit boxes, letters of credit, cashier's checks, travelers' checks, and electronic funds transfers.

The Kentucky counties of Warren and Simpson are designated as the Bank's primary service area. This area economy is diversified, with financial and other service industries representing the largest industry segment. The area's unemployment rate is consistent with the national unemployment rate of approximately 4.9%. The Company's competition in the local market consists of community, regional and national financial institutions. In the Bank's primary service area, there are 16 commercial banks, of which four are considered to have their headquarters in the Bank's service area. As of June 30, 2005, these institutions have combined deposits of $1.57 billion, according to data compiled by the Federal Deposit Insurance Corporation. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Several of these competitors have greater resources and lending limits than the Bank has to offer, and may provide certain services, such as international banking services, which the Bank is not providing.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the Company's and the Bank's operations. As a bank holding company, the Company is subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. The Bank is a state chartered financial institution, and as such, is subject to various statutory requirements, supervision, and regulation by the Federal Deposit Insurance Corporation ("FDIC")and the Kentucky Department of Financial Institutions.

THE COMPANY

The Company is a bank holding company under the Bank Holding Company Act. As a result, it is subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

ACQUISITION OF BANKS. Bank holding companies are required to obtain the prior approval of the Federal Reserve before

o acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

o        acquiring all or substantially all of the assets of any bank, or

o        merging or consolidating with any other bank holding company.


Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the communities to be served and the applicant's record of compliance with anti-money laundering regulations. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy.

With the required regulatory approvals, the Company, or any other bank holding company located in Kentucky, may purchase a bank located outside of Kentucky. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Kentucky may purchase a bank located inside Kentucky. In each case, however, state law restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.


CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.


PERMITTED ACTIVITIES. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if the Company qualifies and elects to become a financial holding company, the Company may engage in activities that are:

        -Financial in nature;

        -Incidental to a financial activity; or

        -Complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

The Gramm-Leach-Bliley Act expressly lists the following activities as financial in nature:
         -Lending, trust and other banking activities;

         -Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -Providing financial, investment, or advisory services;

         -Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -Underwriting, dealing in or making a market in securities;

         -Activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to banking or managing or controlling banks;

        -Activities permitted outside of the United States that the Federal
         Reserve has determined to be usual in connection with banking or other financial operations abroad;

        -Merchant banking through securities or insurance affiliates; and

        -Insurance company portfolio investments.


The Gramm-Leach-Bliley Act also authorizes the Federal Reserve, in consultation with the Secretary of the Treasury, to determine activities in addition to those listed above that are financial in nature or incidental to such financial activity. In determining whether a particular activity is financial in nature or incidental or complementary to a financial activity, the Federal Reserve must consider (1) the purpose of the Bank Holding Company and Gramm-Leach-Bliley Acts, (2) changes or reasonably expected changes in the marketplace in which financial holding companies compete and in the technology for delivering financial services, and (3) whether the activity is necessary or appropriate to allow financial holding companies to effectively compete with other financial service providers and to efficiently deliver information and services.

To qualify to become a financial holding company, any of our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate, we may seek to become a financial holding company in the future.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

      -      Factoring accounts receivable;

      -      Acquiring or servicing loans;

      -      Leasing personal property;

      -      Conducting discount securities brokerage activities;

      -      Performing selected data processing services;

      - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

      -      Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for and to commit resources to support the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

The FDIC and the Kentucky Department of Financial Institutions regularly examine the operations of the Bank. State banks also are subject to regulation requiring the maintenance of prescribed minimum capital levels, and the Bank is required to file annual reports and such additional information as the Kentucky Department of Financial Institutions and FDIC regulations require. The Bank is also subject to restrictions on loan limits, interest rates, "insider" loans to officers, directors and principal shareholders, tie-in arrangements and transactions with affiliates, as well as many other matters.

Federal and state regulators have authority to impose substantial sanctions on the Bank and its directors and officers if the Bank engages in unsafe or unsound practices, or otherwise fails to comply with regulatory standards. Supervisory agreements, such as memoranda of understanding entered into with federal and state bank regulators, may also impose requirements and reporting obligations.

BRANCHING. With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable state's laws. Kentucky law (with limited exceptions) currently permits branching across state lines either through interstate merger or branch acquisition. Kentucky law does not currently permit an out-of-state bank to branch into Kentucky short of an interstate merger.

FDIC INSURANCE. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized;
(2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

CAPITAL ADEQUACY

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve and the FDIC, respectively. There are two basic measures for capital adequacy for bank holding companies and the depository institutions that they own: a risk-based measure and a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among depository institutions and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. At least half of total capital must be comprised of Tier 1 capital, which is common equity, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. The remainder may consist of Tier 2 capital which is subordinated debt, other preferred stock, and a limited amount of loan loss reserves.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier 1 capital to average assets, less goodwill and permissible other intangible assets, of 3.0% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies that experience high internal growth or that make acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board will consider a bank holding company's Tier 1 capital leverage ratio (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

Information concerning the Company's and the Bank's regulatory ratios at December 31, 2005 is included in the "Notes to Consolidated Financial Statements."

PROMPT CORRECTIVE ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations. The obligations of a controlling bank holding company to fund a capital restoration plan is limited to the lesser of 5.0% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. As of December 31, 2005, we believe the Company and the Bank would be considered "well capitalized".

PAYMENT OF DIVIDENDS

The principal source of the Company's cash flow, including cash flow to pay dividends to the holders of the Company's preferred stock and common stock, will be dividends that the Bank pays to the Company as its sole shareholder. Federal and state statutes and regulations restrict the payment of dividends by state-chartered banks. Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than upon preferred stock, if any), a bank must increase its capital surplus by at least 10% of the net profits of the bank for such period until the bank's capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Commissioner of the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total of all dividends declared by a bank for any calendar year exceeds the bank's net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt, if any. The FDIC may also restrict the Bank's payment of dividends. If the FDIC determines that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the FDIC may require, after notice and hearing, that the institution cease and desist from such practice. Depending on the financial condition of the depository institution, an unsafe or unsound practice could include the payment of dividends. Regulations of the FDIC requiring the Bank to maintain certain capital levels will also affect the Bank's ability to pay dividends. Moreover, the federal agencies have also issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

COMMUNITY REINVESTMENT

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. During 2005, the Bank received a "satisfactory" CRA rating.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

Both the Company and the Bank are subject to the provisions of Section 23A and
Section 23B of the Federal Reserve Act. Section 23A places limits on the amount of

o        A bank's loans or extensions of credit to affiliates,
o        A bank's investment in affiliate,
o Assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates, and
o A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

Section 23B prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

PRIVACY

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent a financial institution from sharing personal financial information with nonaffiliated third parties except for third parties that market the institution's own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy to ensure compliance with federal requirements.


OTHER CONSUMER LAWS AND REGULATIONS

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Service members Civil Relief Act of 2003 (formerly the Soldiers' and Sailors' Civil Relief Act of 1940) a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:
- Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- Fair and Accurate Credit Transactions Act of 2004, governing the use of provision of customer information to credit reporting agencies, responding to complaints of inaccurate information contained in a customer's credit bureau database, providing for procedures to deal with fraud and identity theft and using medical information as a basis in a decision to grant credit;

- Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.
The Bank's deposit operations are subject to the:
- Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

ANTI-TERRORISM LEGISLATION
On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above. The Bank currently has policies and procedures in place designed to comply with the USA PATRIOT Act.

PROPOSED LEGISLATION AND REGULATORY ACTION

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECTS OF GOVERNMENTAL POLICIES AND ECONOMIC CONDITIONS

The Bank's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the Federal government, and its agencies. The nature and impact of any future changes in fiscal or monetary policies cannot be predicted.

RISK FACTORS

There are factors, many beyond our control, which may significantly change the results or expectations of the Company. Some of these factors are described below.

IF THE COMPANY'S ASSUMPTIONS ABOUT THE COLLECTIBILITY OF ITS LOAN PORTFOLIO ARE WRONG AND THE ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER ACTUAL LOAN LOSSES, OUR EARNINGS WILL DECREASE.

Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the collateral, if any, securing the repayment of many of the loans. If the assumptions are wrong, the allowance for loan losses may not be sufficient to cover our loan losses. In addition, federal and state regulators who periodically review the allowance for loan losses can require the Company to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. There is no assurance that the allowance for loan losses will be sufficient to cover our loan losses in the loan portfolio or that additional substantial increases in the allowance for loan losses will not be required as a result of increased nonperforming loans and potential problem loans. Any increase in the Company's allowance for loan losses or loan charge-offs could have a negative effect on our operating results.

IF THE COMPANY IS UNABLE TO GROW ASSETS, THE COMPANY'S ABILITY TO INCREASE LONG-TERM PROFITABILITY MAY SUFFER.

To continue to grow, we will need to provide sufficient capital to the Bank through earnings generation, additional equity offerings or borrowed funds. However, our ability to raise capital, if needed, will depend on conditions in the capital markets at that time, which are out of our control, and on our financial performance. Accordingly, we cannot assure our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired and our ability to attain our long-term profitability goals may suffer.

FLUCTUATIONS IN INTEREST RATES COULD REDUCE OUR PROFITABILITY.

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

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company's future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as creating additional efficiencies in operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. There can be no assurance that the Company will be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers.

THE COMPANY IS DEPENDENT ON THE REGIONAL ECONOMY AND CHANGES IN LOCAL ECONOMIC CONDITIONS IMPACT OUR PROFITABILITY.

The Company is a one bank holding company with banking offices in only two counties in Kentucky, Warren County and Simpson County. Accordingly, its operations are materially dependent upon and sensitive to the economy of the Warren County and Simpson County areas and the surrounding region. Unfavorable local or national economic conditions could have a significant adverse effect on the Company's earnings and financial condition.

COMPETITION WITH OTHER FINANCIAL INSTITUTIONS COULD ADVERSELY AFFECT OUR PROFITABILITY.

A number of banking institutions in the Company's market area have substantially greater resources and lending limits, more banking offices, a wider variety of banking and other financial services, and much higher levels of core deposits than the Company. In addition, the Company competes with mortgage companies, insurance companies, consumer finance companies, brokerage firms, credit unions, money market funds and other entities. This competition may limit or reduce the Company's profitability, reduce its growth and adversely affect results of operations and financial condition.

VARIOUS STATUTES AND REGULATIONS MAY LIMIT THE COMPANY'S ABILITY TO TAKE CERTAIN ACTIONS.

The Company operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by various regulatory agencies. The Company's compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Company is also subject to capitalization guidelines established by our regulators, which require it to maintain adequate capital to support our growth. The laws and regulations applicable to the banking industry could change at any time, and the Company cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance would adversely affect the Company's ability to operate profitably.


ITEM 2. DESCRIPTION OF PROPERTY

The main office of the Bank and the Company was, at December 31, 2005, located at 1805 Campbell Lane, Bowling Green, Kentucky, which the Bank owns. The Bank leases its branch office, located at 901 Lehman Avenue in Bowling Green. The current lease of this facility provides for an initial term of one year beginning on March 1, 2004 with options to extend the lease for two additional two year terms The base rent of the current term of the lease is payable in equal monthly installments of $2,497 in advance. In February 2003, the Bank opened a second branch at 2451 Fitzgerald-Industrial Drive in Bowling Green, on land it purchased in the third quarter of 2002 for $301,364. Total costs of the branch facility, excluding the cost of the land, were $789,310, including building, furniture, and equipment. The Bank opened a third branch in Franklin, Kentucky in February 2003. The permanent facility, located at 1200 S. Main in Franklin, was completed and opened in October 2003. Total costs of the branch, excluding the cost of the land, were $940,816, including building, furniture, and equipment.

 In January 2003, in connection with the Bank's acquisition of Commonwealth Mortgage, a mortgage origination company, the Bank purchased the .2 acre site, located at 1301 U.S. Highway 31-W Bypass in Bowling Green, on which the main office of Commonwealth Mortgage is located, for a purchase price of $272,500. In 2005, the Bank purchased land in Bowling Green, near its leased facility on Lehman Avenue, for possible future expansion, at a cost of $326,033. Also, in 2005, the Bank purchased the land and building at 1065 Ashley Street in Bowling Green for $3,750,000 for the purpose of relocating of the Bank's main office. It is anticipated that it will cost approximately $650,000 to remodel the building for the Bank's main office. This facility will house the Bank's executive offices, finance and operational support staff, and commercial lenders. The move is anticipated to occur in late March of 2006. The majority of the first floor is leased out to three tenants, with the Bank occupying a small retail area on the first floor. The Bank's Campbell Lane location will house the Mortgage Company's operations and a branch office of the Bank.

ITEM 3. LEGAL PROCEEDINGS

In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Company is traded in the over-the-counter market under the symbol "CZFC.OB", on an order-match agency basis, whereby buyers and sellers of the stock execute transactions on a no spread basis. The bid prices represent prices between dealers, do not include retail mark-up, mark-down, or commissions, and may not represent actual transactions. Trading volume in the Company's common stock is light. As of December 31, 2005, there were approximately 174 shareholders of record of Company common stock.

The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:
                                                  HIGH               LOW
                                                 -----             -----
     First quarter, 2004                         14.76             11.57
     Second quarter, 2004                        15.05             12.57
     Third quarter, 2004                         13.81             13.10
     Fourth quarter, 2004                        15.71             13.48
     First quarter, 2005                         15.24             14.29
     Second quarter, 2005                        16.10             13.86
     Third quarter, 2005                         16.50             15.50
     Fourth quarter, 2005                        18.00             15.95

The Company has not paid or declared cash dividends on its common stock since it became a holding company of the Bank. A 5% stock dividend was declared April 20, 2005 to shareholders of record on April 29, 2005, payable May 30, 2005, resulting in the issuance of 42,584 shares.

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

OVERVIEW

2005 net income of the Company increased significantly compared to previous years. The primary source of revenue for the Company is from net interest income, which increased in 2005 by $1,641,790, or 27.0%, compared to 2004. The increase was primarily as a result of increases in market interest rates, in particular the Company's prime rate, indexed to the discount rate as set by the Federal Open Market Committee.

The Company's balance sheet has steadily grown to $195,501,544 in total assets at December 31, 2005. As a result of management's balance sheet strategies, the Company's financial condition showed an increase in total assets of $25,989,458 in 2005 compared to 2004. Loans increased $10,381,914 in 2005 compared to 2004, while federal funds sold increased $11,511,922 during the same time period. The largest source of funds was the growth in time deposits, which increased $24,961,279 in 2005 compared to 2004. The increase in deposits funded the loan growth and provided additional liquidity at year-end for the Bank to sell federal funds of $11,681,000.

The year ended December 31, 2005 represented record profitability for the Company. In 2005, the Company recorded net income of $2,236,804, or $1.92 per basic share and $1.55 per diluted common share. This compares to net income of $1,037,889, or $0.95 per basic and diluted common share, in 2004. During 2005, the

Company declared dividends on its preferred stock of $519,871, leaving net income available to common shareholders of $1,716,933. During 2004, the Company declared dividends on its preferred stock of $240,706, leaving net income available to common shareholders of $797,183. The provision for loan losses in 2005 was $(200,000) or (0.13)% of average loans, compared to $165,000 or 0.12%
of average loans during 2004. The amount of the negative provision expense in 2005, compared to 2004, was primarily attributable to the substantial recovery of a loan previously charged off.

CRITICAL ACCOUNTING ESTIMATES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of the Company's deferred tax asset to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

   ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents management's estimate of probable credit losses incurred in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,957,220 was adequate, to absorb probable incurred credit losses associated with the loan portfolio at December 31, 2005. Although the Company believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if the assumptions used to determine the allowance, differ from future loan performance.

    DEFERRED TAX ASSETS

The Company has a net deferred tax asset of $612,573. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2005, no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

INCOME STATEMENT REVIEW

In 2005, the Company recorded net income of $2,236,804 or $1.92 per basic common share and $1.55 per diluted common share. During 2005, the Company declared dividends on its preferred stock of $519,871, leaving net income available to common shareholders of $1,716,933. This compares to net income of $1,037,889, or $0.95 per basic and diluted common share, in 2004.

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

For the year ended December 31, 2005, net interest income was $7,720,922, an increase of $1,641,790 over net interest income of $6,079,132 in 2004. The increase in 2005 resulted primarily from the increase in interest rates, as well as the growth in volume of loans and deposits. The net interest margin in 2005 was 4.58%, compared to 3.90% in 2004. This increase of 68 basis points is attributable to the increase in the yield on interest-earning assets, primarily loans, rising faster than the cost of interest bearing liabilities. The prime rate increased 2% during 2005, from 5.25% to 7.25%, which favorably increased interest income on earning assets.

NET INTEREST ANALYSIS SUMMARY
                                                              2005        2004
                                                              ----       -----
Average yield on interest earning assets                      6.57%      5.54%
Average rate on interest bearing liabilities                  2.30%      1.85%
Net interest-rate spread                                      4.27%      3.69%
Net interest margin                                           4.58%      3.90%

The following table sets forth for the years ended December 31, 2005 and 2004 information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2005


(In Thousands)
                                                     AVERAGE    INCOME/     AVERAGE
                                                     BALANCE    EXPENSE     RATE (%)
                                                     -------    -------     --------
ASSETS
EARNING ASSETS
Federal funds sold ............................    $  1,958    $    73        3.73%
Available for sale securities .................      12,502        472        3.78%
Federal Home Loan Bank Stock ..................         595         30        5.04%
Loans (1) .....................................     153,501     10,499        6.84%
                                                   --------     ------
    Total interest earning assets .............     168,556     11,074        6.57%
Non-earning assets ............................      11,905
                                                    -------
    TOTAL ASSETS ..............................    $180,461
                                                   ========

LIABILITIES and STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts .......    $ 49,513     $  504        1.02%
  Savings accounts ............................       3,026         23        0.76%
  Time deposits ...............................      74,135      2,379        3.21%
                                                   --------      -----
    Total interest bearing deposits ...........     126,674      2,906        2.29%
Securities sold under agreement
  to repurchase ...............................       3,663         32        0.87%
Federal funds purchased .......................       1,235         44        3.56%
FHLB advances .................................      14,100        371        2.63%
                                                    -------      -----
      Total interest bearing liabilities ......     145,672      3,353        2.30%
Non-interest bearing liabilities
   Non-interest bearing deposits ..............      14,527
  Other liabilities ...........................       1,092
                                                    -------
    TOTAL LIABILITIES .........................     161,291
Stockholders' equity ..........................      19,170
                                                    -------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY .....................    $180,461
                                                   ========
Net interest income ...........................               $  7,721
                                                                 =====
     Net interest margin (2) ..................                               4.58%

 Return on Assets Ratio .......................                               1.24%
 Return on Equity Ratio .......................                              11.67%
 Equity to Assets Ratio .......................                              10.62%


     (1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
     (2) Net interest income as a percentage of average interest-earning assets.
                                        17

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS - 2004 (In Thousands)

                                                   AVERAGE     INCOME/      AVERAGE
                                                   BALANCE     EXPENSE      RATE (%)
                                                   -------     -------      --------
ASSETS
EARNING ASSETS
Federal funds sold ..........................     $  1,552      $   22        1.42%
Available for sale securities ...............       13,132         515        3.92%
Federal Home Loan Bank Stock ................          561          23        4.10%
Loans (1) ...................................      140,470       8,061        5.74%
                                                  --------      ------
    Total interest earning assets ...........      155,715       8,621        5.54%
Non-earning assets ..........................       10,185
                                                  --------
    TOTAL ASSETS ............................     $165,900
                                                  ========

LIABILITIES and STOCKHOLDERS' EQUITY
LIABILITIES
Interest bearing liabilities
  Interest bearing transaction accounts .....     $ 53,309      $  510        0.96%
  Savings accounts ..........................        2,895          19        0.66%
  Time deposits .............................       61,106       1,606        2.63%
                                                  --------      ------
    Total interest bearing deposits .........      117,310       2,135        1.82%
Securities sold under agreement
  to repurchase .............................        4,266          37        0.87%
Federal funds purchased .....................          906          15        1.66%
FHLB advances ...............................       13,385         288        2.15%
Other borrowings ............................        1,394          67        4.81%
                                                  --------      ------
    Total interest bearing liabilities ......      137,261       2,542        1.85%
Non-interest bearing liabilities
  Non-interest bearing deposits .............       13,330
Other  liabilities ..........................          980
                                                  --------
    TOTAL LIABILITIES .......................      151,571
Stockholders' equity ........................       14,329
                                                  --------
    TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY ...................     $165,900
                                                  ========
Net interest income .........................                 $  6,079
                                                               =======
     Net interest margin (2) ................                                 3.90%

 Return on Assets Ratio .....................                                 0.63%
 Return on Equity Ratio .....................                                 7.24%
 Equity to Assets Ratio .....................                                 8.64%


(1) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the years ended December 31, 2005 and 2004. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.


RATE/VOLUME ANALYSIS
(In Thousands)
                                                           2005 vs. 2004
                                                   -----------------------------
                                                   Increase/ (Decrease)
                                                           Due to
                                                   ------------------
                                                     Rate      Volume      Net
                                                   ------      ------      ---
Interest-earning assets:
    Loans, net ..................................   $ 1,690    $ 748    $ 2,438
    Available for sale securities ...............       (18)     (25)       (43)
    FHLB stock ..................................         6        1          7
    Federal funds sold ..........................        45        6         51
                                                    -------    -----    -------
         Total net change in income on
               Interest-earning assets ..........     1,723      730      2,453
Interest bearing liabilities:
    Interest bearing transaction accounts .......        30      (36)        (6)
    Savings accounts ............................         3        1          4
      Time deposits .............................       431      342        773
                                                    -------    -----    -------
         Total deposits .........................       464      307        771
    Federal funds purchased .....................        24        5         29
    Repurchase agreements .......................         0       (5)        (5)
    FHLB Advances ...............................        68       15         83
     Other Borrowings ...........................         0      (67)       (67)
                                                    -------    -----    -------
         Total net change in expense on
              Interest-bearing liabilities ......       556      255        811

Net change in net interest income ...............   $ 1,167    $ 475    $ 1,642
                                                    =======    =====    =======


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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.

BASIS POINT CHANGE                         +200 BP  +100 BP   -100 BP   -200 BP
INCREASE (DECREASE) IN NET INTEREST INCOME   11.5%   5.8%     (5.6%)    (11.5%)

As of December 31, 2005, management believes the Company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses was negative for 2005 in the amount of $(200,000) or (0.13)% of average loans, compared to $165,000 or 0.12% of average loans during 2004. The change is primarily a result of a favorable judgment on a problem loan that had been partially charged-off. Upon receipt of the judgment award of $1,099,150 in November 2005 from the Texas court system, $518,052 was applied to a non-accrual loan, $60,000 was reserved for collection expense related to the recovery and the remainder was applied as a partial recovery of the previously charged-off loan. As a percentage of average loans, net charge-offs were (0.28)% in 2005 compared to 0.25% in 2004.

NON-INTEREST INCOME

Non-interest income totaled $1,475,946 in 2005, compared to $1,429,804 in 2004, an increase of $46,142 or 3.23%. The following table shows the detailed components of non-interest income:

                                                                                   Increase (Decrease)
                                                                                   In Non-Interest
                                                                                         Income
                                                              2005          2004     2005 vs. 2004
                                                              ----          ----     -------------
Service charges on deposit accounts ....................   $  808,173   $   834,900    $(26,727)
Other service charges and fees .........................      141,333       136,954       4,379
Gain on the sale of mortgage loans held for sale .......      342,533       413,715     (71,182)
Title premium fees .....................................       51,811        52,969      (1,158)
Title closing fees .....................................       16,340        12,244       4,096
Trust referral fees ....................................       16,000        12,500       3,500
Gain (loss) on the sale of available for sale securities         --         (34,368)     34,368
Lease income ...........................................       99,756           890      98,866
                                                           ----------   -----------    --------
                                                           $1,475,946   $ 1,429,804    $ 46,142

The major variance in non-interest income in 2005 came from the increase in lease income in 2005 as compared to 2004. This increase is due to the purchase of a building during 2005 for the Bank's corporate headquarters at 1065 Ashley Circle. The majority of the first floor of the building is leased out to three commercial tenants who will continue to lease this space. Gain on the sale of mortgage loans held for sale decreased $77,931 in 2005, as compared to 2004. With rising interest rates in 2005, demand for refinancing in the mortgage loan market was slower in 2005. Gain (loss) on the sale of available for sale securities increased $34,368 in 2005, as a loss was incurred during 2004 of $(34,368), while there were no transactions during 2005.

NON-INTEREST EXPENSE

Non-interest expenses for 2005 of $6,004,411 increased $198,514, or 3.42%, from 2004. The primary increase in non-interest expense in 2005 is due to the legal expense incurred to collect the large loan that was charged off in 2003. This increase is reflected in professional fees. This loan was recovered in late November 2005. The increases (decreases) in expense by major categories are as follows:

                                                                                                      Increase (Decrease) in
                                                                                                           Non-interest
                                                                                                            Expenses
                                                                 2005              2004                  2005 vs.2004
                                                                -----              -----                    ---------
Salaries and employee benefits                               $3,005,399         $3,039,857               $(34,458)
Net occupancy expense                                           421,798            365,519                 56,279
Equipment expense                                               379,111            421,688                (42,577)
Business manager expense                                         11,439             47,477                (36,038)
Professional fees                                               593,097            472,315                120,782
Other real estate expenses                                       17,166              4,987                 12,179
(Gain) on sale of other real estate owned                         6,803            (3,298)                 10,101
Data processing                                                 414,165            368,119                 46,046

FDIC deposit insurance                                           37,433            108,282                (70,849)
Other insurance                                                  59,233             45,806                 13,427
Franchise and other taxes                                       174,550            140,547                 34,003
Directors' fees                                                  25,800             21,000                  4,800
Processing fees-overdraft protection plan                        20,671             51,735                (31,064)
Overdraft protection plan charge-offs                            19,108             17,278                  1,830
Charity and contributions                                        36,041             29,140                  6,901
Postage                                                          36,884             33,622                  3,262
Supplies                                                         80,143             69,260                 10,883
Telephone and data line expense                                 125,187            122,031                  3,156
Advertising and marketing                                       229,187            162,217                 66,970
Other operating expenses                                        311,196            288,315                 22,881
                                                                -------            -------                 ------
                                                             $6,004,411          5,805,897                198,514

Significant variances include: The increase in professional fees, which increased $120,782 in 2005 as compared to 2004, consists of legal fees incurred to collect the large loan charged off in 2003. FDIC insurance premiums decreased $70,849 in 2005 when compared with 2004 as the FDIC premium rates dropped in 2005. Advertising and marketing increased $66,970 in 2005 compared to 2004 which includes increased fees from the Company's marketing agency, the hiring of an agency to develop a strategic marketing plan, and the costs of the surveys developed to analyze the Company's customer base and general advertising increases throughout the year to help reach more and new customers.

INCOME TAXES

Income tax expense has been calculated using the Company's expected annual rate for 2005. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

BALANCE SHEET REVIEW

Assets at year-end 2005 totaled $195,501,544, compared with $169,512,086 at December 31, 2004. On an annual average basis, total assets were $180,460,725 in 2005, compared to $165,899,955 in 2004. Average interest earning assets increased $12,841,072 from 2004 to 2005, from $155,714,928 to $168,556,000.

LOANS

Total loans averaged $154,409,666 in 2005, compared to $140,470,470 in 2004. At year-end 2005, loans totaled $157,568,996, compared to $146,950,427 at year-end 2004. The Company experienced moderate loan growth in its market area throughout much of the year, with particular strength in middle market commercial and commercial real estate loans, and in residential real estate loans. The following table presents a summary of the loan portfolio by category:

LOANS OUTSTANDING                      DECEMBER 31, 2005       DECEMBER 31, 2004
                                       -----------------       -----------------
Commercial and agricultural               $ 41,670,561           $ 41,420,552
Commercial real estate                      60,971,395             47,853,245
Residential real estate                     45,108,425             46,817,849
Consumer                                     9,818,615             10,858,781
                                             ---------             ----------
                                          $157,568,996           $146,950,427

LOAN CONCENTRATIONS

Commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels. The primary source of repayment cannot be traced to any specific industry group.

The percentage distribution of the Company's loans, by industry, is shown in the following table:

                LOANS BY INDUSTRY
                December 31, 2005 and 2004
                As a percentage of total loans

                                                             2005          2004
                                                             ----          ----


            Agriculture, forestry, and fishing              7.39%          7.02%
            Mining                                          0.01%          0.37%
            Construction                                    9.13%          7.44%
            Manufacturing                                   7.16%          6.20%
            Transportation, communication, electric,
            gas, and sanitary services                      3.28%          2.16%
            Wholesale Trade                                 2.82%          3.57%
            Retail trade                                   12.81%         11.88%
            Finance, Insurance, and Real Estate             9.39%         12.28%
            Services                                       12.32%         13.97%
            Public Administration                           0.88%          1.11%
                                                        ---------         ------
             Total Commercial and Commercial Real Estate   65.19%         66.00%
            Residential Real Estate Loans                  28.62%         25.39%
            Other Consumer Loans                            6.19%          8.61%
                                                        ---------         ------
               Total Loans                                100.00%        100.00%
                                                         =======         =======

Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area and in the Franklin-Simpson County area. As of December 31, 2005 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $4.38 million to $1.52 million. The aggregate amount of these credit relationships was $41.19 million.

The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 2005. Maturities are based upon contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.



Loan Maturities and Rate Sensitivity
 December 31, 2005


                                                         ONE YEAR        ONE THROUGH         OVER             TOTAL
                                                          OR LESS          FIVE YEARS       FIVE YEARS        LOANS
                                                         ---------        ----------       ----------         -----
BY MATURITY DATE:

   Commercial                                      $   21,715,235      $ 12,861,455    $   7,093,871    $  41,670,561
   Commercial real estate                              21,344,148        21,636,598       17,990,649       60,971,395
   Residential real estate                              5,606,519         6,239,868       33,262,038       45,108,425
   Consumer                                             2,892,960         6,383,668          541,987        9,818,615
                                                  ---------------    --------------   --------------    -------------
     Total                                         $   51,558,862      $ 47,121,589    $  58,888,545    $ 157,568,996
                                                  ===============    ==============   ==============    =============

   Fixed rate loans                                $   12,550,012      $ 23,158,884   $    2,858,314    $  38,567,210
   Floating rate loans                                 39,008,850        23,962,705       56,030,231      119,001,786
                                                  ---------------    --------------   --------------    -------------
     Total                                        $    51,558,862     $  47,121,589     $ 58,888,545    $ 157,568,996
                                                  ===============    ==============     ============    =============
  BY NEXT REPRICING OPPORTUNITY:
   Commercial                                      $   34,493,242     $   6,709,131     $    468,188   $   41,670,561
   Commercial real estate                              53,218,689         7,621,241          131,465       60,971,395
   Residential real estate                             39,753,170         3,115,137        2,240,118       45,108,425
   Consumer                                             4,086,697         5,713,375           18,543        9,818,615
                                                   --------------     -------------     ------------    -------------
     Total                                         $  131,551,798     $  23,158,884     $  2,858,314    $ 157,568,996
                                                   ==============     =============    =============    =============

   Fixed rate loans                                  $ 12,550,012      $ 23,158,884     $  2,858,314    $  38,567,210
   Floating rate loans                                119,001,786                 -                -      119,001,786
                                                     ------------      ------------    -------------    -------------

     Total                                          $ 131,551,798      $ 23,158,884   $    2,858,314    $ 157,568,996
                                                    =============      ============   ==============    =============

ASSET AND LIABILITY MANAGEMENT

The assets and liabilities of the Company are managed to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits.

The yield on approximately seventy-two percent of the Company's earning assets adjusts simultaneously with changes in an external index, primarily the highest Prime Rate as quoted in the Wall Street Journal. A majority of the Company's interest bearing liabilities is issued with fixed terms and can only be repriced at maturity. In 2005, the Prime Rate increased eight times for a total of 200 basis points. During a period of rising interest rates, the yield on the Company's interest earning assets will increase faster than the rates paid on interest bearing liabilities. This creates an increase in the net interest margin, as the difference between what the Company earns on its interest earning assets and pays on its interest bearing liabilities increases. During periods of falling rates, the yield on the Company's assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin, as the difference between what the Company earns on its assets and what it pays on its liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, the Bank's net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with the deposit growth of the Bank being invested in federal funds sold, investment securities, or loans.

ASSET QUALITY

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. The Bank had non-performing loans totaling $256,993 at December 31, 2005, and $720,041 at December 31, 2004. The non-performing loan total at year-end 2005 consisted of one non-accrual loan of $164,036 and four loans over 90 days past due totaling $92,957. Included at December 31, 2005, the $164,036
loan is to a commercial customer and is guaranteed by the Small Business Administration. Included in the non-performing loan total at December 31, 2004 is the remaining portion, totaling $518,052, of three loans to one borrower, that were placed on non-accrual status during the second quarter of 2003. This amount was paid in 2005 as a result of a summary judgment against the borrower. The second non-performing loan was placed on nonaccrual during the first quarter of 2004 and totals $200,051. This loan was subsequently transferred to other real estate owned in the amount of $155,000 and the deficiency of $45,051 was charged off in 2005. The remaining $1,938 of non-performing loans consists of one loan accruing but past due over 90 days.

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

At December 31, 2005, the allowance was $1,957,220, compared to $1,720,565 at the end of 2004. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2005, was 1.24%, compared to 1.17% at December 31, 2004.

The following table sets forth an analysis of the Company's allowance for loan losses for the periods indicated.

 SUMMARY OF LOAN LOSS EXPERIENCE
 For the year ended December 31,                    2005           2004
                                                    ----           ----

 Balance at beginning of year ................ $1,720,565    $1,904,378

 Provision for loan losses ...................   (200,000)      165,000
 Amounts charged off:
   Commercial and commercial real estate .....    118,849       333,089
   Residential real estate ...................    123,519          --
   Consumer                                        52,903        47,802
                                                ---------    ----------
   Total loans charged off ...................    295,271       380,891
 Recoveries of amounts previously charged off:
   Commercial and commercial real estate .....    721,073        29,002
   Residential real estate ...................     10,129          --
   Consumer                                           724         3,076
                                                 --------    ----------
   Total recoveries                               731,926        32,078
                                                 --------    ----------
 Net charge-offs (recoveries)                    (436,655)      348,813
                                                 --------    ----------
 Balance at end of year ..............         $1,957,220    $1,720,565
                                                =========    ==========


 Total loans, net of unearned income:
   Average                                  $ 153,501,324  $140,470,470
   At December 31                             157,568,996   146,950,427
 As a percentage of average loans:
   Net charge-offs (recoveries)                    (0.28)%        0.25%
   Provision for loan losses                       (0.13)%        0.12%
 Allowance as a percentage of year-end loans
 (excluding mortgage loans held for sale)            1.24%        1.17%
 Allowance as a percentage of non-performing los   754.38%      238.95%


The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

ALLOCATION OF ALLOWANCE FOR LOAN LOSS
For the year ended December 31,
In thousands
                                          2005                    2004
                                          ----                    ----
                                               % of                    % of
                                             Allowance                Allowance
                                              in Each                  in Each
                                              Category                Category
                                              to Total                to Total
                                   Amount     Loans        Amount     Loans

Mortgage loans                    $  582       0.37%       $  141       0.09%
Consumer and other loans             164       0.10%          143       0.10%
Commercial                           548       0.35%          986       0.67%
Commercial real estate               624       0.40%          398       0.27%
Unallocated                           39       0.02%           53       0.04%
                                  ------      -------       -----       -----

Total allowance for loan losses   $1,957       1.24%       $1,721       1.17%
                                  ======       =====       ======       =====

Management believes that the allowance for loan losses at December 31, 2005 is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the Bank, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.

SECURITIES
Securities are all classified as available for sale, and averaged $12,502,146 in 2005, a decrease of $(629,580) over the average of $13,131,726 in 2004. The tables below present the carrying value of securities for each of the past two years and the maturities and yield characteristics of securities as of December 31, 2005.

 CARRYING VALUE OF AVAILABLE FOR SALE SECURITIES
 IN THOUSANDS
                                                           DECEMBER 31
                                                        2005        2004
                                                       -----       -----
 U.S. Government agencies                            $ 8,641     $ 8,661
 Mortgage-backed securities                            3,417       4,228
                                                       -----       -----
   Total available for sale securities              $ 12,058     $12,889
                                                    ========     =======


 MATURITY DISTRIBUTION OF  AVAILABLE FOR SALE SECURITIES

 December 31, 2005
 Dollars in thousands
                                                        OVER        OVER
                                                      ONE YEAR   FIVE YEARS    OVER
                                        ONE YEAR     THROUGH      THROUGH      TEN         TOTAL       MARKET
                                         OR LESS    FIVE YEARS   TEN YEARS     YEARS     MATURITIES     VALUE
                                         -------    ----------   ----------    ------    ----------    ------
U.S. Government agencies                 $ 4,000     $    -      $ 4,985      $   -       $ 8,985      $8,641
Mortgage-backed securities:(1)                 -          -          653       2,950        3,603       3,417
                                         -------     ---------    -------     ------       ------      ------
                                              -
  Total available for sale               $ 4,000     $    0      $ 5,638      $2,950      $12,588    $ 12,058
                                         =======      ========   =======      ======      =======    ========
securities

Percent of total                          31.78%         0.0%       44.78%     23.44%        100.0%
Weighted average yield(2)                  3.25%        0.00%        3.94%      3.64%         3.65%

(1) Mortgage-backed securities are grouped into average lives based on December 2005 prepayment projections. (2) The weighted average yields are based on amortized cost.


DEPOSITS
Total deposits averaged $141,200,521 during 2005, an increase of $10,559,882 compared to $130,640,639 in 2004. Time deposits of $100,000 or more totaled $29,550,419 at December 31, 2005, compared to $19,982,720 at December 31, 2004.
Interest expense on time deposits of $100,000 or more was $631,999 in 2005, compared to $566,072 in 2004. The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2005:

 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE
 December 31, 2005
 Three months or less                                             $   5,603,151
 Over three through six months                                        2,769,803
 Over six through twelve months                                       8,479,234
 Over one year through two years                                      5,871,196
 Over two years through five years                                    6,827,035
                                                                      ---------
    Total                                                         $  29,550,419
                                                                   ============

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

OTHER BORROWINGS. The Bank utilizes Federal Home Bank of Cincinnati (FHLB) advances for funding and liability management. Advances are secured borrowings with terms ranging from overnight to thirty years. Rates vary based on the term to repayment, and are summarized below as of December 31, 2005:

  TYPE          MATURITY             RATE                AMOUNT
  Fixed      January 20, 2006       2.21%             $   5,000,000
  Fixed       May 26, 2006          3.90%                 2,000,000
  Fixed       June 9, 2006          2.03%                 4,000,000
  Fixed       May 2, 2007           4.19%                 3,000,000
  Fixed      October 27, 2008       4.83%                   500,000
                                                       ------------
                                                       $ 14,500,000

In 2001, the Company executed a credit agreement from a correspondent bank for the purpose of injecting capital into the Bank. The rate on the loan, which was repriced annually on June 22, was at one-year LIBOR plus 275 basis points. The credit agreement was secured by the Bank's common stock, and the outstanding balance, consisting of $3,000,000 principal and accrued interest, was paid off during the third quarter of 2004 using proceeds from the sale of preferred stock. This line of credit was terminated in late 2004. On August 12, 2005, the Company executed a credit agreement from another bank for operating capital and general corporate purposes. The line has a total availability of $3,000,000, matures August 12, 2006, and bears interest at New York Prime with interest payable monthly. The credit agreement is secured by the Bank's common stock. As of December 31, 2005, the line had not been drawn upon.

Information regarding short-term borrowings is presented below:

 BORROWINGS
 Dollars in thousands
                                                            2005          2004
                                                            ----          ----
 FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
  Balance at year end ............................       $ 2,920        $ 6,373
  Weighted average rate at year end ..............          0.87%          1.51%
  Average balance during the year ................         4,897          5,172
  Weighted average rate during the year ..........          1.55%          1.01%
  Maximum month-end balance ......................         8,227         10,459
OTHER BORROWINGS:
  Balance at year end ............................        14,500         13,000
  Weighted average rate at year end ..............          2.90%          2.06%
  Average balance during the year ................        13,627         14,779
  Weighted average rate during the year ..........          2.73%          2.40%
  Maximum month-end balance ......................        17,000         16,000
TOTAL BORROWINGS:
  Balance at year end ............................        17,420         19,373
  Weighted average rate at year end ..............          2.56%          1.88%
  Average balance during the year ................        18,997         19,951
  Weighted average rate during the year ..........          2.57%          1.97%
  Maximum month-end balance ......................        22,248         26,459

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assets. Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

The Company's capital ratios (calculated in accordance with regulatory guidelines) were as follows:

                                      DECEMBER 31, 2005        DECEMBER 31, 2004
TIER I RISK-BASED CAPITAL RATIO                 9.91%                   9.49%
   Regulatory minimum                           4.00%                   4.00%
   "Well-capitalized" minimum                    N/A                      N/A
TOTAL RISK-BASED CAPITAL RATIO                 13.27%                  13.55%
   Regulatory minimum                           8.00%                   8.00%
   "Well-capitalized" minimum                   N/A                       N/A
TIER I LEVERAGE RATIO                           8.40%                   8.05%
Regulatory minimum                              4.00%                   4.00%
"Well-capitalized" minimum                       N/A                      N/A

The Bank's capital ratios (calculated in accordance with regulatory guidelines) were as follows:

                                      DECEMBER 31, 2005        DECEMBER 31, 2004
TIER I RISK-BASED CAPITAL RATIO                 11.87%                   11.78%
   Regulatory minimum                            4.00%                    4.00%
   "Well-capitalized" minimum                    6.00%                    6.00%
TOTAL RISK-BASED CAPITAL RATIO                  13.09%                   12.99%
   Regulatory minimum                            8.00%                    8.00%
   "Well-capitalized" minimum                   10.00%                   10.00%
TIER I LEVERAGE RATIO                           10.06%                    9.99%
Regulatory minimum                               4.00%                    4.00%
"Well-capitalized" minimum                       5.00%                    5.00%

At December 31, 2005, the Company and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. The Company's total risk-based ratio declined slightly while all other capital ratios improved generally as the percentage increase in capital outweighed the percentage increase of assets.

During the third quarter of 2004 the Company completed the private placement of 250 shares of Cumulative Convertible Preferred Stock (preferred stock) at a stated value $31,992 per share, for an aggregate purchase price of $7,998,000. The preferred stock is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 on and after three years from the date of issuance. The sale of the Preferred Stock netted proceeds to the Company of $7,659,340.

In 2005, a 5% stock dividend was paid on May 30, 2005 to shareholders of record on April 29, 2005. The stock dividend resulted in the issuance of 42,584 shares.

IMPACT OF ACCOUNTING PRONOUNCEMENTS AND REGULATORY POLICIES

In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 Accounting for Stock-Based Compensation (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date as well as for the unvested portion of awards existing as of the effective date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123. Based on the awards outstanding at December 31, 2005, we have estimated that approximately $148,852 of compensation expense related to those awards will be recognized during the year ended December 31, 2006.

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

ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements of the Company and report of independent accountants are included herein:
       Report of Independent Registered Public Accounting Firm, Crowe Chizek
       and Company, LLC
       Report of Independent Registered Public Accounting Firm, BKD,LLP Consolidated Balance Sheets--December 31, 2005 and 2004
       Consolidated Statements of Operations--Years ended December 31, 2005 and 2004
       Consolidated Statements of Stockholder's Equity--Years ended December 31, 2005 and 2004
       Consolidated Statements of Cash Flows--Years ended December 31, 2005 and 2004
       Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION

            ACCOUNTANTS' REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                           CITIZENS FIRST CORPORATION
                           DECEMBER 31, 2005 AND 2004


CONTENTS



    2005 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............34

    2004 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............35



    CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets..........................................36

        Consolidated Statements of Operations................................37

        Consolidated Statements of Stockholders' Equity......................38

        Consolidated Statements of Cash Flows................................39

        Notes to Financial Statements........................................40

          CROWE CHIZEK AND COMPANY LLC
          MEMBER HORWATH INTERNATIONAL



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit Committee, Board of Directors
   and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


We have audited the accompanying consolidated balance sheet of Citizens First Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended with accounting principles generally accepted in the United States of America.


                                           /s/ Crowe Chizek and Company LLC
                                               Crowe Chizek and Company LLC
Brentwood, Tennessee
March 9, 2006

BKD,LLP


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit Committee, Board of Directors
   and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


We have audited the accompanying consolidated balance sheet of Citizens First Corporation as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended with accounting principles generally accepted in the United States of America.


                                                        /s/ BKD LLP
                                                            BKD LLP
Evansville, Indiana
January 21, 2005

                           CITIZENS FIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004


        ASSETS
                                                                                      2005                2004
                                                                            ----------------------------------------

        Cash and due from banks                                               $      4,062,402   $      3,910,629
        Federal funds sold                                                          11,681,000            169,078
                                                                               ---------------    ---------------

               Cash and cash equivalents                                            15,743,402          4,079,707

        Available-for-sale securities                                               12,057,724         12,888,985
        Loans held for sale                                                            621,085            649,500
        Loans, net of allowance for loan losses of $1,957,220 and
          $1,720,565 at December 31, 2005 and 2004, respectively                   155,611,776        145,229,862
        Premises and equipment                                                       7,608,072          3,628,317
        Federal Home Loan Bank (FHLB) stock                                            615,100            582,800
        Accrued interest receivable                                                  1,085,723            788,871
        Deferred income taxes                                                          612,573            549,292
        Goodwill                                                                     1,264,516            936,416
        Other                                                                          281,573            178,336
                                                                               ---------------    ---------------

               Total assets                                                   $    195,501,544   $    169,512,086
                                                                               ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits
           Non interest bearing                                               $     15,060,574   $     15,015,304
           Savings, NOW and money market                                            55,612,009         54,770,108
           Time                                                                     85,704,604         60,743,325
                                                                               ---------------    ---------------

               Total deposits                                                      156,377,187        130,528,737

        Federal funds purchased                                                           --            2,500,000
        Securities sold under repurchase agreements                                  2,919,629          3,872,532
        FHLB advances                                                               14,500,000         13,000,000
        Income taxes payable                                                           113,607            155,814
        Accrued interest and other liabilities                                       1,632,758          1,278,363
                                                                               ---------------    ---------------

               Total liabilities                                                   175,543,181        151,335,446
                                                                               ---------------    ---------------

    STOCKHOLDERS' EQUITY
        6.5% cumulative preferred stock; no par value, authorized
          500 shares; issued and outstanding 250 shares at
          December 31, 2005 and 2004, respectively                                   7,659,340          7,659,340
        Common stock, no par value, authorized 2,000,000 shares;
          issued and outstanding 893,643 and 844,057 shares at
          December 31, 2005, and 2004, respectively                                 10,079,986          9,975,130
        Retained earnings                                                            2,568,905            851,972
        Accumulated other comprehensive income (loss)                                 (349,868)          (309,802)
                                                                               ---------------    ---------------

               Total stockholders' equity                                           19,958,363         18,176,640
                                                                               ---------------    ---------------

               Total liabilities and stockholders' equity                     $    195,501,544   $    169,512,086
                                                                               ===============    ===============

See Notes to Consolidated Financial Statements

                           Citizens First Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004

                                                                    2005             2004
                                                                ---------------------------
    Interest and Dividend Income
    Loans ...................................................   $ 10,498,720    $ 8,061,256
    Available-for-sale securities ...........................        472,162        514,567
    Federal funds sold ......................................         73,170         22,243
    Dividends on FHLB stock .................................         29,805         22,694
                                                                ------------    -----------

           Total interest and dividend income ...............     11,073,857      8,620,760
                                                                ------------    -----------

Interest Expense
    Deposits ................................................      2,905,843      2,135,180
    Securities sold under repurchase agreements .............         31,686         37,318
    FHLB advances ...........................................        371,403        354,354
    Federal funds purchased .................................         44,003         14,776
                                                                ------------    -----------

           Total interest expense ...........................      3,352,935      2,541,628
                                                                ------------    -----------

Net Interest Income .........................................      7,720,922      6,079,132

Provision for Loan Losses ...................................       (200,000)       165,000
                                                                ------------    -----------

Net Interest Income After Provision for Loan Losses .........      7,920,922      5,914,132
                                                                ------------    -----------

Noninterest Income
    Service charges on deposit accounts .....................        808,173        834,900
    Other service charges and fees ..........................        141,333        136,954
    Title insurance premiums and closing costs ..............         68,151         65,213
    Sale of mortgage loans ..................................        342,533        413,715
    Lease income ............................................         99,756            890
    Net realized gains (losses) on sale of available-for-sale
      securities ............................................           --          (34,368)
    Trust referral fees .....................................         16,000         12,500
                                                                ------------    -----------

           Total noninterest income .........................      1,475,946      1,429,804
                                                                ------------    -----------

Noninterest Expense
    Salaries and employee benefits ..........................      3,005,399      3,039,857
    Net occupancy expense ...................................        421,798        365,519
    Equipment expense .......................................        379,111        421,688
    Advertising .............................................        229,187        162,217
    Professional fees .......................................        563,378        472,315
    Data processing services ................................        414,165        368,119
    FDIC and other insurance ................................         96,666        154,088
    Franchise shares and deposit tax ........................        174,550        140,547
    Postage and office supplies .............................        117,027        101,354
    Telephone and other communication .......................        125,187        122,031
    Other ...................................................        477,943        458,162
                                                                ------------    -----------

           Total noninterest expense ........................      6,004,411      5,805,897
                                                                ------------    -----------

Income Before Income Taxes ..................................      3,392,457      1,538,039

Provision for Income Taxes ..................................      1,155,653        500,150
                                                                ------------    -----------

Net Income ..................................................   $  2,236,804    $ 1,037,889
                                                                ============    ===========

Basic Earnings  per Share ...................................   $       1.92    $      0.95
                                                                ============    ===========

Diluted Earnings per Share ..................................   $       1.55    $      0.95
                                                                ============    ===========

See Notes to Consolidated Financial Statements


                           CITIZENS FIRST CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004



                                                                                             ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK                    OTHER                         TOTAL
                                        ----------------   ------------------    RETAINED  COMPREHENSIVE              COMPREHENSIVE
                                       SHARES     AMOUNT    SHARES     AMOUNT    EARNINGS   INCOME(LOSS)    TOTAL           INCOME
                                     -------- ----------  --------  ---------   ---------  ------------   ----------  -------------

Balance, January 1, 2004                      $     --     840,447  $ 9,920,981  $   54,789   $(365,393)  $9,610,377
Net income                                                                        1,037,889                1,037,889     $1,037,889
Preferred stock issued, 250 shares
issued at $31,992 per share, net
of offering costs of $338,660           250    7,659,340                                                   7,659,340
Common stock issued, 3,610 shares
issued at $15.00 per share
                                                             3,610       54,149                               54,149
Dividend declared, preferred stock
including dividends paid of
$109,671)                                                                         (240,706)                 (240,706)
Change in unrealized gain (loss)on
available for sale securities
                                                                                                 55,591       55,591         55,591
                                     ------   ---------    --------   ---------   ---------  -----------  -----------    ----------

        Total comprehensive income                                                                                       $1,093,480
                                                                                                                         ==========

Balance, December 31, 2004              250    7,659,340   844,057    9,975,130     851,972    (309,802)  18,176,640

Net income                                                                        2,236,804                2,236,804     $2,236,804
Common stock issued, 7,002 shares                            7,002      104,856                              104,856
5% stock dividend declared                                  42,584
Change in unrealized gain (loss) on
   available for sale securities                                                                (40,066)     (40,066)       (40,066)
Dividends declared, preferred stock
   (including dividends paid of
   $519,871)                                                                       (519,871)                (519,871)            --
                                       ---    ----------   -------  -----------  ----------   ----------   ----------     ----------
        Total comprehensive income                                                                                       $2,196,738
                                                                                                                         ===========

Balance, December 31, 2005             250    $7,659,340   893,643  $10,079,986  $2,568,905   $(349,868)  $19,958,363
                                       ===    ==========   =======  ===========  ==========   ==========  ===========
 See Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           2005             2004
                                                                      ----------------------------
    OPERATING ACTIVITIES
    Net income ....................................................   $  2,236,804    $  1,037,889
    Items not requiring (providing) cash
       Depreciation and amortization ..............................        396,381         376,979
       Provision for loan losses ..................................       (200,000)        165,000
       Amortization of premiums and discounts on securities .......         13,108          18,085
       Deferred income taxes ......................................        (63,281)         25,428
       Net realized (gains) losses on sale of securities ..........           --            34,368
       Sale of mortgage loans held for sale .......................     25,735,945      22,122,513
       Origination of mortgage loans held for sale ................    (25,364,997)    (21,828,498)
       Gains on sales of loans ....................................       (342,533)       (413,715)
       Losses (gains) on sale of other real estate owned ..........          6,803          (3,298)
       Loss on sale premises and equipment ........................           --             2,259
       FHLB stock dividends received ..............................        (29,500)        (22,400)
    Changes in
       Interest receivable ........................................       (296,852)        (94,234)
       Income taxes receivable (payable) ..........................        (42,207)        443,722
       Other assets ...............................................       (295,773)       (111,746)
       Interest payable and other liabilities .....................        547,254         150,480
                                                                      ------------    ------------
           Net cash provided by operating activities ..............      2,301,152       1,902,832
                                                                      ------------    ------------
INVESTING ACTIVITIES
    Net (increase) decrease in loans ..............................    (10,447,058)    (12,583,764)
    Purchase of premises and equipment ............................     (4,351,883)        (94,819)
    Proceeds from maturities of available-for-sale securities .....        757,446         815,541
    Proceeds from sales of other real estate owned ................        261,929          73,298
    Proceeds from sales of available-for-sale securities ..........           --         4,727,439
    Proceeds from sales of premises and equipment .................           --               625
    Contingent payment related to purchase of Commonwealth Mortgage
      and Southern KY Land Title, Inc., net of stock issued .......       (251,717)       (162,401)
    Purchase of FHLB stock ........................................         (2,800)       (135,300)
                                                                      ------------    ------------
           Net cash used in investing activities ..................    (14,034,083)     (7,359,381)
                                                                      ------------    ------------
FINANCING ACTIVITIES
    Net increase in demand deposits, money market, NOW and ........
      savings accounts ............................................        887,171       5,803,840
    Net increase (decrease) in time deposits ......................     24,961,279      (9,004,195)
    Proceeds from FHLB advances ...................................      8,000,000       5,000,000
    Repayment of  FHLB advances ...................................     (6,500,000)     (6,000,000)
    Net increase (decrease) in fed funds purchased and repurchase
      agreements ..................................................     (3,452,903)        953,546
    Issuance of preferred stock, net of costs .....................           --         7,659,340
    Issuance of common stock, net of costs ........................         20,950               0
    Dividends paid on preferred stock .............................       (519,871)       (109,671)
                                                                      ------------    ------------
           Net cash provided by financing activities ..............     23,396,626       4,302,860
                                                                      ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     11,663,695      (1,153,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................      4,079,707       5,233,396
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ............................   $ 15,743,402    $  4,079,707
                                                                      ============    ============
SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid .................................................   $  3,166,079    $  2,573,723
    Income taxes paid .............................................   $  1,240,500    $     31,000
    Loans transferred to other real estate owned ..................   $    268,732    $       --

See Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004




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


    USE OF ESTIMATES

        To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.


    CASH FLOWS

        Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

    SECURITIES

        Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss).


    FEDERAL HOME LOAN BANK (FHLB)STOCK

       The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

    LOANS HELD FOR SALE

        Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan's carrying value. Loans are sold servicing released.

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

        Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from twenty-five to forty years. Furniture, fixtures, and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from three to seven years.

    FORECLOSED ASSETS

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


    GOODWILL

        Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

    LONG TERM ASSETS

        Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.


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

    STOCK OPTION PLANS

        The Company accounts for the employee and the non-employee director stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following tables illustrate the effect on net income and basic earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the years ending December 31, 2005 and 2004.

                                                        2005           2004
                                                 -----------    -----------


Net income, as reported .......................  $ 2,236,804    $ 1,037,889
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ...............      (122,716)       (66,877)
                                                 -----------    -----------

Pro forma net income .........................   $ 2,114,088    $   971,012
                                                 ===========    ===========

Earnings per share
Basic - as reported ..........................   $      1.92    $      0.95
Basic - pro forma ............................   $      1.79    $      0.87

Diluted - as reported.........................   $      1.55    $      0.95
Diluted - pro forma...........................   $      1.46    $      0.87

    EARNINGS PER SHARE

        Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average common shares outstanding during each year. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options. Convertible preferred stock was excluded for purposes of calculating diluted earnings per share as it was determined that conversion had an anti-dilutive effect on earnings per share. Weighted-shares have been adjusted for a 5% stock dividend paid in 2005. The following table reconciles basic and diluted earnings per share for the years ending December 31, 2005 and 2004.



                                                   2005                                     2004
                                  ---------------------------------------- ----------------------------------------
                                              WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
                                                  SHARES      PER SHARE         INCOME      SHARES      PER SHARE
                                     INCOME                    AMOUNT                                   AMOUNT
                                  ---------------------------------------- ----------------------------------------

        BASIC EARNINGS  PER
          SHARE
           Net income             $  2,236,804                             $  1,037,889
           Less: Dividends on
             preferred stock          (519,871)                                (240,706)
                                    ----------                               ----------
           Net income available
             to common
             shareholders            1,716,933     892,235    $    1.92         797,183     843,021    $    0.95
                                                               ========                                 ========

        EFFECT OF DILUTIVE
          SECURITIES
           Preferred stock             519,871     541,800                      240,706     250,175
           Stock options                     -      10,333                            -          81
                                    ----------   ---------                   ----------   ---------

        DILUTED EARNINGS PER
          SHARE
           Net income available
             to common
             shareholders and
             assumed conversions  $  2,236,804   1,444,368    $    1.55    $  1,037,889   1,093,277   $    0.95
                                    ==========   =========     ========      ==========   =========     ========

    ADOPTION OF NEW ACCOUNTING STANDARDS

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

        Based on the awards outstanding at December 31, 2005, management has estimated that approximately $148,852 of compensation expense related to those awards will be recognized during the year ended December 31, 2006.


    LOSS CONTINGENCIES

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.


    DIVIDEND RESTRICTION

        Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. These restrictions pose no practical limit on the ability of the bank or holding company to pay dividends.


    FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.


    RECLASSIFICATIONS

        Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net earnings.

NOTE 2:AVAILABLE-FOR-SALE SECURITIES

        The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

                                              GROSS          GROSS
                                 FAIR       UNREALIZED     UNREALIZED
                                 VALUE        GAINS          LOSSES
                              -----------------------------------------
December 31, 2005
 U. S. government agencies    $ 8,640,500   $      --      $  (344,763)
 Mortgage-backed securities     3,417,224          --         (185,340)
                              -----------   -----------    ------------

                              $12,057,724   $         0    $  (530,103)
                              ===========   ===========    ============

December 31, 2004
 U. S. government agencies    $ 8,660,900   $      --      $  (322,709)
 Mortgage-backed securities     4,228,085          --         (146,687)
                              -----------   -----------    ------------

                              $12,888,985   $         0    $  (469,396)
                              ===========   ===========    ============

        The amortized cost and fair value of securities available for sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              AVAILABLE FOR SALE
                                            -----------------------
                                            AMORTIZED        FAIR
                                              COST          VALUE
                                            -----------------------

Within one year .......................   $ 4,000,000   $ 3,897,000
One to five years .....................          --            --
Five to ten years .....................     4,985,263     4,743,500
After ten years .......................          --            --
                                          -----------   -----------
                                            8,985,263     8,640,500
Mortgage-backed securities not due on a
   single maturity date ...............     3,602,564     3,417,224
                                          -----------   -----------

       Totals .........................   $12,587,827   $12,057,724
                                          ===========   ===========

        The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $8,330,993 at December 31, 2005, and $10,858,512 at December 31, 2004.

        Gross gains of $18,918 and gross losses of $53,286 for 2004 were realized from sales of available-for-sale securities. There were no sales of securities in 2005. An income tax benefit of approximately $12,000 for 2004 was recorded in connection with those sales.

        Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and December 31,

        2004, was $12,057,724 and $12,888,985, respectively, which is 100% of the Bank's available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

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

        The following table shows the Bank's investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:


                                  LESS THAN 12 MONTHS           12 MONTHS OR MORE                 TOTAL
                        -----------------------------------------------------------------------------------------
 DESCRIPTION OF         FAIR VALUE    UNREALIZED    FAIR VALUE    UNREALIZED     FAIR VALUE    UNREALIZED
   SECURITIES                           LOSSES                      LOSSES                       LOSSES
-----------------------------------------------------------------------------------------------------------------

December 31, 2005
  U.S. government
     agencies ....   $      --     $      --      $ 8,640,500   $  (344,763)   $ 8,640,500   $  (344,763)
  Mortgage-backed
     securities ..          --            --        3,417,224      (185,340)     3,417,224      (185,340)
                     -----------   -----------    -----------   -----------    -----------   ------------

     Total
       temporarily
       impaired
       securities    $      --     $      --      $12,057,724   $  (530,103)   $12,057,724   $  (530,103)
                     ===========   ===========    ===========   ===========    ===========   ============

December 31, 2004
  U.S. government
     agencies ....   $ 2,941,200   $   (58,800)   $ 5,719,700   $  (263,909)   $ 8,660,900   $  (322,709)
  Mortgage-backed
     securities ..          --            --        4,228,085      (146,687)     4,228,085      (146,687)
                     -----------   -----------    -----------   -----------    -----------   ------------

     Total
       temporarily
       impaired
       securities    $ 2,941,200   $   (58,800)   $ 9,947,785   $  (410,596)   $12,888,985   $  (469,396)
                     ===========   ===========    ===========   ===========    ===========   ============

NOTE 3:SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

        The Company enters into purchases of securities under agreements to resell. The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the balance sheet. The securities underlying the agreements are book-entry securities. During the period, the securities were delivered by appropriate entry into the Company's account maintained at the Federal Reserve Bank of St. Louis or into a third-party custodian's account designated by the Company under a written custodial agreement that explicitly recognizes the Company's interest in the securities. At December 31, 2005, these agreements matured within 90 days. The agreements relating to mortgage-backed securities were agreements to resell substantially identical securities. At December 31, 2005, no material amount of agreements to resell securities purchased was outstanding with any individual dealer. The Company's policy requires that all securities purchased under agreements to resell be fully collateralized.



NOTE 4:  LOANS AND ALLOWANCE FOR LOAN LOSSES

        Categories of loans at December 31 include:


                                       2005             2004
                                  -----------------------------

Commercial and agricultural ..   $  41,670,561    $  41,420,552
Commercial real estate .......      60,971,395       47,853,245
Residential real estate ......      45,108,425       46,817,849
Consumer .....................       9,818,615       10,858,781
                                 -------------    -------------
       Total loans ...........     157,568,996      146,950,427
Less allowance for loan losses      (1,957,220)      (1,720,565)
                                 -------------    -------------

       Net loans .............   $ 155,611,776    $ 145,229,862
                                 =============    =============

        Activity in the allowance for loan losses was as follows:

                                                   2005           2004
                                               -------------------------
Balance, beginning of year ................   $ 1,720,565    $ 1,904,378
    Provision charged (credited) to expense      (200,000)       165,000
    Loans charged off .....................      (295,272)      (380,891)
    Recoveries ............................       731,927         32,078
                                              -----------    -----------

Balance, end of year ......................   $ 1,957,220    $ 1,720,565
                                              ===========    ===========

        The change in the allowance in 2005 is primarily a result of a favorable judgment on a problem loan that had been partially charged-off. Upon receipt of the judgment award of $1,099,150 in November 2005 from the Texas court system, $518,052 was applied to a non-accrual loan, $60,000 was reserved for collection expense related to the recovery and the remainder was applied as a partial recovery of the previously charged-off loan.

        Impaired loans totaled $256,993 and $720,041 at December 31, 2005 and 2004, respectively. An allowance for loan losses of $17,000 and $419,000 relates to impaired loans of $69,000 and $718,103 at December 31, 2005 and 2004, respectively.

        Interest of $13,426 and $1,857 was recognized on average impaired loans of $256,993 and $720,041 for 2005 and 2004, respectively. Interest of $7,592 and $187 was recognized on impaired loans on a cash basis during 2005 and 2004, respectively.

        At December 31, 2005 and 2004, accruing loans delinquent 90 days or more totaled $92,957 and $1,938, respectively. Non-accruing loans at December 31, 2005 and 2004 were $164,036 and $718,103, respectively.


NOTE 5:  PREMISES AND EQUIPMENT

        Major classifications of premises and equipment, stated at cost, are as follows:

                                     2005          2004
                                 -------------------------

Land and land improvements ..   $ 2,472,996    $ 1,298,963
Buildings and improvements ..     4,957,031      2,046,324
Leasehold improvements ......       108,124        108,124
Furniture and fixtures ......       200,145        188,741
Equipment ...................     1,474,512      1,323,924
Automobiles .................        41,038         41,038
Construction in progress ....       129,264           --
                                -----------    -----------
                                  9,383,110      5,007,114
Less accumulated depreciation    (1,775,038)    (1,378,797)
                                -----------    -----------

Net premises and equipment ..   $ 7,608,072    $ 3,628,317
                                ===========    ===========

        In 2005 the Bank purchased a land and building at 1065 Ashley Street in Bowling Green which will serve as the Bank's corporate headquarters. This facility was purchased for $3,750,000 and remodeling costs are estimated at $650,000. The construction in progress account represents costs incurred as of December 31, 2005 for the remodeling. The majority of the first floor is leased to other tenants, which is recognized as lease income.

NOTE 6:  GOODWILL

        The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were:

                                                              2005         2004
                                                          -----------------------

Balance as of January 1 ...............................   $  936,416   $  384,243
Settlement of contingent consideration from purchase of
   Commonwealth Mortgage ..............................      328,100      552,173
                                                          ----------   ----------

                                                          $1,264,516   $  936,416
                                                          ==========   ==========

NOTE 7:  INTEREST-BEARING DEPOSITS

        Interest-bearing deposits in denominations of $100,000 or more were $29,550,419 on December 31, 2005, and $19,982,720 on December 31, 2004.


        At December 31, 2005, the scheduled maturities of time deposits were as follows:

           2006                                                $     56,087,596
           2007                                                      19,468,516
           2008                                                       8,517,282
           2009                                                         374,705
           2010                                                       1,256,505
                                                                ---------------
                                                               $     85,704,604
                                                               ================

NOTE 8:  FEDERAL HOME LOAN BANK ADVANCES


        Federal Home Loan Bank ("FHLB") advances outstanding at December 31, 2005, mature from January 20, 2006 to October 27, 2008. The advances bear fixed interest rates ranging from 2.03% to 4.83%. The average rate on these advances is 2.90%. The advances are collateralized by a blanket agreement assigning mortgages on single family residences to the FHLB, and are subject to restrictions or penalties in the event of prepayment.

        Aggregate annual maturities of FHLB advances at December 31, 2005, were:

           2006                                                $     11,000,000
           2007                                                       3,000,000
           2008                                                         500,000
                                                                ---------------
                                                               $     14,500,000
                                                               ================

        The Bank had additional borrowing capacity of $3.1 million at the Federal Home Loan Bank at December 31, 2005.

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

NOTE 10: INCOME TAXES

        The provision (credit) for income taxes includes these components:

                                  2005          2004
                             -------------------------

Taxes currently payable .   $ 1,198,294    $   474,722
Deferred income taxes ...       (42,641)        25,428
                            -----------    -----------

       Income tax expense   $ 1,155,653    $   500,150
                            ===========    ===========

        A reconciliation of the income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                           2005         2004
                                        ----------------------

Computed at the statutory rate (34%)   $1,153,436   $  522,933
Other ..............................        2,217      (22,783)
                                       ----------   ----------

       Actual tax expense ..........   $1,155,653   $  500,150
                                       ==========   ==========

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                            2005         2004
                                                         -----------------------
Deferred tax assets
    Allowance for loan losses ........................   $ 340,334    $ 408,256
    Depreciation .....................................      33,878         --
    Unrealized losses on available-for-sale securities     180,235      159,595
    Accrued compensated absences .....................      59,140       59,140
    Deferred loan fees/costs .........................       5,187         --
    Other ............................................      56,196         --
                                                         ---------    ---------

                                                           674,970      626,991
                                                         ---------    ---------

Deferred tax liabilities
    Deferred loan fees/costs .........................        --         (3,653)
    FHLB stock dividends .............................     (31,348)     (21,318)
    Depreciation .....................................        --        (31,525)
    Accretion on investment securities ...............      (2,427)      (2,681)
    Prepaid expenses .................................     (28,622)     (18,522)
                                                         ---------    ---------

                                                           (62,397)     (77,699)
                                                         ---------    ---------

Net deferred tax asset ...............................   $ 612,573    $ 549,292
                                                         =========    =========
NOTE 11: OTHER COMPREHENSIVE INCOME (LOSS)

        Other comprehensive income (loss) components and related taxes were as follows:

                                                                       2005               2004
                                                                   -------------    --------------

Unrealized gains (losses) on available-for-sale securities         $    (60,707)    $    49,861
Reclassification for realized amount included in income                       0          34,368
                                                                    -------------   --------------
     Other comprehensive income (loss), before tax effect               (60,707)         84,229
Tax expense (benefit)                                                   (20,641)         28,638
                                                                   -------------    --------------

        Other comprehensive income (loss)                          $    (40,066)    $    55,591
                                                                   =============    ==============

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

        As of December 31, 2005, the most recent notification from regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's categories.

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

                                                                                            TO BE WELL CAPITALIZED
                                                                    FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                                 ACTUAL                   PURPOSES             ACTION PROVISIONS
                                       ------------------------------------------------------------------------------
                                           AMOUNT       RATIO       AMOUNT        RATIO       AMOUNT       RATIO
                                       ------------------------------------------------------------------------------

       AS OF DECEMBER 31, 2005
        Total Capital
           (to Risk-Weighted Assets)
             Consolidated              $  21,329,000      13.27% $ 12,857,000       8.0%            N/A      N/A
             Citizens First Bank,
                Inc.                      21,040,000      13.09    12,857,000       8.0    $ 16,078,000      10.0%

        Tier I Capital
           (to Risk-Weighted Assets)
             Consolidated                 15,929,000       9.91     6,428,000       4.0             N/A      N/A
             Citizens First Bank,
                Inc.                      19,083,000      11.87     6,428,000       4.0       9,642,000       6.0

        Tier I Capital
           (to Average Assets)
             Consolidated                 15,929,000       8.40     7,585,000       4.0             N/A      N/A
             Citizens First Bank,
                Inc.                      19,083,000      10.06     7,590,000       4.0       9,487,000       5.0


       AS OF DECEMBER 31, 2004
        Total Capital
           (to Risk-Weighted Assets)
             Consolidated              $  19,272,000      13.6%  $ 11,379,000       8.0%            N/A      N/A
             Citizens First Bank,
                Inc.                      18,471,000      13.0     11,379,000       8.0    $ 14,224,000      10.0%

        Tier I Capital
           (to Risk-Weighted Assets)
             Consolidated                 13,501,000       9.5      5,690,000       4.0             N/A      N/A
             Citizens First Bank,
                Inc.                      16,750,000      11.8      5,690,000       4.0       8,535,000       6.0

        Tier I Capital
           (to Average Assets)
             Consolidated                 13,501,000       8.0      6,710,000       4.0             N/A      N/A
             Citizens First Bank,
                Inc.                      16,750,000      10.0      6,709,000       4.0       8,386,000       5.0

        The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005, the Bank could, without prior approval, declare dividends of approximately $3.394 million.

NOTE 13: RELATED PARTY TRANSACTIONS

        At December 31, 2005 and 2004, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $8,394,043 and $8,879,034, respectively.

        Deposits from related parties held by the Bank at December 31, 2005 and 2004, totaled $2,097,034 and $10,661,192, respectively.

NOTE 14: EMPLOYEE BENEFIT PLANS

        The Company has a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for 2005 and 2004 were $69,935 and $72,692, respectively.

        Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 4% of the employee's compensation.

NOTE 15: STOCK OPTION PLANS

        In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 126,000 shares of Company common stock have been reserved for issuance under the plan. Options granted expire after ten years, and vest ratably over a three year period.

        In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 42,000 shares of common stock have been reserved for issuance under the plan. Options granted expire after ten years, and are immediately vested.

        A summary of the status of the plans at December 31, 2005 and 2004, and changes during the periods then ended is presented below:

                                                              2005                              2004
                                               ---------------------------------------------------------------------
                                                                                                          WEIGHTED-
                                                                                                          AVERAGE
                                                     SHARES       EXERCISE PRICE        SHARES        EXERCISE PRICE
                                               ---------------------------------------------------------------------
           Outstanding, beginning of year             51,030        $   13.50               --
              Granted                                 58,170            14.94           51,975        $    13.50
              Exercised                               (1,575)           13.30                --               --
              Forfeited                              (12,022)           13.89             (945)            13.57
              Expired                                     --               --                --               --
                                                  -----------                       ----------

           Outstanding, end of year                   95,603        $   14.33           51,030        $    13.50
                                                  ==========                        ==========

           Options exercisable, end of year           25,305        $   13.81            9,975        $    13.19
                                                  ==========                        ==========


        The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

                                                          2005            2004
                                                       -----------------------
      Dividend yields                                       0%              0%
      Volatility factors of expected market price
      of common stock                                   24.54%          19.90%
      Risk-free interest rates                           4.00%           1.00%
      Expected life of options                        7 years         10 years

        The following table summarizes information about stock options under the plans outstanding at December 31, 2005:


                                       OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE        NUMBER OF
                           ----------------------------------------------------------------------      SHARES
                                         WEIGHTED-                                                   REMAINING
            RANGE OF                     AVERAGE          WEIGHTED-                    WEIGHTED-     AVAILABLE FOR
            EXERCISE       NUMBER        REMAINING         AVERAGE         NUMBER       AVERAGE         FUTURE
            PRICES       OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE    ISSUANCE (A)
         ----------------------------------------------------------------------------------------------------------
          Employee stock
          option plan
             $ 13.57         33,390       8.08 years          $ 13.57     11,130           $ 13.57         (b)
             $ 14.33         38,168       9.08 years          $ 14.33          0                           (b)
             $ 17.34          9,870       9.92 years          $ 17.34          0                           (b)
          Non-employee
          stock option plan
             $ 12.76          4,200       8.42 years          $ 12.76      4,200           $ 12.76         (c)
             $ 13.57          4,200       8.08 years          $ 13.57      4,200           $ 13.57         (c)
             $ 15.19          5,775       9.33 years          $ 15.19      5,775           $ 15.19         (c)


(a) Excludes shares to be issued upon exercise of outstanding options.

(b) 44,572 shares of Company stock remain available for issuance under the employee stock option plan.

(c) 26,250 shares of Company stock remain available for issuance under the non-employee stock option plan.

As of December 31, 2005, there were no options that were antidilutive.

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

        The Bank paid $251,700 and $162,400 in cash, and issued common stock for approximately $84,000 and $54,000, associated with the contingent purchase price during 2005 for the 2004 year and during 2004, for the 2003 year, respectively. Goodwill recognized in these transactions amounted to approximately $335,700 and $216,400, all of which was assigned to the Bank.

        Subsequent to December 31, 2005, the Bank paid $246,060 in cash associated with the contingent purchase price. Additionally, the Company will issue common stock for approximately $82,000 during the first quarter of 2006 associated with the contingent purchase price. The total of approximately $328,100 was accrued as of December 31, 2005, and recorded as goodwill.

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

        At December 31, 2005 and 2004, the Company had outstanding commitments to originate loans aggregating approximately $24,137,495 and $26,519,849, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.


    STANDBY LETTERS OF CREDIT

        Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Fees for letters of credit are initially recorded by the Bank as deferred revenue and are included in earnings at the termination of the respective agreements.

        Should the Bank be obligated to perform under the standby letters of credit, the Bank may seek recourse from the customer for reimbursement of amounts paid.

        The Bank had total outstanding standby letters of credit amounting to $1,955,245 and $2,063,335 at December 31, 2005 and 2004, respectively, with terms ranging from days to one year.

NOTE 18: DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

        Many of the Company's assets and liabilities are short-term financial instruments whose carrying amounts reported in the statement of condition approximate fair value. These items include cash and due from banks, federal funds sold, accrued interest receivable, federal funds purchased, securities sold under repurchase agreements and accrued interest payable balances. The estimated fair values of the Company's remaining on-balance sheet financial instruments as of December 31, 2005 and 2004, are summarized below:




                                                          DECEMBER 31, 2005               DECEMBER 31, 2004
                                                   -----------------------------------------------------------------
                                                   CARRYING AMOUNT    FAIR VALUE   CARRYING AMOUNT    FAIR VALUE
                                                   -----------------------------------------------------------------
           FINANCIAL ASSETS
               Available-for-sale securities            12,057,724      12,057,724      12,888,985      12,888,985
               Loans, including loans held for
                 sale, net                             156,232,861     154,847,801     145,879,362     143,636,961
               FHLB stock                                  615,100         615,100         582,800         582,800

           FINANCIAL LIABILITIES
               Deposits                                156,377,187     156,701,479     130,528,737     130,985,086
               FHLB advances                            14,500,000      14,385,185      13,000,000      13,000,000

        The fair value of off-balance-sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).

NOTE 19:CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

        Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:


                            CONDENSED BALANCE SHEETS

                                                           2005          2004
                                                      -------------------------
         ASSETS
  Cash ............................................   $   537,255   $ 1,030,005
  Investment in Citizens First Bank, Inc. .........    19,668,605    17,375,661
  Other assets ....................................        76,096        77,916
                                                      -----------   -----------

         Total assets .............................   $20,281,956   $18,483,582
                                                      ===========   ===========

LIABILITIES
  Long-term debt ..................................   $      --     $      --
  Other liabilities ...............................       323,593       306,942
                                                      -----------   -----------

         Total liabilities ........................       323,593       306,942

STOCKHOLDERS' EQUITY ..............................    19,958,363    18,176,640
                                                      -----------   -----------

         Total liabilities and stockholders' equity   $20,281,956   $18,483,582
                                                      ===========   ===========


                       CONDENSED STATEMENTS OF OPERATIONS

                                                    2005           2004
                                               ---------------------------------

INCOME .....................................   $      --      $      --
                                               -----------    -----------

EXPENSES
   Interest expense ........................          --           66,780
   Professional fees .......................       121,984        185,245
   Other expenses ..........................        23,785         53,380
                                               -----------    -----------

      Total expenses .......................       145,769        305,405
                                               -----------    -----------

LOSS BEFORE INCOME TAXES AND EQUITY IN
   UNDISTRIBUTED INCOME OF SUBSIDIARY ......      (145,769)      (305,405)

INCOME TAX CREDIT ..........................       (49,562)      (127,150)
                                               -----------    -----------

LOSS BEFORE EQUITY IN UNDISTRIBUTED INCOME
   OF SUBSIDIARY ...........................       (96,207)      (178,255)

EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARY     2,333,011      1,216,144
                                               -----------    -----------

NET INCOME .................................   $ 2,236,804    $ 1,037,889
                                               ===========    ===========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        2005            2004
                                                     --------------------------
OPERATING ACTIVITIES
   Net income ...................................   $ 2,236,804    $ 1,037,889
   Adjustments:
     Equity in undistributed income of subsidiary    (2,333,011)    (1,216,144)
   Changes in
     Other assets ...............................         1,820         52,854
     Other liabilities ..........................        16,651         20,815
                                                    -----------    -----------

         Net cash used in operating activities ..       (77,736)      (104,586)
                                                    -----------    -----------

INVESTING ACTIVITY - Investment in subsidiary ...          --       (4,050,000)
                                                    -----------    -----------

FINANCING ACTIVITIES
   Payment of long-term debt ....................          --       (3,000,000)
   Issuance of preferred stock, net .............          --        7,659,340
   Payment of dividends on preferred stock ......      (519,870)      (109,671)
   Issuance of common stock, net ................       104,856         54,149
                                                    -----------    -----------

      Net cash provided by financing activities .      (415,014)     4,603,818
                                                    -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS ...........      (492,750)       449,232

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....     1,030,005        580,773
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR ..........   $   537,255    $ 1,030,005
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

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2005, the Company' disclosure controls and procedures are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Certain information required by this Item appears under the heading "Election of Directors" of the Proxy Statement of the Company for the 2006 Annual Meeting of Shareholders to be held May 18, 2006 ("Proxy Statement"), and is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company's code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Bowling Green, Kentucky 42103.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item appears under the heading "Executive Compensation" of the Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item appears under the heading "Share Ownership of Management and Certain Beneficial Owners" of the Proxy Statement and in Note 15 of the Notes to the Consolidated Financial Statements of the Company (included under Item 7 of the Report on Form 10-KSB), each of which is incorporated herein by reference.


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

3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant's Form 10-QSB dated June 30, 2004).

3.3 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Form 8-K filed February 23, 2006).

4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).

4.3   Amended and Restated Bylaws of Citizens First Corporation (see Exhibit
3.3).

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

10.3 Lease Agreement between Citizens First Corporation and Midtown Plaza, Inc. (incorporated by reference to Exhibit 10.14 of the Registrant's Registration Statement on Form SB-2 (No. 333-67435)).

10.4 Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed March 17, 2005).*

10.5 Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed October 13, 2005).*

10.6 Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K filed March 17, 2005).*

10.7 2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

10.8 2003 Non-Employee Directors Stock Option Plan (incorporated by reference to
Exhibit 10.14 of the Company's Registration Statement on Form SB-2 (No. 333-103238)).*

10.9 Placement Agent Agreement dated June 22, 2004 between Citizens First Corporation and Howe Barnes Investments, Inc. (incorporated by reference to
Exhibit 10 of the Registrant's Form 10-QSB dated June 30, 2004).

10.10 Management Bonus Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant's Form 8-K filed January 25, 2006)*.

10.11 Real Estate Sales Contract between Martin Land Development and Citizens First Bank dated May 20, 2005 (incorporated by reference to Exhibit 10 of Registrant's Form 10-QSB dated June 30, 2005).

10.12 Lease between Martin Management Group and Citizens First Bank dated August 1, 2005 (incorporated by reference to Exhibit 10.2 of Registrant's Form 10-QSB dated June 30, 2005).

10.13 Business Loan Agreement and related Promissory Note between the Bankers Bank and Citizens First Corporation dated August 12, 2005.

21 Subsidiaries of Citizens First Corporation (incorporated by reference to
Exhibit 21 of the Company's Registration Statement on Form SB-2 (No.
333-103238)).

23.1     Consent of  Crowe Chizek and Company, LLC.

23.2     Consent of BKD, LLP.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is contained under the heading "Independent Public Accounting Firm" of the Proxy Statement and is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  Citizens First Corporation





Date: March 30, 2006                                  By: /s/ Mary D. Cohron
                                                         -------------------
                                                              Mary D. Cohron

                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/Mary D. Cohron                                        March 30, 2006
       -----------------
          Mary D. Cohron
       President, Chief Executive Officer
       And Director





       /s/ John Steven Marcum                                   March 30, 2006
       ----------------------
           John Steven Marcum
       Executive Vice-President and Chief Financial Officer

       /s/ Floyd H. Ellis, Chairman                             March 30, 2006
       ----------------------------
           Floyd H. Ellis


       /s/ Jerry E.Baker                                        March 30, 2006
       -----------------
          Jerry E. Baker


       /s/ Billy J. Bell                                        March 30, 2006
       -----------------
           Billy J. Bell


       /s/ Barry D. Bray                                        March 30, 2006
       -----------------
           Barry D. Bray


      /s/ John C. Desmarais                                     March 30, 2006
       ---------------------
          John C. Desmarais


       /s/ John J. Kelly                                        March 30, 2006
       -----------------
          John J. Kelly


       /s/ Sarah G. Grise                                       March 30, 2006
       ------------------
           Sarah G. Grise


       /s/ Christopher B. Guthrie                               March 30, 2006
       --------------------------
           Christopher B. Guthrie


      /s/ Joe B.Natcher, Jr.                                    March 30, 2006
      -----------------------
          Joe B. Natcher


       /s/ John T. Perkins                                      March 30, 2006
       -------------------
          John T. Perkins


       /s/ Jack W. Sheidler                                     March 30, 2006
       --------------------
           Jack W. Sheidler


       /s/ Wilson L. Stone                                      March 30, 2006
       -------------------
           Wilson L. Stone