Form 10QSB
period 2006-03-31
CITIZENS FIRST CORP
filed 2006-05-10
CIK 1073475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31,2006

                                       OR

 ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________

                        Commission File Number 333-67435

                           CITIZENS FIRST CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

         KENTUCKY                                              61-0912615
(State or Other Jurisdiction of                              (I.R.S. Employer
incorporation or Organization)                              Identification No.)

1065 ASHLEY STREET                                              42103
BOWLING GREEN, KENTUCKY                                       (Zip Code)
(Address of principal executive offices)
                                 (270) 393-0700
                           (Issuer's telephone number)

                     1805 CAMPBELL LANE, BOWLING GREEN, KENTUCKY 42101
            (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)      Yes  ___No  X

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         CLASS                                      OUTSTANDING AT MAY 10, 2006
Common Stock, no par value per share                          893,643 shares

Transitional Small Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                    PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                     3-11

         ITEM 2. Management's Discussion and Analysis or Plan of
         Operation                                                        12-19

         ITEM 3. Controls and Procedures                                     20

PART II.  OTHER INFORMATION

         ITEM 1. Legal Proceedings                                          None

         ITEM 2. Unregistered Sales of Equity Securities and
         Use of  Proceeds                                                   None

         ITEM 3.  Defaults Upon Senior Securities                           None

         ITEM 4. Submission of Matters to a Vote of Security Holders        None

         ITEM 5. Other Information                                          None

         ITEM 6. Exhibits                                                     21

         Signatures                                                           22

         Exhibits                                                          23-26

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                  (Unaudited)
                                                                 MARCH 31, 2006   DECEMBER 31, 2005
                                                                 --------------   -----------------
ASSETS
 Cash and due from banks ....................................   $   4,289,240    $   4,062,402
 Federal funds sold .........................................      14,794,000       11,681,000
                                                                -------------    -------------
    Cash and cash equivalents ...............................      19,083,240       15,743,402

Available-for-sale securities ...............................      12,581,992       12,057,724
Loans held for sale .........................................          71,900          621,085
Loans, net of allowance for loan losses of
$1,905,896 and $1,957,220 at March 31, 2006
and December 31, 2005, respectively .........................     160,009,513      155,611,776
 Premises and equipment .....................................       7,978,279        7,608,072
 Federal Home Loan Bank (FHLB) stock ........................         623,800          615,100
 Accrued interest receivable ................................       1,103,658        1,085,723
 Deferred income taxes ......................................         699,732          612,573
 Goodwill ...................................................       1,264,516        1,264,516
 Other assets ...............................................         391,284          281,573
                                                                -------------    -------------
    Total assets ............................................   $ 203,807,914    $ 195,501,544
                                                                =============    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non interest bearing .....................................   $  16,639,237    $  15,060,574
   Savings, NOW and money market deposits ...................      53,850,383       55,612,009
   Time deposits ............................................      94,497,126       85,704,604
                                                                -------------    -------------
     Total deposits .........................................     164,986,746      156,377,187

 Securities sold under repurchase agreements ................       2,666,590        2,919,629
 FHLB advances ..............................................      14,448,336       14,500,000
 Income taxes payable .......................................         401,190          113,607
 Accrued interest and other liabilities .....................       1,002,213        1,632,758
                                                                -------------    -------------
    Total liabilities .......................................     183,505,075      175,543,181

 Stockholders' equity:
   6.5% cumulative preferred stock; no par value;
   500 shares; issued and outstanding 250 shares
   at March 31, 2006 and at and December 31, 2005,
   respectively .............................................       7,659,340        7,659,340
   Common stock, no par value; authorized 2,000,000
   shares; issued and outstanding 893,643 shares at
   March 31, 2006 and December 31, 2005, respectively .......      10,126,500       10,079,986
   Retained earnings ........................................       2,990,007        2,568,905
   Accumulated other comprehensive income (loss) ............        (473,008)        (349,868)
                                                                -------------    -------------
      Total stockholders' equity ............................      20,302,839       19,958,363
                                                                -------------    -------------
        Total liabilities
        and stockholders' equity ............................   $ 203,807,914    $ 195,501,544
                                                                =============    =============
 See accompanying notes to consolidated financial statements

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE THREE MONTHS ENDED MARCH 31:                  2006         2005
                                                      -----         ----

INTEREST INCOME
  Loans, including fees ........................   $2,987,649   $2,279,683
  Available-for-sale securities ................      121,388      119,863
  Federal funds sold ...........................      115,495        7,225
  Dividends on FHLB stock ......................        8,721        6,000
                                                   ----------   ----------
  Total interest and dividend income ...........    3,233,253    2,412,771
INTEREST EXPENSE
  Deposits .....................................    1,018,267      581,683
  Securities sold under agreements to repurchase        6,357        7,942
 FHLB advances .................................      122,310       65,890
 Federal funds purchased .......................           40       10,545
                                                   ----------   ----------
  Total interest expense .......................    1,146,974      666,060
                                                   ----------   ----------
  NET INTEREST INCOME ..........................    2,086,279    1,746,711
  Provision for loan losses ....................         --         35,000
                                                   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ....................    2,086,279    1,711,711
                                                   ----------   ----------
NON-INTEREST INCOME
  Service charges on deposit accounts ..........      176,801      192,146
  Other service charges and fees ...............       20,340       34,434
  Title insurance premiums and closing costs ...       14,901       14,845
  Sale of mortgage loans .......................       54,470       82,782
  Lease income .................................       52,468        4,689
  Trust referral fees ..........................        1,000        3,000
                                                   ----------   ----------
 Total non-interest income .....................      319,980      331,896
NON-INTEREST EXPENSES
  Salaries and employee benefits ...............      885,865      670,476
  Net occupancy expense ........................      138,196       87,812
  Equipment expense ............................       98,947       94,639
  Advertising ..................................       53,665       38,032
  Professional fees ............................       59,097       94,855
  Data processing services .....................      106,226       90,178
  FDIC and other insurance .....................       16,245       30,731
  Franchise shares and deposit tax .............       56,175       51,150
  Postage and office supplies ..................       30,256       27,733
  Telephone and other communication ............       28,302       30,978
  Other ........................................      100,137      143,307
                                                   ----------   ----------
  Total non-interest expenses ..................    1,573,111    1,359,891
                                                   ----------   ----------
INCOME BEFORE INCOME TAXES .....................      833,148      683,716
 Provision for income tax ......................      283,859      232,500
                                                   ----------   ----------
  NET INCOME ...................................   $  549,289   $  451,216
BASIC EARNINGS PER SHARE .......................   $     0.47   $     0.36
DILUTED EARNINGS PER SHARE .....................   $     0.38   $     0.31
 See accompanying notes to consolidated financial statements.
                                4

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
 (Unaudited)

 FOR THE THREE MONTHS ENDED MARCH 31:                   2006          2005
                                                        ----          ----
Balance January 1 .............................   $ 19,958,363    $ 18,176,640
  Net income ..................................        549,289         451,216
  Issuance of common stock ....................           --           104,856
  Stock-based Compensation ....................         46,514              --
  Payment of preferred dividends,
 $512.75 per share for 2006 and for 2005.......       (128,187)       (128,187)
  Other comprehensive income (loss), net of tax       (123,140)       (138,623)
                                                  ------------    ------------
Balance at end of period ......................   $ 20,302,839    $ 18,456,902
                                                  ============    ============

 See accompanying notes to consolidated financial statements.




CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (Unaudited)


 FOR THE THREE MONTHS ENDED MARCH 31:


                                                                  2006         2005
                                                                  ----         ----

Net income .................................................   $ 549,289    $ 451,216

Other comprehensive income (loss), net of tax:
 Unrealized gain (loss) on available for sale
 securities, net of income taxes (benefits) of $(63,436) and
 $(71,412), arising during the period, respectively ........    (123,140)    (138,623)
                                                               ---------    ---------

   Comprehensive income ....................................   $ 426,149    $ 312,593
                                                               =========    =========

 See accompanying notes to consolidated financial statements.



 CITIZENS FIRST CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS                          (UNAUDITED)     (UNAUDITED)
 FOR THE THREE MONTHS ENDED MARCH 31:                               2006          2005
                                                                    ----          ----



 OPERATING ACTIVITIES:
 Net  income .............................................   $    549,289    $   451,216
 Items not requiring (providing) cash:
   Depreciation and amortization .........................        115,018         86,842
    Stock-based Compensation expense .....................         46,514           --
   Provision for loan losses .............................           --           35,000
   Amortization of premiums and discounts on securities ..         (7,609)         4,525
   Deferred income taxes .................................        (87,159)        86,947
   Sale of mortgage loans held for sale ..................      3,855,554      5,533,606
   Origination of mortgage loans for sale ................     (3,251,899)    (5,943,435)
   Gains on sales of loans ...............................        (54,470)       (82,782)
   FHLB stock dividend received ..........................         (8,700)        (6,000)
Changes in:
   Interest receivable ...................................        (17,935)       (77,106)
   Income taxes receivable(payable) ......................        (42,207)       (20,545)
   Other assets ..........................................       (245,411)      (214,288)
   Interest payable and other liabilities ................          8,740        (66,647)
                                                             ------------    -----------
          Net cash from operating  activities ............        859,725       (212,667)
INVESTING ACTIVITIES:
 Net (increase) decrease in loans ........................     (4,262,037)    (1,380,069)
 Purchases of premises and equipment .....................       (485,225)      (369,758)
 Purchase of available-for-sale securities ...............       (830,000)          --
 Proceeds from maturities of available-for-sale securities        126,766        275,123
 Payment related to purchase of Commonwealth Mortgage ....       (246,060)      (251,717)
                                                             ------------    -----------
           Net cash from investing activities ............     (5,696,556)    (1,726,421)
FINANCING ACTIVITIES:
 Net decrease in demand deposits, money market, NOW, and .       (182,963)    (4,433,145)
 savings accounts
 Net increase (decrease) in time deposits ................      8,792,522      9,231,975
 Proceeds from FHLB advances .............................      5,000,000           --

 Repayment of FHLB advances ..............................     (5,051,664)          --
Net increase (decrease) in fed funds purchased
 and repurchase agreements ...............................       (253,039)    (2,073,401)
 Issuance of common stock ................................           --           20,950
 Dividends paid on preferred stock .......................       (128,187)      (131,036)
                                                             ------------    -----------
 Net cash from financing activities ......................      8,176,669      2,615,343
                                                             ------------    -----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      3,339,838        676,255
 Cash and cash equivalents, Beginning of year ............     15,743,402      4,079,707
                                                             ------------    -----------
 CASH AND CASH EQUIVALENTS, END OF YEAR ..................   $ 19,083,240    $ 4,755,962
                                                             ============    ===========

Supplemental Cash Flows  Information:
 Interest paid ...........................................   $  1,133,887    $   625,025
 Income taxes paid .......................................   $     20,000    $   250,500
 Loans transferred to other real estate ..................   $    135,700    $   155,000

 See accompanying notes to consolidated financial statements.

                                        6

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year. Those adjustments consist only of normal recurring adjustments. The consolidated balance sheet of the Company as of December 31, 2005, has been derived from the audited consolidated balance sheet of the Company as of that date.

All references to stock options, earnings per share and the amount of common stock issued and outstanding have been adjusted to reflect the 5% common stock dividend that was distributed on May 30, 2005, to record holders of common stock on April 29, 2005.

STOCK OPTION PLANS

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 126,000 shares of Company common stock have been reserved for issuance under the plan. Options expire after ten years, and vest ratably over a three year period.

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

The Company accounts for these plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006. In 2005 and previous years, these plans were measured under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB 123 (revised) for the quarter ended March 31, 2005.

                                                             Quarter Ended
                                                              March 31,2005
                                                        ---------------------
Net income, as reported                                      $    451,216
Less: Total stock-based  employee  compensation cost
determined under the fair value based method, net of
income taxes, not expensed during the quarter                      26,747


Pro forma net income                                         $    424,469

Earnings per share:
Basic - as reported                                                $ 0.36
Basic - pro forma                                                  $ 0.33
Diluted - as reported                                              $ 0.31
Diluted - pro forma                                                $ 0.29

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                       2006        2005
                                                                    --------    --------

Dividend yields ..............................................             0%          0%
Volatility factors of expected market price of common stock ..         21.39%      21.17%
Risk-free interest rates .....................................          4.58%       3.97%
Expected life of options .....................................        7 Years     6 Years
Weighted-average fair value of options granted during the year        $ 7.08       $ 4.69



* The dividend yield was estimated using historical dividends paid and market value information for the Company's stock. An increase in dividend yield will decrease compensation expense.

* The volatility was estimated using historical volatility for periods approximating the expected option life.

* The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the quarter end March 31, 2006, compensation expense recorded was $46,514. As of March 31, 2006, unrecognized compensation expense associated with stock options was $504,011 which is expected to be recognized over a weighted average period of 3 years.

A summary of the status of the plans at March 31, 2006 and 2005, and changes during the periods then ended is presented below:

                                                      2006                                   2005
                                                          Weighted-Average                       Weighted-Average
                                            Shares         Exercise Price         Shares          Exercise Price
                                     -------------------------------------------------------------------------------

Outstanding, beginning of year              95,603          $   14.33              51,030         $   13.50
Granted                                     40,000              19.76              42,000             14.33
Exercised                                       --               --                (1,575)            13.30
Forfeited                                       --               --                  (735)            13.57
Expired                                         --               --                  --                  --

Outstanding, end of period                 135,603         $    15.93              90,720         $   14.58
Options exercisable, end of period          49,157                                 21,832

                                                 8

The weighted average remaining term for outstanding stock options was 8.93 years at March 31, 2006. The aggregate intrinsic value at March 31, 2006 was $755,368 for stock options outstanding and $374,106 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date.

Options outstanding at March 31, 2006 were as follows:

                                                 Options Outstanding                      Options Exercisable
 Range of Exercise     Number    Weighted-Average Remaining     Weighted-Average      Number     Weighted-Average
      Prices        Outstanding       Contractual Life           Exercise Price     Exercisable   Exercise Price
--------------------------------------------------------------------------------------------------------------------


     $0-$13.57         41,790             7.87 years                 $13.49            30,660         $13.46
   $13.58-$14.33       38,168             8.83 years                 $14.33            12,722         $14.33
   $14.34-$19.76       55,645             9.79 years                 $18.86             5,775         $15.19

(2) RECLASSIFICATIONS
Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net earnings.

(3) ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the stated periods was as follows:

                                                          March 31,    March 31,
                                                         ----------    ---------
                                                            2006         2005

Balance, beginning of year ............................  $1,957,220   $1,720,565
Provision charged to expense ........................          --         35,000
Loans charged off, net of recoveries of $244
for March 31, 2006 and $67,669 for March 31, 2005 ....       51,324       11,149
                                                          ----------   ---------

Balance, March 31, 2006 and March 31, 2005,
 respectively .........................................  $1,905,896   $1,766,714
                                                         ==========   ==========

(4) ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE
On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates 1-4 family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1,350,000 payable upon the combined entities' achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company's common stock, valued at the average of the closing sales price of the stock over the last ten trading days of the applicable calendar year. At the former Commonwealth shareholders' option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company's common stock. The deferred contingent purchase price is accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,500 in cash. Goodwill recognized in the initial transaction amounted to $380,000. In January 2004, the Bank paid $162,401 in cash, and in April 2004 the Company issued 3,790 shares of the Company's common stock, to the former Commonwealth shareholders as the first installment of the deferred contingent purchase price. In January 2005, the Bank paid $251,717 in cash, and in March 2005 the Company issued 5,778 shares of the Company's common stock to the former Commonwealth shareholders as the second installment of the deferred contingent purchase price. In January 2006, the Bank paid $246,060 in cash to the former Commonwealth shareholders as the third installment of the deferred contingent purchase price. At March 31, 2006, goodwill from this transaction totaled $1,264,516.

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



(6)  EARNINGS PER SHARE
On April 20, 2005, the Board of Directors declared a 5% common stock dividend to shareholders of record on April 29, 2005, payable May 30, 2005. All references to common shares and earnings per share have been restated to reflect the stock dividend. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2006 and 2005.


                                         QUARTER ENDED MARCH 31, 2006           QUARTER ENDED MARCH 31, 2005
                                     ------------------------------------- ----------------------------------------
                                               WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
    BASIC EARNINGS PER SHARE
   Net income ..............       $   549,289                              $  451,216

   Less: Dividends on ......
     preferred stock .......          (128,187)                               (128,187)
                                    ----------                               ---------

   Net income available
    to common shareholders .           421,102       893,643   $  0.47         323,029      888,783       $  0.36
                                                               ========                                   =======

EFFECT OF DILUTIVE
  SECURITIES

   Convertible preferred ...
     stock .................           128,187       541,800                   128,187      541,800
   Stock options ...........               --         29,950                        --       44,184
                                    ----------    ----------                 ---------     --------


DILUTED EARNINGS (LOSS)
  PER SHARE
   Net income available to
     common shareholders and
     assumed conversions
                                   $   549,289     1,465,393   $  0.38      $  451,216    1,474,767        $ 0.31
                                   ===========    ==========   ========     ==========   ----------        ======


(7) EMPLOYEE BENEFIT PLAN
Effective January 1, 2006, the Company has adopted a 401(k) plan covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 4% of the employee's compensation. Employer contributions charged to expense for the three months ended March 31, 2006, were $26,874.

Prior to January 1, 2006, the Company had a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee's contribution on 3% of the employee's compensation. Employer contributions charged to expense for the three months ended March 31, 2005 were $15,865.

(8) COMMON STOCK DIVIDEND
On April 20, 2005, the Board of Directors of the Company declared a 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on April 29, 2005. The dividend was issued and payable May 30, 2005 in the form of 0.05 share of common stock for each one share of common stock outstanding on the record date. Any fractional share of common stock which a shareholder would be entitled to receive was rounded up to a whole share of common stock. A total of 42,584 shares of common stock were issued as a result of the common stock dividend.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended, through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of March 31, 2006, the Company and Bank employed seventy-two employees (sixty-three full-time equivalent employees).

The Bank commenced operations in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301U.S. Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened branch offices at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and at 1200 South Main Street, Franklin, Kentucky in February 2003. During the first quarter of 2006, the Bank moved its main office headquarters to, and opened a retail branch at 1065 Ashley Street in Bowling Green, Kentucky. Approximately 15,000 square feet of the first floor of this building is leased. The bank offices are primarily occupied by senior management, commercial lenders, deposit operations, loan accounting, finance, and information systems personnel. The Bank's mortgage company operations have relocated to the Campbell Lane location, which also houses a branch office of the Bank.

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

The Kentucky counties of Warren and Simpson are designated as the Bank's primary service area. This area economy is diversified, with financial and other service industries representing the largest industry segment. In the recent past the area's unemployment rate has been consistent with the national unemployment rate. The Company's competition in the local market consists of community, regional and national financial institutions. In the Bank's primary service area, there are 16 commercial banks, of which four are considered to have their headquarters in the Bank's service area. As of June 30, 2005, these institutions have combined deposits of $1.57 billion, according to data compiled by the Federal Deposit Insurance Corporation. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Several of these competitors have greater resources and lending limits than the Bank has to offer, and may provide certain services, such as international banking services, which the Bank is not providing.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 of the Notes to the Consolidated Financial Statements included in this report. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2005 Annual Report on Form 10-KSB describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under "Asset Quality" below.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1,905,896 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2006.

RESULTS OF OPERATIONS

For the three months ended March 31, 2006, the Company reported net income of $549,289, or $0.47 and $0.38 per basic and diluted common share, respectively, compared to net income of $451,216, or $.36 and $0.31 per basic and diluted common share, respectively, for the same period ended March 31, 2005.

NET INTEREST INCOME

Net interest income was $2,086,279 in the first quarter of 2006, compared with $1,746,711 in the comparable period in 2005. First quarter 2006 interest income of $3,233,253, an increase of $820,482 or 34.0% over the same period total of $2,412,771 in 2005, includes $2,987,649 income on loans, $121,388 income on securities, and $124,216 income on federal funds sold and other interest-bearing accounts. Interest income of $2,412,771 during the first quarter of 2005 included $2,279,683 of income on loans, $119,863 income on investment securities, and $13,225 income on federal funds sold and other interest-bearing accounts. Interest expense of $1,146,974 for the first quarter of 2006, up $480,914 or 72.2% from the same period in 2005, consists of interest on deposits of $1,018,267, and on other borrowings of $128,707. First quarter 2005 interest expense of $666,060 consisted of interest on deposits of $581,683, and interest on other borrowings of $84,377. An increase in yields on interest earning assets, coupled with an increase in the amount of interest earning assets, contributed to the increase in net interest income in the first quarter of 2006, compared to the same quarter of 2005. The increase in yields on interest earning assets during the first quarter of 2006, compared to the same period of 2005, is primarily attributable to the increase by 275 basis points of short-term interest rates since the beginning of 2005. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a rising short-term rate environment, such as occurred during the first quarter of 2006, more of the Bank's interest earning assets, primarily loans, reprice up faster than do the liabilities, specifically certificates of deposit. The increase in interest expense in the first quarter of 2006, compared to the same period of 2005, was due to both the increased average cost of deposits during 2006, as short term rates have increased by 275 basis points since the beginning of 2005, the increased average amount of interest bearing deposits compared to the first quarter of 2005 and the increase in long-term debt.

PROVISION FOR LOAN LOSSES

The Company did not record a provision for loan loss expense for the quarter ended March 31, 2006. The provision for loan losses expense for the quarter ended March 31, 2005 was $35,000. As shown in the table in Footnote 3, the Company had net charge-offs of loans totaling $51,324 for the first quarter of 2006, compared to net charge-offs of loans totaling $11,149 for the first quarter of 2005. See a discussion of asset quality included in the Asset Quality section of the BALANCE SHEET REVIEW.

NON-INTEREST INCOME

Non-interest income for the three months ended March 31, 2006 and 2005, respectively, was $319,980 and $331,896, a decrease of $11,916 or 3.6%. Income from service charges on deposit accounts decreased $15,345, or 8.0%, to $176,801 during the first quarter of 2006 from $192,146 for the first quarter of 2005. Despite an overall increase in deposit accounts for the periods, fee income from insufficient fund charges decreased, offsetting other account fees. Other service charges and fees decreased $14,094 from $34,434 during the first quarter of 2005 to $20,340 for the first quarter of 2006. Income from the sale of mortgage loans decreased $28,312, to $54,470 during the first quarter of 2006 from $82,782 in the same period of 2005. The decrease in the sale of mortgage loans in 2006 is primarily due to less activity in the refinancing market as interest rates have risen. Lease income increased $47,779 in the first quarter of 2006 reflecting the lease to third parties of unused office space in the Company's recently acquired headquarter building.

NON-INTEREST EXPENSE

Non-interest expense was $1,573,111 in the first quarter of 2006, up from $1,359,891 in the same quarter of 2005, an increase of $213,220 or 15.7%. Salaries and employee benefits increased $215,389 for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005. The Company recorded a stock option expense for the first time in the first quarter in the amount of $46,514. In addition, an increase in the number of employees in the first quarter of 2006 as compared to 2005 caused salary costs and related benefit costs to increase for 2006 approximately $140,000 as compared to 2005. The 401K plan established as of January 1, 2006 increased benefit costs by $14,646. Net occupancy expense increased $50,384 from $87,812 for the three months ended March 31, 2005 to $138,196 for the three months ended March 31, 2006. This increase is primarily related to costs associated with the new headquarters building. Professional fees decreased $35,758 from $94,855 for the period ending March 31, 2005 to $59,097 for the period ending March 31, 2006 as a lawsuit associated with the recovery of a large commercial loan was completed. Other expense decreased $43,173 from $143,307 for the three months ended March 31, 2005 to $100,134 for the three months ended March 31, 2006.

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2006. During the first quarter of 2006, income tax expense totaled $283,859 compared to $232,500 for the same period of 2005. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.


BALANCE SHEET REVIEW

OVERVIEW

Total assets at March 31, 2006 were $203,807,914, up from $195,501,544 at
December 31, 2005 and up from $172,098,548 a year ago. Average total assets for the first quarter of 2006 were $196,149,375, up $25,349,003 from the first quarter of 2005 average of $170,800,372.


LOANS

At March 31, 2006, loans (excluding mortgage loans held for sale) totaled $161,915,409, compared with $157,568,996 at December 31, 2005 and $148,341,645 a year ago, an increase of $4,346,413 and $13,573,764 respectively. Loans averaged $159,036,866 during the first quarter of 2006, an increase of $12,341,937 or 8.4%, over the average total of $146,694,929 for the first quarter of 2005.

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

The Bank had non-performing loans totaling $284,274 at March 31, 2006, compared to $256,993 at December 31, 2005 and $612,365 at March 31, 2005. The
non-performing loan total at March 31, 2006 includes one loan in the amount of $177,944 that was added to non-performing loans in the third quarter of 2005. The loan is to an electrical contractor who has filed Chapter 7 Bankruptcy. The loan is 75% guaranteed by the Small Business Administration. Also included are four loans on non-accrual that total $58,438 and three loans totaling $47,891 that were greater than 90 days past due, and that are still accruing.

Non-performing assets are defined as non-performing loans, foreclosed real estate, and other foreclosed property. The Bank had non-performing assets of $427,221 at the end of the first quarter of 2006, comprised of the above mentioned non-performing loans and $142,947 of other real estate owned and repossessed assets. The Bank had non-performing assets of $256,993 at December 31, 2005, comprised entirely of non-performing loans.

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,905,896 at March 31, 2006, a decrease of $51,324, or 2.6% over the December 31, 2005 level of $1,957,220. The allowance represents 1.18% of period-end loans, compared to 1.24% of period-end loans at December 31, 2005. The allowance as a percentage of period-end loans decreased at March 31, 2006, compared to December 31, 2005, because no provision for loan losses was recorded for the period. During the first quarter of 2006, the dollar amout of loans internally classified as substandard or doubtful was reduced, resulting in a lower allocated portion of the allowance for loan losses. The level of the allowance is based on management's monthly review and evaluation of the loan portfolio and general economic conditions; followed by a quarterly review with the Board of Directors. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Historical loss rates are applied to other loans not subject to reserve allocations. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring losses when evaluating reserves for individual loans or pools of loans. These historical loss rates may be adjusted for significant factors that, in managements judgment, reflect the impact of any current conditions on loss recognition, including the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

SECURITIES

Securities (all classified as available for sale) increased from $12,057,724 at December 31, 2005 to $12,581,992 at March 31, 2006. At March 31, 2005,
securities totaled $12,399,301 .

DEPOSITS AND BORROWED FUNDS

Total deposits averaged $157,583,965 in the first quarter of 2006, an increase of $24,908,762 from the comparable 2005 quarter average of $132,675,203. As of March 31, 2006, total deposits were $164,986,746, and included $148,347,509 of interest bearing deposits. This compares to total deposits of $156,377,187 at December 31, 2005, which included $141,316,613 of interest bearing deposits. Total deposits at March 31, 2005, were $135,327,567, and included interest bearing deposits of $122,448,413.

The Bank had $2,666,590 of deposits secured by securities sold under agreements to repurchase on March 31, 2006. These obligations, which mature in one business day, are swept daily from customers' demand deposit accounts. These balances averaged $3,006,519 during the first quarter of 2006.

Other Borrowings. The Bank utilizes Federal Home Bank of Cincinnati (FHLB) advances for funding and liability management. Advances are secured borrowings with terms ranging from overnight to thirty years. Rates vary based on the term to repayment, and are summarized below as of March 31, 2006:

TYPE           MATURITY                       RATE       AMOUNT
Fixed ....   May 26, 2006                    3.90%   $ 2,000,000
Fixed ....   June 9, 2006                    2.03%     4,000,000
Fixed ....   May 2, 2007                     4.19%     3,000,000
Fixed ....   October 27, 2008                4.83%       500,000
Variable     January 31,2007                   --      2,000,000
Variable     January 31,2007                   --      1,000,000
Fixed        January 31,2007                 5.02%     1,000,000
Fixed        February 01,2009                5.07%       948,336
                                                     -----------
                                                     $14,448,336

The Company has a line of credit with a total availability of $3,000,000. The line matures August 12, 2006, and bears interest at New York Prime with interest payable monthly. The line of credit is secured by the Bank's common stock. As of March 31, 2006, the line had not been drawn upon.

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of March 31, 2006, December 31, 2005, and March 31, 2005, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:


                                 March 31,   December 31,   March 31,
                                    2006        2005         2005
                                   -----       ----          ----

Tier 1 risk based ...........      11.61%     11.87%      11.95%
     Regulatory minimum .....       4.00       4.00        4.00
     Well-capitalized minimum       6.00       6.00        6.00
Total risk based ............      12.75%     13.09%      13.18%
     Regulatory minimum .....       8.00       8.00        8.00
     Well-capitalized minimum      10.00      10.00       10.00
Leverage ....................       9.96%     10.06%      10.14%
     Regulatory minimum .....       4.00       4.00        4.00
     Well-capitalized minimum       5.00       5.00        5.00
                                                17

The table below sets forth the Company's ratios as of March 31, 2006, December 31, 2005, and March 31, 2005, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                  March 31,   December 31,  March 31,
                                    2006        2005          2005
                                   -----        ----          ----

Tier 1 risk based ...........       9.75%        9.91%       9.59%
     Regulatory minimum .....       4.00         4.00        4.00
     Well-capitalized minimum       6.00         6.00        6.00
Total risk based ............      12.85%       13.27%      13.70%
     Regulatory minimum .....       8.00         8.00        8.00
     Well-capitalized minimum      10.00        10.00       10.00
Leverage ....................       8.36%        8.40%       8.14%
     Regulatory minimum .....       4.00         4.00        4.00
     Well-capitalized minimum       5.00         5.00        5.00


All capital ratios at the Bank and Company decreased from December 31, 2005 to March 31, 2006, as the assets of the Bank and the Company grew at a more rapid pace than capital. All ratios for the Bank and the Company are greater than the minimum capital ratios for well-capitalized companies as of March 31, 2006.

Liquidity is the measure of the Bank's ability to fund customer's needs for borrowings and deposit withdrawals. In the first quarter of 2006, the Company's principal sources of funds have been the acquisition of customers' deposits, repayments of loans, use of Federal Home Loan advances and other funds from bank operations.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," or similar expressions. These forward-looking statements may address, among other things, the Company's business plans, objectives or goals for future operations, our forecasted revenues, earnings, assets or other measures of performance. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements made or incorporated by reference in this report include, but are not limited to:

 - the strength of the United States economy in general and the strength of the Bowling Green economy in particular;
 - changes in interest rates, yield curves and interest rate spread relationships;
 - deposit flows, cost of funds, and cost of deposit insurance on premiums;
 - changes in the quality or composition of the Company's loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
 - increased competition or market concentration;
 - changes in tax or accounting principles;
 and
 - new state or federal legislation regulations or the initiation or outcome of litigation.

If one or more of these risks or uncertainties materialize, or if any of the Company's underlying assumptions prove incorrect, the Company's actual results, performance or achievements may vary materially from future results, performance or achievements expressed or implied by these forward-looking statements. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I in our Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

 ITEM 3. CONTROLS AND PROCEDURES


As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006 in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal controls over financial reporting identified during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

         Item 6. Exhibits
              The exhibits listed on the Exhibit Index of this Form 10-QSB are filed as a part of this report.

   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION


Date:    May 10, 2006                                       /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                           President and Chief Executive Officer
                                                   (Principal Executive Officer)



         May 10, 2006                                          /s/ Steve Marcum
                                                                   Steve Marcum
                                      Vice-President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBITS

3.1 Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Company's Registration
        Statement on Form SB-2 (No. 333-103238)).

3.2 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Company's Form 8-K dated April 24, 2006.).

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