Form 10QSB
period 2006-06-30
CITIZENS FIRST CORP
filed 2006-08-14
CIK 1073475

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       OR

 ___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to _________

                        Commission File Number 333-67435

                             CITIZENS FIRST CORPORATION
   (Exact name of small business issuer as specified in its charter)

         KENTUCKY                                              61-0912615
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                           Identification No.)

1065 ASHLEY STREET
 BOWLING GREEN, KENTUCKY                                         42103
(Address of principal executive offices)                      (Zip Code)
                                 (270) 393-0700
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).     Yes  ___ No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                                  OUTSTANDING AT AUGUST  11, 2006
         -----                                  ------------------------------
Common Stock, no par value per share                          943,463 shares

Transitional Small Business Disclosure Format:  Yes ___     No   X

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS.........................................3

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...13

ITEM 3            CONTROLS AND PROCEDURES.....................................24



PART II

ITEM   4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........25

ITEM   5          OTHER INFORMATION........................................25-27

ITEM   6          EXHIBITS....................................................28

SIGNATURES....................................................................29

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In Thousands)

                                                                                   AS ADJUSTED
                                                                                    SEE NOTE 2
                                                                  (Unaudited)
                                                                 JUNE 30, 2006   DECEMBER 31, 2005
                                                                 -------------   -----------------
ASSETS
Cash and due from banks .........................................   $   4,315    $   4,062
Federal funds sold ..............................................      11,810       11,681
                                                                    ---------    ---------
     Cash and cash equivalents ..................................      16,125       15,743
Available-for-sale securities ...................................      12,690       12,058
Loans held for sale .............................................       2,436          621
Loans, net of allowance of $1,881 and $1,957
 at June 30, 2006 and December 31, 2005, respectively ...........     158,603      153,655
Premises and equipment ..........................................       8,610        7,608
Federal Home Loan Bank (FHLB) stock .............................         663          615
Accrued interest receivable .....................................       1,225        1,086
Deferred income taxes ...........................................         686          613
Goodwill ........................................................       1,327        1,264
Other assets ....................................................         490          282
                                                                    ---------    ---------
    Total assets ................................................   $ 202,855    $ 195,502
                                                                    =========    =========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non-interest bearing .........................................   $  15,866    $  15,060
   Savings, NOW and money market deposits .......................      49,257       55,612
   Time deposits ................................................      96,869       85,705
                                                                    ---------    ---------
     Total deposits .............................................     161,992      156,377

 Securities sold under repurchase agreements ....................       3,711        2,920
 FHLB advances ..................................................      15,396       14,500
 Income taxes payable ...........................................        --            114
 Accrued interest and other liabilities .........................       1,116        1,633
                                                                    ---------    ---------
    Total liabilities ...........................................     182,215      175,544

 Stockholders' equity:
   6.5% cumulative preferred stock, no par value; authorized ....       7,659        7,659
   500 shares; issued and outstanding 250 shares at June 30, 2006 and at December 31, 2005, respectively
   Common stock, no par value; authorized 5,000,000
    shares; issued and outstanding 943,463 shares at June 30, ...      11,875       10,729
   2006, and 893,643 shares at December 31, 2005, respectively
   Retained earnings ............................................       1,775        1,920
   Accumulated other comprehensive income (loss) ................        (669)        (350)
                                                                    ---------    ---------
    Total stockholders' equity ..................................      20,640       19,958
                                                                    ---------    ---------
         Total liabilities and stockholders'equity ..............   $ 202,855    $ 195,502
                                                                    =========    =========
 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (Dollars In Thousands)
 FOR THE THREE MONTHS ENDED JUNE 30:
                                                     2006      2005
                                                     ----      ----

 INTEREST INCOME
   Loans, including fees ........................   $3,219   $2,524
   Available-for-sale securities ................      128      119
   Federal funds sold ...........................      123        6
   Dividends on FHLB stock ......................        9        8
                                                    ------   ------
   Total interest and dividend income ...........    3,479    2,657
 INTEREST EXPENSE
   Deposits .....................................    1,135      657
   Securities sold under agreements to repurchase       20        9
  FHLB advances .................................      130       82
  Federal funds purchased .......................     --         11
                                                    ------   ------
   Total interest expense .......................    1,285      759
                                                    ------   ------
    NET INTEREST INCOME .........................    2,194    1,898
   Provision for loan losses ....................     --         85
                                                    ------   ------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ....................    2,194    1,812
 NON-INTEREST INCOME
   Service charges on deposit accounts ..........      189      213
   Other service charges and fees ...............       32       40
   Title insurance premiums and closing costs ...       14       15
   Sale of mortgage loans .......................       86       82
   Lease income .................................       53        5
   Trust referral fees ..........................        7        6
                                                    ------   ------
Total non-interest income .......................      381      361
 NON-INTEREST EXPENSES
   Salaries and employee benefits ...............      889      690
   Net occupancy expense ........................      171       93
   Equipment expense ............................      123       94
   Advertising ..................................      115       52
   Professional fees ............................       92      123
   Data processing services .....................      102      100
   FDIC and other insurance .....................       36       29
   Franchise shares and deposit tax .............       60       51
   Postage and office supplies ..................       36       27
   Telephone and other communication ............       42       31
   Other ........................................      134      119
                                                    ------   ------
      Total non-interest expenses ...............    1,800    1,409
                                                    ------   ------
  INCOME BEFORE INCOME TAXES ....................      775      765
  Provision for income tax ......................      297      260
                                                    ------   ------
  NET INCOME ....................................   $  478   $  505
                                                    ======   ======
 BASIC EARNINGS PER SHARE .......................   $ 0.37   $ 0.40
 DILUTED EARNINGS PER SHARE .....................   $ 0.31   $ 0.33

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 ( Dollars In Thousands)
 FOR THE SIX MONTHS ENDED JUNE 30:                              2006       2005
                                                                -----      ----

INTEREST INCOME
  Loans, including fees ..................................     $6,207     $4,804
  Available-for-sale securities ..........................        249        239
  Federal funds sold .....................................        238         13
  Dividends on FHLB stock ................................         18         14
                                                               ------     ------
  Total interest and dividend income .....................      6,712      5,070
INTEREST EXPENSE
  Deposits ...............................................      2,153      1,239
  Securities sold under agreements to repurchase .........         27         17
 FHLB advances ...........................................        252        148
 Federal funds purchased .................................       --           22
                                                               ------     ------
  Total interest expense .................................      2,432      1,426
                                                               ------     ------
NET INTEREST INCOME ......................................      4,280      3,644
  Provision for loan losses ..............................       --          120
                                                               ------     ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ..............................      4,280      3,524
                                                               ------     ------
NON-INTEREST INCOME
  Service charges on deposit accounts ....................        365        405
  Other service charges and fees .........................         52         74
  Title insurance premiums and closings costs ............         30         30
  Sale of mortgage loans .................................        141        165
  Lease income ...........................................        105         10
  Trust referral fees ....................................          8          9
                                                               ------     ------
  Total non-interest income ..............................        701        693
NON-INTEREST EXPENSES
  Salaries and employee benefits .........................      1,775      1,361
  Net occupancy expense ..................................        309        181
  Equipment expense ......................................        222        188
  Advertising ............................................        169        111
  Professional fees ......................................        151        220
  Data processing services ...............................        208        217
  FDIC and other insurance ...............................         52         60
  Franchise shares and deposit tax .......................        116        102
  Postage and office supplies ............................         66         54
  Telephone and other communication ......................         71         62
  Other ..................................................        234        213
                                                               ------     ------
  Total non-interest expenses ............................      3,373      2,769
                                                               ------     ------
INCOME BEFORE INCOME TAXES ...............................      1,608      1,448
Provision for income tax .................................        581        493
                                                               ------     ------
NET INCOME ...............................................     $1,027     $  955
                                                               ======     ======

BASIC EARNINGS PER SHARE .................................     $ 0.82     $ 0.74
DILUTED EARNINGS PER SHARE ...............................     $ 0.67     $ 0.63

See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
 ( Dollars In Thousands)

 FOR THE SIX MONTHS ENDED JUNE 30:
                                                             2006         2005
                                                             ----         ----

Balance January 1 .....................................   $ 19,958    $ 18,177
  Net income                                                 1,027         955
  Issuance of common stock ............................         82         105
  Stock-based compensation                                     150          --
  Payment of preferred dividends, $1031.19
   per share for 2006 and 2005 ........................       (258)       (258)
  Other comprehensive income (loss), net of tax .......       (319)        140
                                                           --------    --------
Balance at end of period ..............................   $ 20,640    $ 19,119
                                                          =========    ========

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
 (Dollars In Thousands)


 FOR THE SIX MONTHS ENDED JUNE 30:                  2006       2005
                                                    ----       ----

Net income ...................................   $ 1,027    $   955
Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on available for
    sale securities, net of income
    taxes (benefits) of ($164) and $72,
    arising during the period,
    respectively .............................      (319)       140
                                                 -------    -------
Comprehensive income .........................   $   708    $ 1,095
                                                 =======    =======
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
 (Dollars In Thousands)

 For the three months ended June 30:                 2006      2005
                                                     ----      ----

Net income ......................................   $ 478    $ 505
Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on available for sale
    securities, net of income taxes (benefits) of
   ($101) and $144, arising during the period,
    respectively ................................    (196)     279
                                                    -----    -----
  Comprehensive income ..........................   $ 282    $ 784
                                                    =====    =====
  See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)



 FOR THE SIX MONTHS ENDED JUNE 30:                                       2006         2005
                                                                         ----         ----
 OPERATING ACTIVITIES:
 Net  income ......................................................   $  1,027    $    955
 Items not requiring (providing) cash:
   Depreciation and amortization ..................................        245         165
   Stock-based compensation expense ...............................        150        --
   Provision for loan losses ......................................       --           120
   Amortization of premiums and discounts on securities ...........          5           7
   Deferred income taxes ..........................................       --           105
   Sale of mortgage loans held for sale ...........................      9,829      10,954
   Origination of mortgage loans for sale .........................    (10,632)    (11,502)
   Gains on sales of loans ........................................       (141)       (165)
   Losses (gains) on sale of other real estate owned ..............       --             7
   FHLB stock dividends received ..................................        (18)        (13)
Changes in:
   Interest receivable ............................................       (139)        (86)
   Income taxes receivable(payable) ...............................        (73)         45
   Other assets ...................................................       (349)         53
   Interest payable and other liabilities .........................       (220)       (278)
                                                                      --------    --------
           Net cash from operating  activities ....................     (1,186)      1,237
INVESTING ACTIVITIES:
 Net increase in loans ............................................     (2,851)     (9,818)
 Purchases of premises and equipment ..............................     (1,246)       (409)
 Purchase of available-for-sale securities ........................     (1,356)         --
 Proceeds from maturities of available-for-sale securities ........        234         437
 Proceeds from sale of other real estate ..........................       --           265
 Payment related to purchase of Commonwealth Mortgage .............       (309)       (252)
 Purchase of FHLB stock ...........................................        (30)         (3)
                                                                      --------    --------
           Net cash from investing activities .....................     (5,558)     (9,780)
FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, money market, NOW, and     (5,549)        807
savings accounts
 Net increase in time deposits ....................................     11,164       9,291
 Proceeds from FHLB advances ......................................     12,000       1,000
 Repayment of FHLB advances .......................................    (11,104)       --
 Net increase (decrease) in repurchase agreements .................        791      (1,542)
 Issuance of common stock .........................................         82          21
 Dividends paid on preferred stock ................................       (258)       (259)
                                                                      --------    --------
 Net cash from financing activities ...............................      7,126       9,318
                                                                      --------    --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        382         775
 Cash and cash equivalents, Beginning of year .....................     15,743       4,080
                                                                      --------    --------
 CASH AND CASH EQUIVALENTS, END OF YEAR ...........................   $ 16,125    $  4,855
                                                                      ========    ========
 Supplemental Cash Flows  Information:
 Interest paid ....................................................   $  2,393    $  1,496
 Income taxes paid ................................................   $    585    $    616
 Loans transferred to other real estate ...........................   $    140    $    265
 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

(2) RESTATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company plans to amend certain filings to restate its previously reported financial information for the years ended December 31, 2005 and 2004 to correct errors related to the 5% stock dividend issued in May 2005. First, the 2004 earnings per share calculation included in the Company's consolidated statement of operations for the year ended December 31, 2004 included in the Company's 2005 Form 10-KSB was not revised to reflect the 5% stock dividend issued in 2005. Basic and diluted earnings per share for the year ended December 31, 2004 will be reduced from $0.95 and $0.95, respectively, to $0.90 and $0.90, respectively in the 2005 Form 10-KSB. The footnote to the Company's 2005 consolidated financial statements reflecting the calculation of the earnings per share will be corrected to reflect the increase in the weighted average number of shares in 2004 due to the stock dividend issued in 2005. The 2004 earnings per share as disclosed in the 2005 Form 10-KSB should no longer be relied upon.

In addition, a reclassification in stockholders equity from retained earnings to common stock to reflect the value of the stock dividend was not recorded. As a result, in the Company's consolidated balance sheet as of December 31, 2005 included in the Company's 2005 Form 10-KSB retained earnings was overstated by $649,000 and common stock was understated by $649,000. These accounts have been reclassified on the accompanying Consolidated Balance Sheets as of December 31, 2005. The June 30, 2005, Septemner 30, 2005, and March 31, 2006, Form 10-QSBs will be amended to reflect this change. Total stockholder's equity was not affected by this re-classification.

(3) STOCK OPTION PLANS

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 132,300 shares of Company common stock have been reserved for issuance under the plan. Options expire after ten years, and vest ratably over a three year period.

In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective subject to the approval of the Company's shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company's non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company's future successes. 44,100 shares of common stock have been reserved for issuance under the plan. Options granted expire after ten years, and are immediately vested.

The Company accounts for these plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006. In 2005 and previous years, these plans were measured under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123R for the quarter ended June 30, 2005 and for the six months ended June 30, 2005.

Dollars In Thousands, except per share data            THREE MONTHS   SIX MONTHS
                                                       ------------   ----------
                                                           ENDED         ENDED
                                                         June 30       June 30
                                                       -----------    ----------
                                                           2005           2005
                                                       -----------    ----------
Net income, as reported ................................   $   505     $   955
Less: Total stock-based  employee  compensation
cost determined under the fair
value based method, net of income taxes, not
expensed during the quarter ............................        51          97

Pro forma net income ...................................   $   454     $   858

Earnings per share:
Basic - as reported ....................................   $  0.40     $  0.74
Basic - pro forma ......................................   $  0.35     $  0.64
Diluted - as reported ..................................   $  0.33     $  0.63
Diluted - pro forma ....................................   $  0.30     $  0.57

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                            2006          2005
                                                           ------        -------
Dividend yields ....................................            0%            0%
Volatility factors of expected market
 price of common stock .............................        21.39%        21.17%
Risk-free interest rates ...........................         4.58%         3.97%
Expected life of options ...........................       7 Years       6 Years
Weighted-average fair value of options
 granted during the year ...........................     $   7.08      $    4.69

o The dividend yield was estimated using historical dividends paid and market value information for the Company's stock. An increase in dividend yield will decrease compensation expense.

o The volatility was estimated using historical volatility for periods approximating the expected option life.

o The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the quarter end June 30, 2006, compensation expense recorded was $104 thousand, and for the six months ended June 30, 2006 was $150 thousand. As of June 30, 2006, unrecognized compensation expense associated with stock options was $443 thousand which is expected to be recognized over a weighted average period of 3 years. The following table reflects the the effects of applying the provisions of this statement:

Dollars in Thousands, except per share data
                                                   EFFECT OF SFAS
                                    AS REPORTED       123R           PRO FORMA
                                   THREE MONTHS    THREE MONTHS    THREE MONTHS
                                  ENDED JUNE 30   ENDED JUNE 30    ENDED JUNE 30
                                        2006            2006           2006
                                    --------------------------------------------
                                    --------------------------------------------
Net income before income taxes      $   775            $104         $ 879
Provision for income tax                297              15           312
                                  ---------           ------       -------
Net income                          $   478            $ 89         $ 567
                                    =======            ====         ======
Earnings per share:
Basic                                $ 0.37          $ 0.09         $ 0.46
Diluted                              $ 0.31          $ 0.06         $ 0.37

Dollars in Thousands, except per share data
                                                   EFFECT OF SFAS
                                    AS REPORTED       123R           PRO FORMA
                                    SIX MONTHS      SIX MONTHS       SIX MONTHS
                                  ENDED JUNE 30   ENDED JUNE 30    ENDED JUNE 30
                                        2006            2006           2006
                                    --------------------------------------------
                                    --------------------------------------------
Net income before income taxes      $ 1,608            $150         $1,758
Provision for income tax                581              15            596
                                    -------           ------       -------
Net income                          $ 1,027            $135         $1,162
                                    =======            ====         ======

Earnings per share:
Basic                                $ 0.82          $ 0.14         $ 0.96
Diluted                              $ 0.67          $ 0.08         $ 0.75


A summary of the status of the plans at June 30, 2006 and 2005, and changes during the periods then ended is presented below:


                                                      2006                      2005
                                                     WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                           SHARES     EXERCISE PRICE     SHARES        EXERCISE PRICE
                                     -----------------------------------------------------------------

Outstanding, beginning of year ........    100,383     $   13.64        53,582      $   12.86
Granted ...............................     48,300         18.97        50,715          13.75
Exercised .............................       --             --         (1,654)         12.67
Forfeited .............................       --             --         (1,433)         12.92
Expired ...............................       --             --             --             --
Outstanding, end of period ............    148,683     $   15.38       101,210      $   13.30
Options exercisable, end of period ....     57,915     $   13.96        29,327      $   13.15

The weighted average remaining term for outstanding stock options was 8.73 years at June 30, 2006. The aggregate intrinsic value at June 30, 2006 was $725 thousand for stock options outstanding and $364 thousand for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company's common stock as of the reporting date.

Options outstanding at June 30, 2006 were as follows:

                                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
 RANGE OF EXERCISE       NUMBER      WEIGHTED-AVERAGE REMAINING   WEIGHTED-AVERAGE      NUMBER     WEIGHTED-AVERAGE
      PRICES           OUTSTANDING     CONTRACTUAL LIFE           EXERCISE PRICE     EXERCISABLE   EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------

      $12.15                4,410        7.92 years                  $12.15               4,410       $12.15
   $12.16-$12.93           39,469        7.58 years                  $12.93              27,783       $12.93
  $12.94 - $13.65          40,076        8.58 years                  $13.65              13,358       $13.65
  $13.66 - $14.47           6,064        8.83 years                  $14.47               6,064       $14.47
  $14.48 - $16.51          10,364        9.42 years                  $16.51                   -
  $16.52 - $18.82          42,000        9.67 years                  $18.82                   -
      $18.83                6,300        9.92 years                  $20.00               6,300       $20.00

(4)  EARNINGS PER SHARE
All references to common shares and earnings per share have been restated to reflect the stock dividends of 5% payable on May 30, 2005 and June 30, 2006, respectively. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2006 and 2005.

Dollars In Thousands, except per share data

                                           QUARTER ENDED JUNE 30, 2006             QUARTER ENDED JUNE 30, 2005
                                     ------------------------------------- ----------------------------------------

                                                 WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                      SHARES      PER SHARE
                                        INCOME                  AMOUNT           INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------

 BASIC EARNINGS PER SHARE
   Net income ..............   $       478                                   $     505

   Less: Dividends on
    preferred stock ........          (130)                                       (130)
                                -----------                                  ----------
    Net income available
    to common shareholders .           348        940,004    $      0.37           375         938,325   $     0.40
                                                             ===========                                 ==========

EFFECT OF DILUTIVE
  SECURITIES

   Convertible preferred
     stock .................           130        568,890                                      568,890
   Stock options ...........          --           31,974                          130           2,990
                                -----------     -----------                  -----------   -----------
DILUTED EARNINGS PER
  SHARE
   Net income available to
     common shareholders and
     assumed conversions
                               $       478      1,540,868    $      0.31   $       505       1,510,205   $     0.33
                               ===========    ===========    ===========   ===========   =============   ==========

Dollars  In Thousands, except per share data

                                        SIX MONTHS ENDED JUNE 30, 2006         SIX MONTHS ENDED JUNE 30, 2005
                                     ------------------------------------- ----------------------------------------
                                                WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
  BASIC EARNINGS PER SHARE
   Net income ..............   $     1,027                                  $    955
   Less: Dividends on
     preferred stock .......          (258)                                     (258)
                               -----------                                   --------

   Net income available
    to common shareholders .           769        939,169    $     0.82          697       935,656      $    0.74
                                                             ===========                                 ========

EFFECT OF DILUTIVE
  SECURITIES

   Convertible preferred
     stock .................           258        568,890                        258       568,890
   Stock options ...........           --          31,371                        --          2,509
                                ----------     -----------                   ---------   ---------
DILUTED EARNINGS PER
  SHARE

   Net income available to

     common shareholders and
     assumed conversions ...         1,027      1,539,430    $     0.67      $   955     1,507,055       $  0.63
                               ===========    ===========    ==========      ========   ==========       =======

(5) COMMON STOCK DIVIDEND
On April 20, 2005, the Board of Directors of the Company declared a 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on April 29, 2005. The dividend was issued and payable May 30, 2005 in the form of 0.05 share of common stock for each one share of common stock outstanding on the record date. Any fractional share of common stock which a shareholder would be entitled to receive was rounded up to a whole share of common stock. A total of 42,584 shares of common stock were issued as a result of the common stock dividend. On May 17, 2006, the Board of Directors of the Company declared a second 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on May 31, 2006. The dividend was issued and payable June 30, 2006. A total of 45,132 shares of common stock were issued as a result of this common stock dividend.


(6  PENDING BUSINESS ACQUISITION- KENTUCKY BANKING CENTERS, INC.

On June 1, 2006, the Company entered into a definitive stock purchase agreement with Farmers Capital Bank Corporation and Kentucky Banking Centers, Inc. to purchase 100% of the outstanding stock of Kentucky Banking Centers. Kentucky Banking Centers is a wholly-owned subsidiary of Farmers Capital Bank Corporation of Frankfort, Kentucky.

   According to the terms of the purchase agreement, Citizens First will pay Farmers Capital $20.0 million dollars in cash for the shares of Kentucky Banking Centers. The parties will also pursue the merger of Kentucky Banking Centers into Citizens First Bank. The transaction is subject to approval by regulators and other customary closing conditions. The purchase is expected to be completed in the second half of 2006.

   Kentucky Banking Centers, Inc. has three offices, located in Glasgow, Horse Cave, and Munfordville, Kentucky. As of June 30, 2006, Kentucky Banking Centers had total assets of $126.7 million, total loans (net of unearned income) of $83.9 million, total deposits of $115.2 million, and shareholders' equity of $9.2 million. The operating results of Kentucky Banking Centers are not included herein.
                                        12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the Company's consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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


RESULTS OF OPERATIONS

The Company reported net income for the three months ended June 30, 2006 of $478 thousand, or $0.37 and $0.31 per basic and diluted common share, respectively, compared to net income of $505 thousand or $0.40 and $0.33 per basic and diluted common share, respectively, for the three months ended June 30, 2005.

The Company reported net income of $1.0 million for the six months ended June 30, 2006, an increase of $72 thousand or 7.5% compared to $955 thousand reported for the six months ended June 30, 2005. Basic and diluted net income per share was $0.82 and $0.67 respectively for the current six months, compared to $0.74 and $0.63 for the six months ended June 30, 2005. During the first six months of 2006, the Company recorded $135 thousand net of taxes related to its stock option programs. Under new accounting standards, these expenses are now required to be recorded where as they were not required to be recorded for the first half of 2005.

The Company plans to amend certain filings to restate previously reported financial information for the years ended December 31, 2005 and 2004 to correct errors related to the 5% stock dividend issued in May 2005. Those amendments are discussed in Note 2 to the unaudited financial statements and in Item 5, "Other Information."

The return on average assets ("ROA") for the Company was 1.04% compared to 1.11% for the previous year. Without the expense for the Company's stock option programs in 2006, ROA would have been 1.18%. ROA for the Bank was 1.25% for the period ended June 30, 2006 compared to 1.18% for the previous year.

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

For the quarter ended June 30, 2006, net interest income was $2.2 million, an increase of $297 thousand over net interest income of $1.9 million in 2005. The increase in 2006 resulted primarily from the increase in interest rates, as well as the growth in volume of loans and deposits. For the six months ended June 30, 2006, net interest income was $4.3 million on a tax-equivalent basis, an increase of $645 thousand over net interest income of $3.6 million in 2005.

The net interest margin for the six months ended June 30, 2006 was 4.71%, compared to 4.49% in 2005. This increase of 22 basis points is attributable to the increase in the yield on interest-earning assets, primarily loans, rising faster than the cost of interest bearing liabilities. The prime rate increased 2% from 6.25% at June 30, 2005 to 8.25% at June 30, 2006, which favorably increased interest income on earning assets.

The following table sets forth for the six months ended June 30, 2006, and 2005, respectively, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
(Dollars In Thousands)

SIX MONTHS ENDED JUNE 30,                                  2006                           2005
                                              AVERAGE                AVERAGE    AVERAGE              AVERAGE
                                              BALANCE    INTEREST     RATE     BALANCE   INTEREST      RATE
Earning assets:
   Federal funds sold ....................   $ 10,202   $    238      4.70%  $  1,017   $     14      2.74%
   Available-for-sale securities .........     12,690        258      4.10%    12,707        239      3.79%
   Federal Home Loan Bank stock ..........        634         18      5.73%       587         13      4.81%
   Loans, net (1) ........................    160,272      6,207      7.81%   149,357      4,804      6.49%
                                              -------   --------              -------  --------
      Total earning assets ...............    183,797      6,721      7.37%   163,668      5,070      6.25%
 Non-earning assets ......................     14,551                          10,382
                                             --------                         -------
TOTAL ASSETS .............................   $198,348                        $173,750
                                             ========                        =========

Interest-bearing Liabilities:
   Interest-bearing transaction accounts .   $ 48,688   $    294      1.22%  $ 50,332   $    251      1.01%
   Savings accounts ......................      3,098         18      1.17%     3,143         11      0.71%
   Time deposits .........................     92,164      1,840      4.03%    67,851        977      2.90%
                                              -------   --------             --------      -----
       Total interest-bearing deposits ...    143,950      2,152      3.01%   121,326      1,239      2.06%
   Federal funds purchased ...............          3       --          --      1,474         22      3.01%
   Securities sold under repurchase
      agreements .........................      3,416         28      1.65%     3,928         17      0.87%
   FHLB borrowings .......................     13,342        252      3.81%    13,066        148      2.28%
                                              -------    -------             --------      -----
      Total interest-bearing liabilities .    160,710      2,432      3.05%   139,794      1,426      2.06%
   Non-interest bearing deposits .........     15,822                          14,169
   Other liabilities .....................      1,321                           1,053
                                              -------                        --------
Total liabilities ........................    177,854                         155,016
Stockholders' equity .....................     20,494                          18,734
                                             --------                         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $198,348                         $173,750
                                             ========                         ========
Net interest income ......................              $  4,289                         $ 3,644
Net interest spread                                                            4.32%                  4.19%
Net interest margin (2)                                                        4.71%                  4.49%

Return on average assets                                              1.04%                           1.11%
Return on average equity                                             10.11%                          10.28%
Equity to assets ratio                                               10.33%                          10.78%
(1)      Average  loans  include  nonperforming  loans.  Interest  income includes  interest  and fees on loans,  but does not
         include interest on loans 90 days or more past due.
(2)      Net interest income as a percentage of average interest-earning assets.

RATE/VOLUME ANALYSIS
The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended June 30, 2006 and 2005. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

(DOLLARS IN THOUSANDS)

                                                            2006 vs. 2005
                                                          VARIANCE ATTRIBUTED TO
                                                        RATE      VOLUME      NET
Interest-earning assets: (tax-equivalent basis)
   Federal funds sold .............................   $    98   $   126    $   224
   Available-for-sale-securities
   -tax equivalent ................................        19      --           19
   FHLB stock .....................................         4         1          5
   Loans, net .....................................     1,052       351      1,403
                                                      -------   -------    -------
    Total net change in income on earning assets ..     1,173       478      1,651

Interest-bearing liabilities:
   Interest-bearing transaction accounts ..........        51        (8)        43
   Savings accounts ...............................         7      --            7
   Time deposits ..................................       513       350        863
   Federal funds purchased ........................      --         (22)       (22)
   Securities sold under
   repurchase agreements ..........................        13        (2)        11
   FHLB borrowings ................................       101         3        104
   Other borrowings ...............................      --        --         --
                                                      -------   -------    -------
    Total net change in expense on interest-bearing
     liabilities ..................................       685       321      1,006
                                                      -------   -------    -------


Change in net interest income .....................   $   488   $   157    $   645
                                                      =======   =======    =======

PROVISION FOR LOAN LOSSES

No provision for loan losses was deemed necessary in 2006 as compared to $85 thousand and $120 thousand respectively in the quarterly and year-to-date comparisons. The reduction in the provision expense is attributed to continued improvement in the credit quality of the Company's loan portfolio, including a decline in classified loans, and stable loan growth. Non-performing loans totaled $687 thousand at June 30, 2006 compared to $257 at December 31, 2005 and $769 thousand at June 30, 2005. Non-performing loans to total loans ratio was 0.43%, 0.23% and 0.49% at June 30, 2006, December 31, 2005, and June 30, 2005,
respectively. Management continues to evaluate the risks within the loan portfolio and emphasize collection efforts.


NON-INTEREST INCOME

Non-interest income for the three months ended June 30, 2006 and 2005, respectively, was $381 thousand and $361 thousand, an increase of $20 thousand or 5.5%. Income from service charges on deposit accounts decreased $24 thousand, or 11.3%, to $189 thousand during the second quarter of 2006 from $213 thousand for the second quarter of 2005. The volume of fees collected on non-sufficient fund charges decreased from the previous year, offsetting an increase in other service charge fees.

Non-interest income for the six months ended June 30, 2006 and 2005, respectively, was $701 thousand and $693 thousand, an increase of $8 thousand or 1.2%. Service charges on deposit accounts represent over half of the

Company's non-interest income for both six-month time periods, and declined due to a decrease in non-sufficient fund charges on customer overdrafts. Income from mortgage banking decreased due to lower volumes as interest rates increased for mortgage loans. Lease income increased substantially compared to 2005 since the building from which the lease income is obtained was acquired in the third quarter of 2005.

The following table shows the detailed components of non-interest income for the six months ended June 30, 2006 as compared to June 30, 2005:


                                                                    INCREASE
( Dollars In Thousands)            JUNE 30, 2006   JUNE 30, 2005   (DECREASE)
                                   -------------   -------------   ----------
Service charges on deposit accounts   $365           $405           $(40)
Other service charges and fees ....     28             36             (8)
Gain on the sale of mortgage
loans held for sale ...............    141            165            (24)
Title premium fees ................     25             22              3
Title closing fees ................      5              8             (3)
Trust referral fees ...............      8              9             (1)
Lease income ......................    105             10             95
Other income ......................     24             38            (14)
                                      ----           ----           ----
                                      $701           $693           $  8
                                      ====           ====           ====

NON-INTEREST EXPENSE

Non-interest expense was $1.8 million in the second quarter of 2006, up from $1.4 million in the same quarter of 2005, an increase of $391 thousand or 27.8%. An increase in salary and employee benefit expense of $199 thousand, due primarily to an increase in full time employees and employee stock option expense, coupled with an increase of $43 thousand in non-employee stock option expense, accounted for significant variances compared to the same period in 2005.

For the six months ended June 30, 2006 and 2005, respectively, non-interest expense was $3.4 million and $2.8 million, an increase of $604 thousand, or 21.8%. An increase in salary and employee benefit expense of $414 thousand, due primarily to an increase in full time equivalent employees and employee stock option expense, was the largest variance comparing the first half of 2006 to 2005. Occupancy expenses increased $129 thousand, or 71.3% due to the purchase of the corporate headquarters in the third quarter of 2005 which was placed into service in March of 2006. The first day of business at the new corporate headquarters was March 27, 2006.

The increases (decreases) in expense by major categories are as follows for the six months ended June 30, 2006 as compared to June 30, 2005:

(In Thousands)                                                      INCREASE
                                   JUNE 30, 2006   JUNE 30, 2005   (DECREASE)
                                   -------------  -------------    ----------
Salaries and employee benefits ..   $1,775        $1,361             414
Net occupancy expense ...........      309           181             128
Equipment expense ...............      222           188              34
Advertising .....................      169           111              58
Professional fees ...............      151           220             (69)
Data processing services ........      208           217              (9)
FDIC and other insurance ........       52            60              (8)
Franchise shares and deposit tax       116           102              14
Postage and office supplies .....       66            54              12
Telephone and other communication       71            62               9
Other operating expenses ........      234           213              21
                                    ------        ------           ------
                                    $3,373        $2,769           $ 604
                                    ======        ======           ======

INCOME TAXES

Income tax expense has been calculated based on the Company's expected annual rate for 2006. During the second quarter of 2006, income tax expense totaled $297 thousand compared to $260 thousand for the same period of 2005. For the first half of 2006, income tax expense totaled $581 thousand, compared to $493 thousand during the same period of 2005. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. The effective tax rate for 2006 was 38.4% compared to 34.0% for 2005. The increase is related to the compensation expense for employee stock options, which is not deductible for income tax purposes.


BALANCE SHEET REVIEW

OVERVIEW

Total assets at June 30, 2006 were $202.9 million, up from $195.5 million at December 31, 2005, and up $23.3 million or 13.0%, from $179.6 million at June 30, 2005. Loans increased $3.9 million or 2.5%, from $156.6 million at June 30, 2005 to $160.5 million at June 30, 2006. Deposits at June 30, 2006 were $162.0 million, an increase of $21.4 million or 15.2% compared to $140.6 million at June 30, 2005.

Stockholders' equity of $20.6 million equaled 10.17% of total assets as of June 30, 2006. The Company's annualized return on average equity was 10.11% for the six months ending June 30, 2006 compared to an annualized return of 10.28% for the six months ending June 30, 2005.

LOANS

For the second quarter of 2006, total loans averaged $161.9 million compared to $152.9 million for the second quarter of 2005, an increase of 5.9%. Total loans averaged $160.3 million for the first six months of 2006, compared to $149.4 million for the same period in 2005, an increase of 7.3%. At June 30, 2006, loans totaled $160.5 million, compared to $156.6 million at June 30, 2005, an increase of 2.5%. The Company experienced moderate loan growth in its market area throughout the first half of the year, with particular strength in middle market commercial loans. Commercial real estate loans, residential real estate loans and consumer loans were stable to slightly declining during the first six months of 2006. The following table presents a summary of the loan portfolio by category:


Dollars In Thousands
                              JUNE 30, 2006    DECEMBER 31, 2005   JUNE 30, 2005
                              -------------    -----------------   -------------
Commercial and agricultural   $ 47,503         $ 41,671            $ 44,667
Commercial real estate ....     59,143           60,971              56,732
Residential real estate ...     44,352           45,108              44,672
Consumer ..................      9,486            9,819              10,483
                              --------         --------             --------
                              $160,484         $157,569             $156,554
                              ========         ========             ========


 Substantially all of the Company's loans are to customers located in the Bowling Green-Warren County area and in the Franklin-Simpson County area. As of June 30, 2006 the Company's 20 largest credit relationships consisted of loans and loan commitments ranging from $1.5 million to $4.5 million. The aggregate amount of these credit relationships was $42.4 million.

The following table sets forth the maturity distribution and interest rate sensitivity of the loan portfolio as of June 30, 2006. Maturities are based on contractual terms. The Company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over. Loans are categorized based on their contractual maturity or next repricing opportunity, whichever is earlier.

LOAN MATURITIES AND RATE SENSITIVITY
                                  JUNE 30, 2006
Dollars  In Thousands

Three months or less ............   $ 99,267
Over three through twelve months      16,288
Over one year through three years     19,081
Over three through five years ...     21,761
Over five through fifteen years .      2,671
Over fifteen years ..............      1,416
                                    --------
   Total ........................   $160,484
                                    ========

ASSET QUALITY AND THE ALLOWANCE FOR LOAN LOSSES

Asset quality is considered by management to be of primary importance, and the Company employs a full-time internal credit review person to monitor adherence to the lending policy as approved by the board of directors. We use a year round internal credit review to assess a minimum of 30% of our loan portfolio. Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

Loans are placed on a non-accrual basis when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned and repossessed assets. The following table sets forth selected asset quality ratios for the periods indicated.

(Dollars in Thousands)


                                                   JUNE 30, 2006    DECEMBER 31, 2005     JUNE 30, 2005
                                                   -------------    -----------------     -------------

Non-performing loans ............................   $     687       $     257           $     769
Non-performing assets ...........................         856             257                 769
Allowance for loan losses .......................       1,881           1,957               1,891
Non-performing assets to total loans ............       0.53%            0.23%              0.49%
Non-performing assets to total assets ...........       0.42%            0.13%              0.43%
Net charge-offs to average total loans ..........       0.05%           (0.28)%             0.03%
Allowance for loan losses to non-performing loans     273.80%          754.38%            245.87%
Allowance for loan losses to total loans ........       1.17%            1.24%              1.21%

The non-performing loans at June 30, 2006 consisted of $464 thousand of non-accrual loans, $203 thousand of a loan secured by real estate in the process of collection, and $20 thousand of consumer loans. Of the non-accrual loans, $220 thousand is secured by real estate and $153 thousand is fully guaranteed by the Small Business Administration. Other non-performing assets include $140 thousand in other real estate and $29 thousand in repossessed equipment and vehicles.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $1.9 million was adequate, to absorb probable incurred credit losses associated with the loan portfolio at June 30, 2006. Although the Company believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if the assumptions used to determine the allowance, differ from future loan performance.


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                   JUNE 30, 2006   JUNE 30, 2005
                                                   -------------   -------------

Balance, beginning of year ........................   $ 1,957       $ 1,721
Provision for loan losses .........................      --             120
Amounts charged off: ..............................
   Commercial .....................................       (73)           (4)
   Commercial real estate .........................      --              --
   Residential real estate ........................       (28)          (62)
   Consumer .......................................       (13)          (13)
                                                       -------       -------
      Total loans charged off: ....................      (114)          (79)
Recoveries of amounts previously charged off:
   Commercial .....................................        37           119
   Commercial real estate .........................      --             --
   Residential real estate ........................      --              10
   Consumer .......................................         1           --
                                                       -------      -------
      Total recoveries ............................        38           129
Net (charge-offs) recoveries ......................       (76)           50
                                                       -------      -------
Balance, June 30, 2006 and June 30, 2005,
 respectively                                         $ 1,881       $ 1,891
                                                      =======       =======

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. This allocation is not intended to suggest how actual losses may occur.

ALLOCATION OF ALLOWANCE FOR LOAN LOSS
(Dollars In Thousands)


                                           JUNE 30, 2006          DECEMBER 31, 2005              JUNE 30, 2005
                                                   % ALLOWANCE               % ALLOWANCE                  % ALLOWANCE
                                                     TO TOTAL                 TO TOTAL                      TO TOTAL
                                         AMOUNT        LOANS        AMOUNT     LOANS          AMOUNT         LOANS
                                         ------        -----        ------     ----           ------       --------
Residential real estate                  $  554        0.35%       $  582      0.37%          $  171          0.11%
Consumer and other loans                    162        0.10%          164      0.10%             165          0.11%
Commercial                                  518        0.32%          548      0.35%           1,025          0.65%
Commercial real estate                      613        0.38%          624      0.40%             525          0.34%
Unallocated                                  34        0.02%           39      0.02%               5          0.00%
                                          -----        -----       -------    -----          --------       -------

Total allowance for loan losses         $ 1,881        1.17%      $ 1,957      1.24%       $    1,891          1.21%
                                        =======        =====      =======      =====       ==========     ==========


SECURITIES
Securities are all classified as available for sale, and averaged $12.69 million for the first six months of 2006, a decrease of $(18) thousand over the average of $12.71 million for the same period for 2005. The table below presents the carrying value of securities by major category.

 CARRYING VALUE OF AVAILABLE FOR SALE SECURITIES
 (Dollars In Thousands)
                                       JUNE 30,    DECEMBER 31,   JUNE 30,
                                         2006         2005        2005
                                         ----         ----        ----
 U.S. Government agencies .........   $ 8,353      $ 8,641      $ 8,838
 Mortgage-backed securities .......     3,058        3,417        3,819
 Municipal securities .............     1,279          --            --
                                      ------       -------      -------

Total available for sale securities   $12,690      $12,058      $12,657
                                      =======      =======      =======

     The amortized cost and fair values of securities available for sale as of June 30, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


(Dollars in thousands)
                                                   Amortized           Fair
                                                      cost            value
                                                   ---------          -----

Due within one year...........................$            -        $         -
Due after one year through five years..........         2,000             1,944
Due after five years through ten years.........         7,570             7,188
Due after ten years............................         4,134             3,558
                                                 -------------         --------
                                              $        13,704          $ 12,690
                                              ================       ===========

DEFERRED TAX ASSETS

The Company has a net deferred tax asset of $686 thousand. The Company evaluates this asset on a quarterly basis. To the extent the Company believes it is more likely than not that it will not be utilized, the Company will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At June 30, 2006, no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as the Company is profitable or as the Company carries back tax losses to periods in which it paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

DEPOSITS

Total deposits averaged $161.9 million in the second quarter of 2006, an increase of $23.6 million or 17.1% from the comparable 2005 quarter average of $138.3 million. As of June 30, 2006, total deposits were $162.0 million, compared to total deposits of $156.4 million at December 31, 2005, while total deposits at June 30, 2005 were $140.6 million.

Total deposits averaged $159.8 million during 2006, an increase of $24.3 million or 17.9% compared to $135.5 million in 2005. Time deposits of $100,000 or more totaled $35.3 million at June 30, 2006 compared to $19.9 million at June 30, 2005. Interest expense on time deposits of $100,000 or more was $548 thousand for the first six months of 2006, compared to $275 thousand for the first six months of 2005. The following table shows the maturities of time deposits as of June 30, 2006, December 31, 2005 and June 30, 2005:

 MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

 Dollars In Thousands


                                JUNE 30, 2006   DECEMBER 31, 2005  JUNE 30, 2005
                                -------------   -----------------  -------------

 Three months or less .........   $ 7,874         $ 5,366           $ 3,779
 Over three through six months      9,525           2,770             5,921
 Over six through twelve months     8,058           7,784             4,898
 Over one year through three ..     9,315          11,600             3,885
 years
 Over three years..............       575           2,030             1,377
                                  -------         -------            ------
    Total .....................   $35,347         $29,550           $19,860
                                  =======        ========           ========

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

OTHER BORROWINGS. The Bank utilizes Federal Home Bank of Cincinnati (FHLB) advances for funding and liability management. The advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans. Rates vary based on the term to repayment, and are summarized below as of June 30, 2006:

       Dollars In Thousands


             TYPE                        MATURITY                     RATE (1)                     AMOUNT
             ----                        --------                     --------                     ------
          Fixed Rate                    May 2, 2007                     4.19%                       $3,000
          Fixed Rate                 October 27, 2008                   4.83%                          500
          Fixed Rate                 January 31, 2007                   5.02%                        1,000
          Fixed Rate                 February 9, 2007                   5.07%                          896
        Variable Rate                January 31, 2007                   5.45%                        2,000
        Variable Rate                January 31, 2007                   5.75%                        1,000
        Variable Rate                  June 27, 2007                    5.45%                        1,000
        Variable Rate                  June 27, 2007                    5.75%                        1,000
        Variable Rate               September 28, 2006                  5.46%                        5,000
                                                                                                     -----
                                                                                Total              $15,396
                                                                                                   =======
(1) As of June 30, 2006.

At June 30, 2006, the Bank had available collateral to borrow an additional $3.1 million from the FHLB.

In 2005, the Company executed a credit agreement from another bank for operating capital and general corporate purposes. The line has a total availability of $3.0 million, matures August 12, 2006, and bears interest at New York Prime with interest payable monthly. The credit agreement is secured by the Bank's common stock. As of June 30, 2006, the line had not been drawn upon.

At June 30, 2006, the Company had established Federal Funds lines of credit totaling $16.5 million with three correspondent banks. No amounts were drawn as of June 30, 2006.

Securities sold under repurchase agreements mature in one business day. The rate paid on these accounts is variable at the Bank's discretion and is based on a tiered balance calculation. Information regarding federal funds purchased and securities sold under repurchase agreements as of June 30, 2006, is presented below.
 REPURCHASE AGREEMENTS
 Dollars in thousands                                                   JUNE 30,
                                                                          2006
 FEDERAL FUNDS PURCHASED AND REPURCHASE AGREEMENTS:
   Balance at period end                                                 $3,711
   Weighted average rate at period end                                     2.72%
   Average balance during the six months ended June 30, 2006              3,416
   Weighted average rate for the six months ending June 30, 2006           1.63%
   during the year
   Maximum month-end balance                                              4,090


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

The Company's capital ratios (calculated in accordance with regulatory guidelines) were as follows:

                                   JUNE 30, 2006   DECEMBER 31, 2005   JUNE 30, 2005
TIER I RISK-BASED CAPITAL RATIO        10.04%             9.91%            9.51%
Regulatory minimum.............         4.00%             4.00%            4.00%
"Well-capitalized" minimum ....         N/A                N/A              N/A
TOTAL RISK-BASED CAPITAL RATIO         13.01%            13.27%           13.21%
Regulatory minimum ............         8.00%             8.00%            8.00%
"Well-capitalized" minimum .             N/A               N/A              N/A
TIER I LEVERAGE RATIO..........         8.47%             8.40%            8.29%
Regulatory minimum.............         4.00%             4.00%            4.00%
"Well-capitalized" minimum ....          N/A               N/A              N/A

The Bank's capital ratios (calculated in accordance with regulatory guidelines) were as follows:

                                    JUNE 30, 2006      DECEMBER 31, 2005     JUNE 30, 2005
TIER I RISK-BASED CAPITAL RATIO        11.86%                11.87%            11.64%
Regulatory  minimum                     4.00%                 4.00%             4.00%
"Well-capitalized" minimum              6.00%                 6.00%             6.00%
TOTAL RISK-BASED CAPITAL RATIO         12.98%                13.09%            12.88%
Regulatory minimum                      8.00%                 8.00%             8.00%
"Well-capitalized" minimum             10.00%                10.00%            10.00%
TIER I LEVERAGE RATIO                  10.00%                10.06%            10.11%
Regulatory minimum                      4.00%                 4.00%             4.00%
"Well-capitalized" minimum              5.00%                 5.00%             5.00%

At June 30, 2006, December 31, 2005 and June 30, 2005, the Company and the Bank were categorized as "well capitalized" under the regulatory framework for prompt corrective action. The Company's total risk-based ratio declined slightly while all other capital ratios improved generally as the percentage increase in capital outweighed the percentage increase of assets.

ITEM 3. CONTROLS AND PROCEDURES

PART II.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 18, 2006. The following directors were elected to three year terms, ending in 2009, with the vote totals as shown:

                                            VOTES FOR         VOTES WITHHELD
                                            ---------         --------------
         Jerry E. Baker                     734,642               38,830
         Mary D. Cohron                     735,167               38,305
         Floyd H. Ellis                     722,095               51,377
         John  J. Kelly, III                727,345               46,127

        The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

         NAME                                        TERM EXPIRES IN
         ----                                        ---------------
         Billy J. Bell                                         2007
         John C. Desmarais                                     2007
         Joe B. Natcher                                        2007
         Jack Sheidler                                         2007
         Barry D. Bray                                         2008
         Sarah Glenn Grise                                     2008
         Chris B. Guthrie                                      2008
         John T. Perkins                                       2008
         Wilson Stone                                          2008

         There were no broker nonvotes on any of the items voted on at the Annual Meeting.

ITEM 5. OTHER INFORMATION
 The Company plans to amend certain filings to restate its previously reported financial information for the years ended December 31, 2005 and 2004 to correct errors related to the 5% stock dividend issued in May 2005. First, on August 11, 2006, the Company concluded that the 2004 earnings per share calculation included in the Company's consolidated statement of operations for the year ended December 31, 2004 included in the Company's 2005 Form 10-KSB was not revised to reflect the 5% stock dividend issued in 2005 and should no longer be relied upon. Basic and diluted earnings per share for the year ended
December 31, 2004 will be reduced from $0.95 and $0.95, respectively, to $0.90 and $0.90, respectively, in the 2005 Form 10-KSB, as amended. The footnote to the Company's 2005 consolidated financial statements reflecting the calculation of the earnings per share will be corrected to reflect the increase in the weighted average number of shares in 2004 due to the stock dividend issued in 2005. The Company's authorized officers have discussed the foregoing with the Company's independent accountants.

In addition, a reclassification in stockholders' equity from retained earnings to common stock to reflect the value of the stock dividend issued was not recorded. As a result, in the Company's consolidated balance sheet as of December 31, 2005 included in the Company's 2005 Form 10-KSB, retained earnings was overstated by $649,000 and common stock was understated by $649,000. These accounts have been properly reclassified on the consolidated balance sheet as of December 31, 2005 included in this Form 10-QSB. The June 30, 2005, September 30, 2005, and March 31, 2006 Form 10-QSBs will be amended to reflect this change. Total stockholders' equity was not affected by the reclassification.

The tables below report the previously reported data and the data to be restated.

--------------------------------------------------------------------------------
2005 FORM 10KSB
--------------------------------------------------------------------------------
                                                           December 31, 2005
                                                      As previously         As
                                                        Reported        Restated
Stockholders' Equity:
 Preferred Stock                                      $ 7,659             7,659
 Common Stock                                          10,080            10,729
 Retained Earnings                                      2,569             1,920
 Accumulated other comprehensive income (loss)           (350)             (350)
----------------------------------------------        --------           -------
         Total stockholders' equity                   $19,958            19,958

                                                   Year Ending December 31, 2004
                                                     As previously          As
                                                      Reported          Restated
         Earnings per share
              Basic                                     $0.95             $0.90
              Diluted                                   $0.95             $0.90
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
MARCH 31, 2006 FORM 10QSB
--------------------------------------------------------------------------------
                                                   March 31, 2006        December 31, 2005
                                          As previously      As       As previously      As
                                            Reported     Restated      Reported      Restated
Stockholders' Equity
Preferred Stock                            $ 7,659        7,659            7,659      7,659
 Common Stock                               10,127       10,776           10,080     10,729
 Retained Earnings                           2,990        2,341            2,569      1,920
 Accumulated other comprehensive
 income (loss)                                (473)        (473)            (350)      (350)
---------------------------------------    --------      ------           -------    -------
 Total stockholders' equity                $ 20,303      20,303           19,958     19,958
--------------------------------------------------------------------------------------------

Earnings per share was properly reflected on the March 31, 2006 Form 10QSB.

--------------------------------------------------------------------------------
SEPTEMBER 30, 2005 FORM 10QSB
--------------------------------------------------------------------------------
                                                       September 30, 2005
                                                    As previously          As
                                                      Reported          Restated
Stockholders' Equity:
 Preferred Stock                                     $ 7,659             7,659
 Common Stock                                         10,080            10,729
 Retained Earnings                                     1,950             1,301
 Accumulated other comprehensive income (loss)          (305)             (305)
--------------------------------------------------------------------------------
         Total stockholders' equity                  $19,384            19,384


Earnings per share was properly reflected on the September 30, 2005 Form 10QSB.

--------------------------------------------------------------------------------
JUNE 30, 2005 FORM 10QSB
--------------------------------------------------------------------------------
                                                           June 30, 2005
                                                 As previously          As
                                                  Reported          Restated
Stockholders' Equity:
  Preferred Stock                                  $  7,659             7,659
  Common Stock                                       10,080            10,729
  Retained Earnings                                   1,549               900
  Accumulated other comprehensive income (loss)        (169)             (169)
------------------------------------------------------------------------------
         Total stockholders' equity                $ 19,119            19,119

Earnings per share was properly reflected on the June 20, 2005 Form 10QSB.

ITEM 6. EXHIBITS

EXHIBIT INDEX


2 Stock Purchase Agreement by and among Citizens First Corporation, Farmers Capital Bank Corporation and Kentucky Banking Centers, Inc. dated June 1, 2006 (incorporated by reference to Exhibit 2 of the Registrant's Form 8-K filed June 7, 2006.)

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

3.3 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Form 8-K filed April 24,
         2006).

4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2      Articles  of  Amendment  to  Amended  and  Restated   Articles  of
         Incorporation   of  Citizens   First  Corporation  (see  Exhibit 3.2).

4.3      Amended and Restated Bylaws of Citizens First Corporation (see Exhibit
         3.3).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of Principal Executive Officer Pursuant to 18 U.S.C.
         Section 1350.

32.2     Certification of Principal Financial Officer Pursuant to 18 U.S.C.
         Section 1350.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION


Date:    August 14 2006                                     /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                           President and Chief Executive Officer
                                                 (Principal Executive Officer)



         August 14, 2006                                      /s/ Steve Marcum
                                                             -----------------
                                                                  Steve Marcum
                            Executive Vice-President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)