Form 10KSB/A
period 2005-12-31
CITIZENS FIRST CORP
filed 2006-09-06
CIK 1073475

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format:  Yes ___     No X

                                EXPLANATORY NOTE
This amendment No. 1 on Form 10-KSB/A (the "Amended Report") is being filed by the Registrant to amend its Annual Report on Form 10-KSB for the period ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 (the "Initial Report"). This Amended Report is being filed to restate the Registrant's previously reported financial information for the years ended December 31, 2005 and 2004 to correct errors related to the 5% stock dividend issued by the Registrant in May 2005.Basic and diluted earnings per share for the year ended 2004 did not properly reflect the 5% stock dividend declared in May of 2005 when the original 2005 Annual Report on Form 10-KSB was filed. Basic and diluted earnings per share for December 31, 2004 were reported as $0.95 and $0.95, and should have been $0.90 and $0.90 when the 2005 Annual Report on Form 10-KSB was filed. In addition, a 5% stock dividend was issued in June 2006 which reduced basic and diluted earnings per share for the year ended December 31, 2004 to $0.86 and $0.86, respectively.

In addition, a reclassification in stockholders' equity from retained earnings to common stock to reflect the value of the stock dividend issued was not recorded in the Initial Report. As a result, in the Registrant's Consolidated Balance Sheet as of December 31, 2005 included in the Initial Report, retained earnings were overstated by $649,000 and common stock was understated by $649,000. These accounts have been properly reclassified on the accompanying Consolidated Balance Sheets in the Amended Report. The Registrant's accompanying Consolidated Statement of Stockholders' Equity has been updated to reflect this reclassification also. Total stockholders' equity is not affected by the reclassification.

All other changes made necessary as a result of the abovementioned changes on the financial statements and in the footnotes have been corrected in the filing also.

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS


PART I

ITEM 1            DESCRIPTION OF BUSINESS..................................4-13

ITEM 2            DESCRIPTION OF PROPERTY.................................13-14

ITEM 3            LEGAL PROCEEDINGS..........................................14

ITEM 4            SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS..........14


PART II

ITEM 5            MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER
                  MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
                  SECURITIES.................................................15

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION15-31

ITEM 7            FINANCIAL STATEMENTS.....................................32-61

ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE........................62

ITEM 8A           CONTROLS AND PROCEDURES....................................62

PART III

ITEM 9            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.63

ITEM 10           EXECUTIVE COMPENSATION.....................................63

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................63

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............63

ITEM 13           EXHIBITS................................................64-65

ITEM 14           PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................65



SIGNATURES...................................................................66

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

The following (based upon information provided by the Nasdaq Stock Market) reflects the over-the-counter market range of high and low bid quotations for the Company's common stock for the quarterly periods indicated:

                                             (Adjusted for stock dividends)
                                                  HIGH               LOW
                                                 -----             -----
     First quarter, 2004                         12.93             11.02
     Second quarter, 2004                        14.06             12.06
     Third quarter, 2004                         13.11             12.49
     Fourth quarter, 2004                        14.69             12.89
     First quarter, 2005                         14.51             13.61
     Second quarter, 2005                        15.33             13.20
     Third quarter, 2005                         15.71             14.76
     Fourth quarter, 2005                        17.14             15.71

The Company has not paid or declared cash dividends on its common stock since it became a holding company of the Bank. A 5% stock dividend was declared April 20, 2005 to shareholders of record on April 29, 2005, payable May 30, 2005, resulting in the issuance of 42,584 shares. On May 17, 2006, a second 5% stock dividend was declared payable June 30, 2006, resulting in the issuance of 45,132 shares.

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

The year ended December 31, 2005 represented record profitability for the

Company. In 2005, the Company recorded net income of $2,236,804, or $1.83 per basic share and $1.47 per diluted common share. This compares to net income of $1,037,889, or $0.86 per basic and diluted common share, in 2004. During 2005, the

Company declared dividends on its preferred stock of $519,871, leaving net income available to common shareholders of $1,716,933. During 2004, the Company declared dividends on its preferred stock of $240,706, leaving net income available to common shareholders of $797,183. The provision for loan losses in 2005 was $(200,000) or (0.13)% of average loans, compared to $165,000 or 0.12%
of average loans during 2004. The amount of the negative provision expense in 2005, compared to 2004, was primarily attributable to the substantial recovery of a loan previously charged off.

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

INCOME STATEMENT REVIEW

In 2005, the Company recorded net income of $2,236,804 or $1.83 per basic common share and $1.47 per diluted common share. During 2005, the Company declared dividends on its preferred stock of $519,871, leaving net income available to common shareholders of $1,716,933. This compares to net income of $1,037,889, or $0.86 per basic and diluted common share, in 2004.

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

The major variance in non-interest income in 2005 came from the increase in lease income in 2005 as compared to 2004. This increase is due to the purchase of a building during 2005 for the Bank's corporate headquarters at 1065 Ashley Circle. The majority of the first floor of the building is leased out to three commercial tenants who will continue to lease this space. Gain on the sale of mortgage loans held for sale decreased $71,182 in 2005, as compared to 2004.

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

NON-INTEREST EXPENSE

Non-interest expenses for 2005 of $6,004,411 increased $198,514, or 3.42%, from 2004. The primary increase in non-interest expense in 2005 is due to the legal expense incurred to collect the large loan that was charged off in 2003. This increase is reflected in professional fees. This loan was recovered in late November 2005. The increases (decreases) in expense by major categories are as follows:

                                                                                                Increase (Decrease) in
                                                                                                     Non-interest
                                                                                                      Expenses
                                                                 2005              2004             2005 vs.2004
                                                                -----              -----         --------------------
Salaries and employee benefits                               $3,005,399         $3,039,857        $(34,458)
Net occupancy expense                                           421,798            365,519          56,279
Equipment expense                                               379,111            421,688         (42,577)
Business manager expense                                         11,439             47,477         (36,038)

Professional fees                                               563,378            472,315          91,063

Other real estate expenses                                       17,166              4,987          12,179
(Gain) on sale of other real estate owned                         6,803            (3,298)          10,101
Data processing                                                 414,165            368,119          46,046

FDIC deposit insurance                                           37,433            108,282         (70,849)
Other insurance                                                  59,233             45,806          13,427
Franchise and other taxes                                       174,550            140,547          34,003
Directors' fees                                                  25,800             21,000           4,800
Processing fees-overdraft protection plan                        20,671             51,735         (31,064)
Overdraft protection plan charge-offs                            19,108             17,278           1,830
Charity and contributions                                        36,041             29,140           6,901
Postage                                                          36,884             33,622           3,262
Supplies                                                         80,143             69,260          10,883
Telephone and data line expense                                 125,187            122,031           3,156
Advertising and marketing                                       229,187            162,217          66,970

Other operating expenses                                        340,915            288,315          52,600

                                                                -------            -------          ------
                                                             $6,004,411          5,805,897         198,514

Significant variances include: The increase in professional fees, which increased $91,063 in 2005 as compared to 2004, consists of legal fees incurred to collect the large loan charged off in 2003. FDIC insurance premiums decreased $70,849 in 2005 when compared with 2004 as the FDIC premium rates dropped in 2005. Advertising and marketing increased $66,970 in 2005 compared to 2004 which includes increased fees from the Company's marketing agency, the hiring of an agency to develop a strategic marketing plan, and the costs of the surveys developed to analyze the Company's customer base and general advertising increases throughout the year to help reach more and new customers.

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

On May 17, 2006, the Board of Directors of the Company declared a second 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on May 31, 2006. The dividend was issued and payable June 30, 2006. A total of 45,132 shares of common stock were issued as a result of this second common stock dividend.

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

ITEM 7. FINANCIAL STATEMENTS
The following consolidated financial statements of the Company and report of independent accountants are included herein:
       Report of Independent Registered Public Accounting Firm, Crowe Chizek
       and Company LLC
       Report of Independent Registered Public Accounting Firm, BKD,LLP Consolidated Balance Sheets--December 31, 2005 and 2004
       Consolidated Statements of Operations--Years ended December 31, 2005 and 2004
       Consolidated Statements of Stockholder's Equity--Years ended December 31, 2005 and 2004
       Consolidated Statements of Cash Flows--Years ended December 31, 2005 and 2004
       Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION

            ACCOUNTANTS' REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2005 AND 2004

                           CITIZENS FIRST CORPORATION
                           DECEMBER 31, 2005 AND 2004


CONTENTS



    2005 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............35

    2004 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.............36



    CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets..........................................37

        Consolidated Statements of Operations..............................38-39

        Consolidated Statements of Stockholders' Equity......................40

        Consolidated Statements of Cash Flows................................41

        Notes to Financial Statements........................................42

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


                                           /s/ Crowe Chizek and Company LLC
                                               Crowe Chizek and Company LLC

Brentwood, Tennessee
March 9, 2006(except for Notes 20 and 23
 as to which the date is September 5, 2006)

BKD,LLP


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Audit Committee, Board of Directors
   and Stockholders
Citizens First Corporation
Bowling Green, Kentucky


We have audited the accompanying consolidated balance sheet of Citizens First Corporation (Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                                        /s/ BKD LLP
                                                            BKD LLP

Evansville, Indiana
January 21, 2005(except for Notes 21 and 23
 as to which the dates are September 5, 2006)

                           CITIZENS FIRST CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                                 AS RESTATED
                                                                                 SEE NOTE 20
                                                                                      2005                2004
                                                                            ----------------------------------------
ASSETS
        Cash and due from banks                                               $      4,062,402   $      3,910,629
        Federal funds sold                                                          11,681,000            169,078
                                                                               ---------------    ---------------

               Cash and cash equivalents                                            15,743,402          4,079,707

        Available-for-sale securities                                               12,057,724         12,888,985
        Loans held for sale                                                            621,085            649,500
        Loans, net of allowance for loan losses of $1,957,220 and
          $1,720,565 at December 31, 2005 and 2004, respectively                   155,611,776        145,229,862
        Premises and equipment                                                       7,608,072          3,628,317
        Federal Home Loan Bank (FHLB) stock                                            615,100            582,800
        Accrued interest receivable                                                  1,085,723            788,871
        Deferred income taxes                                                          612,573            549,292
        Goodwill                                                                     1,264,516            936,416
        Other                                                                          281,573            178,336
                                                                               ---------------    ---------------

               Total assets                                                   $    195,501,544   $    169,512,086
                                                                               ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits
           Non interest bearing                                               $     15,060,574   $     15,015,304
           Savings, NOW and money market                                            55,612,009         54,770,108
           Time                                                                     85,704,604         60,743,325
                                                                               ---------------    ---------------

               Total deposits                                                      156,377,187        130,528,737

        Federal funds purchased                                                           --            2,500,000
        Securities sold under repurchase agreements                                  2,919,629          3,872,532
        FHLB advances                                                               14,500,000         13,000,000
        Income taxes payable                                                           113,607            155,814
        Accrued interest and other liabilities                                       1,632,758          1,278,363
                                                                               ---------------    ---------------

               Total liabilities                                                   175,543,181        151,335,446
                                                                               ---------------    ---------------

    STOCKHOLDERS' EQUITY
        6.5% cumulative preferred stock; no par value, authorized
          500 shares; issued and outstanding 250 shares at
          December 31, 2005 and 2004, respectively                                   7,659,340          7,659,340

        Common stock, no par value, authorized 2,000,000 shares;
          issued and outstanding 893,643 and 844,057 shares at
          December 31, 2005, and 2004, respectively                                 10,728,966          9,975,130
        Retained earnings                                                            1,919,925            851,972

        Accumulated other comprehensive income (loss)                                 (349,868)          (309,802)
                                                                               ---------------    ---------------

               Total stockholders' equity                                           19,958,363         18,176,640
                                                                               ---------------    ---------------

               Total liabilities and stockholders' equity                     $    195,501,544   $    169,512,086
                                                                               ===============    ===============

See Notes to Consolidated Financial Statements

                           Citizens First Corporation
                      Consolidated Statements of Operations
                     Years Ended December 31, 2005 and 2004

                                                                                AS RESTATED
                                                                                SEE NOTE 21
                                                                    2005             2004
                                                                ---------------------------
    Interest and Dividend Income
    Loans ...................................................   $ 10,498,720    $ 8,061,256
    Available-for-sale securities ...........................        472,162        514,567
    Federal funds sold ......................................         73,170         22,243
    Dividends on FHLB stock .................................         29,805         22,694
                                                                ------------    -----------

           Total interest and dividend income ...............     11,073,857      8,620,760
                                                                ------------    -----------

Interest Expense
    Deposits ................................................      2,905,843      2,135,180
    Securities sold under repurchase agreements .............         31,686         37,318
    FHLB advances ...........................................        371,403        354,354
    Federal funds purchased .................................         44,003         14,776
                                                                ------------    -----------

           Total interest expense ...........................      3,352,935      2,541,628
                                                                ------------    -----------

Net Interest Income .........................................      7,720,922      6,079,132

Provision for Loan Losses ...................................       (200,000)       165,000
                                                                ------------    -----------

Net Interest Income After Provision for Loan Losses .........      7,920,922      5,914,132
                                                                ------------    -----------

Noninterest Income
    Service charges on deposit accounts .....................        808,173        834,900
    Other service charges and fees ..........................        141,333        136,954
    Title insurance premiums and closing costs ..............         68,151         65,213
    Sale of mortgage loans ..................................        342,533        413,715
    Lease income ............................................         99,756            890
    Net realized gains (losses) on sale of available-for-sale
      securities ............................................           --          (34,368)
    Trust referral fees .....................................         16,000         12,500
                                                                ------------    -----------

           Total noninterest income .........................      1,475,946      1,429,804
                                                                ------------    -----------

Noninterest Expense
    Salaries and employee benefits ..........................      3,005,399      3,039,857
    Net occupancy expense ...................................        421,798        365,519
    Equipment expense .......................................        379,111        421,688
    Advertising .............................................        229,187        162,217
    Professional fees .......................................        563,378        472,315
    Data processing services ................................        414,165        368,119
    FDIC and other insurance ................................         96,666        154,088
    Franchise shares and deposit tax ........................        174,550        140,547
    Postage and office supplies .............................        117,027        101,354
    Telephone and other communication .......................        125,187        122,031
    Other ...................................................        477,943        458,162
                                                                ------------    -----------

           Total noninterest expense ........................      6,004,411      5,805,897
                                                                ------------    -----------

Income Before Income Taxes ..................................      3,392,457      1,538,039

Provision for Income Taxes ..................................      1,155,653        500,150
                                                                ------------    -----------

Net Income ..................................................   $  2,236,804    $ 1,037,889
                                                                ------------    -----------

Dividends declared on preferred stock........................        519,871        240,706
                                                                ------------    -----------
Net income available to common stockholders..................   $  1,716,933    $   797,183
                                                                ============    ===========

Basic Earnings  per Share ...................................   $       1.83    $      0.86
                                                                ============    ===========

Diluted Earnings per Share ..................................   $       1.47    $      0.86
                                                                ============    ===========


See Notes to Consolidated Financial Statements


                           CITIZENS FIRST CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                    AS RESTATED  AS RESTATED
                                                                SEE NOTE 20      SEE NOTE 20  ACCUMULATED
                                        PREFERRED STOCK        COMMON STOCK                     OTHER                         TOTAL
                                        ----------------   ------------------    RETAINED   COMPREHENSIVE              COMPREHENSIVE
                                       SHARES     AMOUNT    SHARES     AMOUNT    EARNINGS   INCOME(LOSS)    TOTAL           INCOME
                                     -------- ----------  --------  ---------   ---------  ------------   ----------  -------------

Balance, January 1, 2004                      $     --     840,447  $ 9,920,981  $   54,789   $(365,393)  $9,610,377
Net income                                                                        1,037,889                1,037,889     $1,037,889
Preferred stock issued, 250 shares
issued at $31,992 per share, net
of offering costs of $338,660           250    7,659,340                                                   7,659,340
Common stock issued, 3,610 shares
issued at $15.00 per share
                                                             3,610       54,149                               54,149
Dividend declared, preferred stock
including dividends paid of
$109,671)                                                                         (240,706)                 (240,706)
Change in unrealized gain (loss)on
available for sale securities
                                                                                                 55,591       55,591         55,591
                                     ------   ---------    --------   ---------   ---------  -----------  -----------    ----------

        Total comprehensive income                                                                                       $1,093,480
                                                                                                                         ==========

Balance, December 31, 2004              250    7,659,340   844,057    9,975,130     851,972    (309,802)  18,176,640

Net income                                                                        2,236,804                2,236,804     $2,236,804
Common stock issued, 7,002 shares                            7,002      104,856                              104,856
5% stock dividend declared                                  42,584      648,980    (648,980)
Change in unrealized gain (loss) on
   available for sale securities                                                                (40,066)     (40,066)       (40,066)
Dividends declared, preferred stock
   (including dividends paid of
   $519,871)                                                                       (519,871)                (519,871)            --
                                       ---    ----------   -------  -----------  ----------   ----------   ----------     ----------
        Total comprehensive income                                                                                       $2,196,738
                                                                                                                         ===========

Balance, December 31, 2005             250    $7,659,340   893,643  $10,728,966  $1,919,925   $(349,868)  $19,958,363
                                       ===    ==========   =======  ===========  ==========   ==========  ===========

See Notes to Consolidated Financial Statements

                           CITIZENS FIRST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                           2005             2004
                                                                      ----------------------------
    OPERATING ACTIVITIES
    Net income ....................................................   $  2,236,804    $  1,037,889
    Items not requiring (providing) cash
       Depreciation and amortization ..............................        396,381         376,979
       Provision for loan losses ..................................       (200,000)        165,000
       Amortization of premiums and discounts on securities .......         13,108          18,085
       Deferred income taxes ......................................        (63,281)         25,428
       Net realized (gains) losses on sale of securities ..........           --            34,368
       Sale of mortgage loans held for sale .......................     25,735,945      22,122,513
       Origination of mortgage loans held for sale ................    (25,364,997)    (21,828,498)
       Gains on sales of loans ....................................       (342,533)       (413,715)
       Losses (gains) on sale of other real estate owned ..........          6,803          (3,298)
       Loss on sale premises and equipment ........................           --             2,259
       FHLB stock dividends received ..............................        (29,500)        (22,400)
    Changes in
       Interest receivable ........................................       (296,852)        (94,234)
       Income taxes receivable (payable) ..........................        (42,207)        443,722
       Other assets ...............................................       (295,773)       (111,746)
       Interest payable and other liabilities .....................        547,254         150,480
                                                                      ------------    ------------
           Net cash provided by operating activities ..............      2,301,152       1,902,832
                                                                      ------------    ------------
INVESTING ACTIVITIES
    Net increase in loans .........................................    (10,447,058)    (12,583,764)
    Purchase of premises and equipment ............................     (4,351,883)        (94,819)
    Proceeds from maturities of available-for-sale securities .....        757,446         815,541
    Proceeds from sales of other real estate owned ................        261,929          73,298
    Proceeds from sales of available-for-sale securities ..........           --         4,727,439
    Proceeds from sales of premises and equipment .................           --               625
    Contingent payment related to purchase of Commonwealth Mortgage
      and Southern KY Land Title, Inc., net of stock issued .......       (251,717)       (162,401)
    Purchase of FHLB stock ........................................         (2,800)       (135,300)
                                                                      ------------    ------------
           Net cash used in investing activities ..................    (14,034,083)     (7,359,381)
                                                                      ------------    ------------
FINANCING ACTIVITIES
    Net increase in demand deposits, money market, NOW and ........
      savings accounts ............................................        887,171       5,803,840
    Net increase (decrease) in time deposits ......................     24,961,279      (9,004,195)
    Proceeds from FHLB advances ...................................      8,000,000       5,000,000
    Repayment of  FHLB advances ...................................     (6,500,000)     (6,000,000)
    Net increase (decrease) in fed funds purchased and repurchase
      agreements ..................................................     (3,452,903)        953,546
    Issuance of preferred stock ...................................           --         7,659,340
    Issuance of common stock.......................................         20,950               0
    Dividends paid on preferred stock .............................       (519,871)       (109,671)
                                                                      ------------    ------------
           Net cash provided by financing activities ..............     23,396,626       4,302,860
                                                                      ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     11,663,695      (1,153,689)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................      4,079,707       5,233,396
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR ............................   $ 15,743,402    $  4,079,707
                                                                      ============    ============
SUPPLEMENTAL CASH FLOWS INFORMATION
    Interest paid .................................................   $  3,166,079    $  2,573,723
    Income taxes paid .............................................   $  1,240,500    $     31,000
    Loans transferred to other real estate owned ..................   $    268,732    $       --

    Stock issued for contingent payment related to purchase of ....
    Commonwealth Mortgage and Southern Kentucky Land Title, Inc....   $     83,906    $     54,149

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

        Pursuant to accounting guidance all mortgage loans sold in the secondary market are considered transferred assets once sold. The Bank does not maintain effective control over theses mortgage loans once they have been sold. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan's carrying value. Loans are sold servicing released.

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

                                                        2005           2004
                                                 -----------    -----------


Net income, as reported .......................  $ 2,236,804    $ 1,037,889
Less:  Total stock-based employee compensation
   cost determined under the fair value based
   method, net of income taxes ...............      (122,716)       (66,877)
                                                 -----------    -----------

Pro forma net income .........................   $ 2,114,088    $   971,012
                                                 ===========    ===========

Earnings per share
Basic - as reported ..........................   $      1.83    $      0.86
Basic - pro forma ............................   $      1.70    $      0.79

Diluted - as reported.........................   $      1.47    $      0.86
Diluted - pro forma...........................   $      1.39    $      0.79

    ADOPTION OF NEW ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123, Accounting for Stock-Based Compensation (SFAS
        123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion

        No.25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date as well as for the unvested portion of awards existing as of the effective date.

        As of the required effective date, the Company will apply SFAS 123R using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS123 for pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

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
                                                          ==========   ==========

NOTE 7:  DEPOSITS

        Interest-bearing deposits in denominations of $100,000 or more were $29,550,419 on December 31, 2005, and $19,982,720 on December 31, 2004.
        At December 31, 2005, three customers accounted for approximately $25,740,000, or 16.5% of total deposits.

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

As of December 31, 2005, there were no options that were antidilutive. The number of options have been adjusted to reflect the 2005 5% stock dividend, in accordance with plan provisions. There have been no adjustments to the tables in this note related to the 2006 5% stock dividend.

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
                                                    ===========    ===========

NOTE 20: RESTATEMENT OF STOCKHOLDERS' EQUITY

A reclassification in stockholders' equity on the Consolidated Balance Sheet from retained earnings to common stock has been made to reflect the value of the 2005 stock dividend issued. These accounts have been properly reclassified on the Consolidated Balance Sheet and the Consolidated Statement of Stockholders' Equity as of December 31, 2005.Total stockholders' equity was not affected by the reclassification.

2005 BALANCE SHEET        AS PREVIOUSLY REPORTED  AS ADJUSTED   EFFECT OF CHANGE
                          ---------------------   -----------   ----------------
Common Stock                    $10,079,986       $10,728,966     $648,980
Retained Earnings               $ 2,568,905       $ 1,919,925    $(648,980)




NOTE 21: RESTATEMENT OF EARNINGS PER SHARE

        Basic and diluted earnings per share for the year ended 2004 did not properly reflect the 5% stock dividend declared in May of 2005 when the original 2005 Annual Report on Form 10-KSB was filed. Basic and diluted earnings per share for December 31, 2004 were reported as $0.95 and $0.95, and should have been $0.90 and $0.90 when the 2005 Annual Report on Form 10-KSB was filed. As mentioned below, earnings per share amounts on these financial statements have also been retroactively adjusted for stock dividends that were issued in June, 2006.


 NOTE 22: EARNINGS PER SHARE

        All references to common shares and earnings per share have been restated to reflect the stock dividend(s) issued in 2005 (and 2006). Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average common shares outstanding during each year. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. Convertible preferred stock was excluded for purposes of calculating diluted earnings per share in 2004 as it was determined that conversion had an anti-dilutive effect on earnings per share. The following table reconciles basic and diluted earnings per share for the years ending December 31, 2005 and 2004.

                                                   2005                                     2004
                                  ---------------------------------------- ----------------------------------------
                                              WEIGHTED-AVERAGE                         WEIGHTED-AVERAGE
                                                  SHARES      PER SHARE         INCOME      SHARES      PER SHARE
                                     INCOME                    AMOUNT                                   AMOUNT
                                  ---------------------------------------- ----------------------------------------

        BASIC EARNINGS  PER
          SHARE
           Net income             $  2,236,804                             $  1,037,889
           Less: Dividends on
             preferred stock          (519,871)                                (240,706)
                                    ----------                               ----------
           Net income available
             to common
             shareholders            1,716,933     936,847    $    1.83         797,183     929,431    $    0.86
                                                               ========                                 ========

        EFFECT OF DILUTIVE
          SECURITIES
           Preferred stock             519,871     568,890                            -          -
           Stock options                     -      10,849                            -        279
                                    ----------   ---------                   ----------   ---------

        DILUTED EARNINGS PER
          SHARE
           Net income available
             to common
             shareholders and
             assumed conversions  $  2,236,804   1,516,586    $    1.47    $    797,183     929,710   $     0.86
                                    ==========   =========     ========      ==========   =========     ========


NOTE 23: SUBSEQUENT EVENT
On May 17, 2006, the Board of Directors of the Company declared a second 5% stock dividend on each share of common stock of the Company outstanding, payable to the record holders of the common stock on May 31, 2006. The dividend was issued and payble June 30, 2006. A total of 45,132 shares of common stock were issued as a result of this common stock dividend. All references to earnings per share have been restated to reflect the stock dividend issued in 2006.
                                        61

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

23.1     Consent of  Crowe Chizek and Company LLC.

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





Date: September 5, 2006                                  By: /s/ Mary D. Cohron
                                                         -------------------
                                                                 Mary D. Cohron

                                           President and Chief Executive Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/Mary D. Cohron                                       September 5, 2006
       -----------------
          Mary D. Cohron
       President, Chief Executive Officer
       And Director