Form 10QSB/A
period 2005-06-30
CITIZENS FIRST CORP
filed 2006-09-08
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB/A
                                  AMENDMENT NO. 1

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

                                EXPLANATORY NOTE
This Amendment No. 1 on Form 10-QSB/A (the "Amended Report") is being filed by the Registrant to amend its Quarterly Report on Form 10-QSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission on August 15, 2005 (the "Initial Report"). The Amended Report is being filed to restate the Registrant's previously reported financial information for the period ended
June 30, 2005 to correct errors related to the 5% stock dividend issued by the Registrant in May 2005. A reclassification in stockholders' equity from retained earnings to common stock to reflect the value of the stock dividend issued was not recorded in the Initial Report. As a result, in the Registrant's Consolidated Balance Sheet as of June 30, 2005, included in the Initial Report, retained earnings was overstated by $649,000 and common stock was understated by $649,000. These accounts have been properly reclassified on the accompanying Consolidated Balance Sheets as of June 30, 2005 in the Amended Report. Total stockholders' equity was not affected by the reclassification.

In addition, all references to earnings per share have been restated to reflect the 5% stock dividend that was issued on June 30, 2006 to record holders of the common stock on May 31, 2006.

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      4-14

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                       15-22

PART II. OTHER INFORMATION

         ITEM 6. Exhibits                                                     23

         Signatures                                                           24

         Exhibits                                                             25

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           AS RESTATED
                                                                          (Unaudited)
                                                                         JUNE 30, 2005    DECEMBER 31, 2004
ASSETS
 Cash and due from banks .............................................   $   4,854,740    $   3,910,629
 Federal funds sold ..................................................            --            169,078
                                                                         -------------    -------------
     Cash and cash equivalents .......................................       4,854,740        4,079,707
Available for sale securities ........................................      12,656,827       12,888,985
Federal Home Loan Bank (FHLB) stock ..................................         599,100          582,800
Mortgage loans held for sale .........................................         492,175          649,500
Loans ................................................................     156,553,695      146,950,427
Less allowance for loan losses .......................................       1,890,776        1,720,565
                                                                         -------------    -------------
    Net loans ........................................................     154,662,919      145,229,862
 Premises and equipment, net .........................................       3,872,168        3,628,317
 Interest receivable .................................................         875,182          788,871
 Deferred income taxes ...............................................         318,729          549,292
 Goodwill ............................................................         936,416          936,416
 Other assets ........................................................         327,594          178,336
                                                                         -------------    -------------
    Total assets .....................................................   $ 179,595,850    $ 169,512,086
                                                                         =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits ...................................................   $  17,647,948    $  15,015,304
   Savings, NOW and money market deposits ............................      52,943,993       54,770,108
   Time deposits .....................................................      70,034,769       60,743,325
                                                                         -------------    -------------
     Total deposits ..................................................     140,626,710      130,528,737

 Federal funds purchased .............................................       1,273,557        2,500,000
 Securities sold under agreements to repurchase ......................       3,556,919        3,872,532
 Long-term debt ......................................................      14,000,000       13,000,000
 Income taxes payable ................................................            --            155,814
 Accrued interest and other liabilities ..............................       1,019,573        1,278,363
                                                                         -------------    -------------
    Total liabilities ................................................     160,476,759      151,335,446

 Stockholders' equity:
   Preferred stock cumulative;500 shares authorized;
   250 shares issued and outstanding; no par value,at
   June 30, 2005 and at December 31,2004..............................       7,659,340        7,659,340

   Common stock, no par value, authorized 2,000,000
     shares; issued and outstanding 893,643 and 887,719, .............      10,728,966        9,975,130
     shares, respectively at June 30, 2005 and December 31, 2004
   Retained earnings .................................................         900,427          851,972

   Accumulated other comprehensive income (loss) .....................        (169,642)        (309,802)
                                                                         -------------    -------------
     Total stockholders' equity ......................................      19,119,091       18,176,640
                                                                         -------------    -------------
     Total liabilities and stockholders' equity ......................   $ 179,595,850    $ 169,512,086
                                                                         =============    =============
 See accompanying notes to condensed consolidated financial statements.


CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE THREE MONTHS ENDED JUNE 30:

                                                                                      2005             2004
                                                                                      -----            ----
 INTEREST INCOME
   Loans, including fees                                                         $2,524,236       $1,940,982
   Available-for-sale securities                                                    118,996          126,158
   Federal funds sold                                                                 6,359            2,653
   Dividends on FHLB stock                                                            7,655            5,615
                                                                        ------------------------------------
   Total interest income                                                          2,657,246        2,075,408
 INTEREST EXPENSE
   Deposits                                                                         657,152          540,994
   Securities sold under agreements to repurchase                                     8,952            9,354
  Long-term debt                                                                     82,371           95,318
  Federal funds purchased                                                            11,299            4,199
                                                                        ------------------------------------
    Total interest expense                                                          759,774          649,865
                                                                        ------------------------------------
   NET INTEREST INCOME                                                           1,897,472         1,425,543
   Provision for loan losses                                                        85,000            45,000
                                                                        ------------------------------------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                      1,812,472        1,380,543
                                                                        ------------------------------------
 NON-INTEREST INCOME
   Service charges on deposit accounts                                              213,024          216,465
   Other service charges and fees                                                    44,866           39,989
   Mortgage banking income                                                           97,443          136,187
   Trust referral fees                                                                6,000            3,500
                                                                        ------------------------------------
   Total non-interest income                                                        361,333          396,141
 NON-INTEREST EXPENSES
   Salaries and employee benefits                                                   690,383          769,108
   Net occupancy expense                                                             92,773           94,994
   Furniture and equipment expense                                                   93,790          100,612
   Advertising                                                                       52,512           49,122
   Professional fees                                                                122,936          147,309
   Data processing services                                                         100,165           93,329
   FDIC and other insurance                                                          28,927           49,240
   Franchise shares and deposit tax                                                  51,150           42,600
   Business manager expense                                                           1,845           14,890
   Postage, printing and supplies                                                    26,820           23,651
   Telephone and other communication                                                 30,858           32,687
   Other                                                                            117,328           90,593
                                                                        ------------------------------------
   Total non-interest expenses                                                    1,409,487        1,508,135
                                                                        ------------------------------------
 INCOME BEFORE INCOME TAXES                                                         764,318          268,549
  Income tax expense                                                                260,300           85,800
                                                                        ------------------------------------
 NET INCOME                                                                         504,018          182,749
 PREFERRED DIVIDENDS                                                               (129,611)               -
                                                                        ------------------------------------
 NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                                      $374,407          182,749
                                                                        ====================================

 BASIC EARNINGS PER COMMON SHARE                                                      $0.40            $0.20
 DILUTED EARNINGS PER COMMON SHARE                                                    $0.33            $0.20

 See accompanying notes to condensed consolidated financial statements.

                                                    5

CITIZENS FIRST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE SIX MONTHS ENDED JUNE 30:

                                                                                      2005             2004
                                                                                      -----            ----

 INTEREST INCOME
   Loans, including fees                                                         $4,803,919       $3,855,602
   Available-for-sale securities                                                    238,859          267,653
   Federal funds sold                                                                13,584            3,940
   Dividends on FHLB stock                                                           13,655           10,544
                                                                        ------------------------------------
   Total interest income                                                          5,070,017        4,137,739
 INTEREST EXPENSE
   Deposits                                                                       1,238,835        1,092,721
   Securities sold under agreements to repurchase                                    16,894           19,539
  Long-term debt                                                                    148,261          210,699
  Federal funds purchased                                                            21,844           10,680
                                                                        ------------------------------------
   Total interest expense                                                         1,425,834        1,333,639
                                                                        ------------------------------------
     NET INTEREST INCOME                                                          3,644,183        2,804,100
   Provision for loan losses                                                       120,000           120,000
                                                                        ------------------------------------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                                      3,524,183        2,684,100
                                                                        ------------------------------------
 NON-INTEREST INCOME
   Service charges on deposit accounts                                              405,170          409,400
   Other service charges and fees                                                    83,989           68,337
   Mortgage banking income                                                          195,070          214,996
   Net realized (losses) on sale of available-for-sale securities                         -         (34,368)
   Trust referral fees                                                                9,000            6,500
                                                                        ------------------------------------
   Total non-interest income                                                        693,229          664,865
 NON-INTEREST EXPENSES
   Salaries and employee benefits                                                 1,360,859        1,531,541
   Net occupancy expense                                                            180,585          183,991
   Furniture and equipment expense                                                  188,429          213,169
   Advertising                                                                       90,544           91,764
   Professional fees                                                                217,591          204,969
   Data processing services                                                         190,343          183,961
   FDIC and other insurance                                                          59,658           99,314
   Franchise shares and deposit tax                                                 102,300           55,347
   Business manager expense                                                           5,981           28,409
   Postage, printing and supplies                                                    54,553           50,892
   Telephone and other communication                                                 61,836           65,173
   Other                                                                            256,699          160,478
                                                                        ------------------------------------
   Total non-interest expenses                                                    2,769,378        2,869,008
                                                                        ------------------------------------
 INCOME BEFORE INCOME TAXES                                                       1,448,034          479,957
  Income tax expense                                                                492,800          151,600
                                                                        ------------------------------------
 NET INCOME                                                                        955,234           328,357
 PREFERRED DIVIDENDS                                                              (257,798)                -
                                                                        -------------------------- ---------
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS                                      $697,436           328,357
                                                                        ====================================

 BASIC EARNINGS PER COMMON SHARE                                                      $0.75           $0.35
 DILUTED EARNINGS PER COMMON SHARE                                                    $0.63           $0.35

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

                                                7


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
See accompanying notes to condensed consolidated financial statements.
                                        8

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


All references to stock options, earnings per share and the amount of common stock issued and outstanding have been adjusted to reflect the 5% common stock dividend that was paid on May 30, 2005, to record holders of common stock on

April 29, 2005. In addition, all references to earnings per share have been restated to reflect the 5% stock dividend that was issued on June 30, 2006 to record holders of common stock on May 31, 2006.

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

                                                          Quarter Ended June 30
                                                         2005          2004
                                                    ---------------------------
Net income, as reported .........................      $   504,018  $    182,749
Less:  Total  stock-based  employee  compensation
cost determined under the
fair value based method, net of income taxes ....           50,861        17,691

Pro forma net income ............................      $   453,157    $  165,058

Earnings per share:
Basic - as reported .............................   $         0.40      $   0.20
Basic - pro forma ...............................   $         0.34      $   0.17
Diluted - as reported ...........................   $         0.33      $   0.20
Diluted - pro forma .............................   $         0.30      $   0.17

                                                       Six Months Ended June 30
                                                       2005                2004
                                                    ---------------------------
Net income, as reported .........................      $   955,234    $  328,357
Less:  Total  stock-based  employee  compensation
cost determined under the
fair value based method, net of income taxes ....           97,196        35,275

Pro forma net income ............................      $   858,038  $    293,082

Earnings per share:
Basic - as reported .............................   $         0.75      $   0.35
Basic - pro forma ...............................   $         0.64      $   0.32
Diluted - as reported ...........................   $         0.63      $   0.35
Diluted - pro forma .............................   $         0.57      $   0.32

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

As of December 31, 2005, there were no options that were antidilutive. The number of options have been adjusted to reflect the 2005 stock dividend, in accordance with plan provisions. There have been no adjustments to the tables in this note related to the 2006 5% stock dividend.

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

(6)  EARNINGS PER SHARE

All references to earnings per share have been restated to reflect the stock dividends issued in 2005 and 2006. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters and six months ending June 30, 2005 and 2004.


                                         QUARTER ENDED JUNE 30, 2005             QUARTER ENDED JUNE 30, 2004
                                     ------------------------------------- ----------------------------------------
                                                 WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
           BASIC EARNINGS PER SHARE
           Net income                $    504,018                          $    182,749
           Less: Dividends on
             preferred stock             (129,611)                                    -
                                       ----------                            ----------

           Net income available
            to common shareholders        374,407     938,325        0.40       182,749     929,961   $    0.20
                                                                 ========                               ========
        EFFECT OF DILUTIVE
          SECURITIES
           Convertible preferred                      568,890
           stock                          129,611                                    -           -
           Stock options                      -         2,990                        -           -
                                       ----------   ---------                 ----------  ---------

        DILUTED EARNINGS (LOSS)
          PER SHARE
           Net income available to
           common shareholders and
           assumed conversions
                                    $    504,018    1,510,205   $    0.33   $   182,749     929,961    $   0.20
                                       ==========   =========     ========    ==========    =======    ========



                                        SIX MONTHS ENDED JUNE 30, 2005         SIX MONTHS ENDED JUNE 30, 2004
                                     ------------------------------------- ----------------------------------------
                                               WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
        BASIC EARNINGS PER SHARE
           Net income                $    955,234                          $    328,357
           Less: Dividends on
           preferred stock               (257,799)                                    -
                                       ----------                            ----------

           Net income available
           to common shareholders         697,435    935,656    $    0.75       328,357     928,277    $    0.35
                                                                 ========                               ========
        EFFECT OF DILUTIVE
          SECURITIES
           Convertible preferred                     568,890
           stock                          257,799                                     -           -
           Stock options                        0      2,508                          -           -
                                       ----------  ---------                 ----------   ---------

        Diluted earnings (loss)
          per share
           Net income available to
           common shareholders and
           assumed conversions
                                     $    955,234  1,507,054   $    0.63     $  328,357     928,277    $    0.35
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

(9)RESTATEMENT OF STOCKHOLDERS' EQUITY
A reclassification in stockholders' equity on the Condensed Consolidated Balance Sheet from retained earnings to common stock has been made to reflect the value of the 2005 stock dividend issued. These accounts have been properly classified on the Condensed Consolidated Baalance Sheet as of June 30, 2005. Total stockholders' equity was not affected by the reclassification.

JUNE 30, 2005 BALANCE SHEET
                              AS PREVIOUSLY REPORTED   AS RESTATED    DIFFERENCE
Common Stock                    $10,079,986            $10,728,966   $ 648,980
Retained Earnings               $ 1,549,407                900,427   $(648,980)


(10) SUBSEQUENT EVENTS
Subsequent to quarter end, Citizens First Bank purchased, for $3,750,000, a 30,000 square foot building, located in Bowling Green, KY, to be used as a headquarters building. The Bank anticipates using approximately 15,000 square feet of the building, and leasing the remaining space. The Bank offices will primarily be occupied by senior management, commercial lenders, deposit operations, loan accounting, finance, and information systems personnel. The purchase price was funded through the acquisition of deposits generated by the Bank.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2005, the Company reported net income of $504,018, or $0.40 and $0.33 per basic and diluted common share, respectively, compared to net income of $182,749, or $.20 per basic and diluted common share, for the same period ended June 30, 2004.

For the six months ended June 30, 2005, the Company reported net income of $955,234, or $0.75 and $0.63 per basic and diluted common share, respectively, compared to net income of $328,357, or $0.35 per basic and diluted common share, for the same period ended June 30, 2004.

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

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of June 30, 2005, December 31, 2004, and June 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:



                                                  June 30,    December 31,    June 30,
                                                   2005          2004           2004
                                                  -----        -------        ------

Tier 1 risk based .......................          11.64%       11.80%        9.23%
     Regulatory minimum .................           4.00         4.00         4.00
     Well-capitalized minimum ...........           6.00         6.00         6.00
Total risk based ........................          12.88%       13.00%       10.48%
     Regulatory minimum .................           8.00         8.00         8.00
     Well-capitalized minimum ...........          10.00        10.00        10.00
Leverage ................................          10.11%       10.00%        7.69%
     Regulatory minimum .................           4.00         4.00         4.00
     Well-capitalized minimum ...........           5.00         5.00         5.00



The table below sets forth the Company's ratios as of June 30, 2005, December 31, 2004, and June 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                                 June 30,    December 31,    June 30,
                                                   2005         2004          2004
                                                  -----         ----          ----

Tier 1 risk based .......................           9.51%        9.43%        7.21%
     Regulatory minimum .................           4.00         4.00         4.00
     Well-capitalized minimum ...........           6.00         6.00         6.00
Total risk based ........................          13.21%       13.55%        8.46%
     Regulatory minimum .................           8.00         8.00         8.00
     Well-capitalized minimum ...........          10.00        10.00        10.00
Leverage ................................           8.29%        7.99%        6.01%
     Regulatory minimum .................           4.00         4.00         4.00
     Well-capitalized minimum ...........           5.00         5.00         5.00

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

PART II - OTHER INFORMATION


Item 6. Exhibits
The exhibits listed on the Exhibit Index of this Form 10-QSB/A are filed as a part of this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CITIZENS FIRST CORPORATION



Date:   September 5, 2006                                   /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                        (President and Chief Executive Officer
                                                   (Principal Executive Officer)

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

10.1 Real Estate Sales Contract Between Martin Land Development and Citizens First Bank.(Previously filed with original Form 10-QSB).

10.2 Lease Between Citizens First Bank and Martin Management Group, Inc. (Previously filed with original Form 10-QSB).
                                           25