Form 10QSB/A
period 2006-03-31
CITIZENS FIRST CORP
filed 2006-09-08
CIK 1073475

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                                EXPLANATORY NOTE
This amendment No. 1 on Form 10-QSB/A (the "Amended Report") is being filed by the Registrant to amend its quarterly report on Form 10-QSB for the period ended March 31, 2006 filed with the Securities and Exchange Commission on May 10 ,2006 (the "Initial Report"). The Amended Report is being filed to restate the Registrant's previously reported financial information for the period ended March 31, 2006 to correct errors related to the 5% stock dividend issued by the Registrant in May 2005. A reclassification in stockholders' equity from retained earnings to common stock to reflect the value of the stock dividend issued was not recorded in the Initial Report. As a result, in the Registrant's consolidated balance sheet as of March 31, 2006 and December 31, 2005, included in the Initial Report, retained earnings was overstated by $649,000 and common stock was understated by $649,000 for both periods. These accounts have been properly reclassified on the accompanying Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005 in the Amended Report. Total stockholders' equity was not affected by the reclassification.

In addition, all references to earnings per share have been restated to reflect the 5% stock dividend that was issued on June 30, 2006 to record holders of the common stock on May 31, 2006.

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS
                                                                        PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      4-12

         ITEM 2.  Management's Discussion and Analysis or Plan of
         Operation                                                         13-19

PART II. OTHER INFORMATION

         ITEM 6. Exhibits                                                     20

         Signatures                                                           21

         Exhibits                                                             22

PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                   AS RESTATED       AS RESTATED
                                                                 MARCH 31, 2006   DECEMBER 31, 2005
                                                                 --------------   -----------------
ASSETS
 Cash and due from banks ....................................   $   4,289,240    $   4,062,402
 Federal funds sold .........................................      14,794,000       11,681,000
                                                                -------------    -------------
    Cash and cash equivalents ...............................      19,083,240       15,743,402

Available-for-sale securities ...............................      12,581,992       12,057,724
Loans held for sale .........................................          71,900          621,085
Loans, net of allowance for loan losses of
$1,905,896 and $1,957,220 at March 31, 2006
and December 31, 2005, respectively .........................     160,009,513      155,611,776
 Premises and equipment .....................................       7,978,279        7,608,072
 Federal Home Loan Bank (FHLB) stock ........................         623,800          615,100
 Accrued interest receivable ................................       1,103,658        1,085,723
 Deferred income taxes ......................................         699,732          612,573
 Goodwill ...................................................       1,264,516        1,264,516
 Other assets ...............................................         391,284          281,573
                                                                -------------    -------------
    Total assets ............................................   $ 203,807,914    $ 195,501,544
                                                                =============    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Non interest bearing .....................................   $  16,639,237    $  15,060,574
   Savings, NOW and money market deposits ...................      53,850,383       55,612,009
   Time deposits ............................................      94,497,126       85,704,604
                                                                -------------    -------------
     Total deposits .........................................     164,986,746      156,377,187

 Securities sold under repurchase agreements ................       2,666,590        2,919,629
 FHLB advances ..............................................      14,448,336       14,500,000
 Income taxes payable .......................................         401,190          113,607
 Accrued interest and other liabilities .....................       1,002,213        1,632,758
                                                                -------------    -------------
    Total liabilities .......................................     183,505,075      175,543,181

 Stockholders' equity:
   6.5% cumulative preferred stock; no par value;
   500 shares; issued and outstanding 250 shares
   at March 31, 2006 and at and December 31, 2005,
   respectively .............................................       7,659,340        7,659,340
   Common stock, no par value; authorized 2,000,000
   shares; issued and outstanding 893,643 shares at

   March 31, 2006 and December 31, 2005, respectively .......      10,775,480       10,728,966
   Retained earnings ........................................       2,341,027        1,919,925


   Accumulated other comprehensive income (loss) ............        (473,008)        (349,868)
                                                                -------------    -------------
      Total stockholders' equity ............................      20,302,839       19,958,363
                                                                -------------    -------------
        Total liabilities
        and stockholders' equity ............................   $ 203,807,914    $ 195,501,544
                                                                =============    =============
 See accompanying notes to consolidated financial statements

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE THREE MONTHS ENDED MARCH 31:                  2006         2005
                                                      -----         ----

INTEREST INCOME
  Loans, including fees ........................   $2,987,649   $2,279,683
  Available-for-sale securities ................      121,388      119,863
  Federal funds sold ...........................      115,495        7,225
  Dividends on FHLB stock ......................        8,721        6,000
                                                   ----------   ----------
  Total interest and dividend income ...........    3,233,253    2,412,771
INTEREST EXPENSE
  Deposits .....................................    1,018,267      581,683
  Securities sold under agreements to repurchase        6,357        7,942
 FHLB advances .................................      122,310       65,890
 Federal funds purchased .......................           40       10,545
                                                   ----------   ----------
  Total interest expense .......................    1,146,974      666,060
                                                   ----------   ----------
  NET INTEREST INCOME ..........................    2,086,279    1,746,711
  Provision for loan losses ....................         --         35,000
                                                   ----------   ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ....................    2,086,279    1,711,711
                                                   ----------   ----------
NON-INTEREST INCOME
  Service charges on deposit accounts ..........      176,801      192,146
  Other service charges and fees ...............       20,340       34,434
  Title insurance premiums and closing costs ...       14,901       14,845
  Sale of mortgage loans .......................       54,470       82,782
  Lease income .................................       52,468        4,689
  Trust referral fees ..........................        1,000        3,000
                                                   ----------   ----------
 Total non-interest income .....................      319,980      331,896
NON-INTEREST EXPENSES
  Salaries and employee benefits ...............      885,865      670,476
  Net occupancy expense ........................      138,196       87,812
  Equipment expense ............................       98,947       94,639
  Advertising ..................................       53,665       38,032
  Professional fees ............................       59,097       94,855
  Data processing services .....................      106,226       90,178
  FDIC and other insurance .....................       16,245       30,731
  Franchise shares and deposit tax .............       56,175       51,150
  Postage and office supplies ..................       30,256       27,733
  Telephone and other communication ............       28,302       30,978
  Other ........................................      100,137      143,307
                                                   ----------   ----------
  Total non-interest expenses ..................    1,573,111    1,359,891
                                                   ----------   ----------
INCOME BEFORE INCOME TAXES .....................      833,148      683,716
 Provision for income tax ......................      283,859      232,500
                                                   ----------   ----------
  NET INCOME ...................................   $  549,289   $  451,216
  PREFERRED DIVIDENDS...........................   $  128,187   $  128,187
                                                   ----------   ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS.....   $  421,102   $  323,029
                                                   ==========   ==========

BASIC EARNINGS PER SHARE .......................   $     0.45   $     0.35
DILUTED EARNINGS PER SHARE .....................   $     0.36   $     0.29

 See accompanying notes to consolidated financial statements.
                                        5

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

                                        7

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

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the

Company's 2005 Annual Report on Form 10-KSB/A filed with the Securities and

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

                                                             Quarter Ended
                                                              March 31,2005
                                                        ---------------------
Net income, as reported                                      $    451,216
Less: Total stock-based  employee  compensation cost
determined under the fair value based method, net of
income taxes, not expensed during the quarter                      26,747


Pro forma net income                                         $    424,469

Earnings per share:
Basic - as reported                                                $ 0.35
Basic - pro forma                                                  $ 0.32
Diluted - as reported                                              $ 0.29
Diluted - pro forma                                                $ 0.27

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

                                                 9

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


                                         QUARTER ENDED MARCH 31, 2006           QUARTER ENDED MARCH 31, 2005
                                     ------------------------------------- ----------------------------------------
                                               WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
    BASIC EARNINGS PER SHARE
   Net income ..............       $   549,289                              $  451,216

   Less: Dividends on ......
     preferred stock .......          (128,187)                               (128,187)
                                    ----------                               ---------

   Net income available
    to common shareholders .           421,102       938,325   $  0.45         323,029       933,222      $  0.35
                                                               ========                                   =======

EFFECT OF DILUTIVE
  SECURITIES

   Convertible preferred ...
     stock .................           128,187       568,890                   128,187      568,890
   Stock options ...........               --         31,448                        --       46,393
                                    ----------    ----------                 ---------     --------


DILUTED EARNINGS (LOSS)
  PER SHARE
   Net income available to
     common shareholders and
     assumed conversions
                                   $   549,289     1,538,663    $  0.36     $  451,216    1,548,505        $ 0.29
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

(9)RESTATEMENT OF STOCKHOLDERS' EQUITY
A reclassification in stockholders' equity on the Condensed Consolidated Balance Sheet from retained earnings to common stock has been made to reflect the value of the 2005 stock dividend issued. These accounts have been properly classified on the Condensed Consolidated Baalance Sheet as of March 31, 2006 and
December 31, 2005. Total stockholders' equity was not affected by the reclassification.

MARCH 31, 2006 BALANCE SHEET
                              AS PREVIOUSLY REPORTED   AS RESTATED    DIFFERENCE
Common Stock                    $10,126,500            $10,775,480   $ 648,980
Retained Earnings               $ 2,990,007              2,341,027   $(648,980)

DECEMBER 31, 2005 BALANCE SHEET
                               AS PREVIOUSLY REPORTED   AS RESTATED   DIFFERENCE
Common Stock                      $10,079,986            $10,728,966  $ 648,980
Retained Earnings                 $ 2,568,905              1,919,925  $(648,980)


(10)SUBSEQUENT EVENT
On May 17, 2006, the Board of Directors of the Company declared a second 5% stock dividend on each share of common stock of the Company, payable to the record holders of the common stock on May 31, 2006. The dividend was issued and payable June 30, 2006. A total of 45,132 shares of common stock were issued as a result of this common stock dividend. All references to earnings per share have been restated to reflect the stock dividend issued in 2006.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2006, the Company reported net income of $549,289, or $0.45 and $0.36 per basic and diluted common share, respectively, compared to net income of $451,216, or $.35 and $0.29 per basic and diluted common share, respectively, for the same period ended March 31, 2005.

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

The Bank had non-performing loans totaling $284,274 at March 31, 2006, compared to $256,993 at December 31, 2005 and $612,365 at March 31, 2005. The
non-performing loan total at March 31, 2006 includes one loan in the amount of $177,944 that was added to non-performing loans in the third quarter of 2005. The loan is to an electrical contractor who has filed Chapter 7 Bankruptcy. The loan is 75% guaranteed by the Small Business Administration. Also included are four loans on non-accrual that total $58,438 and three loans totaling $47,891 that were greater than 90 days past due.

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

Other Borrowings. The Bank utilizes Federal Home Bank of Cincinnati (FHLB) advances for funding and liability management. Advances are secured borrowings with terms ranging from overnight to thirty years. Rates vary based on the term to repayment, and are summarized below as of March 31, 2006:

TYPE                        MATURITY              RATE        AMOUNT

Fixed ..............      May 26, 2006           3.90%   $ 2,000,000
Fixed ..............      June 9, 2006           2.03%     4,000,000
Fixed ..............      May 2, 2007            4.19%     3,000,000
Fixed ..............      October 27, 2008       4.83%       500,000
Variable ...........      January 31,2007          --      2,000,000
Variable ...........      January 31,2007          --      1,000,000
Fixed ..............      January 31,2007        5.02%     1,000,000
Fixed ..............      February 01,2009       5.07%       948,336
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

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of March 31, 2006, December 31, 2005, and March 31, 2005, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:


                                             March 31,  December 31,   March 31,
                                               2006         2005           2005
                                               -----         ----          ----

Tier 1 risk based .......................      11.61%       11.87%       11.95%
     Regulatory minimum .................       4.00         4.00         4.00
     Well-capitalized minimum ...........       6.00         6.00         6.00
Total risk based ........................      12.75%       13.09%       13.18%
     Regulatory minimum .................       8.00         8.00         8.00
     Well-capitalized minimum ...........      10.00        10.00        10.00
Leverage ................................       9.96%       10.06%       10.14%
     Regulatory minimum .................       4.00         4.00         4.00
     Well-capitalized minimum ...........       5.00         5.00         5.00

The table below sets forth the Company's ratios as of March 31, 2006, December 31, 2005, and March 31, 2005, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                          March 31,  December 31,  March 31,
                                            2006         2005         2005
                                           -----          ----        ----

Tier 1 risk based .......................   9.75%        9.91%        9.59%
     Regulatory minimum .................   4.00         4.00         4.00
     Well-capitalized minimum ...........   6.00         6.00         6.00
Total risk based ........................  12.85%       13.27%       13.70%
     Regulatory minimum .................   8.00         8.00         8.00
     Well-capitalized minimum ...........  10.00        10.00        10.00
Leverage ................................   8.36%        8.40%        8.14%
     Regulatory minimum .................   4.00         4.00         4.00
     Well-capitalized minimum ...........   5.00         5.00         5.00


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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements, which are based on assumptions and estimates and describe the Company's future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "will," "believe," "estimate," "expect," "intend," "seek," or similar expressions. These forward-looking statements may address, among other things, the Company's business plans, objectives or goals for future operations, our forecasted revenues, earnings, assets or other measures of performance. These forward-looking statements are subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements made or incorporated by reference in this report include, but are not limited to:

- the strength of the United States economy in general and the strength of the Bowling Green economy in particular;
- changes in interest rates, yield curves and interest rate spread relationships;
- deposit flows, cost of funds, and cost of deposit insurance on premiums;
- changes in the quality or composition of the Company's loan or investment portfolios, including adverse developments in borrower industries or in the repayment ability of individual borrowers or issuers;
- increased competition or market concentration;
- changes in tax or accounting principles;and
- new state or federal legislation, regulations or the initiation or outcome of litigation.

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