Form 10QSB/A
period 2005-09-30
CITIZENS FIRST CORP
filed 2006-09-11
CIK 1073475

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   Form 10-QSB/A
                                   AMENDMENT NO.2


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

                                EXPLANATORY NOTE
This amendment No. 2 on Form 10-QSB/A (the "Amended Report") is being filed by the Registrant to amend its quarterly report on Form 10-QSB for the period ended September 30, 2005 filed with the Securities and Exchange Commission on
November 14, 2005 (the "Initial Report")and amended on November 17, 2005
(the "Amendment No. 1 Report"). The Amended Report is being filed to restate the Registrant's previously reported financial information for the period ended September 30, 2005 to correct errors related to the 5% stock dividend issued by the Registrant in May 2005. A reclassification in stockholders equity from retained earnings to common stock to reflect the value of the stock dividend issued was not recorded in the Initial Report. As a result, in the Registrant's consolidated balance sheet as of September 30, 2005, included in the Initial Report and Amendment No. 1 report both, retained earnings was overstated by $649,000 and common stock was understated by $649,000. These accounts have been properly reclassified on the accompanying Consolidated Balance Sheets as of September 30, 2005 in the Amended Report. Total stockholders' equity was not affected by the reclassification.

In addition, all references to earnings per share have been restated to reflect the 5% stock dividend that was issued on June 30, 2006 to record holders of the common stock on May 31, 2006.

                           CITIZENS FIRST CORPORATION
                               TABLE OF CONTENTS
                                                                       PAGE NO.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements                                      3-14

         ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                15-22

PART II. OTHER INFORMATION

         ITEM 6. Exhibits                                                     23

         Signatures                                                           24

         Exhibits                                                             25


PART 1. FINANCIAL STATEMENTS
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                                AS RESTATED
                                                                                  (Unaudited)
                                                                           SEPTEMBER 30, 2005          DECEMBER 31, 2004
                                                                           ------------------          -----------------
ASSETS
 Cash and due from banks                                                           $8,035,993                 $3,910,629
 Federal funds sold                                                                         -                    169,078
                                                                               --------------                -----------

     Cash and cash equivalents                                                      8,035,993                  4,079,707
Available for sale securities                                                      12,308,326                 12,888,985
Federal Home Loan Bank (FHLB) stock                                                   606,400                    582,800
Mortgage loans held for sale                                                        1,046,811                    649,500
Loans                                                                             158,689,160                146,950,427
Less allowance for loan losses                                                      1,949,704                  1,720,565
                                                                               --------------                -----------
    Net loans                                                                     156,739,456                145,229,862
 Premises and equipment, net                                                        7,605,132                  3,628,317
 Interest receivable                                                                1,047,324                    788,871
 Deferred income taxes                                                                589,873                    549,292
 Goodwill                                                                             936,416                    936,416
 Other assets                                                                         224,286                    178,336
                                                                               --------------                -----------
    Total assets                                                                 $189,140,017               $169,512,086
                                                                               ==============               ============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 Deposits:
   Demand deposits                                                                $15,326,475                $15,015,304
   Savings, NOW and money market deposits                                          49,073,269                 54,770,108
   Time deposits                                                                   81,933,150                 60,743,325
                                                                               --------------               ------------
     Total deposits                                                               146,332,894                130,528,737

 Federal funds purchased                                                            2,598,000                  2,500,000
 Securities sold under agreements to repurchase                                     2,649,642                  3,872,532
 Long-term debt                                                                    17,000,000                 13,000,000
 Income taxes payable                                                                 281,676                    155,814
 Accrued interest and other liabilities                                               893,970                  1,278,363
                                                                               --------------               ------------

    Total liabilities                                                             169,756,183                151,335,446

 Stockholders' equity:
   Preferred stock cumulative;500 shares authorized;
   250 shares issued and outstanding; no par value,
   at September 30, 2005 and at December 31, 2004                                   7,659,340                  7,659,340

   Common stock, no par value, authorized 5,000,000
   shares; issued and outstanding 893,643 and 887,719,
   shares, respectively at September 30, 2005
   and December 31, 2004                                                           10,728,966                  9,975,130
   Retained earnings                                                                1,301,332                    851,972

   Accumulated other comprehensive income (loss)                                     (305,804)                  (309,802)
                                                                               --------------               ------------
   Total stockholders' equity                                                      19,383,834                 18,176,640
                                                                               --------------               ------------

    Total liabilities
     and stockholders' equity                                                    $189,140,017               $169,512,086
                                                                               ==============               ============
 See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE THREE MONTHS ENDED SEPTEMBER 30:


                                                                                      2005             2004
                                                                                      -----            ----

 Interest income
   Loans, including fees                                                         $2,766,312       $2,044,843
   Available-for-sale securities                                                    117,454          123,356
   Federal funds sold                                                                 4,342            7,244
   Dividends on FHLB stock                                                            7,362            5,989
                                                                                ------------     -----------
   Total interest income                                                          2,895,470        2,181,432
 Interest expense
   Deposits                                                                         766,251          513,785
   Securities sold under agreements to repurchase                                     7,533            9,236
  Long-term debt                                                                    100,979           76,365
  Federal funds purchased                                                            20,788            1,957
                                                                                ------------     -----------
    Total interest expense                                                          895,551          601,343
                                                                                ------------     -----------
   Net interest income                                                            1,999,919        1,580,089
   Provision for loan losses                                                         95,000           40,000
                                                                                ------------     -----------
 Net interest income after
   provision for loan losses                                                      1,904,919        1,540,089
                                                                                ------------     -----------
 Non-interest income
   Service charges on deposit accounts                                              210,470          213,918
   Other service charges and fees                                                    24,960           26,010
   Mortgage banking income                                                          122,479          136,902
   Lease income                                                                      36,862                -
   Trust referral fees                                                                5,500            3,000
   Other income                                                                       8,298            6,785
                                                                                ------------     -----------
   Total non-interest income                                                        408,569          386,615
 Non-interest expenses
   Salaries and employee benefits                                                   750,573          752,534
   Net occupancy expense                                                            109,821           89,370
   Furniture and equipment expense                                                   92,792          106,643
   Advertising                                                                       65,554           56,955
   Professional fees                                                                 62,040           56,681
   Legal fees                                                                       121,450          107,354
   Data processing services                                                         111,914           88,885
   FDIC and other insurance                                                          17,943           26,961
   Franchise shares and deposit tax                                                  51,150           42,600
   Business manager expense                                                           1,493            9,074
   Postage, printing and supplies                                                    30,237           22,175
   Telephone and other communication                                                 33,197           26,567
   Other                                                                             59,184           93,567
                                                                                -----------      -----------
   Total non-interest expenses                                                    1,507,348        1,479,366
                                                                                -----------      -----------
 Income before income taxes                                                         806,140          447,338
  Income tax expense                                                                274,200          146,750
                                                                                -----------      -----------
 Net income                                                                         531,940          300,588
 Preferred dividends                                                               (131,036)        (109,671)
                                                                                -----------      -----------
 Net income available for common shareholders                                      $400,904         $190,917
                                                                                ===========      ===========

 Basic earnings per common share                                                      $0.43         $0.21
 Diluted earnings per common share                                                    $0.35         $0.21

 See accompanying notes to consolidated financial statements.


CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)
 FOR THE NINE MONTHS ENDED SEPTEMBER 30:

                                                                                      2005              2004
                                                                                      -----             ----

 Interest income
   Loans, including fees                                                         $7,570,231        $5,900,445
   Available-for-sale securities                                                    356,313           391,009
   Federal funds sold                                                                17,926            11,184
   Dividends on FHLB stock                                                           21,017            16,533
                                                                                ------------       ----------
   Total interest income                                                          7,965,487         6,319,171
 Interest expense
   Deposits                                                                       2,005,086         1,606,506
   Securities sold under agreements to repurchase                                    24,427            28,775
  Long-term debt                                                                    249,240           287,064
  Federal funds purchased                                                            42,632            12,637
                                                                                -----------        ----------
  Total interest expense                                                          2,321,385         1,934,982
                                                                                -----------        ----------
   Net interest income                                                            5,644,102         4,384,189
   Provision for loan losses                                                        215,000           160,000
                                                                                -----------        ----------
 Net interest income after
   provision for loan losses                                                      5,429,102         4,224,189
                                                                                -----------        ----------
 Non-interest income
   Service charges on deposit accounts                                              615,640           623,318
   Other service charges and fees                                                    80,681            76,897
   Mortgage banking income                                                          317,549           351,898
   Net realized (losses) on sale of available-for-sale securities                         -           (34,368)
   Lease income                                                                      47,288               890
   Trust referral fees                                                               14,500             9,500
   Other income                                                                      26,140            23,345
                                                                                -----------         ---------
   Total non-interest income                                                      1,101,798         1,051,480
 Non-interest expenses
   Salaries and employee benefits                                                 2,111,432         2,284,075
   Net occupancy expense                                                            290,406           273,361
   Furniture and equipment expense                                                  281,221           319,812
   Advertising                                                                      185,545           148,719
   Professional fees                                                                168,078           155,830
   Legal fees                                                                       250,128           213,174
   Data processing services                                                         302,257           272,846
   FDIC and other insurance                                                          77,601           126,275
   Franchise shares and deposit tax                                                 153,450            97,947
   Business manager expense                                                           7,474            37,483
   Postage, printing and supplies                                                    84,790            73,067
   Telephone and other communication                                                 95,033            91,739
   Other                                                                            269,312           254,016
                                                                                -----------         ---------
   Total non-interest expenses                                                    4,276,726         4,348,374
                                                                                -----------         ---------
 Income before income taxes                                                       2,254,174           927,295
  Income tax expense                                                                767,000           298,350
                                                                                -----------         ---------
 Net income                                                                       1,487,174           628,945
 Preferred dividends                                                               (388,835)         (109,671)
                                                                                ------------        ---------
  Net income available for common shareholders                                   $1,098,339          $519,274
                                                                                ============        =========

 Basic earnings per common share                                                      $1.17           $0.56
 Diluted earnings per common share                                                    $0.98           $0.56

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

STOCK OPTION PLANS
All references to stock options, earnings per share and the amount of common stock issued and outstanding have been adjusted to reflect the 5% common stock dividend that was paid on May 30, 2005, to record holders of common stock on

April 29, 2005. In addition all reference to earnings per share have been restated to reflect the 5% stock dividend that was issued in June 30, 2006 to record holders of the common stock on May 31, 2006.

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

                                                 QUARTER ENDED SEPTEMBER 30
                                                   2005                2004
                                              ----------------------------------
Net income, as reported                        $   531,940        $    300,588
Less:  Total  stock-based  employee
compensation  cost determined under the
fair value based method, net of income taxes        26,367               7,564

Pro forma net income                           $   505,573        $    293,024

Earnings per share:
Basic - as reported                                 $ 0.43              $ 0.21
Basic - pro forma                                   $ 0.40              $ 0.21
Diluted - as reported                               $ 0.35              $ 0.21
Diluted - pro forma                                 $ 0.33              $ 0.21

                                                  Nine Months Ended September 30
                                                      2005                2004
                                             -----------------------------------
Net income, as reported                        $   1,487,174      $     628,945
Less:  Total  stock-based  employee
compensation  cost determined under the
fair value based method, net of income taxes          96,017             42,839

Pro Forma net income                           $   1,391,157       $    586,106

Earnings per share:
Basic - as reported                                   $ 1.17             $ 0.56
Basic - pro forma                                     $ 1.07             $ 0.54
Diluted - as reported                                 $ 0.98             $ 0.56
Diluted - pro forma                                   $ 0.92             $ 0.54

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

                                       QUARTER ENDED SEPTEMBER 30, 2005       QUARTER ENDED SEPTEMBER 30, 2004
                                     ------------------------------------- ----------------------------------------
                                               WEIGHTED-AVERAGE                       WEIGHTED-AVERAGE
                                                    SHARES     PER SHARE                   SHARES      PER SHARE
                                        INCOME                  AMOUNT        INCOME                    AMOUNT
                                     ------------------------------------- ----------------------------------------
   BASIC EARNINGS PER SHARE
Net income ....................   $   531,940                              $ 300,588
      Less: Dividends on
        preferred stock .......      (131,036)                              (109,671)
                                  -----------                              ----------

      Net income available
       to common shareholders .       400,904        938,325   $  0.43       190,917      930,573   $  0.21
                                                                =======                              ======

   EFFECT OF DILUTIVE
     SECURITIES
      Convertible preferred ...
        stock .................       131,036        568,890                      --         --
      Stock options ...........          --           10,794                      --         --
                                     --------    -----------               -----------   -------



   DILUTED EARNINGS (LOSS)
     PER SHARE
      Net income available to
        common shareholders and
        assumed conversions
                                  $   531,940      1,518,009    $ 0.35     $ 190,917      930,573    $ 0.21
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
                                   INCOME                       AMOUNT     INCOME              AMOUNT
                                 -----------------------------------------------------------------------------------

   BASIC EARNINGS PER SHARE
   Net income ..............   $ 1,487,174                               $ 628,945
   Less: Dividends on
     preferred stock .......      (388,835)                               (109,671)
                               -----------                                ---------

   Net income available
    to common shareholders .     1,098,339        936,556    $   1.17      519,274   929,366   $   0.56
                                                             ========                          ========

EFFECT OF DILUTIVE
  SECURITIES
   Convertible preferred ...
     stock .................      388,835        568,890                    --            --
   Stock options ...........            0          5,352                    --            --
                                  -------      ---------                 ---------   -------



DILUTED EARNINGS (LOSS)
  PER SHARE
   Net income available to
     common shareholders and
     assumed conversions
                               $ 1,487,174     1,510,798    $   0.98  $   519,274   929,366  $    0.56
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

(10)RESTATEMENT OF STOCKHOLDERS' EQUITY
A reclassification in stockholders' equity on the Condensed Consolidated Balance Sheet from retained earnings to common stock has been made to reflect the value of the 2005 stock dividend issued. These accounts have been properly classified on the Condensed Consolidated Balance Sheet as of September 30, 2005. Total stockholders' equity was not affected by the reclassification.

SEPTEMBER 30, 2005 BALANCE SHEET
                            AS PREVIOUSLY REPORTED   AS RESTATED    DIFFERENCE
Common Stock                       $10,079,986       $10,728,966    $ 648,980
Retained Earnings                  $ 1,950,312         1,301,332    $(648,980)

(11) SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Citizens First Corporation ("the Company") was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green,Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the"BHCA"), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the "Bank"). On February 17, 1999 the Company completed the initial public offering of the sale of 536,667 shares of its no par value common stock. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Bowling Green/Warren County market and in the Franklin/Simpson County market. As of September 30, 2005, the Company and Bank employed sixty-five employees (fifty-eight full-time equivalent employees).

The Bank commenced operations as a newly chartered commercial bank in February 1999 at 1805 Campbell Lane, Bowling Green, Kentucky. The Bank opened a branch office at 901 Lehman Avenue, Bowling Green, Kentucky in March 1999. In January 2003 the Bank acquired Commonwealth Mortgage and Southern Kentucky Land Title, Inc. located at 1301 U.S.Highway 31-W Bypass in Bowling Green, Kentucky. The Bank opened branch offices at 2451 Fitzgerald-Industrial Drive, Bowling Green, Kentucky and at 1200 South Main Street, Franklin, Kentucky in February 2003. During the third quarter, the Bank purchased a 30,000 square foot office building, located at 1065 Ashley Street in Bowling Green, Kentucky for $3,750,000. The Bank has received permission from the appropriate regulatory authorities to move its headquarters to this facility, and also to open a retail branch in the building. Approximately 15,000 square feet of the first floor of this building is leased. The bank offices will primarily be occupied by senior management, commercial lenders, deposit operations, loan accounting, finance, and information systems personnel. The purchase price was funded through the acquisition of deposits generated by the bank.

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

The Bowling Green economy is diversified, with financial and other service industries representing the largest industry segment. The local unemployment rate of approximately 5.2% is in line with the national unemployment rate of approximately the same rate. The Company's competition in the local market consists mainly of regional and national financial institutions. In the Bank's primary service area, there are 14 commercial banks, of which 4 are considered to have their headquarters in the Bank's service area. In addition, there are various credit unions, mortgage companies, and other commercial banks that have loan production offices in the area. The Bank encounters strong competition from these financial institutions, for deposits, loans, and other financial services, as well as from insurance companies, brokerage firms and other financial institutions, some of which are not subject to the same degree of regulation and restrictions as the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank has to offer and certain services, such as international banking services, which the Bank is not providing.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2005, the Company reported net income of $531,940, or $0.43 and $0.35 per basic and diluted common share, respectively, compared to net income of $300,588, or $.21 per basic and diluted common share, for the same period ended September 30, 2004.

For the nine months ended September 30, 2005, the Company reported net income of $1,487,174, or $1.17 and $0.98 per basic and diluted common share, respectively, compared to net income of $628,945, or $0.56 per basic and diluted common share, for the same period ended September 30, 2004.

NET INTEREST INCOME

Net interest income was $1,999,919 in the third quarter of 2005, compared with $1,580,089 in the comparable period in 2004. Third quarter 2005 interest income of $2,895,470, an increase of $714,038 or 32.7% over the same period total of $2,181,432 in 2004, includes $2,766,312 income on loans, $117,454 income on securities, and $11,704 income on federal funds sold and other interest-bearing accounts. Interest income of $2,181,432 during the second quarter of 2004 included $2,044,843 of income on loans, $123,356 income on investment securities, and $13,233 income on federal funds sold and other interest-bearing accounts. Interest expense of $895,551 for the third quarter of 2005, up $294,208 or 48.9% from the same period in 2004, consists of interest on deposits of $766,251, and on other borrowings of $129,300. Third quarter 2004 interest expense of $601,343 consisted of interest on deposits of $513,785, and interest on other borrowings of $87,558. An increase in yields on interest earning assets, coupled with an increase in the amount of interest earning assets, contributed to the increase in net interest income in the third quarter of 2005, compared to the same quarter of 2004. Income from available-for-sale securities is down from the third quarter of 2004 primarily because of a decrease in average securities for the period. The increase in yields on interest earning assets during the third quarter of 2005, compared to the same period of 2004, is primarily attributable to the increase by 200 basis points of short-term interest rates since late June 2004. The Bank is asset sensitive, meaning assets reprice faster to changes in short-term rates than do liabilities. In a rising short-term rate environment, such as occurred during the third quarter of 2005, more of the Bank's interest earning assets, primarily loans, reprice up faster than do the liabilities, specifically certificates of deposit, which provide the funding for the assets. The increase in interest expense in the third quarter of 2005, compared to the same period of 2004, was due to both the increased average cost of deposits during 2005, after short term rates have increased by 200 basis points since the current rate trend started in mid 2004, and the increased average amount of interest bearing deposits compared to the third quarter of 2004 and the increase in long-term debt in 2005.

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

PROVISION FOR LOAN LOSSES

     The provision for loan losses expense for the quarter ended date September 30, 2005, was $95,000, an increase of $45,000 over the total of $40,000 for the same quarter of 2004. As shown in the table in Footnote 3, the Company had net recoveries of loans charged off totaling $14,139 for the third quarter of 2005, compared to net charge-offs totaling $366,970 for the same quarter of 2004, a positive variance of $381,109. The increase in the provision expense for the third quarter of 2005, compared to the same quarter of 2004, was due to the overall increase in loans, requiring an allocation for loan losses for the unallocated reserve. See a discussion of asset quality included in the Asset Quality section of the Balance Sheet Review.

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

FDIC insurance decreased $60,931 from the third quarter of 2004 to the third quarter of 2005 due to lower rates charged on the Bank's deposits by the FDIC Insurance Fund. Franchise shares and deposit tax was up $55,503 compared to 2004, primarily due to an reduction of an overaccrual from prior periods which was corrected in 2004. Legal fees increased $36,954 as a result of the legal fees incurred on the debt recovery case mentioned above. Advertising increased $36,826 as the Bank increased its print and media advertising due to increased competition. Data processing services increased $29,411 from increased levels of business and the increased number of accounts now being processed as compared to one year ago.

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


BALANCE SHEET REVIEW

OVERVIEW

Total assets at date September 30, 2005 were $189,140,017, up from $169,512,086 at December 31, 2004 and up from $166,596,083 a year ago. Average total assets for the third quarter of 2005 were $183,554,135, up $17,179,190 from the third quarter of 2004 average of $166,374,945.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance for loan losses was $1,949,704 at September 30, 2005, an increase of $229,139, or 13.3% over the December 31, 2004 level of $1,720,565. The allowance represents 1.23% of period-end loans, compared to 1.17% of period-end loans at December 31, 2004. The allowance as a percentage of period-end loans increased at September 30, 2005, compared to December 31, 2004, because of the increase in the unallocated portion of the loan portfolio, which is maintained to recognize the imprecision in estimating and measuring losses. The level of the allowance is based on management's and the Bank Board of Directors Loan Committee's ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis and by the full Board of Directors on a quarterly basis. Management's review and evaluation of the allowance for loan losses is based on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Historical loss rates are applied to other loans not subject to reserve allocations. An unallocated reserve is maintained to recognize the imprecision in estimating and measuring losses when evaluating reserves for individual loans or pools of loans. These historical loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition, including the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company's internal credit examiners. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. Recognized losses are charged against the allowance and subsequent recoveries are added to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is reviewed internally by personnel independent of the loan department. In addition, the allowance is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

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

CAPITAL RESOURCES AND LIQUIDITY

The Board of Governors of the Federal Reserve System has adopted risk based capital and leverage ratio requirements for banks and bank holding companies. The table below sets forth the Bank's capital ratios as of September 30, 2005, December 31, 2004, and September 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                                   September 30,  December 31,  September 30,
                                                        2005       2004            2004
                                                       -----       ----           -----


         Tier 1 risk based ....................        11.43%     11.80%         12.17%
              Regulatory minimum ..............         4.00       4.00           4.00
              Well-capitalized minimum ........         6.00       6.00           6.00
         Total risk based .....................        12.64%     13.00%         13.41%
              Regulatory minimum ..............         8.00       8.00           8.00
              Well-capitalized minimum ........        10.00      10.00          10.00
         Leverage .............................        10.03%     10.00%         10.10%
              Regulatory minimum ..............         4.00       4.00           4.00
              Well-capitalized minimum ........         5.00       5.00           5.00


The table below sets forth the Company's ratios as of September 30, 2005, December 31, 2004, and September 30, 2004, the regulatory minimum capital ratios, and the regulatory minimum capital ratios for well-capitalized companies:

                                                   September 30,  December 31,  September 30,
                                                        2005       2004            2004
                                                       -----       ----           -----


         Tier 1 risk based ....................         9.43%      9.43%         12.88%
              Regulatory minimum ..............         4.00       4.00           4.00
              Well-capitalized minimum ........         6.00       6.00           6.00
         Total risk based .....................        12.92%     13.55%         14.12%
              Regulatory minimum ..............         8.00       8.00           8.00
              Well-capitalized minimum ........        10.00      10.00          10.00
         Leverage .............................         8.27%      7.99%         10.62%
              Regulatory minimum ..............         4.00       4.00           4.00
              Well-capitalized minimum ........         5.00       5.00           5.00


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


                           CITIZENS FIRST CORPORATION



Date:    September 8, 2006                           /s/ Mary D. Cohron
                                                     ------------------
                                                         Mary D. Cohron
                                           President and Chief Executive Officer
                                                  (Principal Executive Officer)

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
                                          25