Form 10QSB/A
period 2006-06-30
CITIZENS FIRST CORP
filed 2006-11-14
CIK 1073475

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

This Amendment No. 1 on Form 10-QSB/A (the"Amended Report") is being filed by the Registrant to amend its Quartertly Report on Form 10-QSB for the period ended June 30, 2006 filed with the Securities and Exchange Commission on August 14, 2006 (the "Initial Report"). The Amended Report is being filed to correct the Registrant's loan balance on the Consolidated Balance Sheet for the period ended December 31, 2005 from $153,655, as reported to $155,612.
The Amended Report is also being filed to correct the amount of Origination of Mortgage Loans Held for Sale reflected on the Registrant's Consolidated Statements of Cash Flows included in the Initial Report for the periods ending June 30, 2006 and June 20, 2005. Origination of Mortgage Loans Held for Sale for the period ending June 30, 2006 should be $(11,502) and should be $(10,632) for the peiod ending June 30, 2005. Other changes have also been made to be consistent with the Company's other filings.

                           CITIZENS FIRST CORPORATION

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS.........................................4

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...14

ITEM 3            CONTROLS AND PROCEDURES.....................................25



PART II

ITEM   4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........26

ITEM   6          EXHIBITS....................................................27

SIGNATURES....................................................................28

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CITIZENS FIRST CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In Thousands)

                                                                  (Unaudited)
                                                                 JUNE 30, 2006   DECEMBER 31, 2005
                                                                 -------------   -----------------
ASSETS
Cash and due from banks .........................................   $   4,315    $   4,062
Federal funds sold ..............................................      11,810       11,681
                                                                    ---------    ---------
     Cash and cash equivalents ..................................      16,125       15,743
Available-for-sale securities ...................................      12,690       12,058
Loans held for sale .............................................       2,436          621
Loans, net of allowance of $1,881 and $1,957

 at June 30, 2006 and December 31, 2005, respectively ...........     158,603      155,612


Premises and equipment ..........................................       8,610        7,608
Federal Home Loan Bank (FHLB) stock .............................         663          615
Accrued interest receivable .....................................       1,225        1,086
Deferred income taxes ...........................................         686          613
Goodwill ........................................................       1,327        1,264
Other assets ....................................................         490          282
                                                                    ---------    ---------
    Total assets ................................................   $ 202,855    $ 195,502
                                                                    =========    =========


 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
   Non-interest bearing .........................................   $  15,866    $  15,060
   Savings, NOW and money market ................................      49,257       55,612
   Time .........................................................      96,869       85,705
                                                                    ---------    ---------
     Total deposits .............................................     161,992      156,377

 Securities sold under repurchase agreements ....................       3,711        2,920
 FHLB advances ..................................................      15,396       14,500
 Income taxes payable ...........................................        --            114
 Accrued interest and other liabilities .........................       1,116        1,633
                                                                    ---------    ---------
    Total liabilities ...........................................     182,215      175,544

 Shareholders' equity:
   6.5% cumulative preferred stock, no par value; authorized ....       7,659        7,659
   500 shares; issued and outstanding 250 shares at June 30, 2006 and at December 31, 2005, respectively
   Common stock, no par value; authorized 5,000,000
    shares; issued and outstanding 943,463 shares at June 30, ...      11,875       10,729
   2006, and 893,643 shares at December 31, 2005,
   Retained earnings ............................................       1,775        1,920
   Accumulated other comprehensive income (loss) ................        (669)        (350)
                                                                    ---------    ---------
    Total shareholders' equity ..................................      20,640       19,958
                                                                    ---------    ---------
         Total liabilities and shareholders'equity ..............   $ 202,855    $ 195,502
                                                                    =========    =========
 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 (Dollars In Thousands)
 FOR THE THREE MONTHS ENDED JUNE 30:
                                                     2006      2005
                                                     ----      ----

 INTEREST INCOME
   Loans, including fees ........................   $3,219   $2,524
   Available-for-sale securities ................      128      119
   Federal funds sold ...........................      123        6
   Dividends on FHLB stock ......................        9        8
                                                    ------   ------
   Total interest and dividend income ...........    3,479    2,657
 INTEREST EXPENSE
   Deposits .....................................    1,135      657
   Securities sold under agreements to repurchase       20        9
  FHLB advances .................................      130       82
  Federal funds purchased .......................     --         11
                                                    ------   ------
   Total interest expense .......................    1,285      759
                                                    ------   ------
    NET INTEREST INCOME .........................    2,194    1,898
   Provision for loan losses ....................     --         85
                                                    ------   ------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ....................    2,194    1,812
 NON-INTEREST INCOME
   Service charges on deposit accounts ..........      189      213
   Other service charges and fees ...............       32       40
   Title insurance premiums and closing costs ...       14       15
   Sale of mortgage loans .......................       86       82
   Lease income .................................       53        5
   Trust referral fees ..........................        7        6
                                                    ------   ------
Total non-interest income .......................      381      361
 NON-INTEREST EXPENSES
   Salaries and employee benefits ...............      889      690
   Net occupancy expense ........................      171       93
   Equipment expense ............................      123       94
   Advertising ..................................      115       52
   Professional fees ............................       92      123
   Data processing services .....................      102      100
   FDIC and other insurance .....................       36       29
   Franchise shares and deposit tax .............       60       51
   Postage and office supplies ..................       36       27
   Telephone and other communication ............       42       31
   Other ........................................      134      119
                                                    ------   ------
      Total non-interest expenses ...............    1,800    1,409
                                                    ------   ------
  INCOME BEFORE INCOME TAXES ....................      775      765
  Provision for income tax ......................      297      260
                                                    ------   ------
  NET INCOME ....................................   $  478   $  505

  Dividends declared and paid on preferred stock.     (130)    (130)
                                                    ------   ------
  Net income available to common shareholders....   $  348   $  375
                                                    ======   ======

 BASIC EARNINGS PER SHARE .......................   $ 0.37   $ 0.40
 DILUTED EARNINGS PER SHARE .....................   $ 0.31   $ 0.33

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
 ( Dollars In Thousands)
 FOR THE SIX MONTHS ENDED JUNE 30:

                                                                 2006       2005
                                                                -----      ----

INTEREST INCOME
  Loans, including fees ..................................     $6,207     $4,804
  Available-for-sale securities ..........................        249        239
  Federal funds sold .....................................        238         13
  Dividends on FHLB stock ................................         18         14
                                                               ------     ------
  Total interest and dividend income .....................      6,712      5,070
INTEREST EXPENSE
  Deposits ...............................................      2,153      1,239
  Securities sold under agreements to repurchase .........         27         17
 FHLB advances ...........................................        252        148
 Federal funds purchased .................................       --           22
                                                               ------     ------
  Total interest expense .................................      2,432      1,426
                                                               ------     ------
NET INTEREST INCOME ......................................      4,280      3,644
  Provision for loan losses ..............................       --          120
                                                               ------     ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ..............................      4,280      3,524
                                                               ------     ------
NON-INTEREST INCOME
  Service charges on deposit accounts ....................        365        405
  Other service charges and fees .........................         52         74
  Title insurance premiums and closings costs ............         30         30
  Sale of mortgage loans .................................        141        165
  Lease income ...........................................        105         10
  Trust referral fees ....................................          8          9
                                                               ------     ------
  Total non-interest income ..............................        701        693
NON-INTEREST EXPENSES
  Salaries and employee benefits .........................      1,775      1,361
  Net occupancy expense ..................................        309        181
  Equipment expense ......................................        222        188
  Advertising ............................................        169        111
  Professional fees ......................................        151        220
  Data processing services ...............................        208        217
  FDIC and other insurance ...............................         52         60
  Franchise shares and deposit tax .......................        116        102
  Postage and office supplies ............................         66         54
  Telephone and other communication ......................         71         62
  Other ..................................................        234        213
                                                               ------     ------
  Total non-interest expenses ............................      3,373      2,769
                                                               ------     ------
INCOME BEFORE INCOME TAXES ...............................      1,608      1,448
Provision for income tax .................................        581        493
                                                               ------     ------
NET INCOME ...............................................     $1,027     $  955

Dividends declared and paid on preferred stock............       (258)      (258)
                                                               ------      ------
  Net income available to common shareholders.............     $  769     $  697
                                                               ======     ======

BASIC EARNINGS PER SHARE .................................     $ 0.82     $ 0.74
DILUTED EARNINGS PER SHARE ...............................     $ 0.67     $ 0.63

See accompanying notes to consolidated financial statements.

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
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

CITIZENS FIRST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars In Thousands)



 FOR THE SIX MONTHS ENDED JUNE 30:                                       2006         2005
                                                                         ----         ----
 OPERATING ACTIVITIES:
 Net  income ......................................................   $  1,027    $    955
 Items not requiring (providing) cash:
   Depreciation and amortization ..................................        245         165
   Stock-based compensation expense ...............................        150        --
   Provision for loan losses ......................................       --           120
   Amortization of premiums and discounts on securities ...........          5           7
   Deferred income taxes ..........................................       --           105
   Sale of mortgage loans held for sale ...........................      9,829      10,954

   Origination of mortgage loans for sale .........................    (11,502)    (10,632)

   Gains on sales of loans ........................................       (141)       (165)
   Losses (gains) on sale of other real estate owned ..............       --             7
   FHLB stock dividends received ..................................        (18)        (13)
Changes in:
   Interest receivable ............................................       (139)        (86)
   Income taxes receivable(payable) ...............................        (73)         45
   Other assets ...................................................       (349)         53
   Interest payable and other liabilities .........................       (220)       (278)
                                                                      --------    --------
           Net cash from operating  activities ....................     (1,186)      1,237
INVESTING ACTIVITIES:
 Net increase in loans ............................................     (2,851)     (9,818)
 Purchases of premises and equipment ..............................     (1,246)       (409)
 Purchase of available-for-sale securities ........................     (1,356)         --
 Proceeds from maturities of available-for-sale securities ........        234         437
 Proceeds from sale of other real estate ..........................       --           265
 Payment related to purchase of Commonwealth Mortgage .............       (309)       (252)
 Purchase of FHLB stock ...........................................        (30)         (3)
                                                                      --------    --------
           Net cash from investing activities .....................     (5,558)     (9,780)
FINANCING ACTIVITIES:
 Net increase (decrease) in demand deposits, money market, NOW, and     (5,549)        807
savings accounts
 Net increase in time deposits ....................................     11,164       9,291
 Proceeds from FHLB advances ......................................     12,000       1,000
 Repayment of FHLB advances .......................................    (11,104)       --
 Net increase (decrease) in repurchase agreements .................        791      (1,542)
 Issuance of common stock .........................................         82          21
 Dividends paid on preferred stock ................................       (258)       (259)
                                                                      --------    --------
 Net cash from financing activities ...............................      7,126       9,318
                                                                      --------    --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................        382         775
 Cash and cash equivalents, Beginning of year .....................     15,743       4,080
                                                                      --------    --------
 CASH AND CASH EQUIVALENTS, END OF YEAR ...........................   $ 16,125    $  4,855
                                                                      ========    ========
 Supplemental Cash Flows  Information:
 Interest paid ....................................................   $  2,393    $  1,496
 Income taxes paid ................................................   $    585    $    616
 Loans transferred to other real estate ...........................   $    140    $    265
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

(2) STOCK OPTION PLANS

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

Dollars in Thousands, except per share data
                                                   EFFECT OF SFAS
                                    AS REPORTED       123R           PRO FORMA
                                   THREE MONTHS    THREE MONTHS    THREE MONTHS
                                  ENDED JUNE 30   ENDED JUNE 30    ENDED JUNE 30
                                        2006            2006           2006
                                    --------------------------------------------
                                    --------------------------------------------
Net income before income taxes      $   775            $104         $ 879
Provision for income tax                297              15           312
                                  ---------           ------       -------
Net income                          $   478            $ 89         $ 567
                                    =======            ====         ======
Earnings per share:
Basic                                $ 0.37          $ 0.09         $ 0.46
Diluted                              $ 0.31          $ 0.06         $ 0.37
                                                10

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

(3)  EARNINGS PER SHARE
All references to common shares and earnings per share have been restated to reflect the stock dividends of 5% payable on May 30, 2005 and June 30, 2006, respectively. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2006 and 2005.

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
                               ===========    ===========    ==========      ========   ==========       =======

(4) COMMON STOCK DIVIDEND
On April 20, 2005, the Board of Directors of the Company declared a 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the record holders of the common stock on April 29, 2005. The dividend was issued and payable May 30, 2005 in the form of 0.05 share of common stock for each one share of common stock outstanding on the record date. Any fractional share of common stock which a shareholder would be entitled to receive was rounded up to a whole share of common stock. A total of 42,584 shares of common stock were issued as a result of the common stock dividend. On May 17, 2006, the Board of Directors of the Company declared a second 5% stock dividend on each share of common stock of the Corporation outstanding, payable to the recordholders of the common stock on May 31, 2006. The dividend was issued and payable June 30, 2006. A total of 45,132 shares of common stock were issued as a result of this common stock dividend.


(5)  PENDING BUSINESS ACQUISITION- KENTUCKY BANKING CENTERS, INC.

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

   Kentucky Banking Centers, Inc. has three offices, located in Glasgow, Horse Cave, and Munfordville, Kentucky. As of June 30, 2006, Kentucky Banking Centers had total assets of $126.7 million, total loans (net of unearned income) of $83.9 million, total deposits of $115.2 million, and shareholders' equity of $9.2 million. The operating results of Kentucky Banking Centers are not included herein.
                                        13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis is included to provide the shareholders with an expanded narrative of the Company's results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the Company's consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

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

For the quarter ended June 30, 2006, net interest income was $2.2 million, an increase of $296 thousand over net interest income of $1.9 million in 2005. The increase in 2006 resulted primarily from the increase in interest rates, as well as the growth in volume of loans and deposits. For the six months ended June 30, 2006, net interest income was $4.3 million on a tax-equivalent basis, an increase of $645 thousand over net interest income of $3.6 million in 2005.

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

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
(Dollars In Thousands)

SIX MONTHS ENDED JUNE 30,                                  2006                           2005
                                              AVERAGE    INCOME/    AVERAGE   AVERAGE   INCOME/     AVERAGE
                                              BALANCE    EXPENSE     RATE     BALANCE   EXPENSE      RATE
Earning assets:
   Federal funds sold ....................   $ 10,202   $    238      4.70%  $  1,017   $     14      2.74%
   Available-for-sale securities .........     12,690        258      4.10%    12,707        239      3.79%
   Federal Home Loan Bank stock ..........        634         18      5.73%       587         13      4.81%
   Loans, net (1) ........................    160,272      6,207      7.81%   149,357      4,804      6.49%
                                              -------   --------              -------  --------
      Total earning assets ...............    183,797      6,721      7.37%   163,668      5,070      6.25%
 Non-earning assets ......................     14,551                          10,082
                                             --------                         -------
TOTAL ASSETS .............................   $198,348                        $173,750
                                             ========                        =========

Interest-bearing Liabilities:
   Interest-bearing transaction accounts .   $ 48,688   $    294      1.22%  $ 50,332   $    251      1.01%
   Savings accounts ......................      3,098         18      1.17%     3,143         11      0.71%
   Time deposits .........................     92,164      1,841      4.03%    67,851        977      2.90%
                                              -------   --------             --------      -----
       Total interest-bearing deposits ...    143,950      2,153      3.01%   121,326      1,239      2.06%
   Federal funds purchased ...............          3       --          --      1,474         22      3.01%
   Securities sold under repurchase
      agreements .........................      3,416         27      1.59%     3,928         17      0.87%
   FHLB borrowings .......................     13,342        252      3.81%    13,066        148      2.28%
                                              -------    -------             --------      -----
      Total interest-bearing liabilities .    160,710      2,432      3.05%   139,794      1,426      2.06%
   Non-interest bearing deposits .........     15,822                          14,169
   Other liabilities .....................      1,321                           1,053
                                              -------                        --------
Total liabilities ........................    177,854                         155,016
Shareholders' equity .....................     20,494                          18,734
                                             --------                        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $198,348                        $173,750
                                             ========                        ========
Net interest income ......................              $  4,289                         $ 3,644
Net interest spread                                                   4.32%                           4.19%
Net interest margin (2)                                               4.71%                           4.49%

Return on average assets                                              1.04%                           1.11%
Return on average equity                                             10.11%                          10.28%
Equity to assets ratio                                               10.33%                          10.78%
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

(DOLLARS IN THOUSANDS)


                                                             SIX MONTHS ENDED
                                                          JUNE 30, 2006 vs. 2005
                                                          VARIANCE ATTRIBUTED TO
                                                        RATE      VOLUME      NET
Interest-earning assets: (tax-equivalent basis)
   Federal funds sold .............................   $    98   $   126    $   224
   Available-for-sale-securities ..................        19        --         19
   FHLB stock .....................................         4         1          5
   Loans, net .....................................     1,052       351      1,403
                                                      -------   -------    -------
    Total net change in income on earning assets ..     1,173       478      1,651

Interest-bearing liabilities:
   Interest-bearing transaction accounts ..........        51        (8)        43
   Savings accounts ...............................         7      --            7
   Time deposits ..................................       514       350        864
   Federal funds purchased ........................      --         (22)       (22)
   Securities sold under
   repurchase agreements ..........................        12        (2)        10
   FHLB borrowings ................................       101         3        104
                                                      -------   -------    -------
    Total net change in expense on interest-bearing
     liabilities ..................................       685       321      1,006
                                                      -------   -------    -------


Net Change in net interest income ..................   $  488   $   157    $   645
                                                      =======   =======    =======

PROVISION FOR LOAN LOSSES

No provision for loan losses was deemed necessary in 2006 resulting in a decrease of $85 thousand and $120 thousand respectively in the quarterly and year-to-date comparisons. The decision not to record a provision expense is attributed to continued improvement in the credit quality of the Company's loan portfolio, including a decline in classified loans, and stable loan growth. Non-performing loans totaled $687 thousand at June 30, 2006 compared to $769 thousand at June 30, 2005. Non-performing loans to total loans ratio was 0.43% and 0.49% at June 30, 2006 and 2005, respectively. Management continues to evaluate the risks within the loan portfolio and emphasize collection efforts.


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

For the six months ended June 30, 2006 and 2005, respectively, non-interest expense was $3.4 million and $2.8 million, an increase of $604 thousand, or 21.8%. An increase in salary and employee benefit expense of $414 thousand, due primarily to an increase in full time equivalent employees and employee stock option expense, was the largest variance comparing the first half of 2006 to 2005. Occupancy expenses increased $128 thousand, or 70.7% due to the purchase of the corporate headquarters in the third quarter of 2005 which was placed into service in March of 2006.

The increases (decreases) in expense by major categories are as follows for the six months ended June 30, 2006 as compared to June 30, 2005:

(In Thousands)                                                      INCREASE
                                   JUNE 30, 2006   JUNE 30, 2005   (DECREASE)
                                   -------------  -------------    ----------
Salaries and employee benefits ..   $1,775        $1,361            $414
Net occupancy expense ...........      309           181             128
Equipment expense ...............      222           188              34
Advertising .....................      169           111              58
Professional fees ...............      151           220             (69)
Data processing services ........      208           217              (9)
FDIC and other insurance ........       52            60              (8)
Franchise shares and deposit tax       116           102              14
Postage and office supplies .....       66            54              12
Telephone and other communication       71            62               9
Other operating expenses ........      234           213              21
                                    ------        ------           ------
                                    $3,373        $2,769           $ 604
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

(Dollars in Thousands)


                                                   JUNE 30, 2006    DECEMBER 31, 2005     JUNE 30, 2005
                                                   -------------    -----------------     -------------

Non-performing loans ............................   $     687       $     257           $     769
Non-performing assets ...........................         856             257                 769
Allowance for loan losses .......................       1,881           1,957               1,891

Non-performing assets to total loans ............       0.53%            0.16%              0.49%

Non-performing assets to total assets ...........       0.42%            0.13%              0.43%
Net charge-offs to average total loans ..........       0.05%           (0.28)%            (0.03)%

Allowance for loan losses to non-performing loans     273.80%           761.48%            245.87%

Allowance for loan losses to total loans ........       1.17%            1.24%              1.21%

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


SUMMARY OF LOAN LOSS EXPERIENCE
(Dollars In Thousands)

                                                   JUNE 30, 2006   JUNE 30, 2005
                                                   -------------   -------------

Balance, beginning of year ........................   $ 1,957       $ 1,721
Provision for loan losses .........................      --             120
Amounts charged off: ..............................
   Commercial .....................................       (73)           (4)
   Commercial real estate .........................      --              --
   Residential real estate ........................       (28)          (62)
   Consumer .......................................       (13)          (13)
                                                       -------       -------
      Total loans charged off: ....................      (114)          (79)
Recoveries of amounts previously charged off:
   Commercial .....................................        37           119
   Commercial real estate .........................      --             --
   Residential real estate ........................      --              10
   Consumer .......................................         1           --
                                                       -------      -------
      Total recoveries ............................        38           129
Net (charge-offs) recoveries ......................       (76)           50
                                                       -------      -------
Balance at end of period ..........................   $ 1,881       $ 1,891
                                                      =======       =======

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. This allocation is not intended to suggest how actual losses may occur.

ALLOCATION OF ALLOWANCE FOR LOAN LOSS
(Dollars In Thousands)


                                           JUNE 30, 2006          DECEMBER 31, 2005
                                                   % ALLOWANCE               % ALLOWANCE
                                                     TO TOTAL                 TO TOTAL
                                         AMOUNT        LOANS        AMOUNT     LOANS
                                         ------        -----        ------     -----
Residential real estate                  $  554        0.35%       $  582      0.37%
Consumer and other loans                    162        0.10%          164      0.10%
Commercial                                  518        0.32%          548      0.35%
Commercial real estate                      613        0.38%          624      0.40%
Unallocated                                  34        0.02%           39      0.02%
                                          -----        -----       -------    -----

Total allowance for loan losses         $ 1,881        1.17%      $ 1,957      1.24%
                                        =======        =====      =======      =====

The Company believes that the reserve of $1.9 million was adequate, to absorb probable incurred credit losses associated with the loan portfolio at June 30, 2006. Although the Company believes it uses the best information available to make allowance provisions, future adjustments, which could be material, may be necessary if the assumptions used to determine the allowance, differ from future loan performance.

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

ITEM 3. CONTROLS AND PROCEDURES
The Registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Registrant's disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this annual report has been made known to them in a timely fashion.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any signigicant deficiencies or material weaknesses in the controls which required corrective action.

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


                           CITIZENS FIRST CORPORATION


Date:    November 14, 2006                                  /s/ Mary D. Cohron
                                                            ------------------
                                                                Mary D. Cohron
                                           President and Chief Executive Officer
                                                 (Principal Executive Officer)



         November 14, 2006                                      /s/ Steve Marcum
                                                             -----------------
                                                                  Steve Marcum
                            Executive Vice-President and Chief Financial Officer
                                (Principal Financial and Accounting Officer)