Form 10QSB
period 2006-09-30
CITIZENS FIRST CORP
filed 2006-11-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File Number 333-67435

CITIZENS FIRST CORPORATION
(Exact name of small business issuer as specified in its charter)

KENTUCKY	61-0912615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 Ashley Street
Bowling Green, Kentucky	42103
(Address of principal executive offices)	(Zip Code)

(270) 393-0700
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 14, 2006
Common Stock, no par value per share	1,978,463 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Consolidated Balance Sheets
(In Thousands)	(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$4,377	$4,062
Federal funds sold	7,566	11,681
Cash and cash equivalents	11,943	15,743
Available for sale securities	13,568	12,058
Loans held for sale	958	621
Loans, net of allowance of $1,931 and $1,957 at September 30, 2006 and December 31, 2005, respectively	159,656	155,612
Premises and equipment	8,967	7,608
Federal Home Loan Bank (FHLB) stock	673	615
Accrued interest receivable	1,326	1,086
Deferred income taxes	231	613
Goodwill	1,327	1,264
Other assets	538	282
Total assets	$199,187	$195,502

Liabilities and Shareholders' Equity
Deposits:
Non-interest bearing	$15,314	$15,060
Savings, NOW and money market	53,157	55,612
Time	93,154	85,705
Total deposits	161,625	156,377

Securities sold under repurchase agreements	4,489	2,920
FHLB advances	10,317	14,500
Other borrowings	250	-
Income taxes payable	-	114
Accrued interest and other liabilities	1,020	1,633
Total liabilities	177,701	175,544

Shareholders' equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at September 30, 2006 and at December 31, 2005, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 943,463 shares at September 30, 2006 and 893,643 shares at December 31, 2005	11,936	10,729
Retained earnings	2,222	1,920
Accumulated other comprehensive income (loss)	(331)	(350)
Total shareholders' equity	21,486	19,958
Total liabilities and shareholders' equity	$199,187	$195,502
See accompanying notes to consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Operations (Unaudited)	For the three months ended September 30		For the nine months ended September 30
(Dollars In Thousands)
	2006	2005	2006	2005
Interest income
Loans, including fees	$3,298	$2,766	$9,505	$7,570
Available for sale securities	142	118	391	356
Federal funds sold	150	4	388	18
Dividends on FHLB stock	10	7	28	21
Total interest and dividend income	3,600	2,895	10,312	7,965
Interest expense
Deposits	1,238	766	3,391	2,005
Securities sold under agreements to repurchase	29	7	56	24
FHLB advances	136	101	388	249
Federal funds purchased	-	21	-	43
Total interest expense	1,403	895	3,835	2,321
Net interest income	2,197	2,000	6,477	5,644
Provision for loan losses	60	95	60	215
Net interest income after provision for loan losses	2,137	1,905	6,417	5,429
Non-interest income
Service charges on deposit accounts	220	210	585	616
Other service charges and fees	38	34	92	107
Title insurance premiums and closing fees	17	22	46	52
Sale of mortgage loans	117	100	257	265
Lease income	61	37	166	47
Gain on sale of fixed assets	49	-	49	-
Trust referral fees	4	6	12	15
Total non-interest income	506	409	1,207	1,102
Non-interest expenses
Salaries and employee benefits	966	751	2,741	2,112
Net occupancy expense	176	110	486	290
Equipment expense	129	93	350	281
Advertising	73	66	242	186
Professional fees	92	183	257	418
Data processing services	106	112	302	302
Other	270	193	807	688
Total non-interest expenses	1,812	1,507	5,185	4,277
Income before income taxes	831	806	2,439	2,254
Provision for income tax	253	274	834	767
Net income	$578	$532	$ 1,605	$ 1,487
Preferred dividends	131	131	389	389
Net income available for common shareholders	$ 447	$ 401	$ 1,216	$ 1,098
Basic earnings per common share	$0.47	$0.43	$1.29	$1.17
Diluted earnings per common share	$0.38	$0.35	$1.05	$0.98

See accompanying notes to consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Changes in Shareholders' Equity (Unaudited) (Dollars In Thousands)

For the nine months ended September 30:	2006	2005

Balance January 1	$19,958	$18,177
Net income	1,605	1,487
Issuance of common stock	82	105
Stock-based compensation	211	-
Payment of preferred dividends, $1,555.34 per share for 2006 and 2005	(389)	(389)
Other comprehensive income (loss), net of tax	19	4
Balance at end of period	$21,486	$19,384

See accompanying notes to consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Unaudited) (Dollars In Thousands)

For the nine months ended September 30:	2006	2005

Net income	$ 1,605	$ 1,487
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	19	4

Comprehensive income	$ 1,624	$ 1,491

For the three months ended September 30:	2006	2005

Net income	$ 578	$ 532
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	338	(136)

Comprehensive income	$ 916	$ 396

See accompanying notes to consolidated financial statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited) (Dollars In Thousands)
For the nine months ended September 30:	2006	2005
Operating activities:
Net income	$1,605	$ 1,487
Items not requiring (providing) cash:
Depreciation and amortization	396	284
Stock-based compensation expense	211	-
Provision for loan losses	60	215
Amortization of premiums and discounts on securities	4	10
Gain on sale of premises and equipment	(49)	-
Deferred income taxes	382	(40)
Sale of mortgage loans held for sale	18,391	19,239
Origination of mortgage loans for sale	(18,470)	(19,371)
Gains on sales of loans	(257)	(265)
Losses (gains) on sale of other real estate owned	8	7
FHLB stock dividends received	(28)	(21)
Changes in:
Interest receivable	(240)	(258)
Other assets	(446)	13
Interest payable and other liabilities	(491)	(260)
Net cash from operating activities	1,076	1,040
Investing activities:
Net increase in loans	(3,965)	(11,990)
Purchases of premises and equipment	(1,990)	(4,244)
Proceeds from sale of premises and equipment	285	-
Purchase of available-for-sale securities	(1,935)	-
Proceeds from maturities of available-for-sale securities	449	577
Proceeds from sale of other real estate	42	265
Payment related to purchase of Commonwealth Mortgage	(309)	-
Purchase of FHLB stock	(30)	(3)
Net cash from investing activities	(7,453)	(15,395)
Financing activities:
Net increase (decrease) in demand deposits, money market, NOW, and savings accounts	(2,201)	(5,386)
Net increase in time deposits	7,449	21,190
Net increase in other borrowings	250	-
Proceeds from FHLB advances	12,000	4,000
Repayment of FHLB advances	(16,183)	-
Net increase (decrease) in federal funds purchased and repurchase agreements	1,569	(1,125)
Issuance of common stock	82	21
Dividends paid on preferred stock	(389)	(389)
Net cash from financing activities	2,577	18,311
Increase (Decrease) in cash and cash equivalents	(3,800)	3,956
Cash and cash equivalents, Beginning of year	15,743	4,080
Cash and cash equivalents, End of year	$11,943	$ 8,036
Supplemental Cash Flows Information:
Interest paid	$3,749	$2,213
Income taxes paid	$ 745	$ 926
Loans transferred to other real estate	$ 140	$ 265

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accounting and reporting policies of Citizens First Corporation (the “Company”) and its subsidiary, Citizens First Bank, Inc. (the “Bank”), conform to accounting principles generally accepted in the United States of America and general practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

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

(2) Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

In September 2006, the United States Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” . SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.

SAB 108 identifies two approaches that have been widely used by public companies for quantifying the effects of financial statement misstatements: the “rollover” and “iron curtain” approaches. With the rollover approach, companies quantify the impact of misstatements based on the amount of the error originating in the current year income statement, thus ignoring the carryover effect of prior year misstatements. This approach can lead to the accumulation of misstatements on the balance sheet. The iron curtain approach focuses on the effect of correcting the period-end balance sheet, regardless of the misstatement’s year of origination. The Company currently uses the rollover method for quantifying identified financial statement misstatements.

In SAB 108 the SEC staff establishes a dual approach that requires quantification of financial statement errors based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. The dual approach requires quantification of misstatements under both the rollover and iron curtain methods. Companies adopting the dual approach are permitted to record a one-time cumulative effect adjustment to the carrying values of assets and liabilities with an offsetting adjustment recorded to retained earnings as of the beginning of the fiscal year of adoption to correct errors existing in prior years that previously had been considered immaterial based on appropriate use of their previous approach. The Company is in the process of evaluating the impact, if any, of the adoption of this SAB on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement provides clarification of the definition of fair value, methods used to measure fair value, and additional disclosures about fair value measurements. This Standard is applicable in circumstances in which other Standards require or permit assets or liabilities to be measured at fair value. Therefore, this Standard does not require any new fair value measurements. This Standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the impact, if any, of the adoption of this Statement on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the funded status of defined benefit postretirement plans as an asset or a liability on its balance sheet. The funded status is measured as the difference between plan assets at fair value and the benefit obligation. The Company has no unfunded postretirement benefit plans that are subject to the provisions of SFAS No. 158.

(3) Stock Option Plans

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 132,300 shares of Company common stock have been reserved for issuance under the plan. Options expire after ten years, and vest ratably over a three year period.

In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective subject to the approval of the Company’s shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes. 44,100 shares of common stock have been reserved for issuance under the plan. Options granted expire after ten years, and are immediately vested.

The Company accounts for these plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006. In 2005 and previous years, these plans were measured under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to 2006, no stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS 123R for the quarter ended September 30, 2005 and for the nine months ended September 30, 2005.

Dollars In Thousands, except per share data	Three Months	Nine months
	Ended September 30	Ended September 30
	2005	2005
Net income, as reported	$ 532	$ 1,487
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes, not expensed during the quarter	26	96

Pro forma net income	$ 506	$ 1,391

Earnings per share:
Basic - as reported	$ 0.43	$ 1.17
Basic - pro forma	$ 0.40	$ 1.07
Diluted - as reported	$ 0.35	$ 0.98
Diluted - pro forma	$ 0.33	$ 0.92

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005
Dividend yields	0%	0%
Volatility factors of expected market price of common stock	21.39%	22.46%
Risk-free interest rates	4.58%	3.77%
Expected life of options	7 Years	6 Years
Weighted-average fair value of options granted during the year	$ 6.74	$ 4.50

•	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease compensation expense.

•	The volatility was estimated using historical volatility for periods approximating the expected option life.

•
The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the quarter ended September 30, 2006, compensation expense recorded was $61 thousand, and for the nine months ended September 30, 2006 was $211 thousand. As of September 30, 2006, unrecognized compensation expense associated with stock options was $382 thousand which is expected to be recognized over a weighted average period of 3 years. The following table reflects the effects of applying the provisions of this statement:

Dollars in Thousands, except per share data	As Reported	Effect of SFAS 123R	Pro Forma
	Three Months	Three Months	Three Months
	Ended September 30,	Ended September 30,	Ended September 30,
	2006	2006	2006
Net income before income taxes	$ 831	$ 61	$ 892
Provision for income tax	253	-	253
Net income	$ 578	$ 61	$ 639

Earnings per share:
Basic	$ 0.47	$ 0.07	$ 0.54
Diluted	$ 0.38	$ 0.04	$ 0.42

Dollars in Thousands, except per share data	As Reported	Effect of SFAS 123R	Pro Forma
	Nine Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,
	2006	2006	2006
Net income before income taxes	$ 2,439	$ 211	$ 2,650
Provision for income tax	834	15	849
Net income	$ 1,605	$ 196	$ 1,801

Earnings per share:
Basic	$ 1.29	$ 0.21	$ 1.50
Diluted	$ 1.05	$ 0.13	$ 1.18

A summary of the status of the plans at September 30, 2006 and 2005, and changes during the periods then ended is presented below:
	2006		2005
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	100,383	$13.64	53,582	$12.85
Granted	48,300	$18.97	50,715	$13.76
Exercised	—	—	(1,654)	$12.67
Forfeited	(486)	$15.72	(12,624)	$13.22
Expired	—	—	—	—
Outstanding, end of period	148,197	$15.37	90,019	$13.31
Options exercisable, end of period	57,787	$13.97	26,570	$13.15

The weighted average remaining term for outstanding stock options was 8.48 years at September 30, 2006. The aggregate intrinsic value at September 30, 2006 was $693 thousand for stock options outstanding and $352 thousand for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Options outstanding at September 30, 2006 were as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$12.15	4,410	7.67 years	$12.15	4,410	$12.15
$12.16-$12.93	39,359	7.33 years	$12.93	27,709	$12.93
$12.94 - $13.65	39,910	8.33 years	$13.65	13,303	$13.65
$13.66 - $14.47	6,064	8.58 years	$14.47	6,064	$14.47
$14.48 - $16.51	10,364	9.17 years	$16.51	-
$16.52 - $18.82	41,790	9.42 years	$18.82	-
$18.83	6,300	9.67 years	$20.00	6,300	$20.00

(4) Earnings Per Share

All references to common shares and earnings per share have been restated to reflect the stock dividends of 5% payable on May 30, 2005 and June 30, 2006, respectively. There are no anti-dilutive stock options. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters ending September 30, 2006 and 2005.

Dollars in Thousands, except per share data

	Quarter ended September 30, 2006			Quarter ended September 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 578			$ 532
Less: Dividends on preferred stock	(131)			(131)

Net income available to common shareholders	447	943,463	$0.47	401	938,325	$0.43

Effect of dilutive securities
Convertible preferred stock	131	568,890		131	568,890
Stock options	-	22,882		-	10,794

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$578	1,535,235	$ 0.38	$ 532	1,518,009	$0.35

Dollars in Thousands, except per share data

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,605			$1,487
Less: Dividends on preferred stock	(389)			(389)

Net income available to common shareholders	1,216	940,621	$1.29	1,098	936,556	$1.17

Effect of dilutive securities
Convertible preferred stock	389	568,890		389	568,890
Stock options	-	23,891		-	5,352

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$1,605	1,533,402	$ 1.05	$1,487	1,510,798	$0.98

(5) Pending Business Acquisition- Kentucky Banking Centers, Inc.

On June 1, 2006, the Company entered into a definitive stock purchase agreement with Farmers Capital Bank Corporation (“Farmers”) and Kentucky Banking Centers, Inc. (“KBC”) to purchase 100% of the outstanding stock of KBC. KBC is a wholly-owned subsidiary of Farmers of Frankfort, Kentucky. According to the terms of the purchase agreement, the Company will pay Farmers $20.0 million in cash for the shares of KBC. The transaction is subject to approval by regulators and other customary closing conditions. The purchase is expected to be completed in the fourth quarter of 2006.

KBC has three offices, located in Glasgow, Horse Cave, and Munfordville, Kentucky. As of September 30, 2006, KBC had total assets of $124.4 million, total loans (net of unearned income) of $81.4 million, total deposits of $112.4 million, and shareholders’ equity of $9.7 million. The operating results of KBC are not included herein.

(6) Subsequent Event - Stock Offering/Trust Preferred Issuance

The Company intends to fund the purchase price for the shares of KBC from the proceeds of the sale of common stock and the issuance of trust preferred securities. On October 16, 2006, the Company completed the issuance of $5.0 million in trust preferred securities. In addition, the Company completed the public offering of 1,035,000 shares of common stock on November 2, 2006 at a price of $16.00 per share, with proceeds of $15.5 million, net of the underwriting discount and before expenses.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission.

Forward-Looking Statements

Citizens First Corporation (the “Company”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) the inability of our bank subsidiary, Citizens First Bank, Inc. (the “Bank”), to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the Bowling Green, Kentucky area, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of the Bank to satisfy regulatory requirements and (vii) changes in the legislative and regulatory environment. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

Results of Operations

The Company reported net income for the three months ended September 30, 2006 of $578 thousand, or $0.47 and $0.38 per basic and diluted common share, respectively, compared to net income of $532 thousand, or $0.43 and $0.35 per basic and diluted common share, respectively, for the three months ended September 30, 2005.

The Company reported net income of $1.6 million for the nine months ended September 30, 2006, an increase of $118 thousand or 7.9%, compared to $1.5 million reported for the nine months ended September 30, 2005. Basic and diluted net income per share was $1.29 and $1.05 respectively for the current nine months, compared to $1.17 and $0.98 for the nine months ended September 30, 2005. During the first nine months of 2006, the Company recorded an expense of $135 thousand net of taxes related to its stock option programs. Under new accounting standards, these expenses are now required to be recorded whereas they were not required to be recorded for the first nine months of 2005.

The return on average assets (“ROA”) for the Company was 1.08% for the nine months ended September 30, 2006, compared to 1.11% for the previous year. ROA for the Bank was 1.26% for the nine months ended September 30, 2006 compared to 1.18% for the previous year.

The Company issued a preliminary prospectus on September 29, 2006 for an offering of 900,000 shares of common stock. This offering also provides the underwriters a 30-day option to purchase up to 135,000 additional shares of common stock at the same price, and on the same terms, solely to cover over-allotments, if any. In June 2006, we entered into an agreement to purchase Kentucky Banking Center, Inc. (“KBC”), a Kentucky state chartered bank headquartered in Glasgow, Kentucky. The proceeds from this offering will be used to fund a portion of this acquisition. The Company also applied for the issuance of $5.0 million in trust preferred securities. On October 16, 2006, the Company completed the issuance of $5.0 million in trust preferred securities. In addition, the Company completed the public offering of 1,035,000 shares of common stock on November 2, 2006 at a price of $16.00 per share, with proceeds of $15.5 million, net of the underwriting discount and before expenses.

Net Interest Income

Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets, such as loans and securities, and the total interest cost of the deposits and borrowings obtained to fund these assets. Factors that influence the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and non-earning assets, and the amount of non-interest bearing deposits supporting earning assets.

For the quarter ended September 30, 2006, net interest income was $2.2 million, an increase of $197 thousand over net interest income of $2.0 million in 2005. The increase in 2006 resulted primarily from the increase in interest rates, as well as the growth in volume of loans and deposits. For the nine months ended September 30, 2006, net interest income was $6.5 million on a tax-equivalent basis, an increase of $833 thousand over net interest income of $5.6 million in 2005.

The net interest margin for the nine months ended September 30, 2006 was 4.72%, compared to 4.56% in 2005. This increase of 16 basis points is attributable to the increase in the yield on interest-earning assets, primarily loans, rising faster than the cost of interest bearing liabilities. The prime rate increased 1.5% from 6.75% at September 30, 2005 to 8.25% at September 30, 2006, which favorably increased interest income on earning assets.

The following table sets forth for the nine months ended September 30, 2006 and 2005, respectively, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars In Thousands)
Nine months Ended September 30,		2006			2005
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 10,567	$ 388	4.91%	$ 855	$ 18	2.81%
Available-for-sale securities (1)	12,907	410	4.25%	12,035	356	3.95%
Federal Home Loan Bank stock	665	28	5.63%	591	21	4.75%
Loans, net (2)	159,845	9,505	7.95%	151,926	7,570	6.66%
Total earning assets	183,984	10,331	7.51%	165,407	7,965	6.44%
Non-earning assets	15,010			11,645
Total Assets	$ 198,994			$ 177,052

Interest-bearing Liabilities:
Interest-bearing transaction accounts	$ 48,415	$ 439	1.21%	$ 50,107	$ 381	1.02%
Savings accounts	3,126	29	1.24%	3,094	17	0.73%
Time deposits	93,387	2,923	4.18%	70,764	1,607	3.04%
Total interest-bearing deposits	144,928	3,391	3.13%	123,965	2,005	2.16%
Federal funds purchased	3	-	5.09%	1,627	43	3.53%
Securities sold under repurchase agreements	3,705	56	2.02%	3,766	24	0.85%
FHLB borrowings	12,411	388	4.18%	13,434	249	2.48%
Total interest-bearing liabilities	161,047	3,835	3.18%	142,792	2,321	2.17%
Non-interest bearing deposits	15,880			14,297
Other liabilities	1,335			996
Total liabilities	178,262			158,085
Shareholders’ equity	20,732			18,967
Total Liabilities and Shareholders’ Equity	$ 198,994			$ 177,052
Net interest income		$ 6,496			$ 5,644
Net interest spread			4.33%			4.27%
Net interest margin (3)			4.72%			4.56%
_______________
(1) Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3) Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended September 30, 2006 and 2005. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended
(Dollars In Thousands)	September 30,
	2006 vs. 2005
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ 166	$ 204	$ 370
Available-for-sale-securities (1)	28	26	54
FHLB stock	4	3	7
Loans, net	1,540	395	1,935
Total net change in income on earning assets	1,738	628	2,366

Interest-bearing liabilities:
Interest-bearing transaction accounts	71	(13)	58
Savings accounts	12	-	12
Time deposits	802	514	1,316
Federal funds purchased	-	(43)	(43)
Securities sold under repurchase agreements	32	-	32
FHLB borrowings	158	(19)	139
Total net change in expense on interest-bearing liabilities	1075	439	1,514

Change in net interest income	$ 663	$ 189	$ 852

Percentage change	77.8%	22.2%	100.0%
______________
(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of operations. We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses. Please see the discussion below under “Asset Quality and the Allowance for Loan Losses.”

The provision for loan losses for the third quarter of 2006 and for the nine months ended 2006 was $60 thousand, as compared to $95 thousand and $215 thousand, respectively in the 2005 quarterly and year-to-date comparisons. A provision was established in the third quarter of 2006 due to the growth of the loan portfolio. The reduction in the provision expense from the previous year is attributed to continued improvement in the credit quality of the Company’s loan portfolio, including a decline in classified loans and stable loan growth. Non-performing loans totaled $481 thousand at September 30, 2006 compared to $257 at December 31, 2005 and $771 thousand at September 30, 2005. Non-performing loans to total loans ratio was 0.30%, 0.23% and 0.51% at September 30, 2006, December 31, 2005, and September 30, 2005, respectively. Management continues to evaluate the risks within the loan portfolio and to emphasize collection efforts.

Non-Interest Income

Non-interest income for the three months ended September 30, 2006 and 2005, respectively, was $506 thousand and $409 thousand, an increase of $97 thousand or 23.7%. Lease income increased $24 thousand since the building from which the lease income is obtained was owned for the entire third quarter of 2006, and was only owned by the Company for a portion of the third quarter of 2005. Gain on sale of mortgage loans increased by $17 thousand for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 as originations increased slightly. In addition, in the third quarter of 2006, the Company had a gain on the sale of real estate of $49 thousand.

Non-interest income for the nine months ended September 30, 2006 and 2005, respectively, was $1,207 thousand and $1,102 thousand, an increase of $105 thousand or 9.5%. Lease income increased $119 thousand in 2006 compared to 2005 since the building from which the lease income is obtained was acquired in the third quarter of 2005. Service charges on deposit accounts decreased $31 thousand for the first nine months of 2006 as compared to the first nine months of 2005 due to the decrease in non-sufficient fund charges on customer overdrafts.

The following table shows the detailed components of non-interest income for the nine months ended September 30, 2006 as compared to September 30, 2005:

( Dollars In Thousands)	September 30, 2006	September 30, 2005	Increase (Decrease)
Service charges on deposit accounts	$585	$616	$(31)
Other service charges and fees	92	107	(15)
Gain on the sale of mortgage loans held for sale	257	265	(8)
Title premium fees	40	39	1
Title closing fees	6	13	(7)
Trust referral fees	12	15	(3)
Gain on sale of fixed assets	49	-	49
Lease income	166	47	119
	$1,207	$1,102	$ 105

Non-Interest Expense

Non-interest expense was $1.8 million in the third quarter of 2006, up from $1.5 million in the same quarter of 2005, an increase of $305 thousand or 20.2%. An increase in salary and employee benefit expense of $215 thousand, due primarily to an increase in full time employees and employee stock option expense, accounted for the most significant variances compared to the same period in 2005. Occupancy expenses increased $66 thousand or 60% due to the corporate headquarters being placed into service in March of 2006.

For the nine months ended September 30, 2006 and 2005, respectively, non-interest expense was $5.2 million and $4.3 million, an increase of $908 thousand, or 21.2%. An increase in salary and employee benefit expense of $629 thousand, due primarily to an increase in full time equivalent employees and employee stock option expense, was the largest variance comparing the nine months of 2006 to 2005. Occupancy expenses increased $196 thousand, or 67.6% due to the purchase of the corporate headquarters in the third quarter of 2005 which was placed into service in March of 2006. Professional fees decreased significantly in the first nine months of 2006 compared to the first nine months of 2005 since 2005 included legal fees incurred on a debt recovery case in Texas which was concluded in the fourth quarter of 2005.

The increases (decreases) in expense by major categories are as follows for the nine months ended September 30, 2006 as compared to September 30, 2005:

(In Thousands)	September 30, 2006	September 30, 2005	Increase (Decrease)
Salaries and employee benefits	$2,741	$2,112	629
Net occupancy expense	486	290	196
Equipment expense	350	281	69
Advertising	242	186	56
Professional fees	257	418	(161)
Data processing services	302	302	-
FDIC and other insurance	52	78	(26)
Franchise shares and deposit tax	176	153	23
Postage and office supplies	95	85	10
Telephone and other communication	96	95	1
Other operating expenses	388	277	111
	$5,185	$4,277	$908

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective rate for 2006. During the third quarter of 2006, income tax expense totaled $253 thousand compared to $274 thousand for the same period of 2005. For the first nine months of 2006, income tax expense totaled $834 thousand, compared to $767 thousand during the same period of 2005. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. The effective tax rate for 2006 was 34.2% compared to 34.0% for 2005. The increase is related to the compensation expense for employee stock options, which is not deductible for income tax purposes.

Balance Sheet Review

Overview

Total assets at September 30, 2006 were $199.2 million, up from $195.5 million at December 31, 2005, an increase of $3.7 million or 1.9%. Loans increased $4.0 million and available-for-sale securities increased $1.5 million, while federal funds sold declined by $4.1 million. Deposits grew by $5.2 million from the prior year end which allowed borrowings from the FHLB to be reduced by $4.2 million.

Shareholders’ equity of $21.5 million equaled 10.79% of total assets as of September 30, 2006. Growth in shareholders’ equity of $1.5 million was primarily attributable to the earnings of the Company. The Company’s annualized return on average equity was 10.35% for the nine months ending September 30, 2006, compared to an annualized return of 10.33% for the nine months ending September 30, 2005.

Loans

At September 30, 2006, loans totaled $161.6 million, compared to $157.6 million at December 31, 2005, an increase of $4.0 million or 2.5%. Total loans averaged $159.9 million for the first nine months of 2006, compared to $153.5 million for 2005, an increase of $6.4 million or 4.2%. The Company experienced moderate loan growth in its market area throughout the first nine months of the year, with particular strength in middle market commercial loans. Commercial real estate loans, residential real estate loans and consumer loans were stable to slightly declining during the first nine months of 2006. The following table presents a summary of the loan portfolio by category:

Dollars In Thousands	September 30,	% of	December 31,	% of
	2006	Total Loans	2005	Total Loans
Commercial and agricultural	$50,149	31.03%	$ 41,671	26.45%
Commercial real estate	59,311	36.71%	60,971	38.69%
Residential real estate	42,549	26.33%	45,108	28.63%
Consumer	9,578	5.93%	9,819	6.23%
	$161,587	100.00%	$157,569	100.00%

Substantially all of the Company’s loans are to customers located in the Bowling Green-Warren County area and in the Franklin-Simpson County area. As of September 30, 2006, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.5 million to $4.8 million. The aggregate amount of these credit relationships was $43.4 million.

The following table sets forth the maturity distribution and interest rate sensitivity of the loan portfolio as of September 30, 2006. Maturities are based on contractual terms. The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over. Loans are categorized based on their contractual maturity or next repricing opportunity, whichever is earlier.

Loan Maturities and Rate Sensitivity
September 30, 2006	Fixed Rate	Variable Rate
Dollars In Thousands

Three months or less	$ 4,948	$ 8,883
Over three through twelve months	8,172	29,622
Over one year through three years	9,492	13,394
Over three through five years	21,929	7,879
Over five through fifteen years	1,795	29,876
Over fifteen years	1,311	24,286
Total	$ 47,647	$ 113,940

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

	September 30, 2006	December 31, 2005
(Dollars in Thousands)
Non-performing loans	$ 481	$ 257
Non-performing assets	631	257
Allowance for loan losses	1,931	1,957
Non-performing assets to total loans	0.39%	0.16%
Non-performing assets to total assets	0.32%	0.13%
Net charge-offs to average total loans	0.05%	(0.28)%
Allowance for loan losses to non-performing loans	401.46%	754.38%
Allowance for loan losses to total loans	1.20%	1.24%

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

The non-performing loans at September 30, 2006 consisted of $448 thousand of non-accrual loans, $18 thousand of loans secured by real estate in the process of collection, and $15 of consumer loans. Of the non-accrual loans, $218 is secured by real estate and $140 is fully guaranteed by the Small Business Administration. Other non-performing assets include $90 thousand in other real estate and $60 thousand in repossessed equipment and vehicles.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to reserve allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company’s internal credit examiners. Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The following table sets forth an analysis of the Company’s Allowance for Loan Losses for the nine months ended September 30, 2006 and 2005:

Summary of Loan Loss Experience
	September 30, 2006	September 30, 2005
(Dollars In Thousands)
Balance, beginning of year	$1,957	$1,721
Provision for loan losses	60	215
Amounts charged off:		)
Commercial	(74)	(4)
Commercial real estate	-	-
Residential real estate	(28)	(79)
Consumer	(23)	(33)
Total loans charged off:	(125)	(116)
Recoveries of amounts previously charged off:
Commercial	37	119
Commercial real estate	-	-
Residential real estate	-	10
Consumer	2	1
Total recoveries	39	130
Net charge-offs (recoveries)	86	(14)
Balance, end of period	$1,931	$1,950

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss
(Dollars In Thousands)

	September 30, 2006		December 31, 2005		September 30, 2005
	Amount	% of Allowance to Total Loans	Amount	% of Allowance To Total Loans	Amount	% of Allowance To Total Loans
Residential real estate	$ 539	0.33%	$ 582	0.37%	$ 191	0.12%
Consumer and other loans	198	0.12%	164	0.10%	201	0.13%
Commercial	610	0.38%	548	0.35%	999	0.63%
Commercial real estate	584	0.36%	624	0.40%	559	0.35%
Unallocated	0	0.00%	39	0.02%	0	0.00%
Total allowance for loan losses	$ 1,931	1.19%	$ 1,957	1.24%	$ 1,950	1.23%

The Company believes that the allowance for loan losses of $1.9 million at September 30, 2006 is adequate to absorb probable incurred credit losses in the loan portfolio. That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate. Securities are all classified as available for sale, and averaged $12.9 million for the first nine months of 2006, compared to $12.5 million for 2005. The table below presents the carrying value of securities by major category.

	September 30, 2006	December 31, 2005

U.S. Government agencies	$ 8,675	$ 8,641
Mortgage-backed securities	2,958	3,417
Municipal securities	1,935	-
Total available-for-sale securities	$ 13,568	$ 12,058

The table below presents the maturities and yield characteristics of securities as of September 30, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2006		Over	Over
Dollars in thousands		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ -	$ -	$ 8,987	$ -	$ 8,987	$ 8,675
Mortgage-backed securities:(1)	-	3,145	-	-	3,145	2,958
Municipal securities	-	-	433	1,495	1,938	1,935
Total available for sale securities	$ -	$ 3,145	$ 9,430	$ 1,495	$ 14,070	$ 13,568

Percent of total	0.0%	22.4%	67.0%	10.6%	100.0%
Weighted average yield(2)	0.0%	3.64%	4.32%	5.69%	4.31%
_______________
(1) Mortgage-backed securities are grouped into average lives based on September 2006 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-
equivalent basis.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer deposits. As of September 30, 2006, total deposits were $161.6 million, compared to total deposits of $156.4 million at December 31, 2005, an increase of $5.2 million or 3.3%.

Total deposits averaged $160.8 million during the first nine months of 2006, an increase of $22.5 million or 16.3% compared to $138.3 million in 2005. Time deposits of $100,000 or more totaled $33.0 million at September 30, 2006 compared to $29.6 million at December 31, 2005. Interest expense on time deposits of $100,000 or more was $883 thousand for the first nine months of 2006, compared to $470 thousand for the first nine months of 2005. The following table shows the maturities of time deposits as of September 30, 2006 and December 31, 2005.

Maturity of Time Deposits of $100,000 or more
Dollars In Thousands	September 30, 2006	December 31, 2005 2005

Three months or less	$10,394	$ 5,366
Over three through six months	5,120	2,770
Over six through twelve months	9,629	7,784
Over one year through three years	7,434	11,600
Over three years	435	2,030
Total	$ 33,012	$ 29,550

Borrowings

FHLB Advances. The Bank utilizes Federal Home Bank of Cincinnati (FHLB) advances for funding and liability management. The advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans. Rates vary based on the term to repayment, and are summarized below as of September 30, 2006:

Dollars In Thousands
Type	Maturity	Rate (1)	Amount
Fixed Rate	January 31, 2007	5.02%	$1,000
Fixed Rate	February 9, 2007	5.07%	817
Fixed Rate	May 2, 2007	4.19%	3,000
Fixed Rate	October 27, 2008	4.83%	500
Variable Rate	January 31, 2007	5.45%	2,000
Variable Rate	January 31, 2007	5.75%	1,000
Variable Rate	June 27, 2007	5.45%	1,000
Variable Rate	June 27, 2007	5.75%	1,000

		Total	$ 10,317

At September 30, 2006, the Bank had available collateral to borrow an additional $8.7 million from the FHLB.

Other Borrowings. In 2005, the Company executed a credit agreement with another bank for operating capital and general corporate purposes. The line was renewed in 2006. The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly. Under the credit agreement, the Company may not pay cash dividends without the lender’s prior consent. The loan is secured by the Bank’s common stock. As of September 30, 2006, the line had a balance of $250,000.

At September 30, 2006, the Company had established Federal Funds lines of credit totaling $16.5 million with three correspondent banks. No amounts were drawn as of September 30, 2006.

Repurchase agreements mature in one business day. The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation. Information regarding federal funds purchased and securities sold under repurchase agreements as of September 30, 2006, is presented below.

Dollars in Thousands
September 30, 2006
Federal funds purchased and repurchase agreements:
Balance at period end	$4,489
Weighted average rate at period end	2.50%
Average balance during the nine months ended September 30, 2006	$3,705
Weighted average rate for the nine months ending September 30, 2006 during the year	2.02%
Maximum month-end balance	$4,936

Liquidity

To maintain a desired level of liquidity, the Company has several sources of funds available. The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. The Company’s primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

The Company’s objective as it relates to liquidity is to ensure that it has funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. The Company’s asset and liability management committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assets. The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2006	December 31, 2005	Regulatory Minimum
Tier I leverage ratio	8.82%	8.40%	4.00%
Tier I risk-based capital ratio	10.45%	9.91%	4.00%
Total risk-based capital ratio	13.34%	13.27%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2006	December 31, 2005	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	10.27%	10.06%	4.00%	5.00%
Tier I risk-based capital ratio	12.17%	11.87%	4.00%	6.00%
Total risk-based capital ratio	13.32%	13.09%	8.00%	10.00%

At September 30, 2006 and December 31, 2005, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s capital ratios improved generally as the percentage increase in capital outweighed the percentage increase of assets.

Quantitative and Qualitative Disclosures About Market Risk

The Company uses a simulation model as a tool to monitor and evaluate interest rate risk exposure. The model is designed to measure the sensitivity of net interest income and net income to changing interest rates over future time periods. Forecasting net interest income and its sensitivity to changes in interest rates requires the Company to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities. Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances. These effects are combined with the Company’s estimate of the most likely rate environment to produce a forecast of net interest income and net income. The forecasted results are then adjusted for the effect of a gradual increase and decrease in market interest rates on the Company’s net interest income and net income. Because assumptions are inherently uncertain, the model cannot precisely estimate net interest income or net income or the effect of interest rate changes on net interest income and net income. Actual results could differ significantly from simulated results.

At September 30, 2006, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income and net income would increase 1.72% and 3.88%, respectively over the next twelve months. The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income and net income would decrease 4.33% and 9.81%, respectively.

Item 3. Controls and Procedures

The Registrant’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Registrant’s disclosure controls and procedures were adequate and effective to ensure that all material information required to be disclosed in this annual report has been made known to them in a timely fashion.

There were no significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and Chief Financial Officers evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

Part II.

Item 6. Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant’s Form 10-QSB dated September 30, 2004).

3.3	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Form 8-K filed April 24, 2006).

4.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).

4.3	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.3).

10.8	Business Agreement and related Promissory Note between the Bankers Bank and Citizens First
Corporation dated September 26, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed September 27, 2006.

10.9
Second Amendment to Employment Agreement between Citizens First Corporation and Mary D.
Cohron dated August 17, 2006 (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed August 23, 2006).

10.10	First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed September 27, 2006.

10.11	First Amendment to Employment Agreement between Citizens First Corporation and Steve Marcum (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 27, 2006.

10.12	First Amendment to Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed September 27, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

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