Form 10KSB
period 2006-12-31
CITIZENS FIRST CORP
filed 2007-04-02
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                         For the fiscal year ended December 31, 2006

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from ____ to _____

Commission File Number 001-33126

Citizens First Corporation
(Name of small business issuer in its charter)

Kentucky  61-0912615
(State or other jurisdiction of                                                                              (I.R.S. Employer Identification No.)
incorporation or organization)

1065 Ashley Street, Bowling Green, Kentucky 42103
(Address of Principal Executive Offices)  (Zip Code)
Issuer’s Telephone Number, Including Area Code: (270) 393-0700

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common stock, no par value	The Nasdaq Stock Market, LLC

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes__ No X

State issuer’s revenues for its most recent fiscal year: $16,515,361

State the aggregate  market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked bid prices of such common equity, as of a specified date within the past 60 days. $24,907,335 as of March 22, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,984,583 shares of common stock as of March 22, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2007 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format: Yes ___ No X

CITIZENS FIRST CORPORATION

TABLE OF CONTENTS

PART I

ITEM 1 DESCRIPTION OF BUSINESS…………………………………………………………..4-19

ITEM 2 DESCRIPTION OF PROPERTY……………………………………………………………19

ITEM 3 LEGAL PROCEEDINGS.........................................................................................................20

ITEM 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS…………….…....20

PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ………………………………………………………………………….……… …21-22
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION….......................................................................................................................23-41
ITEM 7 FINANCIAL STATEMENTS…………………………………………….…………...41-70
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................................................................71
ITEM 8A CONTROLS AND PROCEDURES.................................................................................71

PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT.....................................................................................................72

ITEM 10 EXECUTIVE COMPENSATION……………………………………………………….72
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.............................................72
ITEM 12 CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE…………………….........................................................................72
ITEM 13 EXHIBITS……………………………………………………..…………………......73-74
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................74

SIGNATURES…………………………………………………………………………………..75-76

Forward-Looking Statements

Citizens First Corporation (the “Company”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors. Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) the inability of our bank subsidiary, Citizens First Bank, Inc. (the “Bank”) to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the South Central Kentucky region, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of the Bank to satisfy regulatory requirements and (vii) changes in the legislative and regulatory environment. Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

PART I

Item 1. Description of Business

Citizens First Corporation was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky. In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Kentucky counties of Barren, Hart, Simpson and Warren. As of December 31, 2006, the Company and the Bank had 119 employees (110 full-time equivalent employees).

In November 2006, we acquired Kentucky Banking Centers (“KBC”), a Kentucky state chartered bank headquartered in Glasgow, Kentucky, for a cash purchase price of $18.7 million. We funded the purchase price through a combination of the issuance of common stock and trust preferred securities. Following the closing of the acquisition, we merged KBC into the Bank and the former offices of KBC became branch offices of the Bank.

Our strategy is to continue to grow our community bank franchise by emphasizing local management and providing superior customer service, while achieving operating efficiencies and maintaining strong credit quality and financial performance. We believe the following strengths of our business differentiate us and provide us with a competitive advantage.

• Strategic Expansion.  We have expanded from a single office in Bowling Green to nine offices in Warren, Simpson, Hart and Barren Counties in Kentucky. In conjunction with the acquisition of KBC, our new offices in Glasgow, Horse Cave and Munfordville, Kentucky, will provide us access to additional growing communities in our market area. We intend to continue to expand in our market area through internal growth, the opening of new offices and selective acquisitions.

• Our Management Team.  We have assembled a team of bankers with expertise in servicing individuals and small- to medium-sized businesses. We will continue to emphasize experienced local management with a strong commitment to the communities we serve.

• Our Market Area.  Our bank is headquartered in Bowling Green, Warren County, Kentucky, and we currently have two offices in Franklin, located in adjacent Simpson County; one office in Glasgow,

        located in adjacent Barren County; and two offices in Hart  County. Our market area consists of the ten county region located in south central Kentucky known as the Barren River Area Development District and extends south into the outlying suburban growth areas of Nashville, Tennessee. In recent years, this market area has experienced notable economic growth, driven by industry expansion and population growth in Bowling Green. We believe that this combination of population and economic growth will continue to support businesses such as real estate development, construction, manufacturing and education and favors the expansion of community-based banking services in our market area.

Lending Activities

General.  We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small- to mid-size businesses that are located in or conduct a substantial portion of their business in our market area. Our underwriting standards vary for each type of loan, as described below. At December 31, 2006, we had total loans of $239.6 million, representing 70.7% of our total assets.

Commercial Loans.  We make commercial loans primarily to small- and medium-sized businesses. At December 31, 2006, our commercial loans had an average size of $65,000 and the largest loan was $1.8 million. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. At December 31, 2006, commercial loans amounted to $61.1 million, or 25.5%, of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. At December 31, 2006, our commercial real estate loans had an average size of $115,000 and the largest loan was $2.0 million. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2006, total commercial real estate loans amounted to $97.2 million, or 40.6% of our loan portfolio.

Residential Real Estate Loans.  We originate residential mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. At December 31, 2006, our residential real estate loans had an average size of $44,000 and the largest loan was $1.2 million. We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. Except for five-year fixed rate residential mortgage loans, we sell to the secondary market all of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2006, total residential real estate loans amounted to $64.6 million, or 27.0% of our loan portfolio.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are funded by unaffiliated third party brokers in the secondary market. We receive fees in connection with the origination of mortgage loans, with these fees aggregating $336,000 and $343,000 for the years ending December 31, 2006 and 2005, respectively. We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. At December 31, 2006, our consumer loans had an average size of $7,000, and the largest loan was $218,000. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, total consumer loans amounted to $16.6 million, or 6.9% of our loan portfolio.

Loan Underwriting and Approval.  We seek to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist us in managing this business risk. These policies provide a general framework for our loan operations while recognizing that not all risk activities and procedures can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of our Chief Credit Officer or our President where appropriate.

Deposit Services

Our principal source of funds is core deposits. We offer a range of deposit products and services consistent with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We actively pursue business checking accounts by offering competitive rates, telephone banking and other convenient services to our business customers. In some cases, we require business customers to maintain minimum balances. We offer a deposit pick-up service to our commercial customers that enables these customers to make daily cash deposits through one of our couriers. Our newest service is a remote deposit program whereby commercial customers can electronically scan checks at their place of business. These scanned images replace the original paper documents that can be then settled through the check clearing network.

We offer a variety of deposit accounts, including checking accounts, regular savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, certificate of deposit accounts and safety deposit boxes. Although we offer a range of consumer and commercial deposit accounts, we do not actively solicit (though we do accept) certificates of deposit in principal amounts greater than $100,000.

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer. We focus on making our products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment. We have nine ATMs and have joined an ATM network which has ATMs at convenience stores and service stations. We also provide debit and credit card services through third parties and also offer night depository, direct deposits, Series E Savings Bond redemptions, cashier’s and travelers checks and letters of credit. We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, credit card services and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies, as well as other services such as check collection and purchase and sale of federal funds. Our agreement with a third-party service provider makes available to customers convenient telephonic access to their accounts while reducing the personnel and equipment required to provide these services. We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

We provide title insurance services to mortgage loan customers for a fee and, through third party providers, we offer other insurance services and trust services and receive a fee for referrals. The objective of offering these products and services is to generate fee income and strengthen relationships with our customers.

Rather than incurring the cost of conducting the data management function directly, we have entered into an agreement with Fiserv, Inc. in which Fiserv provides, among other things, on-line facilities, daily financial report preparation, loan and deposit data processing and customer account statement preparation. We believe using Fiserv for these services is a more cost efficient alternative than hiring the personnel and purchasing the equipment required to perform such services in-house.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete for deposits, loans and other banking services with numerous well established financial institutions that have vastly greater financial and human resources than those available to us. We compete with existing area financial institutions other than commercial banks and savings banks, including commercial bank loan production offices, mortgage companies, insurance companies, consumer finance companies, securities brokerage firms, credit unions, money market funds and other business entities which have recently entered traditional banking markets.

Our market area has experienced substantial consolidation in recent years within the banking industry. Many of the area’s locally owned or locally managed financial institutions have either been acquired by large regional bank holding companies or have been consolidated into branches. This consolidation has been accompanied by fee changes, branch closings, the dissolution of local boards of directors, management and branch personnel changes and, in our judgment, a decline in the level of personalized customer service. This type of consolidation is expected to continue.

Our most competitive market is the Bowling Green market area. As of June 30, 2006, there were 15 financial institutions operating a total of 49 offices in Warren County and six financial institutions operating a total of 10 offices in Simpson County. There are five institutions operating a total of nine offices in Hart County at June 30, 2006. At June 30, 2006, there were six financial institutions operating seventeen offices in the Barren County market. The number of banking offices in the Bowling Green market has nearly doubled since 1998. We compete with these institutions both in attracting deposits and in making loans. We have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits than we have. These institutions offer some services, such as extensive and established branch networks and trust services, that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws and regulations are generally intended to protect depositors and not shareholders.

The following summary briefly describes some material provisions of the regulatory framework which apply to us. It is qualified by reference to the statutory and regulatory provisions discussed, and is not intended to be complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.

Citizens First Corporation

We are a bank holding company under the Bank Holding Company Act of 1956. As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and we are required to file periodic reports of our operations and any additional information the Federal Reserve may require.

Acquisition of Banks. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares (unless it already owns or controls the majority of such shares);

•	acquiring all or substantially all of the assets of any bank, or
•	merge or consolidate with any other bank holding company.

The Bank Holding Company Act also provides that the Federal Reserve may not approve any of these transactions if it would substantially lessen competition or otherwise function as a restraint of trade, or result in or tend to create a monopoly, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the communities to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned, the convenience and needs of the communities to be served and the applicant’s record of compliance with anti-money laundering regulations. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy.

With the required regulatory approvals, we, or any other bank holding company located in Kentucky, may purchase a bank located outside of Kentucky. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Kentucky may purchase a bank located inside Kentucky. Acquisition of banks located in other states may be restricted based on certain deposit-percentage, age, or other restrictions.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the federal Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.

Permitted Activities. The Gramm-Leach-Bliley Act of 1999 amended the Bank Holding Company Act and expanded the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminated many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. Generally, if we qualify and elect to become a financial holding company, we may engage in activities that are:

●	financial in nature;

●	incidental to a financial activity; or

●	complementary to a financial activity and do not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

To qualify to become a financial holding company, our depository institution subsidiaries must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we do not have any immediate plans to file an election with the Federal Reserve to become a financial holding company, one of the primary reasons we selected the holding company structure was to have increased flexibility. Accordingly, if deemed appropriate, we may seek to become a financial holding company in the future.

Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company, is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless, prior to the enactment of the Gramm-Leach-Bliley Act, the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	Factoring accounts receivable;

●	Acquiring or servicing loans;

●	Leasing personal property;

●	Conducting discount securities brokerage activities;

●	Performing selected data processing services;

●	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	Performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

Support of Subsidiary Institutions. Holding companies must also act as a source of financial strength for and to commit resources to support the Bank. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Citizens First Bank

The bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky. As a result, we are subject to the supervision, examination and reporting requirements of both the Kentucky Office of Financial Institutions (KOFI) and the FDIC.

We also are subject to numerous state and federal statues and regulations that affect our business activities and operations, including restrictions on loan limits, interest rates, “insider” loans to officers, directors, and principal shareholders, tie-in arrangements and transactions with affiliates, among other things.

Federal and state regulators also have authority to impose substantial sanctions on the bank and its directors and its directors and officers if we engage in unsafe or unsound practices, or otherwise fail to comply with regulatory standards. Supervisory agreements, such as memoranda of understanding entered into with federal and state bank regulators, may also impose requirements and reporting obligations.

Branching. With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. Our bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable state’s laws. Kentucky law (with limited exceptions) currently permits branching across state lines either through interstate merger or branch acquisition. Kentucky law does not currently permit an out-of-state bank to branch into Kentucky short of an interstate merger.

FDIC Insurance. The bank’s deposits are insured by the FDIC to the maximum extent provided by law. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and

 (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described below, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds.

FDIC Assessments. On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (FDIRA). The FDIC has adopted rules implementing the various provisions of the FDIRA. Among other things, the FDIRA changed the deposit system by:

•	Raising the coverage level of retirement accounts to $250,000;

•	Indexing deposit insurance coverage levels for inflation beginning in 2010;

•	Prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	Merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	Providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

The FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

The legislation replaces the current minimum 1.25% reserve ratio for the insurance funds with a range for the new insurance fund’s reserve ratio between 1.15% and 1.5% depending on projected losses, economic changes and assessment rates at the end of a calendar year, abolishes the rule prohibiting the FDIC from charging banks in the lowest risk category when the reserve ration premiums is more than 1.25% and does not limit the FDIC to changing assessment rates bi-annually.

The FDIC announced a new rule in November, 2006 regarding the risk-based assessment system for the premiums paid by each bank. Under this risk-based system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for certain large institutions. The pricing structure for 2007 sets rates with the minimum premium starting at 0.05% of insured deposits. Certain credits will be allowed against 2007 premiums for certain eligible institutions with premium assessments prior to 1996.

The FDIC may terminate a bank’s deposit insurance if it finds that the bank has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve at the holding company level, and the FDIC at the bank level. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%. Total capital consists of two components, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 capital must equal at least 4% of risk-weighted assets. Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. At December 31, 2006, our ratio of total capital to risk-weighted assets was 12.77% and our ratio of Tier 1 capital to risk-weighted assets was 11.52%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines have a dual structure for (i) bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, and (ii) all other bank holding companies, which are typically smaller. We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 11.96%. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Federal Reserve has increased the size of holding companies that can rely on the capital guidelines that apply to small bank holding companies. However, it is unclear whether we will be able to take advantage of these more lenient capital guidelines. See the discussion above under “Citizens First Corporation Management’s Discussion and Analysis - Capital Resources.”

Information concerning our regulatory ratios at December 31, 2006 is included in our “Notes to Consolidated Financial Statements.”

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations. The controlling bank holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital. We believe that we and the bank would be considered “well capitalized” as of December 31, 2006.

Payment of Dividends

We are a legal entity separate and distinct from the bank. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that the Bank pays us as its sole shareholder. Statutory and regulatory limitations apply to the bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders.

Kentucky banks may pay dividends only from current or retained net profits. The Commissioner of the Kentucky Office of Financial Institutions must approve the declaration of dividends if the total of all dividends declared by a bank for any calendar year exceeds the bank's net profits for such year combined with its retained net profits for the preceding two years, less a fund for the retirement of preferred stock or debt, if any.

The payment of dividends by us and the bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. If, in the opinion of the FDIC, the Bank was engaged in or is about to engage in an unsafe or unsound practice, the FDIC could require, after notice and hearing, that the Bank refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Prompt Corrective Action” above.

Community Reinvestment

The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the OCC or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. At our last regulatory examination, the Bank received a “satisfactory” CRA rating.

Restrictions on Transactions with Affiliates

Both the Company and the Bank are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A places limits on the amount of

•	A bank’s loans or extensions of credit to affiliates,
•	A bank’s investment in affiliate,
•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates, and
•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

Section 23B prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent a financial institution from sharing personal financial information with nonaffiliated third parties except for third parties that market the institution’s own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers. The Bank has established a privacy policy to ensure compliance with federal requirements.

Other Consumer Laws and Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Service members Civil Relief Act of 2003 (formerly the Soldiers’ and Sailors’ Civil Relief Act of 1940) a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

●	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●
Fair and Accurate Credit Transactions Act of 2004, governing the use of provision of customer information to credit reporting agencies, responding to complaints of inaccurate information contained in a customer’s credit bureau database, providing for procedures to deal with fraud and identity theft and using medical information as a basis in a decision to grant credit;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

The Bank’s deposit operations are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

●
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

●	Truth in Savings Act, which requires disclosure of the interest rate and other terms of consumer deposit accounts.

Anti-Terrorism Legislation

On October 26, 2001, the President of the United States signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effects of Governmental Policies and Economic Conditions

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature and impact of future changes in monetary or fiscal policies.

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) became law in 2002. Sarbanes-Oxley addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has also proposed and adopted corporate governance rules related to Sarbanes-Oxley. These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, our chief executive officer and chief financial officer are each required to certify that our Quarterly and Annual Reports do not contain any untrue statement of material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our Quarterly and Annual Reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Risk Factors

There are factors, many beyond our control, which may significantly change the results or expectations of our Company. Some of these factors are described below.

Risks Related to our Business

An economic downturn could reduce our customer base, our level of deposits and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our market areas of Barren, Hart, Simpson and Warren Counties in Kentucky. If these communities do not grow or if prevailing local or national economic conditions are unfavorable, our business may not succeed. An economic downturn would likely harm the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business. If an economic downturn occurs, borrowers may be less likely to repay their loans as scheduled. Moreover, the value of real estate or other collateral securing our loans could be adversely affected. Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. An economic downturn could, therefore, result in losses that materially and adversely affect our business.

We face strong competition for customers, which could prevent us from obtaining customers and may cause us to pay higher interest rates to attract customers.

The banking business in our market area is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Our competitors include well established, larger financial institutions, such as BB&T and US Bank, as well as community banks such as South Central Bank and American Bank & Trust Company. Some institutions offer services such as extensive and established branch networks and trust services that we currently do not provide. There is a risk that we will not be able to compete successfully with other financial institutions in our market, and that we may have to pay higher interest rates to attract deposits, resulting in reduced profitability. In addition, competitors that are not depository institutions are generally not subject to the extensive regulations that apply to us.

Our decisions regarding credit risk and allowance for loan losses may materially and adversely affect our business.

Making loans and other extensions of credit is an essential element of our business. Interest received on loans represented approximately 90.6% of our interest income for the year ended December 31, 2006. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

• the duration of the credit;

• credit risks of a particular customer;

• changes in economic and industry conditions; and

• in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We maintain an allowance for loan losses to provide for probable incurred losses in our loan portfolio. However, there is no precise method of predicting credit losses; therefore, we face the risk that charge-offs in future periods will exceed our allowance for loan losses and that additional increases in the allowance for loan losses will be required. Additions to the allowance for loan losses would result in a decrease of our net income, and possibly our capital.

We are dependent on key individuals and the loss of one or more of these key individuals could curtail our growth and adversely affect our prospects.

Mary D. Cohron, our President and Chief Executive Officer, and Steve Marcum, our Chief Financial Officer, have extensive and long-standing ties within our primary market area, and they have contributed significantly to our growth. If we lose the services of either of Ms. Cohron or Mr. Marcum, they would be difficult to replace and our business and development could be materially and adversely affected. We do not maintain key-man life insurance on Ms. Cohron or Mr. Marcum.

Our success also depends, in part, on our continued ability to attract and retain experienced loan originators, as well as other management personnel. The loss of the services of several of such key personnel could adversely affect our growth strategy and prospects to the extent we are unable to replace such personnel.

Our corporate culture has contributed to our success and, if we cannot maintain this culture as we grow, we could lose the productivity fostered by our culture, which could harm our business.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters teamwork and productivity. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. For example, we may not be able to continue our high customer satisfaction ratings or maintain our strong asset quality. This could negatively impact our future success.

Our recent operating results may not be indicative of our future operating results.

We may not be able to sustain our historical rate of growth and may not even be able to grow our business at all. Because of our relatively small size and short operating history, it will be difficult for us to generate similar earnings growth as we continue to expand, and consequently our historical results of operations will not necessarily be indicative of our future operations. Various factors, such as economic conditions, regulatory and legislative considerations, and competition, may also impede our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected because a high percentage of our operating costs are fixed expenses.

Lack of seasoning of our loan portfolio may increase the risk of credit defaults in the future.

Due to the rapid growth of our bank over the past several years, a large portion of the loans in our loan portfolio and of our lending relationships is of relatively recent origin. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a significant portion of our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 67.5% of our loan portfolio as of December 31, 2006 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Recent acquisition may not be a revenue enhancement or cost savings due to unforeseen integration issues.

The successful combination of the companies’ operations will depend primarily on retaining and expanding the customer base of Kentucky Banking Centers and on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. Difficulties may be encountered in combining the operations of Kentucky Banking Centers, including:

• the loss of key employees and customers;

• disruptions to our businesses;

• possible inconsistencies in standards, control procedures and policies;

• unexpected problems with operations, personnel, technology or credit;

• the assimilation of new operations, sites and personnel possibly diverting resources from regular banking operations;

• potential disruptions of our ongoing business;

• the possibility that uniform standards, controls, procedures and policies may not be maintained;

• the potential impairment of relationships with employees or customers as a result of changes in management;

• difficulties in evaluating the historical or future financial performance of the combined business; and

• brand awareness issues related to the acquired assets or customers.

Further, we may be unable to realize fully any of the potential cost savings we expect to achieve in the acquisition. Any cost savings that are realized may be offset by losses in revenues, increases in expenses or other charges to earnings or required accounting treatments or valuations of our assets and liabilities.

A small number of customers account for a large percentage of our total deposits.

At December 31, 2006, five customers accounted for approximately $38.7 million, or 13.8%, of total deposits. If one or more of these customers move their deposits, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets.

We rely on certificates of deposit in excess of $100,000 for a significant portion of our deposit funding.

At December 31, 2006, $45.2 million, or 16.2% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

Changes in interest rates may reduce our profitability.

Our results of operations depend in large part upon the level of our net interest income, which is the difference between interest earned from interest earning assets, such as loans and mortgage-backed securities, and interest paid on interest bearing liabilities, such as deposits and other borrowings. Depending on the terms and maturities of our assets and liabilities, a significant change in interest rates could have a material adverse effect on our profitability. Many factors cause changes in interest rates, including governmental monetary policies and domestic and international economic and political conditions. While we intend to manage the effects of changes in interest rates by adjusting the terms, maturities, and pricing of our assets and liabilities, our efforts may not be effective and our financial condition and results of operations could suffer.

We are subject to extensive regulation that could limit or restrict our activities.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various regulatory agencies. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capitalization guidelines established by our regulators, which require us to maintain adequate capital to support our growth.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act. For example, for the year ending December 31, 2007, we anticipate being required to comply with Section 404 of the Sarbanes-Oxley Act and our management will be required to issue a report on our internal controls over financial reporting. Although our external auditors will not be required to attest on our internal controls over financial reporting, we expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are evaluating our internal control systems in order to allow management to report on the adequacy beginning in 2007. Beginning in 2008, our independent registered public accounting firm will also be required to attest to the adequacy of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and, if accepted for listing, our common stock could ultimately be delisted from the NASDAQ Global Market. In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

In addition, the new rules adopted as a result of the Sarbanes-Oxley Act could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed or may not be available on terms acceptable to us.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. If we cannot raise additional capital on terms acceptable to us, when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

We will face risks with respect to future expansion and acquisitions or mergers.

We may expand into new markets or lines of business or offer new products or services. These activities, will involve a number of risks, including:

• taking additional time and creating expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

• taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business; and

• using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or assets;

• diluting our existing shareholders in the acquisition;

• taking time and creating expense integrating the operations and personnel of the combined businesses; and

• losing key employees and customers as a result of an acquisition that is poorly received.

Risks Related to an Investment in our Common Stock

Our stock price may be volatile due to the limited market for the stock.

Previously, our stock was quoted on the OTC Bulletin Board. There has been limited trading in our shares of common stock, at widely varying prices, and trading to date has not created an active market for our shares. Although our common stock was recently approved for listing on the NASDAQ Global Market under the symbol “CZFC,” established and liquid trading market in our stock may not develop, may not continue if it does develop, and our common stock may not trade at or above the original offering price. Investors should consider the potential lack of liquidity and the long-term nature of an investment in our common stock prior to investing. We cannot guarantee that investors will be able to sell their shares at or above our original offering price.

Item 2. Properties

We currently operate from a nine office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned
Main Office	1065 Ashley Street Bowling Green, Kentucky 42103	Owned
Branch	1805 Campbell Lane Bowling Green, Kentucky 42104	Leased(1)
Branch	901 Lehman Avenue Bowling Green, Kentucky	Leased(2)
Branch	1200 S. Main Street Franklin, Kentucky	Owned
Branch	2451 Fitzgerald-Industrial Drive Bowling Green, Kentucky	Owned
Branch	705 N Main Street Franklin, Kentucky	Owned
Branch	204 East Main Street Horse Cave, Kentucky	Owned
Branch	1530 South Green Street Glasgow, KY	Owned
Branch	656 North Main Street Munfordville, Kentucky	Leased
__________

(1)	We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.
(2)
We have purchased property at 987 Lehman Avenue, Bowling Green, Kentucky near our current Lehman Avenue branch and intend to relocate that branch to the new location. We began construction of the new location in the fourth quarter of 2006.

We have purchased property located at 2900 Louisville Road in Bowling Green, and we anticipate opening a branch at this location in the second half of 2007. We believe that all of our properties are adequately covered by insurance.

Item 3. Legal Proceedings

In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 22, 2007, there were approximately 876 beneficial owners of our common stock.

The following table shows the reported high and low bid information (adjusted for stock dividends) for the periods indicated. The prices listed below are quotations, which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

2006	High	Low
Fourth Quarter	$20.05	$15.10
Third Quarter	20.50	18.60
Second Quarter	21.00	18.50
First Quarter	26.57	17.14

2005	High	Low
Fourth Quarter	$17.14	$15.19
Third Quarter	15.71	14.76
Second Quarter	15.33	13.20
First Quarter	14.51	13.61

We have not declared or paid any cash dividends on our common stock since our inception. For the foreseeable future we do not intend to declare cash dividends on our common stock. We intend to retain earnings to grow our business and strengthen our capital base. Quarterly dividends are payable on our preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.

Our ability to pay dividends depends on the ability of our subsidiary, Citizens First Bank, to pay dividends to us. Under Kentucky law, the bank may pay dividends only from current or retained net profits. Prior regulatory approval is required to pay dividends which exceed the bank’s net profits for the current year plus its retained net profits for the preceding two calendar years. At December 31, 2006, the bank had approximately $6.1 million in unrestricted dividend capacity. State and federal regulatory authorities also have authority to prohibit a bank from paying dividends if they deem such payment to be an unsafe or unsound practice.

Information concerning our stock option plans for employees and non-employee directors is found in Note 14 to the financial statements.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column 1)

Equity compensation plans approved
by security holders	148,197	$15.37	26,549
Equity compensation plans not
approved by security holders	-	-	-

Total	148,197	$15.37	26,549

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

We are a one bank holding company headquartered in Bowling Green, Kentucky. Since we opened Citizens First Bank, Inc. in 1999, we have expanded to nine offices with $338.8 million in total assets as of December 31, 2006.  In November 2006, we acquired KBC, a Kentucky state chartered bank headquartered in Glasgow, Kentucky for $18.7 million. To fund the acquisition, we completed a successful public offering of 1,035,000 shares of common stock, raising $14.6 million net in equity capital in November, 2006. The Company also received $5.0 million in proceeds from the issuance of new subordinated debentures during October, 2006. The results presented by the Company include the results of KBC for the month of December, 2006. Following the acquisition, we merged KBC into Citizens First Bank.

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with Item 7 “Financial Statements” as well as other information included in this Form 10-K.

Forward Looking Statements

This reports contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 relating to, without limitation, our future economic performance, plans and objectives for future operations, and projections of revenues and other financial items that are based on our beliefs, as well as assumptions made by and information currently available to us. The words “may,” “will,” “anticipate,” “should,” “would,” “believe,” “contemplate,” “could,” “project,” “predict,” “expect,” “estimate,” “continue” and “intend,” as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results, performance or achievements may differ materially from the results expressed or implied by our forward-looking statements.

The cautionary statements in the “Risk Factors” section and elsewhere in this report also identify important factors and possible events which involve risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements. If you are interested in purchasing shares of our common stock, you should consider these risk factors carefully, as well as factors discussed elsewhere in this report, before making a decision to invest. All forward-looking statements in this report are based on information available to us on the date of this report. We do not intend to, and assume no responsibility for, updating any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the evaluation of our goodwill and other intangible assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Asset Quality and the Allowance for Loan Losses” below.

Goodwill and Other Intangibles

We record all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by SFAS 141. Goodwill is subject, at a minimum, to annual tests for impairment. Other intangible assets are amortized over their estimated useful lives using accelerated methods, and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial goodwill and other intangibles recorded and subsequent impairment analysis requires management to make subjective judgments concerning estimates of how the acquired asset will perform in the future. Events and factors that may significantly affect the estimates include, among others, customer attrition, changes in revenue growth trends, specific industry conditions and changes in competition.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed in a business combination are recorded at fair values as required by SFAS 141. Fair value of financial instruments were estimated using relevant market information and other assumptions, including market prices or dealer quotes, current rates, estimated lives and expected cash flows. Values for other assets and liabilities were determined based on replacement costs or appraisals as appropriate.

Results of Operations

Overview

In 2006, we recorded net income of $2.2 million for the twelve months ended December 31, 2006, a decrease of $84,000, or 3.8%, compared to $2.2 million reported for the twelve months ended December 31, 2005. 2006 net income declined slightly compared to the previous year due to stock option expenses recorded in 2006 from the adoption of Statement of Financial Accounting Standards No 123(R) Share Based Payment and expenses related to the integration of KBC. Basic and diluted net income per share was $1.49 and $1.28 respectively for the current year, compared to $1.83 and $1.47 for the year ended December 31, 2005, a decrease of $.34 or 18.6% and $.19 or 12.9%, respectively. The percentage change in net income in the comparable periods is not proportional to the percentage change in net income per share due primarily to the effect of additional common shares issued in the fourth quarter of 2006. During 2006 and 2005, the Company declared dividends on its preferred stock of $520,000, leaving net income available to common shareholders of $1.6 million and $1.7 million, respectively.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets, such as loans and securities, and the total interest cost of the deposits and borrowings obtained to fund these assets. Factors that influence the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and non-earning assets, and the amount of non-interest bearing deposits supporting earning assets.

For the year ended December 31, 2006, net interest income was $9.1 million, an increase of $1.4 million, or 18.5%, over net interest income of $7.7 million in 2005. The increase in 2006 resulted primarily from the increase in interest rates, as well as the growth in volume of loans and deposits. The net interest margin in 2006 was 4.67%, compared to 4.58% in 2005. This increase of 9 basis points is attributable to the continued increase in the yield on interest-earning assets, primarily loans, rising faster than the cost of interest bearing liabilities. The prime rate increased 1% during 2006, from 7.25% to 8.25%, which favorably increased interest income on earning assets.

Net Interest Analysis Summary

	2006	2005
Average yield on interest earning assets	7.55%	6.57%
Average rate on interest bearing liabilities	3.29%	2.30%
Net interest spread	4.26%	4.27%
Net interest margin	4.67%	4.58%

The following table sets forth for the years ended December 31, 2006 and 2005 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis
Year Ended December 31,		2006			2005
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and other	$ 13,570	$ 692	5.10%	$1,958	$ 73	3.73%
Available-for-sale securities:
Taxable	13,500	576	4.27%	12,502	472	3.78%
Nontaxable(1)	1,964	114	5.80%	-	-	-
FHLB stock	757	45	5.94%	595	30	5.04%
Loans, net (2)	166,794	13,417	8.04%	153,501	10,499	6.84%
Total interest earning assets	196,585	14,844	7.55%	168,556	11,074	6.57%
Non-interest earning assets	16,245			11,905
Total Assets	$212,830			$180,461

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 52,851	$ 677	1.28%	$ 49,513	$ 504	1.02%
Savings accounts	3,496	44	1.26%	3,026	23	0.76%
Time deposits	98,720	4,251	4.31%	74,135	2,379	3.21%
Total interest-bearing deposits	155,067	4,972	3.21%	126,674	2,906	2.29%
Federal funds purchased	-	-		1,235	44	3.56%
Securities sold under repurchase agreements	3,752	80	2.13%	3,663	32	0.87%
FHLB borrowings	11,975	522	4.36%	14,100	371	2.63%
Notes payable	84	7	8.33%	-	-	-
Subordinated debentures	1,082	76	7.02%	-	-	-
Total interest-bearing liabilities	171,960	5,657	3.29%	145,672	3,353	2.30%
Non-interest bearing liabilities:
Non-interest bearing deposits	17,070			14,527
Other liabilities	1,286			1,092
Total liabilities	190,316			161,291
Shareholders’ equity	22,514			19,170
Total liabilities and shareholders’ equity	$212,830			$180,461
Net interest income		$ 9,187			$ 7,721
Net interest spread (1)			4.26%			4.27%
Net interest margin (1) (3)			4.67%			4.58%
Return on Average Assets Ratio			1.01%			1.24%
Return on Average Equity Ratio			9.56%			11.67%
Equity to Assets Ratio			10.58%			10.62%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due
(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes. The following table sets forth the effect which the varying levels of interest earning assets and interest bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Twelve Months Ended
	December 31,
	2006 vs. 2005
	Increase/(Decrease) Due to
	Rate	Volume	Net
	(Dollars In Thousands)
Interest-earning assets:
Federal funds sold	$ 186	$ 433	$ 619
Available-for-sale-securities:
Taxable	66	38	104
Nontaxable (1)	-	114	114
FHLB stock	7	8	15
Loans, net	2,009	909	2,918
Total net change in income on earning assets	2,268	1,502	3,770

Interest-bearing liabilities:
Interest-bearing transaction accounts	139	34	173
Savings accounts	17	4	21
Time deposits	1,083	789	1,872
Federal funds purchased	-	(44)	(44)
Securities sold under repurchase agreements	47	1	48
FHLB borrowings	207	(56)	151
Notes payable	-	7	7
Subordinated debentures	-	76	76
Total net change in expense on interest-bearing liabilities	1,493	811	2,304

Net change in net interest income	$ 775	$ 691	$1,466

Percentage change	52.86%	47.14%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2006 was $150,000 or .09% of average loans, compared to a negative provision of $200,000 or 0.13 % of average loans during 2005. The negative provision in 2005 was primarily a result of a judgment award of $1.1 million in November 2005 from the Texas court system. From the proceeds of the award, $518,000 was applied to a non-accrual loan, $60,000 was reserved for collection expense related to the recovery and the remaining $521,000 was recorded as a partial recovery of the previously charged-off loan. With the resulting decrease in total nonperforming loans and internally classified loans, a negative provision for 2005 was recorded to properly maintain the allowance for loan losses.

Non-interest Income

Non-interest income totaled $1.7 million in 2006, compared to $1.5 million in 2005, an increase of $234,000 or 15.9%. The primary increase in non-interest income was an additional $119,000 in lease income on the Company’s corporate headquarters, $56,000 in additional service charges on deposit accounts, and a $49,000 gain on the sale of premises and equipment. The additional lease income is due to the Company collecting lease income for a complete year in 2006 whereas lease income was only collected for five months in 2005. The building was not purchased by the Company until August 2005. Service charges on deposit accounts increased due to the addition of the Kentucky Banking Center customers for the month of December. The $49,000 gain on the sale of premises and equipment resulted from the sale of the Commonwealth Mortgage building. The following table shows the detailed components of non-interest income:

			Increase
	2006	2005	(Decrease)
	(Dollars in thousands)
Service charges on deposit accounts	$864	$808	56
Other service charges and fees	89	73	16
Gain on the sale of mortgage loans held for sale	336	343	(7)
Title premium fees	57	68	(11)
Trust referral fees	16	16	-
Gain on the sale of premises and equipment	49	-	49
Gain (loss) on the sale of available-for-sale securities	7	-	7
Lease income	219	100	119
Other income	73	68	5
	$1,710	$1,476	$234

Non-interest Expense

Non-interest expense increased 23.3%, or $1.4 million, from $6.0 million in 2005 to $7.4 million in 2006. Total salaries and employee benefits increased $770,000 due to an increase in salaries and wages of $334,000, and the recognition of an additional $273,000 in employee and non-employee compensation expense related to the implementation of SFAS 123(R), Share Based Payments, in 2006. Salaries and wages increased due to the opening of two additional retail locations in 2006, and the hiring of additional support staff at the corporate headquarters. In addition, the former Kentucky Banking Centers’ employees were on the payroll for one month. Occupancy and equipment expenses increased $382,000 as the Company relocated its main office and opened an additional retail location at its corporate headquarters in March of 2006, and opened a second location in Simpson County, Kentucky during the fourth quarter of 2006. Professional fees decreased $176,000 due to the reduction in legal fees that were associated with the recovery in December 2005 of the previously charged off loan in Texas. Other expense increased $164,000 due to the general costs associated with opening the corporate headquarters and its retail outlet, another retail branch, and the Kentucky Banking Centers’ branches. The increases and decreases in expense by major categories are as follows:

	2006	2005	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$3,775	$3,005	$770
Net occupancy expense	685	422	263
Equipment expense	498	379	119
Advertising	329	229	100
Professional fees	387	563	(176)
Data processing services	447	414	33
FDIC and other insurance	73	97	(24)
Franchise shares and deposit tax	236	175	61
Postage and office supplies	164	117	47
Telephone and other communication	164	125	39
Other	642	478	164
	$7,400	$6,004	$1,396

Income Taxes

Income tax expense was calculated using the Company’s expected actual rate for 2006 and 2005. We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities. The effective tax rate for 2006 was 34.9%, compared to 34.1% for 2005. This increase is related to the compensation expense for employee stock options, which is not deductible for income tax purposes.

Balance Sheet Review

Our assets at year end 2006 totaled $338.8 million, compared with $195.5 million at December 31, 2005, an increase of $143.3 million or 73.3%. Assets acquired from Kentucky Banking Centers totaled $139.8 million. On an annual average basis, total assets were $212.8 million in 2006, compared to $180.5 million in 2005. On an annual average basis, assets acquired from Kentucky Banking Centers totaled $11.9 million. Average interest earning assets increased $28.0 million from 2005 to 2006, from $168.6 million to $196.6 million. We acquired annual average interest earning assets of $10.1 million from Kentucky Banking Centers.

Loans

Total loans averaged $166.8 million in 2006, compared to $153.5 million in 2005. At year-end 2006, loans totaled $239.6 million, compared to $157.6 million at year-end 2005, an increase of $82.0 million or 52.0%. Loans acquired from Kentucky Banking Centers totaled $79.3 million. On an annual average basis, loans acquired from Kentucky Banking Centers totaled $6.7 million. We experienced moderate loan growth in our market area throughout 2006, with particular strength in middle market commercial and commercial real estate loans which range between $500,000 and $2.0 million, and in residential real estate loans. The following table presents a summary of the loan portfolio by category:

	December 31, 2006		December 31, 2005
	(Dollars in Thousands)
		% of Total Loans		% of Total Loans
Commercial and agricultural	$61,112	25.51%	$ 41,671	26.45%
Commercial real estate	97,198	40.57%	60,971	38.69%
Residential real estate	64,623	26.98%	45,108	28.63%
Consumer	16,634	6.94%	9,819	6.23%
	$239,567	100.00%	$157,569	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels. The primary source of repayment cannot be traced to any specific industry group. The percentage distribution of our loans by industry as of December 31, 2006 and 2005 is shown in the following table:

	2006	2005

Agriculture, forestry, and fishing	12.87%	7.39%
Mining	0.00%	0.01%
Construction	6.65%	9.13%
Manufacturing	4.89%	7.16%
Transportation, communication, electric, gas, and sanitary services	3.35%	3.28%
Wholesale trade	1.37%	2.82%
Retail trade	10.76%	12.81%
Finance, insurance, and real estate	17.43%	9.39%
Services	8.19%	12.32%
Public administration	0.58%	0.88%
Total commercial and commercial real estate	66.09%	65.19%
Residential real estate loans	27.12%	28.62%
Other consumer loans	6.79%	6.19%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren. As of December 31, 2006 the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.6 million to $5.8 million. The aggregate amount of these credit relationships was $44.3 million.

The following table sets forth the maturity distribution and interest rate sensitivity of our loan portfolio as of December 31, 2006. Maturities are based upon contractual terms. Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	One Year	One Through	Over	Total
As of December 31, 2006	or Less	Five Years	Five Years	Loans
	(Dollars in thousands)
By maturity date:
Commercial	$ 30,891	$ 22,677	$ 7,544	$ 61,112
Commercial real estate	34,761	25,547	36,890	97,198
Residential real estate	9,964	10,207	44,452	64,623
Consumer	5,103	10,854	677	16,634
Total	$ 80,719	$ 69,285	$ 89,563	$ 239,567

Fixed rate loans	$ 32,038	$ 44,187	$ 9,395	$ 85,620
Floating rate loans	48,681	25,098	80,168	153,947
Total	$ 80,719	$ 69,285	$ 89,563	$ 239,567

By next repricing opportunity:
Commercial	$ 45,287	$ 13,354	$ 2,471	$ 61,112
Commercial real estate	79,968	13,978	3,252	97,198
Residential real estate	54,830	6,228	3,565	64,623
Consumer	5,900	10,627	107	16,634
Total	$ 185,985	$ 44,187	$ 9,395	$ 239,567

Fixed rate loans	$ 32,038	$ 44,187	$ 9,395	$ 85,620
Floating rate loans	153,947	-	-	153,947
Total	$ 185,985	$ 44,187	$ 9,395	$ 239,567

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 57.3% of our earning assets as of December 31,

2006 adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal. A majority of our interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. In 2005, the prime rate increased eight times for a total of 200 basis points. During 2006, the prime rate increased 4 times for a total of 100 basis points. During a period of rising interest rates, the yield on our interest earning assets will increase faster than the rates paid on interest bearing liabilities. This creates an increase in our net interest margin as the difference between what we earn on our interest earning assets and what we pay on our interest bearing liabilities increases. During periods of falling rates, the yield on our assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin, as the difference between what we earn on our assets and what we pay on our liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Asset Quality and the Allowance for Loan Losses

We consider asset quality to be of primary importance, and employ a full-time internal credit review person to monitor adherence to the lending policy. We use a year round internal credit review to assess a minimum of 30% of our loan portfolio. Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 2006, the allowance was $3.1 million, compared to $2.0 million at the end of 2005. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2006 was 1.31%, compared to 1.24% at December 31, 2005.

The provision to the allowance for loan losses is based on management’s and the loan committee’s ongoing review and evaluation of the loan portfolio and general economic conditions on a monthly basis, and reviewed by the full board of directors on a quarterly basis. Management bases its review and evaluation of the allowance for loan losses on an analysis of historical trends, significant problem loans, current market value of real estate or collateral and certain economic and other factors affecting loans and real estate or collateral securing these loans. Loans are charged off when, in the opinion of management, they are deemed to be uncollectible. We charge recognized losses against the allowance and add subsequent recoveries to the allowance. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. The allowance for loan losses is subject to periodic evaluation by various regulatory authorities and may be subject to adjustment based upon information that is available to them at the time of their examination.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The following table sets forth selected asset quality ratios for the periods indicated.

	December 31, 2006	December 31, 2005
	(Dollars in thousands)

Non-performing loans	$1,131	$ 257
Non-performing assets	1,330	257
Allowance for loan losses	3,128	1,957
Non-performing assets to total loans	0.56%	0.16%
Non-performing assets to total assets	0.39%	0.13%
Net charge-offs to average total loans	.06%	(0.28)%
Allowance for loan losses to non-performing loans	276.57%	761.48%
Allowance for loan losses to total loans	1.31%	1.24%

Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. We charge off consumer loans after 120 days of delinquency unless they are adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. We categorize loans as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allocations for individual loans are included in the allowance calculation based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”. We evaluate the collectibility of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to individual allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans. Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

We had non-performing loans totaling $1.1 million at December 31, 2006, and $257,000 at December 31, 2005. The increase in total non-performing loans is primarily attributable to the addition of $336,000 in non-accrual loans and $178,000 in loans over 90 days past due that were acquired from KBC. The non-performing loan total at year-end 2006 consisted of 18 non-accrual loans of $676,000 and 28 loans over 90 days past due totaling $455,000. The nonperforming loan total at year end 2005 consisted of one nonaccrual loan of $164,000 to a commercial customer that is guaranteed in full by the Small Business Administration, and four loans over 90 days past due totaling approximately $93,000.

Generally, we do not include loans that are current as to principal and interest in our non-performing assets categories.  However, we will still classify a current loan as a potential problem loan if we develop doubts about the borrower’s future performance under the terms of the loan contract.  We consider the level of potential problem loans in our determination of the adequacy of the allowance for loan losses.  At December 31, 2006 and December 31, 2005, we reported classified loans totaling $5.6 million and $1.8 million, respectively, as potential problem loans and made allocations in the allowance for loan losses.  The increase in potential problem loans during 2006 is primarily attributed to $4.2 million in potential problem loans that were incorporated into the loan portfolio at the conversion of Kentucky Banking Centers.  Total potential problem loans as a percentage of total loans at December 31, 2006 and December 31, 2005 were 2.3% and 1.1%, respectively. We are in the process of evaluating credits for SOP 03-03, and expect to have our analysis completed early in the second quarter of 2007.

The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2006 and 2005.

	December 31,
	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$1,957	$ 1,721
Allowance from acquisition	1,115	-
Provision for loan losses	150	(200)
Amounts charged off:
Commercial	82	119
Commercial real estate	28	-
Residential real estate	-	123
Consumer	51	53
Total loans charged off	161	295
Recoveries of amounts previously charged off:
Commercial	63	720
Commercial real estate	-	-
Residential real estate	-	10
Consumer	4	1
Total recoveries	67	731
Net charge-offs (recoveries)	94	(436)
Balance at end of year	$ 3,128	$ 1,957

Total loans, net of unearned income:
Average	$166,794	$ 153,501
At December 31	$239,567	157,569
As a percentage of average loans:
Net charge-offs (recoveries)	.06%	(0.28)%
Provision for loan losses	.09%	(0.13)%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2006		December 31, 2005
		% of Loans		% of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential real estate loans	$ 690	26.98%	$ 582	28.63%
Consumer and other loans	272	6.94%	164	6.23%
Commercial and agricultural	660	25.51%	548	26.45%
Commercial real estate	1,344	40.57%	624	38.69%
Unallocated	162	0.00%	39	0.00%
Total allowance for loan losses	$ 3,128	100.00%	$ 1,957	100.00%

We believe that the allowance for loan losses at December 31, 2006 is adequate to address probable incurred credit losses in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future. We have an unallocated amount within our allowance for loan losses that increased in 2006 due to the trends in our loan portfolio and due to our acquisition of Kentucky Banking Centers, Inc.

Securities and Federal Funds Sold
Securities are all classified as available for sale, and averaged $15.5 million in 2006, an increase of $3.0 million, or 23.7%, over the average of $12.5 million in 2005. The table below presents the carrying value of securities for each of the past two years.

	December 31, 2006	December 31, 2005
	(Dollars in Thousands)

U.S. Treasury and U.S. Government agencies	$ 29,495	$ 8,641
Mortgage-backed securities	4,869	3,417
Municipal securities	8,249	-
Total available-for-sale securities	$ 42,613	$ 12,058

The table below presents the maturities and yield characteristics of securities at December 31, 2006. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Over	Over
		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
	(Dollars in thousands)
U.S. Government agencies	$ 19,371	$ 3,455	$6,987	$ -	$ 29,813	$ 29,495
Mortgage-backed securities(1)	231	4,832	-	-	5,063	4,869
Municipal securities	512	992	3,725	3,088	8,317	8,249
Total available-for-sale securities	$ 20,114	$ 9,279	$10,712	$ 3,088	$ 43,193	$ 42,613

Percent of total	46.6%	21.5%	24.8%	7.1%	100.0%
Weighted average yield(2)	5.19%	4.43%	4.03%	5.44%	4.31%
_______________
(1) Mortgage-backed securities are grouped into average lives based on December 2006 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-
equivalent basis.

Deferred Tax Assets

We have a net deferred tax asset of $302,000 at December 31, 2006. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized. At December 31, 2006, no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as we are profitable or as we carry back tax losses to periods in which we paid income taxes.

Deposits
Total deposits averaged $172.1 million during 2006, an increase of $ 31.0 million, or 21.9%, compared to $141.2 million in 2005. Total deposits at December 31, 2006 totaled $279.4 million, an increase of $123.0 million or 78.6% from $156.4 million at December 31, 2005. Time deposits of $100,000 or more totaled $ 45.2 million at December 31, 2006, compared to $29.6 million at December 31, 2005. Interest expense on time deposits of $100,000 or more was $1.4 million in 2006, compared to $631,000 in 2005. A summary of average balances and rates paid on deposits for the years ended December 31, 2006 and 2005 follows.

	2006		2005
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Noninterest bearing demand	$17, 070	0.00%	$14,527	0.00%
Interest bearing demand	52,851	1.28%	49,513	1.02%
Savings	3,496	1.26%	3,026.76%
Time	98,720	4.31%	74,135	3.21%
	$172,137	2.89%	$141,201	2.06%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2006:

December 31, 2006
(Dollars in thousands)

Three months or less	$ 6,515
Over three through six months	9,884
Over six through twelve months	17,154
Over one year through three years	10,802
Over three years through five years	880
Total	$45,235

Liquidity, Other Borrowings, and Capital Resources
Borrowings
We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management. These advances are secured borrowings with terms ranging from overnight to thirty years. Rates vary based on the term to repayment, and are summarized below as of December 31, 2006:

			(Dollars in thousands)
Type	Maturity	Rate	Amount
Fixed	January 31, 2007	5.02%	1,000
Fixed	May 2, 2007	4.19%	3,000
Fixed	October 27, 2008	4.83%	500
Fixed	February 1, 2009	5.07%	711
Fixed	February 16, 2010	2.91%	854
Fixed	July 1, 2013	2.96%	108
Fixed	July 1, 2023	3.95%	181
Variable	January 31, 2007	5.43%	2,000
Variable	January 31, 2007	5.75%	1,000
Variable	June 27, 2007	5.45%	1,000
Variable	June 27, 2007	5.75%	1,000
			$11,354

At December 31, 2006, we had available collateral to borrow an additional $14.9 million from the FHLB.

In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes. The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly. Under the credit agreement, we may not pay cash dividends without the lender’s prior consent. The loan is secured by the Bank’s common stock. As of December 31, 2006, the line had a balance of $350,000 at an interest rate of 8.25%.

At December 31, 2006, we had established Federal Funds lines of credit totaling $16.5 million with three correspondent banks. No amounts were drawn as of December 31, 2006.

Repurchase agreements mature in one business day. The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation.

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC. These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate). The rate as of December 31, 2006 was 7.02%.

Information regarding our borrowings as of December 31, 2006 and 2005 is presented below:

	2006	2005
	(Dollars in thousands)

Federal funds purchased and repurchase agreements:
Balance at year end	$3,921	$2,920
Weighted average rate at year end	2.46%	0.87%
Average balance during the year	$3,752	$4,898
Weighted average rate during the year	2.13%	1.55%
Maximum month-end balance	$4,936	$8,227
FHLB Advances and Other borrowings:
Balance at year end	$11,704	$14,500
Weighted average rate at year end	4.94%	2.90%
Average balance during the year	$12,062	$13,627
Weighted average rate during the year	4.39%	2.73%
Maximum month-end balance	$15,395	$17,000
Subordinated debentures:
Balance at year end	$5,000	-
Weighted average rate at year end	7.02%	-
Average balance during the year	$1,056	-
Weighted average rate during the year	7.02%	-
Maximum month-end balance	$5,000	-
Total borrowings:
Balance at year end	$20,625	$17,420
Weighted average rate at year end	4.97%	2.56%
Average balance during the year	$16,894	$18,997
Weighted average rate during the year	4.60%	2.57%
Maximum month-end balance	$25,331	$22,248

Capital Resources

Shareholders’ equity was $36.5 million on December 31, 2006, an increase of $16.5 million or 82.5% from $20.0 million on December 31, 2005. In November 2006, we issued 1,035,000 shares of common stock in our public offering which netted $14.6 million of proceeds. Retained earnings increased $2.2 million from net income, less $520,000 paid in preferred dividends and decreased $914,000 due to the reclassification of the common stock as a result of the 5% common stock dividend paid in 2006.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

On February 27, 2006, the Federal Reserve approved a new rule expanding the definition of a “small bank holding company.” The new definition will include bank holding companies with less than $500 million in total assets. Bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a “small bank holding company.” According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a “material” amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether we will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. We believe we met all capital adequacy requirements as of December 31, 2006 and 2005.

Our capital ratios as of December 31, 2006, and 2005 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2006	December 31, 2005
Tier 1 leverage ratio	11.96%	8.40%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	11.52%	9.91%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	12.77%	13.27%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2006, and 2005 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2006	December 31, 2005
Tier 1 leverage ratio	12.14%	10.06%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.70%	11.87%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	12.95%	13.09%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2006 and 2005, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action. Our total risk-based ratio declined slightly while all other capital ratios improved generally as a result of our common stock offering in November, 2006.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2006:

	One year or less	More than 1 year but less than 3 years	More than 3 years but less than 5 years	5 years or more	Total
	(Dollars in thousands)
As of December 31, 2006
Time deposits	$116,505	$37,315	$2,960	$57	$156,837
FHLB advances	9,481	1,257	318	298	11,354
Notes payable	350	-	-	-	350
Subordinated debentures	-	-	-	5,000	5,000
Lease commitments	217	408	417	2,567	3,609
Total	$126,553	$ 38,980	$3,695	$ 7,922	$177,150

Long-term FHLB debt represents FHLB advances pursuant to several different credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 7 of our 2006 audited consolidated financial statements. Lease commitments include the leases in place for certain branch sites.

Liquidity

To maintain a desired level of liquidity, we have several sources of funds available. We primarily rely upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements. Our primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Our objective as it relates to liquidity is to ensure that we have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability. In order to maintain a proper level of liquidity, the bank has several sources of funds available on a daily basis that can be used for liquidity purposes. Those sources of funds include the banks’ core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

For the longer term, the liquidity position is managed by balancing the maturity structure of the balance sheet. This process allows for an orderly flow of funds over an extended period of time. Our asset and liability management committee meets regularly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

Market Risk Management

Quantitative Aspects of Market Risk.

We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments, and we are not subject to foreign exchange rate risk or commodity price risk.

We monitor interest rate sensitivity and interest rate risk with an earnings simulation model, using rate risk measurement techniques to produce a reasonable estimate of interest margin risks. The system provides several methods for measuring interest rate risk, including rate sensitivity gap analysis to show cash flow and repricing information, and margin simulation, or rate shocking, to quantify the actual income risk, by modeling the Company’s sensitivity to changes in cash flows over a variety of interest rate scenarios. The program performs a full simulation of each balance sheet category under various rate change conditions and calculates the net interest income change for each. Each category’s interest change is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed.

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.

Basis point change	+200bp	-200bp
Increase (decrease) in net interest income at December 31, 2006	6.2%	(9.9%)
Increase (decrease) in net interest income at December 31, 2005	11.5%	(11.5%)

As of December 31, 2006 and 2005, our balance sheet was in an asset-sensitive position because the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

In preparing the preceding table, we used certain assumptions relating to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under differing interest rate scenarios, among others.

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

Qualitative Aspects of Market Risk.

Our principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates. The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity and shorten its effective maturities of certain interest-earning assets.

We have attempted to decrease the average maturity of its assets by:

•	offering a variety of adjustable-rate residential mortgage loans and consumer loans, many of which are retained by the Company for its portfolio;

•	purchasing mortgage-backed and related securities with adjustable rates or estimated lives of five to ten years or less; and

•	purchasing short-to intermediate-term investment securities.

We also sell a portion of our long-term, fixed-rate single-family residential mortgage loans for cash in the secondary market. We retain ARM loans and adjustable-rate mortgage-backed securities, which reprice at regular intervals, because the yield on these assets will help to offset increases in our cost of funds. However, periodic and lifetime interest rate adjustment limits may prevent ARM loans from repricing to market interest rates during periods of rapidly rising interest rates. We do not use any hedging techniques to manage the exposure of its assets to fluctuating market interest rates. We rely on retail deposits as our primary source of funds and maintain lower-costing savings, NOW and money market accounts, along with higher costing certificates of deposit. We have attempted to lengthen the term of deposits by offering certificates of deposit with longer terms. We believe retail deposits, compared to brokered deposits, reduce the effects of interest rate fluctuations because they generally represent a more stable source of funds.

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. At December 31, 2006, unfunded commitments to extend credit totaled $38.9 million, of which $7.6 million was at fixed rates and $31.3 million was at variable rates. At December 31, 2005, unfunded commitments to extend credit were $24.1 million, of which $4.7 million was at fixed rates and $19.4 million was at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2006, there was a $2.2 million commitment under a letter of credit and at December 31, 2005, there was a $2.0 million commitment under a letter of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as otherwise disclosed, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Impact of Accounting Pronouncements and Regulatory Policies

Our accounting pronouncements are referenced in Note 1 to the Financial Statements.

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented in this filing have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company’s operations. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7. Financial Statements

The following consolidated financial statements of the Company and report of independent accountants are included herein:
Report of Independent Registered Public Accounting Firm, Crowe Chizek and Company, LLC
Consolidated Balance Sheets—December 31, 2006 and 2005
Consolidated Statements of Income —Years ended December 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity—Years ended December 31, 2006 and 2005 Consolidated Statements of Cash Flows—Years ended December 31, 2006 and 2005
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors
and Stockholders
Citizens First Corporation
Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC
      Crowe Chizek and Company LLC

Louisville, Kentucky
March 30, 2007

Citizens First Corporation
Consolidated Balance Sheets
December 31,
	2006	2005
	(In thousands except share data)
Assets
Cash and due from financial institutions	$8,715	$4,062
Federal funds sold	21,135	11,681
Cash and cash equivalents	29,850	15,743

Available-for-sale securities	42,613	12,058
Loans held for sale	108	621
Loans, net of allowance for loan losses of $3,128 and $1,957 at December 31, 2006 and 2005, respectively	236,439	155,612
Premises and equipment, net	11,177	7,608
Federal Home Loan Bank (FHLB) stock, at cost	1,946	615
Accrued interest receivable	2,813	1,086
Deferred income taxes	302	613
Goodwill	10,945	1,264
Core deposit intangible	2,203	-
Other assets	379	282
Total assets	$338,775	$195,502

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$26,544	$15,060
Savings, NOW and money market	95,994	55,612
Time	156,837	85,705
Total deposits	279,375	156,377
Securities sold under repurchase agreements	3,921	2,920
FHLB advances	11,354	14,500
Note payable	350	-
Subordinated debentures	5,000	-
Accrued interest payable	722	361
Other liabilities	1,564	1,386
Total liabilities	302,286	175,544

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 500 shares; issued and outstanding 250 shares at December 31, 2006 and 2005, respectively	7,659	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,978,463 and 893,643 shares at December 31, 2006, and 2005, respectively	26,573	10,729
Retained earnings	2,639	1,920
Accumulated other comprehensive income (loss)	(382)	(350)
Total stockholders’ equity	36,489	19,958
Total liabilities and stockholders’ equity	$338,775	$195,502

See Notes to Consolidated Financial Statements

Citizens First Corporation
Consolidated Statements of Income
Years Ended December 31

	2006	2005
	(In thousands, except per share data)
Interest and Dividend Income
Loans	$13,417	$10,499
Taxable securities	576	472
Non-taxable securities	75	-
Federal funds sold and other	737	103
Total interest and dividend income	14,805	11,074
Interest Expense
Deposits	4,972	2,906
FHLB advances	522	371
Subordinated debentures	76	-
Short-term borrowings	87	76
Total interest expense	5,657	3,353
Net Interest Income	9,148	7,721
Provision for Loan Losses	150	(200)
Net Interest Income After Provision for Loan Losses	8,998	7,921
Noninterest Income
Service charges on deposit accounts	864	808
Other service charges and fees	162	141
Sale of mortgage loans	336	343
Lease income	219	100
Net realized gains on sale of available-for-sale securities	7	-
Other	122	84
Total noninterest income	1,710	1,476
Noninterest Expense
Salaries and employee benefits	3,775	3,005
Net occupancy expense	685	422
Equipment expense	498	379
Advertising	329	229
Professional fees	387	563
Data processing services	447	414
Franchise shares and deposit tax	236	175
Postage and office supplies	164	117
Telephone and other communication	164	125
Other	715	575
Total noninterest expense	7,400	6,004
Income Before Income Taxes	3,308	3,393
Provision for Income Taxes	1,155	1,156
Net Income	$2,153	$2,237
Dividends declared on preferred stock	520	520
Net income available to common stockholders	$ 1,633	$ 1,717
Basic Earnings per Share	$1.49 $ 1.49	$1.83
Diluted Earnings per Share	$1.28	$1.47

See Notes to Consolidated Financial Statements

Citizens First Corporation
Consolidated Statement of Changes in Stockholders' Equity
Years Ended December 31

Dollar amounts in thousands, except share data
						Accumulated Other		Total
	Preferred Stock		Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total	Income
Balance, January 1, 2005	250	$7,659	844,057	$9,975	$852	$ (310)	$18,176
Net income					2,237		2,237	$2,237
Common stock issued			7,002	105			105
5% stock dividend declared			42,584	649	(649)
Dividend declared and paid on preferred stock					(520)		(520)
Change in unrealized gain (loss) on available for sale securities						(40)	(40)	(40)
Total comprehensive income								$2,197
Balance, December 31, 2005	250	$7,659	893,643	$10,729	$1,920	$(350)	$19,958
Net income					2,153		2,153	$2,153
Common stock issued			1,039,688	14,657			14,657
5% stock dividend declared			45,132	914	(914)		-
Change in unrealized gain (loss) on available for sale securities						(32)	(32)	(32)
Stock based compensation				273			273
Dividends declared and paid on preferred stock					(520)		(520)
Total comprehensive income								$2,121
Balance, December 31, 2006	250	$7,659	1,978,463	$26,573	$ 2,639	$ (382)	$36,489
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statement of Cash Flows
Years Ended December 31
	2006	2005
Operating Activities	(In thousands)
Net income	$2,153	$2,237
Items not requiring (providing) cash
Depreciation and amortization	558	396
Provision for loan losses	150	(200)
Amortization of premiums and discounts on securities	72	13
Deferred income taxes	329	(63)
Stock based compensation	273	-
Net realized (gains) losses on sale of securities	(7)	-
Proceeds from sale of mortgage loans held for sale	23,772	25,736
Origination of mortgage loans held for sale	(22,923)	(25,365)
Gains on sales of loans	(336)	(343)
Losses on sale of other real estate owned	9	7
Gain on sale premises and equipment	(49)	-
FHLB stock dividends received	(45)	(30)
Changes in
Interest receivable	65	(297)
Other assets	144	(295)
Interest payable and other liabilities	(149)	505
Net cash provided by operating activities	4,016	2,301
Investing Activities
Loan originations and payments, net	(2,894)	(10,447)
Acquisition of Kentucky Banking Centers, net of cash acquired	(5,458)	-
Purchase of premises and equipment	(2,573)	(4,352)
Proceeds from maturities of available-for-sale securities	5,769	758
Proceeds from sales of other real estate owned	108	262
Proceeds from sales of available-for-sale securities	2,007	-
Purchase of securities available for sale	(7,398)	-
Proceeds from sales of premises and equipment	1,384	-
Contingent payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(288)	(252)
Purchase of FHLB stock	(30)	(3)
Net cash used in investing activities	(9,373)	(14,034)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(18,516)	887
Net change in time deposits	22,114	24,961
Proceeds from FHLB advances	12,000	8,000
Repayment of FHLB advances	(16,340)	(6,500)
Net change in fed funds purchased and repurchase agreements	801	(3,453)
Net change in other borrowings	350	-
Issuance of subordinated debentures	5,000	-
Issuance of common stock	14,575	21
Dividends paid on preferred stock	(520)	(520)
Net cash provided by financing activities	19,464	23,396
Increase in Cash and Cash Equivalents	14,107	11,663
Cash and Cash Equivalents, Beginning of Year	15,743	4,080
Cash and Cash Equivalents, End of Year	$29,850	$15,743
Supplemental Cash Flows Information
Interest paid	$5,295	$3,166
Income taxes paid	$725	$1,241
Loans transferred to other real estate owned	$140	$269
Stock issued and liability accrued for contingent payment related to purchase of Commonwealth
Mortgage and Southern Ky. Land Title, Inc.	$ 448	$ 84
Deferred revenue related to a sales leaseback transaction	$246	$-
See Note 18 regarding non-cash transaction included in acquisition.
See Notes to  Consolidated Financial Statements.

Citizens First Corporation
Notes to  Consolidated Financial Statements
Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of  Consolidation-The consolidated financial statements include Citizens First Corporation and its wholly-owned subsidiary, Citizens First Bank, Inc.,  together referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.The Company provides financial services to individual and corporate customers through its offices in Warren, Simpson, Barren and Hart Counties in Kentucky.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates - To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, goodwill, intangible assets and fair values of financial instruments are particularly subject to change.

Cash Flows - Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities - Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Pursuant to accounting guidance all mortgage loans sold in the secondary market are considered transferred assets once sold. The Bank does not maintain effective control over these mortgage loans once they have been sold. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value. Loans are sold servicing released.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term on the level-yield method. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

Citizens First Corporation
Notes to Consolidated Financial Statements

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Loans-The Company purchases individual loans and groups of loans. Beginning in 2005, purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

    Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit     score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses - The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Federal Home Loan Bank (FHLB) Stock - The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest

Citizens First Corporation
Notes to  Consolidated Financial Statements

in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Premises and Equipment - Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from twenty-five to forty years. Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset. Furniture, fixtures and equipment are depreciated using the straight-line with useful lives ranging from three to seven years.

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Goodwill and Other Intangible Assets - Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

Other intangible assets consist largely of core deposit intangible assets arising from a bank acquisition. They are initially measured     at fair value and then are amortized on an accelerated method over their estimated useful lives of 8 years.

Long-Term Assets - Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments-Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes - Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

Stock Option Plans - The Company accounts for the employee and the non-employee director stock option plans under Statement of Financial Accounting Standards 123R, Share Based Payment, for the year ending December 31, 2006 (see Note 14 for the impact of adopting this standard in 2006). In 2005 and previous years, these plans were measured under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Prior to January 1, 2006, no stock-based employee compensation cost was reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and basic earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation, for the year ending December 31, 2005.

Citizens First Corporation
Notes to Consolidated Financial Statements

2005
(Dollars in Thousands, except per share data)

Net income, as reported	$2,237
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(123)

Pro forma net income	$2,114

Earnings per share
Basic - as reported	$1.83
Basic - pro forma	$1.70

Diluted-as reported	$1.47
Diluted-pro forma	$1.39

Earnings per Common Share - Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and preferred stock. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Equity - Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends of 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies - Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Adoption of New Accounting Standards - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock Option Plans” above for further discussion of the effect of adopting this standard.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement
requires an employer to recognize the overfunded or

Citizens First Corporation
Notes to Consolidated Financial Statements
underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. The Company has no unfunded postretirement benefit plans that are subject to the provisions of SFAS No. 158.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of newly issued but not yet effective accounting standards -  In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard. In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and

Citizens First Corporation
Notes to Consolidated Financial Statements

measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.

Reclassifications - Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 financial statement presentation.

Note 2:	Available-for-Sale Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
	(Dollars in Thousands)
December 31, 2006
U. S. Treasury and government agencies	$ 29,495	$ 4	$(321)
State and municipal	8,249	10	(79)
Mortgage-backed securities	4,869	1	(195)

Total debt securities	$ 42,613	$ 15	$ (595)

December 31, 2005
U. S. government agencies	$ 8,641	$ —	$(345)
Mortgage-backed securities	3,417	—	(185)

Total debt securities	$ 12,058	$ —	$(530)

Citizens First Corporation
Notes to Consolidated Financial Statements

Sales of available for sale securities
	2006	2005
	(Dollars in Thousands)
Proceeds	$2,007	$ -
Gross gains	7	-
Gross losses	-	-

The tax provision related to these net realized gains and losses were $2,000 and $0, respectively.

The fair value of debt securities at year end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for Sale
Fair Value
(Dollars in Thousands)

Due in one year or less	$ 19,881
Due from one to five years	4,437
Due from five to ten years	10,370
Due after ten years	3,056

Mortgage-backed	4,869
Total	$ 42,613

Securities pledged at year end 2006 and 2005 had a carrying amount of $33.4 million and $8.3 million and were pledged to secure public deposits and repurchase agreements.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2006
U.S. government treasury and agencies	$14,386	$ (8)	$ 6,674	$ (313)	$ 21,060	$ (321)
State and Municipal	7,087	(79)	-	-	7,087	(79)
Mortgage-backed securities	1,556	(3)	2,863	(192)	4,419	(195)

Total temporarily impaired	$23,029	$(90)	$ 9,537	$ (505)	$ 32,566	$ (595)

December 31, 2005
U.S. government agencies	$—	$—	$8,641	$(345)	$8,641	$(345)
Mortgage-backed securities	—	—	3,417	(185)	3,417	(185)

Total temporarily impaired	$—	$—	$12,058	$(530)	$12,058	$(530)

Citizens First Corporation
Notes to  Consolidated Financial Statements

Based on evaluation of available evidence, including recent changes in market interest rates and information available about the issuers, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified. Management has the intent and ability to hold these securities for the foreseeable future. The fair value is expected to recover as the bonds approach maturity.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans at December 31 include:
	2006	2005
	(Dollars in Thousands)

Commercial and agricultural	$61,112	$41,671
Commercial real estate	97,198	60,971
Residential real estate	64,623	45,108
Consumer	16,634	9,819
Total loans	239,567	157,569
Less allowance for loan losses	(3,128)	(1,957)

Net loans	$236,439	$155,612

Activity in the allowance for loan losses was as follows:

	2006	2005
	(Dollars in Thousands)

Balance, beginning of year	$1,957	$1,721
Allowance from acquisition	1,115	-
Provision charged (credited) to expense	150	(200)
Loans charged off	(161)	(295)
Recoveries	67	731

Balance, end of year	$3,128	$1,957

As described in Note 1 under purchased loans, acquired loans exhibiting evidence of credit deterioration since origination are recorded at their allocated fair value, such that there is no carryover of the seller’s allocated allowance for loan losses. Since the acquisition closed on December 1, 2006, the Company is still in the process of identifying loans within the scope of this accounting rule, and the amount of allowance carried over from the acquisition will change. The Company expects to have its analysis completed early in the second quarter of 2007.

The change in the provision in 2006 as compared to 2005 is primarily a result of a favorable judgment in 2005 on a problem loan that had been partially charged-off. Upon receipt of the judgment award of $1.1 million in November 2005 from the Texas court system, $518,000 was applied to a non-accrual loan, $60,000 was reserved for collection expense related to the recovery and the remainder was applied as a partial recovery of the previously charged-off loan.

Impaired loans totaled $1.1 million and $257,000 at December 31, 2006 and 2005, respectively. An allowance for loan losses of $194,000 and $17,000 relates to impaired loans of $774,000 and $69,000 at December 31, 2006 and 2005, respectively.

Citizens First Corporation
Notes to Consolidated Financial Statements

Interest of $61,000 and $13,000 was recognized on average impaired loans of $646,000 and $592,000 for 2006 and 2005, respectively. Interest of $33,000 and $8,000 was recognized on impaired loans on a cash basis during 2006 and 2005, respectively.

At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $455,000 and $93,000, respectively. Non-accruing loans at December 31, 2006 and 2005 were $676,000 and $164,000, respectively.

Total gross loans purchased in the acquisition of Kentucky Banking Centers, Inc. were $79.3 million. None of them were considered impaired at December 31, 2006.

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2006	2005
	(Dollars In Thousands)

Land and land improvements	$2,852	$2,473
Buildings and improvements	6,948	4,957
Leasehold improvements	241	108
Furniture and fixtures	1,790	200
Equipment	2,216	1,475
Automobiles	92	41
Construction in progress	-	129
	14,139	9,383
Less accumulated depreciation	(2,962)	(1,775)

Net premises and equipment	$11,177	$7,608

Depreciation expense totaled $558,000 and $396,000 for 2006 and 2005, respectively.

Operating Leases: The Company leases certain branch properties and equipment under operating leases. Rent expense was $85,000 and $67,000 for 2006 and 2005. Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

2007        $217
2008         204
2009         204
2010         207
2011         210
Thereafter     2,567

Total     $3,609

During 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property. A gain of $246,000 was deferred and will be recognized over the term of the lease.

Note 5:	Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill during the year is as follows:

                                                                                                                                                                         2006                 2005
Beginning of year                                          $1,264    $ 937
Settlement of contingent consideration
from purchase of Commonwealth Mortgage                                                                                     448     327
Acquisition of Kentucky Banking Centers, Inc.                                                                            9,233      -

End of year                                                                                                                                       $10,945              $ 1,264

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:
2 0 0 6
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$ 2,203	$ -

No amortization expense was recorded in 2006.

Estimated amortization expense for each of the next five years:
(Dollars in Thousands)
2007	$344
2008	290
2009	275
2010	264
2011	262

        As of the end of the year, management is still in the process of subsequently evaluating the purchase accounting entries related to the acquisition  of        KBC.  It is probable that an adjustment will be made to other intangible assets, such as the addition of a customer relationship intangible asset.

Note 6:	Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $45.2 million and $29.6 million at December 31, 2006 and 2005.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)

2007	$116,505
2008	34,252
2009	3,063
2010	1,823
2011	1,137
Thereafter	57
$156,837

At December 31, 2006, five customers accounted for approximately $38.7 million, or 13.8%, of total deposits whereas, at December 31, 2005, three customers accounted for approximately $25.7 or 16.5% of total deposits.

Note 7:	Federal Home Loan Bank Advances and Letter of Credit

At year-end advances from the Federal Home Loan Bank (“FHLB”) were as follows:
                                                            2006                 2005
 Maturities January 2007 through July 2023, fixed rate at rates from 2.91% to 5.07%, averaging        $6,354         $14,500
                 4.27%
Maturities January 2007 through June 2007, floating rate at rates from 5.43% to   5. 75%,   averaging  5.56%                                  5,000 0
Total                                              $11,354   $14,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $44.6 million and $18.3 million of first mortgage loans under a blanket lien arrangement at year end 2006 and 2005. Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $14.9 million at year-end 2006.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)
2007	$9,481
2008	1,046
2009	211
2010	166
2011	152

Letter of Credit

At year-end 2006, the bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.

Note 8:	Notes Payable and Subordinated Debentures

In 2005, the Company executed a credit agreement with a correspondent bank for operating capital and general corporate purposes. The line was renewed in 2006. The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly. Under the credit agreement, the Company may not pay cash dividends on common stock without the lender’s prior consent and must meet other financial covenants. At year end 2006, the Company was in compliance with the covenants. The loan is secured by the Bank’s common stock. As of December 31, 2006, the line had a balance of $350,000 and an interest rate of 8.25%.

In October 2006, Citizens First Statutory Trust I,, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred   securities  with a liquidation amount of $1 per security. The Company issued $5.2 million of subordinated debentures to the trust in exchange for ownership of all of the

Citizens First Corporation
Notes to Consolidated  Financial Statements

common security of the trust and the proceeds of the preferred securities sold by the trust. In accordance with FASB Interpretation 46R, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $155 and is included in other assets.

The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000 per trust security, on or after January 1, 2012 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on January 1, 2037. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the three month LIBOR rate.  The interest rate at December 31, 2006 was 7.02%.

Note 9:	Income Taxes

The provision for income taxes includes these components:

	2006	2005
	(Dollars In Thousands)

Taxes currently payable	$827	$1,198
Deferred income taxes	328	(42)

Income tax expense	$1,155	$1,156

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2006	2005
	(Dollars In Thousands)
Computed at the statutory rate (34%)	$1,125	$1,153
Other	30	3

Actual tax expense	$1,155	$1,156

Citizens First Corporation
Notes to Consolidated Financial Statements

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2006	2005
	(Dollars In Thousands)
Deferred tax assets
Allowance for loan losses	$770	$341
Depreciation	-	34
Unrealized losses on available-for-sale securities	197	180
Accrued compensated absences	-	59
Deferred loan fees/costs	-	5
Non-qualified stock option expense	15	-
Other	4	56

	986	675

Deferred tax liabilities
Amortization of intangibles	(399)	-
Deferred loan fees/costs	(73)	-
FHLB stock dividends	(47)	(31)
Depreciation	(70)	-
Accretion on investment securities	(8)	(2)
Prepaid expenses	(21)	(29)
Other	(66)	-

	(684)	(62)
Net deferred tax asset	$302	$613

Note 10:	Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2006	2005
	(Dollars in Thousands)
Unrealized gains (losses) on available-for-sale securities	$ (57)	$(61)
Reclassification for realized amount included in income	7	-
Other comprehensive income (loss), before tax effect	(50)	(61)
Tax effect	18	21

Other comprehensive income (loss)	$(32)	$(40)

Citizens First Corporation
Notes to Consolidated Financial Statements

Note 11:	Regulatory Matters

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$ 31,840	12.77%	$ 19,941	8.0%	N/A	N/A
Citizens First Bank, Inc.	32,261	12.95%	19,934	8.0%	$24,918	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	28,724	11.52%	9,970	4.0%	N/A	N/A
Citizens First Bank, Inc.	29,146	11.70%	9,967	4.0%	14,951	6.0%

Tier I Capital (to Average Assets)
Consolidated	28,724	11.96%	9,605	4.0%	N/A	N/A
Citizens First Bank, Inc.	29,146	12.14%	9,605	4.0%	12,007	5.0%

Citizens First Corporation
Notes to Consolidated Financial Statements

As of December 31, 2005
Total Capital (to Risk-Weighted Assets)
Consolidated	$21,329	13.27%	$12,857	8.0%	N/A	N/A
Citizens First Bank, Inc.	21,040	13.09%	12,857	8.0%	$16,078	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	15,929	9.91%	6,428	4.0%	N/A	N/A
Citizens First Bank, Inc.	19,083	11.87%	6,428	4.0%	9,642	6.0%

Tier I Capital (to Average Assets)
Consolidated	15,929	8.40%	7,585	4.0%	N/A	N/A
Citizens First Bank, Inc.	19,083	10.06%	7,590	4.0%	9,487	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.
At December 31, 2006, the Bank could, without prior approval, declare dividends of approximately $6.1 million.

Note 12:	Related Party Transactions

At December 31, 2006 and 2005, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $9.2 million and $8.4 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$ 8,394
New loans	6,180
Repayments	(5,380)
Ending balance	$ 9,194

Deposits from related parties held by the Bank at December 31, 2006 and 2005, respectively, totaled $1.2 million and $2.1 million, respectively.

Note 13:	Employee Benefit Plans

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees. Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution on 4% of the employee’s compensation. Employer contributions charged to expense for 2006 were $103,000.

Prior to January 1, 2006, the Company had a defined contribution pension plan (SIMPLE plan) covering substantially all employees. Employees contributed a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution on 3% of the employee’s compensation. Employer contributions charged to expense for 2005 were $70,000.

Citizens First Corporation
Notes to Consolidated Financial Statements
Note 14:	Stock Option Plans

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003. The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf. 132,300 shares of Company common stock have been reserved for issuance under the plan. 5,287 shares remain available for future issuance. Options granted expire after ten years, and vest ratably over a three year period.

In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and shareholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes. 43,946 shares of common stock have been reserved for issuance under the plan. 21,262 shares remain available for future issuance. Options granted expire after ten years, and are immediately vested.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005

Dividend yields	0%	0%
Volatility factors of expected market price of common stock	21.39%	24.54%
Risk-free interest rates	4.58%	4.08%
Expected life of options	7 years	7 years
Weighted-average fair value of options granted during the year	$6.74	$4.50

▪	The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock. An increase in dividend yield will decrease compensation expense.

▪	The volatility was estimated using historical volatility for periods approximating the expected option life.

▪
The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

Citizens First Corporation
Notes to Consolidated Financial Statements

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the year ended December 31, 2006, employee and non-employee compensation expense recorded was $273,000. As of December 31, 2006, unrecognized compensation expense associated with stock options was $321,000 which is expected to be recognized over a weighted average period of 3 years. The following table reflects the effects of applying the provisions of this statement:

Dollars in Thousands, except per share data	As Reported	Effect of SFAS 123R	Pro Forma
	Year	Year	Year
	Ended December 31,	Ended December 31,	Ended December 31,
	2006	2006	2006
Income before income taxes	$3,308	$273	$3,581
Provision for income tax	1,155	15	1,170
Net income before preferred stock dividend	$ 2,153	$ 258	$ 2,411

Earnings per share:
Basic	$ 1.49	$ 0.24	$ 1.73
Diluted	$ 1.28	$ 0.15	$ 1.43

A summary of the status of the plans at December 31, 2006, and changes during the period then ended is presented below:

	2006
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	100,383	$13.64
Granted	48,300	$18.97
Exercised	-
Forfeited	(486)	$15.72
Expired	-

Outstanding, end of year	148,197	$15.37

Options exercisable, end of year	61,241	$14.11

The weighted average remaining term for outstanding stock options was 8.23 years at December 31, 2006. The weighted average remaining term for exercisable options was 7.79 years at December 31, 2006. The aggregate intrinsic value at December 31, 2006 was $233,000 for stock options outstanding and $138,000 for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Citizens First Corporation
Notes to Consolidated Financial Statements

Note 15:	Acquisition of Commonwealth Mortgage and Southern Kentucky
                            Land Title

On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc. Commonwealth Mortgage originates one to four family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts. The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1.4 million payable upon the combined entities’ achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets. 25% of the deferred purchase price will be paid by the issuance of the Company’s common stock, valued at the average of the closing sales price of the stock over the last 10 trading days of the applicable calendar year. At the Seller’s option, an additional 25% of such deferred purchase price, if any, may be paid in shares of the Company’s common stock. The deferred contingent purchase price will be accounted for as additional purchase price at the time the contingency is resolved. The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,000 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank. Goodwill from this transaction is not tax deductible.

In the second quarter of 2006, Commonwealth Mortgage relocated its offices to the Campbell Lane office of the Bank. Subsequently, the .2 acre site and the building at 1301 US 31W Bypass which had formerly housed Commonwealth Mortgage were sold for $286,000 which netted the Company a gain of $49,000.

The Bank paid $309,000 and $252,000 in cash, and issued common stock for approximately $82,000 and $84,000, associated with the contingent purchase price during 2006 for the 2005 year and during 2005, for the 2004 year, respectively. Goodwill recognized in these transactions amounted to approximately $391,000 and $336,000, all of which was assigned to the Bank.

Subsequent to December 31, 2006, the Bank paid $288,000 in cash associated with the contingent purchase price for the final contingent purchase price payment in the contract. Additionally, the Company will issue common stock for approximately $96,000 during the first quarter of 2007 associated with the contingent purchase price. The total of approximately $386,000 was accrued as of December 31, 2006, and recorded as goodwill.

The acquisition of Commonwealth Mortgage and Southern Kentucky Land Title was completed to give the Bank an expanded presence in the local mortgage origination market, to further expand the Bank’s customer service offerings and to supplement the Bank’s non-interest fee income.

Note 16:	Commitments and Credit Risk

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

The following table outlines the contractual amounts of financial instruments with off-balance-sheet risk at year end as follows:

Citizens First Corporation
Notes to Consolidated Financial Statements

	December 31, 2006		December 31, 2005
	(Dollars in Thousands)

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$ 7,600	$ 31,300	$4,700	$19,400

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 3.79% to 21.0% and maturities ranging from 2.2 months to 31.3 years.

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

The Bank had total outstanding standby letters of credit amounting to $2.2 million and $2.0 million at December 31, 2006 and 2005, respectively, with terms ranging from days to one year.

Citizens First Corporation
Notes to Consolidated Financial Statements

Note 17:	Disclosures about Fair Value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2006		December 31, 2005
	(Dollars in Thousands)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	29,850	29,850	15,7435,743	15,743
Available-for-sale securities	42,613	42,613	12,058	12,058
Loans held for sale	108	108	621	621
Loans, net of allowance	236,439	240,263	155,612	154,848
FHLB stock	1,946	1,946	615	615
Accrued interest receivable	2,813	2,813	1,086	1,086

Financial Liabilities
Deposits	279,375	279,960	156,377	156,701
Securities sold under repurchase agreements	3,921	3,921	2,920	2,920
FHLB advances	11,354	11,176	14,500	14,385
Note Payable	350	350	-	-
Subordinate debentures	5,000	5,000	-	-
Accrued interest payable	722	722	361	361

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

Note 18:	Business Combination

On November 30, 2006, we acquired 100% of the outstanding shares of Kentucky Banking Centers, Inc. (“KBC”). Operating results of KBC are included in the consolidated financial statements since the date of the acquisition, and KBC has been merged into the Bank. As a result of this acquisition, we expect to further solidify our market share in the south central Kentucky region known as the Barren River Area Development District. We expect to increase our market, expand our customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. This access to additional growing communities in our market area, as well as the stable and profitable deposit base contributed to the purchase price.

The purchase price was $18.7 million in cash, including $230,000 in acquisition expenses. The purchase price resulted in $9.2 million in goodwill, and $2.2 million in core deposit intangible. The core deposit

Citizens First Corporation
Notes to Consolidated Financial Statements
 intangible asset is being amortized over 8 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and the core deposit intangible asset will be deducted for tax purposes over 15 years using the straight line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of intangible assets; thus, the purchase price allocation is subject to refinement.

Securities available for sale         $31,048
Loans,net                                    78,223
Goodwill                                                                       9,233
Core deposit and other intangibles                         2,203
Other assets                                                              19,124
Total assets acquired                                     139,831
Deposits                     119,400
Other liabilities                                                           1,758
Total liabilities assumed                               121,158

Net assets acquired                                      $18,673

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2006 and 2005. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

2006  2005

Net interest income                                  $ 13,432             $ 11,729

Net income                                          $ 2,972           $ 2,943

Basic earnings per share                            $ 1.24               $ 1.23
Diluted earnings per share                                $ 1.16           $ 1.15

Citizens First Corporation
Notes to Consolidated Financial Statements

Note 19: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2006	2005
	(Dollars in Thousands)
Assets
Cash	$177	$537
Investment in Citizens First Bank, Inc.	41,912	19,669
Other assets	85	76
Total assets	$42,174	$20,282

Liabilities
Borrowings	$ 5,350	$—
Other liabilities	335	324
Total liabilities	5,685	324
Stockholders’ Equity	36,489	19,958

Total liabilities and stockholders’ equity	$42,174	$20,282

Condensed Statements of Operations
	2006	2005
	(Dollars in Thousands)

Income	$260	$—
Expenses
Interest expense	83	—
Stock option expense	273	—
Professional fees	193	122
Other expenses	33	24
Total expenses	582	146

Loss before Income Taxes and Equity in Undistributed Income of Subsidiary	(322)	(146)

Income Tax Credit	(166)	(50)

Loss before Equity in Undistributed Income of Subsidiary	(156)	(96)

Equity in Undistributed Income of Subsidiary	2,309	2,333

Net Income	$2,153	$2,237

Citizens First Corporation
Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows
2006		2005
(Dollars in Thousands)

Operating Activities
Net income	$ 2,153	$2,237
Adjustments:
Equity in undistributed income of subsidiary	(2,309)	(2,333)
Stock based compensation	273	—
Changes in
Other assets	(9)	2
Other liabilities	11	16
Net cash used in operating activities	119	(78)

Investing Activity - Investment in subsidiary	(19,966)	—

Financing Activities
Proceeds from borrowings	5,350	—
Payment of dividends on preferred stock	(520)	(520)
Issuance of common stock, net	14,657	105
Net cash provided by financing activities	19,487	(415)

Increase in Cash and Cash Equivalents	(360)	(493)

Cash and Cash Equivalents, Beginning of Year	537	1,030

Cash and Cash Equivalents, End of Year	$177	$537

Note 20: Earnings Per Share

All references to common shares and earnings per share have been restated to reflect the stock dividends issued in 2005 and 2006. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average common shares outstanding during each year. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles basic and diluted earnings per share for the years ending December 31, 2006 and 2005.

Citizens First Corporation
Notes to Consolidated Financial Statements

	2006			2005
	Income	Weighted-Average Shares	Per Share Amount	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Net income	$2,153			$2,237
Less: Dividends on preferred stock	(520)			(520)
Net income available to common shareholders	1,633	1,094,438	$1.49	1,717	936,847	$1.83

Effect of dilutive securities
Preferred stock	520	568,890		520	568,890
Stock options	-	14,203		-	10,849

Diluted earnings per share
Net income available to common shareholders and assumed conversions	$2,153	1,677,531	$ 1.28	$2,237	1,516,586	$ 1.47

Stock options for 58,664 and 0 shares of common stock were not considered in computing diluted earnings per common share for 2006 and 2005, respectively, because they were antidilutive.

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

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2006, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Election of Directors” of the Proxy Statement of the Company for the 2007 Annual Meeting of Shareholders to be held May 17, 2007 (“Proxy Statement”), and is incorporated herein by reference. The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Bowling Green, Kentucky 42103.

Item 10. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” of the Proxy Statement and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item appears under the heading “Share Ownership of Management and Certain Beneficial Owners” of the Proxy Statement and in Note 14 of the Notes to the Consolidated Financial Statements of the Company (included under Item 7 of the Report on Form 10-KSB), each of which is incorporated herein by reference.

Item 12. Certain Relationships, Related Transactions and Director Independenc

Information required by this Item appears under the headings “Election of Directors,” “Corporate Governance” and “Certain Transactions” of the Proxy Statement and is incorporated herein by reference.

Item 13. Exhibits

EXHIBIT INDEX

2  Stock Purchase Agreement among Citizens First Corporation, Farmers Capital Bank Corporation and Kentucky Banking Centers, Inc., dated June 1, 2006 (incorporated by reference to Exhibit 2 of the Registrant's Form 8-K filed June 7, 2006).

3.1   Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).

3.2 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant’s Form 10-QSB dated June 30, 2004).

3.3  Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Form 8-K filed March 19, 2007).

4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2  Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).

4.3  Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.3).

4.4  Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments.

10.1 Employment Agreement between Citizens First Corporation and Mary D. Cohron as amended by First Amendment to Employment Agreement (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed March 17, 2005).*

10.2 Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed March 17, 2005).*

10.3 Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.1of the Registrant's Form 8-K filed October 13, 2005).*

10.4 Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed March 17, 2005).*

10.5 2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.6 2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.7   Management Bonus Compensation Plan (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed January 25, 2006)*.

10.8 Business Loan Agreement and related Promissory Note between The Bankers Bank and Citizens First Corporation dated September 26, 2006 (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed September 27, 2006.)

10.9  Second Amendment to Employment Agreement between Citizens First Corporation and Mary D. Cohron dated August 17, 2006 (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed August 23, 2006.)*

10.10  First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed September 27, 2006.)*

10.11  First Amendment to Employment Agreement between Citizens First Corporation and Steve Marcum (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed September 27, 2006.)*

10.12  First Amendment to Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed September 27, 2006.)*

21 Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant’s Registration Statement on Form SB-2 (No. 333-103238)).

23.1   Consent of Crowe Chizek and Company LLC.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

*Denotes a management contract or compensatory plan or agreement.

Item 14. Principal Accountant Fees and Services

Information required by this Item is contained under the heading “Independent Public Accounting Firm” of the Proxy Statement and is incorporated herein by reference.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                              Citizens First Corporation

Date:March 30, 2007                                                                              By: /s/ Mary D. Cohron
                           Mary D. Cohron
                                                                                                           President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Mary D. Cohron                    March 30, 2007
           Mary D. Cohron
President, Chief Executive Officer
And Director

/s/ J. Steven Marcum	March 30, 2007
   J. Steven Marcum
Executive Vice President and Chief Financial Officer

/s/ Floyd H. Ellis, Chairman March 30, 2007
Floyd H. Ellis

/s/ Jerry E.Baker March 30, 2007
Jerry E. Baker

/s/ Billy J. Bell March 30, 2007
Billy J. Bell

/s/ Barry D. Bray March 30, 2007
Barry D. Bray

/s/ John J. Kelly March 30, 2007
John J. Kelly

/s/ Sarah G. Grise March 30, 2007
Sarah G. Grise

/s/ Christopher B. Guthrie March 30, 2007
Christopher B. Guthrie

/s/ Joe B.Natcher, Jr. March 30, 2007
Joe B. Natcher

/s/ Steven W. Newberry March 30, 2007
Steven W. Newberry

/s/ John T. Perkins March 30, 2007
John T. Perkins

/s/ Jack W. Sheidler March 30, 2007
Jack W. Sheidler

/s/ Wilson L. Stone March 30, 2007
Wilson L. Stone

/s/ Freddie L. Travis March 30, 2007
Freddie L. Travis

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

I, Mary D. Cohron certify that:

1.	I have reviewed this annual report on Form 10-KSB of Citizens First Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  4.The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 30, 2007

/s/ Mary D. Cohron
   Mary D. Cohron
   President and Chief Executive Officer

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

I, John Steven Marcum certify that:

1.	I have reviewed this annual report on Form 10-KSB of Citizens First Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 30, 2007

/s/J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer

Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report on Form 10-KSB of Citizens First Corporation (the "Company") for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Mary D. Cohron, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

By: /s/Mary D. Cohron
----------------------
Mary D. Cohron
Chief Executive Officer

Date: March 30, 2007

Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Annual Report on Form 10-KSB of Citizens First Corporation (the "Company") for the period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, John Steven Marcum, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company

By: /s/J. Steven Marcum
----------------------------
J. Steven Marcum
Chief Financial Officer

Date: March 30, 2007