Form 10QSB
period 2007-03-31
CITIZENS FIRST CORP
filed 2007-05-15
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR     ☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File Number 001-33126

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 15, 2007
Common Stock, no par value per share	1,984,583 shares

Transitional Small Business Disclosure Format: Yes ☐ No ☒

CITIZENS FIRST CORPORATION

                                         2

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	March 31, 2007	December 31, 2006
	(In thousands except share data)
Assets
Cash and due from financial institutions	$7,986	$8,715
Federal funds sold	29,087	21,135

Cash and cash equivalents	37,073	29,850

Available for sale securities	37,279	42,613
Loans held for sale	1,407	108
Loans, net of allowance of $3,000 and $3,128 at March 31, 2007 and December 31, 2006, respectively	247,760	236,439
Premises and equipment, net	11,253	11,177
Federal Home Loan Bank (FHLB) stock, at cost	1,946	1,946
Accrued interest receivable	2,759	2,813
Deferred income taxes	272	302
Goodwill	10,904	10,945
Core deposit intangible	2,117	2,203
Other assets	572	379

Total assets	$353,342	$338,775

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$26,174	$26,544
Savings, NOW and money market	96,840	95,994
Time	173,846	156,837

Total deposits	296,860	279,375

Securities sold under repurchase agreements	3,390	3,921
FHLB advances	9,233	11,354
Notes payable	-	350
Subordinated debentures	5,000	5,000
Accrued interest payable	915	722
Other liabilities	1,061	1,564

Total liabilities	316,459	302,286

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at March 31, 2007 and at December 31, 2006, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,984,583 shares at March 31, 2007 and 1,978,463 shares at December 31, 2006	26,723	26,573
Retained earnings	2,912	2,639
Accumulated other comprehensive income (loss)	(411)	(382)
Total stockholders' equity	36,883	36,489
Total liabilities and stockholders' equity	$353,342	$338,775
See Notes to Consolidated Financial Statements.

                                         3

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended March 31	2007	2006
	(In thousands, except per share data)
Interest and dividend income
Loans	$5,035	$2,988
Taxable securities	368	115
Non-taxable securities	83	6
Federal funds sold and other	328	124
Total interest and dividend income	5,814	3,233
Interest expense
Deposits	2,408	1,018
Securities sold under agreements to repurchase	20	7
FHLB advances	110	122
Subordinated debentures	88	-
Short-term borrowings	6	-
Total interest expense	2,632	1,147
Net interest income	3,182	2,086
Provision for loan losses	60	-
Net interest income after provision for loan losses	3,122	2,086
Non-interest income
Service charges on deposit accounts	346	177
Other service charges and fees	53	21
Sale of mortgage loans	77	55
Lease income	57	52
Other	25	15
Total non-interest income	558	320
Non-interest expenses
Salaries and employee benefits	1,557	886
Net occupancy expense	258	138
Equipment expense	187	99
Advertising	102	54
Professional fees	99	59
Data processing services	210	106
Franchise shares and deposit tax	117	56
Core deposit intangible amortization	86	-
Postage and office supplies	64	30
Telephone and other communication	63	28
Other	240	117
Total non-interest expenses	2,983	1,573
Income before income taxes	697	833
Provision for income taxes	225	284
Net income	$ 472	$ 549
Dividends declared on preferred stock	128	128
Net income available for common stockholders	$ 344	$ 421
Basic earnings per share	$0.17	$0.45
Diluted earnings per share	$0.17	$0.36
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31

	2007	2006
	(In thousands)

Balance January 1	$36,489	$19,958
Net income	472	549
Issuance of common stock	96	-
Stock-based compensation	54	47
Adoption of FIN 48	(71)	-
Payment of preferred dividends, $ 512.75 per share for 2007 and 2006	(128)	(128)
Other comprehensive income (loss), net of tax	(29)	(123)
Balance at end of period	$36,883	$20,303

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Unaudited) For the three months ended March 31

	2007	2006
	(In thousands)

Net income	$ 472	$ 549
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(29)	(123)

Comprehensive income	$ 443	$ 426

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31	2007	2006
	( In thousands)
Operating activities:
Net income	$ 472	$ 549
Items not requiring (providing) cash:
Depreciation and amortization	193	115
Stock-based compensation expense	54	46
Adoption of FIN 48	(71)	-
Provision for loan losses	60	-
Amortization of premiums and discounts on securities	(101)	(8)
Deferred income taxes	(30)	(87)
Sale of mortgage loans held for sale	4,874	3,857
Origination of mortgage loans for sale	(6,096)	(3,252)
Gains on sales of loans	(77)	(55)
Net gain on sale of other real estate owned	(1)	-
FHLB stock dividends received	-	(9)
Changes in:
Interest receivable	54	(18)
Other assets	107	(287)
Interest payable and other liabilities	(106)	9
Net cash provided by (used in) operating activities	(668)	860
Investing activities:
Loan originations and payments, net	(11,382)	(4,262)
Purchases of premises and equipment	(269)	(485)
Purchase of available-for-sale securities	(7,836)	(830)
Proceeds from maturities of available-for-sale securities	13,227	126
Proceeds from sale of other real estate owned	84	-
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(288)	(246)
Net cash used in investing activities	(6,464)	(5,697)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	476	(183)
Net change in time deposits	17,009	8,793
Net change in other borrowings	(350)	-
Proceeds from FHLB advances	2,000	5,000
Repayment of FHLB advances	(4,121)	(5,052)
Net change in repurchase agreements	(531)	(253)
Dividends paid on preferred stock	(128)	(128)
Net cash provided by financing activities	14,355	8,177
Increase in cash and cash equivalents	7,223	3,340
Cash and cash equivalents, beginning of year	29,850	15,743
Cash and cash equivalents, end of quarter	$37,073	$19,083
Supplemental Cash Flows Information:
Interest paid	$2,439	$1,134
Income taxes paid	$ 100	$ 20
Loans transferred to other real estate	$ 140	$ 136
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ 96	-
Deferred revenue related to a sale leaseback transaction	$ 4	-
See Notes to Consolidated Financial Statements.

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

The accounting and reporting policies of Citizens First Corporation (the “Company”) and its subsidiary, Citizens First Bank, Inc. (the “Bank”), conform to U.S. generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany transactions and accounts have been eliminated in consolidation.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year. The consolidated balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

(2) Adoption of New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard was effective as of January 1, 2007. The adoption of this Statement did not have a material impact on the consolidated financial position or results of operations of the Company.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had the effect of reducing retained earnings and increasing other liabilities of the Company’s financial statements by $71,000 on January 1, 2007; this amount of unrecognized tax benefit would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return,  and a Kentucky income tax return which are subject to examination by taxing authorities for all years after 2002.  The unrecognized tax benefit discussed above is not anticipated to change in the next twelve months.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue was effective as of January 1,

2007. The adoption of this issue did not have a material impact on the consolidated financial statements of the Company.

Effect of newly issued but not yet effective accounting standards -
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Statement is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this Statement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not believe the adoption of this issue will have a material impact on the consolidated financial statements of the Company.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of the adoption of this standard.

(3) Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2007 and 2006.

Dollars in Thousands, except per share data

	Quarter ended March 31, 2007			Quarter ended March 31, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 472			$ 549
Less: Dividends on preferred stock	(128)			(128)

Net income available to common shareholders	344	1,982,883	$0.17	421	938,325	$0.45

Effect of dilutive securities
Convertible preferred stock	128	568,890		128	568,890
Stock options	-	7,012		-	31,448

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$472	2,558,785	$ 0.17	$ 549	1,538,663	$0.36

Stock options for 56,144 and 50,369 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2007 and 2006, respectively, because they are antidilutive.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy. This narrative should be reviewed in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

Results of Operations

The Company reported net income for the three months ended March 31, 2007 of $472,000, or $0.17 and $0.17 per basic and diluted common share, respectively, compared to net income of $549,000, or $0.45 and $0.36 per basic and diluted common share, respectively, for the three months ended March 31, 2006. The first quarter of 2007 represents the first full quarter of operating results since the acquisition of Kentucky Banking Centers, Inc. (“KBC”) on November 30, 2006.

The return on average assets (“ROA”) for the Company was .56% for the three months ended March 31, 2007, compared to 1.14% for the previous year. ROA for the Bank was .74% for the three months ended March 31, 2007 compared to 1.23% for the previous year. The decrease in return on average assets is due to the increase in average assets, primarily from the acquisition of Kentucky Banking Centers, coupled with a decline in net income. The decline in return on average equity is attributable to an increase in total equity capital combined with a decline in net income.

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

For the quarter ended March 31, 2007, net interest income was $3.2 million, an increase of $1.1 million over net interest income of $2.1 million in 2006. The increase in 2007 resulted primarily from the increase in loans due to the acquisition of Kentucky Banking Centers, Inc. in the fourth quarter of 2006. For the three months ended March 31, 2007, net interest income was $3.2 million on a tax-equivalent basis, an increase of $1.1 million over net interest income of $2.1 million in 2006.

The net interest margin for the three months ended March 31, 2007 was 4.23%, compared to 4.65% in 2006. This decrease of 42 basis points is attributable to the increase in the cost of funds while the yield on earning assets declined.

The following table sets forth for the three months ended March 31, 2007 and 2006, respectively, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Three months ended March 31,		2007			2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 21,777	$ 297	5.53%	$10,575	$ 115	4.43%
Available-for-sale securities (1)
Taxable	30,473	368	4.90%	11,948	115	3.90%
Nontaxable (1)	8,760	125	5.79%	690	10	5.83%
Federal Home Loan Bank stock	1,946	31	6.46%	616	9	5.92%
Loans, net (2)	246,296	5,035	8.29%	158,595	2,988	7.64%
Total interest earning assets	309,252	5,856	7.68%	182,424	3,237	7.20%
Non-interest earning assets	33,459			13,725
Total Assets	$ 342,711			$196,149

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 88,483	$ 411	1.88%	$ 50,432	$ 148	1.19%
Savings accounts	7,120	23	1.31%	3,011	8	1.02%
Time deposits	164,461	1,974	4.87%	88,807	862	3.94%
Total interest-bearing deposits	260,064	2,408	3.76%	142,250	1,018	2.91%
Short-term Borrowings	326	6	7.46%	3	-	4.91%
Securities sold under repurchase agreements	3,351	20	2.42%	3,007	7	0.94%
FHLB borrowings	9,617	110	4.63%	13,884	122	3.57%
Subordinated debentures	5,000	88	7.14%	-	-
Total interest-bearing liabilities	278,358	2,632	3.83%	159,144	1,147	2.92%
Non-interest bearing deposits	25,479			15,334
Other liabilities	2,133			1,379
Total liabilities	305,970			175,857
Shareholders’ equity	36,741			20,292
Total Liabilities and Shareholders’ Equity	$ 342,711			$196,149
Net interest income		$ 3,224			$ 2,090
Net interest spread (1)			3.85%			4.28%
Net interest margin (1) (3)			4.23%			4.65%
Return on average assets ratio			.56%			1.14%
Return on average equity ratio			5.21%			10.97%
Equity to assets ratio			10.44%			10.77%
_______________
(1) Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2) Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3) Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended March 31, 2007 and 2006. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended
(Dollars in thousands)	March 31,
	2007 vs. 2006
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ 60	$ 122	$ 182
Available-for-sale-securities:
Taxable	75	178	253
Nontaxable (1)	-	115	115
FHLB stock	3	19	22
Loans, net	395	1,652	2,047
Total net change in income on earning assets	533	2,086	2,619

Interest-bearing liabilities:
Interest-bearing transaction accounts	151	112	263
Savings accounts	4	11	15
Time deposits	378	734	1,112
Securities sold under repurchase agreements	13	0	13
FHLB borrowings	25	(37)	(12)
Notes payable	-	6	6
Subordinated debentures	-	88	88
Total net change in expense on interest-bearing liabilities	571	914	1,485

Net change in net interest income	$ (38)	$ 1,172	$1,134

Percentage change	(3.4)%	103.4%	100.0%
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

The provision for loan losses for the first quarter of 2007 was $60,000, or .02% of average loans, compared to no provision for the first quarter of 2006. The increase in the provision expense is due to the growth of the loan portfolio, primarily attributable to loans acquired from Kentucky Banking Centers in the fourth quarter of 2006.

Non-Interest Income

Non-interest income for the three months ended March 31, 2007 and 2006, respectively, was $558,000 and $320,000, an increase of $238,000, or 74.4%. Gain on sale of mortgage loans increased by $22,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, as originations increased slightly. Service charges on deposit accounts increased $169,000, or 95.5%, for the three months as a result of the acquisition of Kentucky Banking Centers. Other service charges and fees for the three months ended March 31, 2007 and 2006, respectively, was $53,000 and $21,000, an increase of $32,000. This increase includes an increase in ATM and bankcard fees of $15,000, an increase in the sale of printed checks of $8,000, and an increase in secondary market fees of $4,000.

The following table shows the detailed components of non-interest income for the three months ended March 31, 2007 as compared to March 31, 2006:

( Dollars In Thousands)	March 31, 2007	March 31, 2006	Increase (Decrease)
Service charges on deposit accounts	$346	$177	$169
Other service charges and fees	53	21	32
Gain on the sale of mortgage loans held for sale	77	55	22
Title premium fees	12	13	(1)
Lease income	57	52	5
Other	13	2	11
	$558	$320	$ 238

Non-Interest Expense

Non-interest expense was $3.0 million in the first quarter of 2007, up from $1.6 million in the same quarter of 2006, an increase of $1.4 million or 87.5%. An increase in salary and employee benefit expense of $671,000, due to the acquisition of Kentucky Banking Centers in the fourth quarter of 2006 and other staff additions, accounted for the most significant variances compared to the same period in 2006. Occupancy expenses increased $120,000, or 87.0%, due to additional locations acquired during 2006. Data processing services increased $104,000, or 98.1%, due to the acquisition of Kentucky Banking Centers in the fourth quarter of 2006.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006. SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the quarters ended March 31, 2007 and March 31, 2006 respectively, compensation expense recorded was $54,000 and $47,000, respectively.

The increases (decreases) in expense by major categories are as follows for the three months ended March 31, 2007 as compared to March 31, 2006:

(In Thousands)	March 31, 2007	March 31, 2006	Increase (Decrease)
Salaries and employee benefits	$1,557	$886	671
Net occupancy expense	258	138	120
Equipment expense	187	99	88
Advertising	102	54	48
Professional fees	99	59	40
Data processing services	210	106	104
Franchise shares and deposit tax	117	56	61
Core deposit intangible amortization	86	-	86
Postage and office supplies	64	30	34
Telephone and other communication	63	28	35
Other operating expenses	240	117	123
	$2,983	$1,573	$1,410

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2007. During the first quarter of 2007, income tax expense totaled $225,000, compared to $284,000 for the same period of 2006. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. The effective tax rate for 2007 was 32.3%, compared to 34.1% for 2006. The increase is related to the compensation expense for employee stock options, which is not deductible for income tax purposes.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007. The adoption of FIN 48 had the effect of reducing retained earnings of the Company’s financial statements by $71,000 on January 1, 2007; this amount of unrecognized tax benefit would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income. Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit. It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky income tax return. These returns are subject to examination by taxing authorities for all years after 2002. The unrecognized tax benefit discussed above is not anticipated to change in the next twelve months.

Balance Sheet Review

Overview

Total assets at March 31, 2007 were $353.3 million, up from $338.8 million at December 31, 2006, an increase of $14.5 million, or 4.3%. Loans increased $11.3 million and federal funds sold increased $8.0 million, while available-for-sale securities decreased $5.3 million. Deposits grew by $17.5 million from the prior year end which allowed borrowings from the FHLB to be reduced by $2.1 million.

The Company’s annualized return on average equity was 5.21% for the three months ending March 31, 2007, compared to an annualized return of 10.97% for the three months ending March 31, 2006.

Loans

At March 31, 2007, loans totaled $250.8 million, compared to $239.6 million at December 31, 2006, an increase of $11.2 million, or 4.7%. Total loans averaged $246.3 million for the first three months of 2007, compared to $158.6 million for the three months ended March 31, 2006, an increase of $87.7 million, or 55.3%, reflecting the KBC acquisition in December 2006. The Company experienced strong loan growth in its market area throughout the first three months of the year compared to year-end, with particular strength in middle market commercial loans. Residential real estate loans and consumer loans slightly declined during the first three months of 2007. The following table presents a summary of the loan portfolio by category:

Dollars in thousands	March 31,	% of	December 31,	% of
	2007	Total Loans	2006	Total Loans
Commercial and agricultural	$71,769	28.62%	$ 61,112	25.51%
Commercial real estate	99,535	39.69%	97,198	40.57%
Residential real estate	63,063	25.15%	64,623	26.98%
Consumer	16,393	6.54%	16,634	6.94%
	$250,760	100.00%	$239,567	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky. As of March 31, 2007, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.5 million to $4.9 million. The aggregate amount of these credit relationships was $46.2 million.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2007. Maturities are based on contractual terms. The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
March 31, 2007	Within One Year	After One But Within Five Years	After Five Years	Total
Dollars in thousands

Commercial and agricultural	$ 38,311	$ 22,172	$ 11,286	$ 71,769
Commercial real estate	36,400	24,654	38,481	99,535
Residential real estate	8,853	9,965	44,245	63,063
Consumer	4,574	10,924	895	16,393
Total	$ 88,138	$ 67,715	$ 94,907	$250,760

The table below presents loans outstanding as of March 31, 2007 categorized by fixed and variable interest rates:

March 31, 2007	Fixed Rate	Variable Rate
Dollars in thousands

Due within one year	$ 36,227	$ 152,110
Due after one but within five years	50,071	-
Due after five years	12,352	-
Total	$ 98,650	$ 152,110

Asset Quality and the Allowance for Loan Losses

Asset quality is considered by management to be of primary importance, and the Company employs two full-time internal credit review officers to monitor adherence to the lending policy as approved by the board of directors and to assess a minimum of 30% of our loan portfolio. Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

	March 31, 2007	December 31, 2006
(Dollars in Thousands)
Non-performing loans	$ 967	$ 1,131
Non-performing assets	1,073	1,330
Allowance for loan losses	3,000	3,128
Non-performing assets to total loans	0.43%	0.56%
Non-performing assets to total assets	0.30%	0.39%
Net charge-offs to average total loans	0.08%	.06%
Allowance for loan losses to non-performing loans	310.24%	276.57%
Allowance for loan losses to total loans	1.20%	1.31%

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

The non-performing loans at March 31, 2007 consisted of $630,000 of non-accrual loans and $337,000 of loans past due 90 days or more. Of the non-accrual loans, $54,000 are loans secured by real estate in the process of collection, $60,000 are consumer loans, $298,000 are loans secured by real estate not in foreclosure, and $218,000 are commercial loans. The $337,000 of loans past due 90 days or more include two commercial real estate loans totaling $127,000, one residential real estate loan of $84,000, and one commercial loan of $66,000. Other non-performing assets include $80,000 in other real estate and $26,000 in repossessed equipment and vehicles. Of the total $967,000 of non-performing loans at March 31, 2007, $332,000 is attributable to Kentucky Banking Centers.

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

The following table sets forth an analysis of the Company’s allowance for loan losses for the three months ended March 31, 2007 and 2006:

Summary of Loan Loss Experience
	March 31, 2007	March 31, 2006
(Dollars in thousands)
Balance, beginning of year	$3,128	$1,957
Provision for loan losses	60	-
Amounts charged off:
Commercial	(27)	(48)
Commercial real estate	(48)	-
Residential real estate	(95)	-
Consumer	(26)	(3)
Total loans charged off:	(196)	(51)
Recoveries of amounts previously charged off:
Commercial	2	-
Commercial real estate	-	-
Residential real estate	-	-
Consumer	6	-
Total recoveries	8	-
Net (charge-offs) recoveries	(188)	(51)
Balance, end of period	$3,000	$1,906

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss

	March 31, 2007		December 31, 2006		March 31, 2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 686	25.15%	$690	26.98%	$ 424	28.21%
Consumer and other loans	224	6.54%	272	6.94%	167	5.92%
Commercial and agriculture	713	28.62%	660	25.51%	391	26.24%
Commercial real estate	1,276	39.69%	1,344	40.57%	513	39.63%
Unallocated	101	0.00%	162	0.00%	411	0.00%
Total allowance for loan losses	$ 3,000	100.00%	$ 3,128	100.00%	$ 1,906	100.00%

We believe that the allowance for loan losses of $3.0 million at March 31, 2007 is adequate to absorb probable incurred credit losses in the loan portfolio. That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future. We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio and due to the acquisition of Kentucky Banking Centers, Inc. Since March 31, 2006, the unallocated portion of the allowance for loan losses has decreased as specific allocations have been made for the various types of loans.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions. The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate. Securities are all classified as available-for-sale, and averaged $39.2 million for the first three months of 2007, compared to $12.6 million for 2006. The table below presents the carrying value of securities by major category.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)

U.S. Government agencies	$ 20,131	$ 29,495
Mortgage-backed securities	7,535	4,869
Municipal securities	9,613	8,249
Total available-for-sale securities	$ 37,279	$ 42,613

The table below presents the maturities and yield characteristics of securities as of March 31, 2007. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2007		Over	Over
Dollars in thousands		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ 8,941	$ 4,492	$6,988	$ -	$ 20,421	$ 20,131
Mortgage-backed securities:(1)	196	5,504	2,011	-	7,711	7,535
Municipal securities	151	991	3,722	4,906	9,770	9,613
Total available- for sale -securities	$ 9,288	$ 10,987	$ 12,721	$ 4,906	$ 37,902	$ 37,279

Percent of total	24.5%	29.0%	33.6%	12.9%	100.0%
Weighted average yield(2)	5.17%	4.72%	4.62%	5.58%	4.91%
_______________

(1) Mortgage-backed securities are grouped into average lives based on March 2007 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-
equivalent basis.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer deposits. As of March 31, 2007, total deposits were $296.9 million, compared to total deposits of $279.4 million at December 31, 2006, an increase of $17.5 million or 6.3%.

Total deposits averaged $285.5 million during the first three months of 2007, an increase of $127.9 million, or 81.2%, compared to $157.6 million in 2006. Time deposits of $100,000 or more totaled $51.8 million at March 31, 2007, compared to $45.2 million at December 31, 2006. Interest expense on time deposits of $100,000 or more was $500,000 for the first three months of 2007, compared to $242,000 for the first three months of 2006. The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2007 and December 31, 2006:

Maturity of Time Deposits of $100,000 or more
Dollars In Thousands	March 31, 2007	December 31, 2006

Three months or less	$9,633	$ 6,515
Over three through six months	7,997	9,884
Over six through twelve months	14,895	17,154
Over one year through three years	16,394	10,802
Over three years	2,928	880
Total	$ 51,847	$ 45,235

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management. These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Rates vary based on the term to repayment, and are summarized below as of March 31, 2007:

Dollars In Thousands
Type	Maturity	Rate	Amount
Fixed	May 2, 2007	4.19%	$3,000
Fixed	October 27, 2008	4.83%	500
Fixed	February 1, 2009	5.07%	624
Fixed	February 16, 2010	5.11%	2,000
Fixed	July 1, 2013	2.91%	824
Fixed	January 1, 2018	3.95%	179
Fixed	July 1, 2023	2.96%	106
Variable	June 27, 2007	5.42%	1,000
Variable	June 27, 2007	5.75%	1,000
			$9,233

At March 31, 2007, we had available collateral to borrow an additional $33.9 million from the FHLB.

Other Borrowings. In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes. The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly. Under the credit agreement, we may not pay cash dividends without the lender’s prior consent. The loan is secured by the Bank’s common stock. As of March 31, 2007, the line had no balance.

At March 31, 2007, we had established Federal Funds lines of credit totaling $16.5 million with three correspondent banks. No amounts were drawn as of March 31, 2007.

Repurchase agreements mature in one business day. The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation. Information regarding federal funds purchased and securities sold under repurchase agreements as of March 31, 2007, is presented below.

Dollars in Thousands
March 31, 2007
Federal funds purchased and repurchase agreements:
Balance at period end	$3,390
Weighted average rate at period end	2.63%
Average balance during the three months ended March 31, 2007	$3,351
Weighted average rate for the three months ending March 31, 2007 during the year	2.42%
Maximum month-end balance	$3,390

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC. These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate). The rate as of March 31, 2007 was 7.01%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assets. The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2007	December 31, 2006	Regulatory Minimum
Tier I leverage ratio	8.88%	11.96%	4.00%
Tier I risk-based capital ratio	11.11%	11.52%	4.00%
Total risk-based capital ratio	12.25%	12.77%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2007	December 31, 2006	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	8.88%	12.14%	4.00%	5.00%
Tier I risk-based capital ratio	11.11%	11.70%	4.00%	6.00%
Total risk-based capital ratio	12.25%	12.95%	8.00%	10.00%

At March 31, 2007 and December 31, 2006, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action. The Company’s capital ratios declined generally as the percentage increase in assets outweighed the percentage increase of capital. The leverage ratio decreased significantly as a result of the large increase in total average assets as of the first quarter of 2007. The first quarter of 2007 was the first period for the Company to include Kentucky Banking Centers for an entire quarter.

During the third quarter of 2004 we completed the private placement of 250 shares of Cumulative Convertible Preferred Stock (preferred stock) at a stated value of $31,992 per share, for an aggregate purchase price of $7,998,000. The preferred stock is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06 as adjusted for two 5% stock dividends) on and after three years from the date of issuance.

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

At March 31, 2007, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income and net income would increase 6.28% and 20.18%, respectively over the next twelve months. The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income and net income would decrease 10.24% and 33.09%, respectively.

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

4.3    Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.3).

4.4     Copy of Registrant’s Agreement Pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K dated March 30, 2007 with respect to certain    debt instruments (incorporated by reference to Exhibit 4.4 of the Company’s Form 10-KSB dated December 31, 2006).

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

CITIZENS FIRST CORPORATION

Date:	May 15, 2007	/s/ Mary D. Cohron
Mary D. Cohron
President and Chief Executive Officer
(Principal Executive Officer)

	May 15, 2007	/s/ Steve Marcum
Steve Marcum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)