Form 10QSB
period 2007-06-30
CITIZENS FIRST CORP
filed 2007-08-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

OR☐
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 14, 2007
Common Stock, no par value per share	1,984,583 shares

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2007	December 31, 2006
	(In thousands except share data)
Assets
Cash and due from financial institutions	$8,241	$8,715
Federal funds sold	13,105	21,135

Cash and cash equivalents	21,346	29,850

Available for sale securities	40,216	42,613
Loans held for sale	793	108
Loans, net of allowance of $3,057 and $3,128 at June 30, 2007 and December 31, 2006, respectively	244,537	236,439
Premises and equipment, net	11,701	11,177
Federal Home Loan Bank (FHLB) stock, at cost	1,946	1,946
Accrued interest receivable	3,036	2,813
Deferred income taxes	578	302
Goodwill	10,904	10,945
Core deposit intangible	2,031	2,203
Bank owned life insurance	6,000	-
Other assets	767	379

Total assets	$343,855	$338,775

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$26,190	$26,544
Savings, NOW and money market	85,726	95,994
Time	176,748	156,837

Total deposits	288,664	279,375

Securities sold under repurchase agreements	2,306	3,921
FHLB advances	9,072	11,354
Notes payable	-	350
Subordinated debentures	5,000	5,000
Accrued interest payable	856	722
Other liabilities	1,199	1,564

Total liabilities	307,097	302,286

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at June 30, 2007 and at December 31, 2006, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,984,583 shares at June 30, 2007 and 1,978,463 shares at December 31, 2006	26,784	26,573
Retained earnings	3,103	2,639
Accumulated other comprehensive income (loss)	(788)	(382)
Total stockholders' equity	36,758	36,489
Total liabilities and stockholders' equity	$343,855	$338,775
See Notes to Condensed Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Income (Unaudited)
For the three months ended June 30	2007	2006
	(In thousands, except per share data)
Interest and dividend income
Loans	$5,103	$3,219
Taxable securities	335	116
Non-taxable securities	119	12
Federal funds sold and other	285	132
Total interest and dividend income	5,842	3,479
Interest expense
Deposits	2,597	1,135
Securities sold under agreements to repurchase	18	20
FHLB advances	95	130
Subordinated debentures	88	-
Total interest expense	2,798	1,285
Net interest income	3,044	2,194
Provision for loan losses	40	-
Net interest income after provision for loan losses	3,004	2,194
Non-interest income
Service charges on deposit accounts	396	189
Other service charges and fees	47	32
Sale of mortgage loans	101	86
Lease income	48	53
Other	30	21
Total non-interest income	622	381
Non-interest expenses
Salaries and employee benefits	1,488	889
Net occupancy expense	261	171
Equipment expense	215	123
Advertising	204	115
Professional fees	97	92
Data processing services	179	102
Franchise shares and deposit tax	105	60
Core deposit intangible amortization	86	-
Postage and office supplies	64	36
Telephone and other communication	66	42
Other	258	170
Total non-interest expenses	3,023	1,800
Income before income taxes	603	775
Provision for income taxes	183	297
Net income	$ 420	$ 478
Dividends declared on preferred stock	130	130
Net income available for common stockholders	$ 290	$ 348
Basic earnings per share	$0.15	$0.37
Diluted earnings per share	$0.15	$0.31
See Notes to Condensed Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Income (Unaudited)
For the six months ended June 30	2007	2006
	(In thousands, except per share data)
Interest and dividend income
Loans	$10,138	$6,207
Taxable securities	703	231
Non-taxable securities	202	18
Federal funds sold and other	613	256
Total interest and dividend income	11,656	6,712
Interest expense
Deposits	5,005	2,153
Securities sold under agreements to repurchase	38	27
FHLB advances	205	252
Subordinated debentures	176	-
Notes payable	6	-
Total interest expense	5,430	2,432
Net interest income	6,226	4,280
Provision for loan losses	100	-
Net interest income after provision for loan losses	6,126	4,280
Non-interest income
Service charges on deposit accounts	742	365
Other service charges and fees	100	52
Sale of mortgage loans	178	141
Lease income	105	105
Other	55	38
Total non-interest income	1,180	701
Non-interest expenses
Salaries and employee benefits	3,045	1,775
Net occupancy expense	519	309
Equipment expense	402	222
Advertising	306	169
Professional fees	196	151
Data processing services	389	208
Franchise shares and deposit tax	222	116
Core deposit intangible amortization	172	-
Postage and office supplies	128	66
Telephone and other communication	129	71
Other	498	286
Total non-interest expenses	6,006	3,373
Income before income taxes	1,300	1,608
Provision for income taxes	408	581
Net income	$ 892	$ 1,027
Dividends declared on preferred stock	258	258
Net income available for common stockholders	$ 634	$ 769
Basic earnings per share	$0.32	$0.82
Diluted earnings per share	$0.32	$0.67
See Notes toCondensed Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the six months ended June 30

	2007	2006
	(In thousands)

Balance January 1	$36,489	$19,958
Adoption of FIN 48	(71)	-
Net income	892	1,027
Issuance of common stock	96	82
Stock-based compensation	115	150
Payment of common dividend, $0.05 per share	(99)	-
Payment of preferred dividends, $1,031.19 per share for 2007 and 2006	(258)	(258)
Other comprehensive income (loss), net of tax	(406)	(319)
Balance at end of period	$36,758	$20,640

Citizens First Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the three months ended June 30

	2007	2006
	(In thousands)

Net income	$ 420	$ 478
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(377)	(196)

Comprehensive income	$ 43	$ 282

Citizens First Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the six months ended June 30

	2007	2006
	(In thousands)

Net income	$ 892	$ 1,027
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(406)	(319)

Comprehensive income	$ 486	$ 708

See Notes to Condensed Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30	2007	2006
	( In thousands)
Operating activities:
Net income	$ 892	$ 1,027
Items not requiring (providing) cash:
Depreciation and amortization	392	245
Stock-based compensation expense	115	150
Adoption of FIN 48	(71)	-
Provision for loan losses	100	-
Amortization of premiums and discounts on securities	(118)	5
Deferred income taxes	(276)	(73)
Sale of mortgage loans held for sale	11,131	9,829
Origination of mortgage loans for sale	(11,637)	(11,502)
Gains on sales of loans	(178)	(141)
Net loss on sale of other real estate owned	11	-
FHLB stock dividends received	-	(18)
Changes in:
Interest receivable	(223)	(139)
Other assets	(779)	(276)
Interest payable and other liabilities	166	(211)
Net cash used in operating activities	(475)	(1,104)
Investing activities:
Loan originations and payments, net	(7,727)	(2,851)
Purchases of premises and equipment	(908)	(1,246)
Purchase of available-for-sale securities	(13,812)	(1,356)
Proceeds from maturities of available-for-sale securities	15,712	234
Proceeds from sale of other real estate owned	309	-
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(288)	(309)
Purchase of bank-owned life insurance policies	(6,000)	-
Purchase of FHLB stock	-	(30)
Net cash used in investing activities	(12,714)	(5,558)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	(10,622)	(5,549)
Net change in time deposits	19,911	11,164
Net change in notes payable	(350)	-
Proceeds from FHLB advances	7,000	12,000
Repayment of FHLB advances	(9,282)	(11,104)
Net change in repurchase agreements	(1,615)	791
Dividends paid on preferred stock	(258)	(258)
Dividends paid on common stock	(99)	-
Net cash provided by financing activities	4,685	7,044
Increase in cash and cash equivalents	(8,504)	382
Cash and cash equivalents, beginning of year	29,850	15,743
Cash and cash equivalents, end of quarter	$21,346	$16,125
Supplemental Cash Flows Information:
Interest paid	$5,296	$2,393
Income taxes paid	$ 470	$ 585
Loans transferred to other real estate	$ 471	$ 140
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ 96	82
Deferred revenue related to a sale leaseback transaction	$ 8	-
See Notes to Condensed Consolidated Financial Statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 had the effect of reducing retained earnings and increasing other liabilities on the Company’s financial statements by $71,000 on January 1, 2007; this amount of unrecognized tax benefit would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.  It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of January 1, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky income tax return, which are subject to examination by taxing authorities for all years after 2002.  The unrecognized tax benefit discussed above is not anticipated to change in the next twelve months.

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

(3) Stock Option Plans

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees the incentive to remain with the Company and to reward their service by providing the employees to share in the Company’s future success.  132,300 shares of Company common stock have been reserved for issuance under the plan. 9,277 shares remain available for future issuance.  Options granted expire after ten years, and vest ratably over a three year period.

In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective subject to the approval of the Company’s shareholders at the annual meeting in April 2003. The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes.  43,946 shares of common stock have been reserved for issuance under the plan. 14,787 shares remain available for future issuance.  Options granted expire after ten years, and are immediately vested.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.  There were 7,000 options granted for the period ended June 30, 2007.

	2007	2006
Dividend yields	1.00%	0%
Volatility factors of expected market price of common stock	25.67%	21.39%
Risk-free interest rates	5.10%	4.58%
Expected life of options	7 Years	7 Years
Weighted-average fair value of options granted during the year	$4.57	$ 7.08


The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock.   All other things being equal, an increase in dividend yield will decrease fair value per option.

	The volatility was estimated using historical volatility for periods approximating the expected option life.


The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended June 30, 2007, compensation expense recorded was $61,000, and for the six months ended June 30, 2007 was $115,000.  As of June 30, 2007, unrecognized compensation expense associated with stock options was $225,000 which is expected to be recognized over a weighted average period of 2 years.

A summary of the status of the plans at June 30, 2007 and 2006, and changes during the periods then ended is presented below:

	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	148,197	$15.37	100,383	$13.64
Granted	7,000	$13.00	48,300	$18.97
Exercised	-	-	—	—
Forfeited	4,515	$16.38	—	—
Expired	-	-	—	—
Outstanding, end of period	150,682	$15.23	148,683	$15.38
Options exercisable, end of period	104,424	$14.43	57,915	$13.96

The weighted average remaining term for outstanding stock options was 7.82 years at June 30, 2007.  The weighted average remaining term for exercisable options was 7.60 years at June 30, 2007.  The aggregate intrinsic value at June 30, 2007 was $50,000 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2007 and 2006.

Dollars in Thousands, except per share data

	Quarter ended June 30, 2007			Quarter ended June 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 420			$ 478
Less: Dividends on preferred stock	(130)			(130)

Net income available to common shareholders	290	1,984,583	$ 0.15	348	940,004	$ 0.37

Effect of dilutive securities
Convertible preferred stock	-	-		130	568,890
Stock options	-	-		-	31,974

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$290	1,984,583	$ 0.15	$ 478	1,540,868	$ 0.31

Dollars in Thousands, except per share data

	Six months ended June 30, 2007			Six months ended June 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 892			$ 1,027
Less: Dividends on preferred stock	(258)			(258)

Net income available to common shareholders	634	1,983,738	$ 0.32	769	939,169	$ 0.82

Effect of dilutive securities
Convertible preferred stock	-	-		258	568,890
Stock options	-	-		-	31,371

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$634	1,983,738	$ 0.32	$ 1,027	1,539,430	$ 0.67

Stock options for 100,244 and 58,664 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2007 and 2006, respectively, because they are antidilutive. Convertible preferred shares totaling 568,890 were not included in computed diluted EPS in 2007 as they were antidilutive.

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

Results of Operations

The Company’s net income for the three months ended June 30, 2007 was $420,000, or $0.15 per basic and diluted common share, respectively, compared to net income of $478,000 or $0.37 and $0.31 per basic and diluted common share, respectively, for the three months ended June 30, 2006.  The Company’s net income for the six months ended June 30, 2007 was $892,000, or $0.32 per basic and diluted common share, respectively, compared to net income of $1,027,000, or $0.82 and $0.67 per basic and diluted common share, respectively, for the six months ended June 30, 2006. The first six months of 2007 include the operating results of Kentucky Banking Centers, Inc. (“KBC”) which was acquired on November 30, 2006 and merged with and into the Bank on that date.

The decline in net income is attributed primarily to the decrease in net interest income as a percentage of average assets, falling 65 basis points to 3.71% in 2007 from 4.36% in 2006.  Additionally, net overhead expenses as a percentage of average assets increased 11 basis points to 2.83% in 2007, compared to 2.72% in 2006.

The return on average assets (“ROA”) for the Company was .52% for the six months ended June 30, 2007, compared to 1.04% for the previous year.  The primary decrease in return on average assets is due to the decrease of net interest income as a percentage of average assets.  The components of the return on average assets are presented in the table below:

	2007	2006	Increase/ (Decrease)

Net interest income	3.71%	4.36%	(0.65%)
Provision for loan losses	0.06%	-	(0.06%)
Non-interest income	0.70%	0.71%	(0.01%)
Non interest expenses	3.53%	3.43%	(0.10%)
Provision for income taxes	0.30%	0.60%	0.30%
Net income	0.52%	1.04%	(0.52%)

The Company’s annualized return on average equity was 4.87% for the six months ending June 30, 2007, compared to an annualized return of 10.11% for the six months ending June 30, 2006. The decline in return on average equity is attributable to an increase in total equity capital combined with a decline in net income.

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

For the quarter ended June 30, 2007, net interest income was $3.0 million, an increase of $850,000 over net interest income of $2.2 million in 2006.  The increase in 2007 resulted primarily from the increase in loans due to the acquisition of KBC in the fourth quarter of 2006.  For the six months ended June 30, 2007, net interest income was $6.2 million, an increase of $1.9 million over net interest income of $4.3 million in 2006.

The net interest margin for the six months ended June 30, 2007 was 4.11%, compared to 4.71% in 2006. This decrease of 60 basis points is attributable to the increase in the cost of funds, primarily in the cost of time deposits and in the issuance of subordinated debentures.

The following table sets forth for the six months ended June 30, 2007 and 2006, respectively, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Interest income on non-taxable securities are reported on a tax-equivalent basis to show tax-equivalent yield in the table.   Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Six months ended June 30,		2007			2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 21,068	$ 551	5.27%	$10,202	$ 238	4.70%
Available-for-sale securities (1)
Taxable	28,856	703	4.91%	11,772	231	3.96%
Nontaxable (1)	10,652	307	5.81%	917	27	5.94%
Federal Home Loan Bank stock	1,946	62	6.42%	634	18	5.73%
Loans, net (2)	248,007	10,138	8.24%	160,272	6,207	7.81%
Total interest earning assets	310,529	11,761	7.64%	183,797	6,721	7.37%
Non-interest earning assets	33,895			14,551
Total Assets	$ 344,424			$198,348

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 85,188	$ 787	1.86%	$ 48,688	$ 294	1.22%
Savings accounts	7,079	45	1.28%	3,098	18	1.17%
Time deposits	170,442	4,173	4.94%	92,164	1,841	4.03%
Total interest-bearing deposits	262,709	5,005	3.84%	143,950	2,153	3.01%
Notes payable	162	6	7.47%	3	-	-
Securities sold under repurchase agreements	3,214	38	2.38%	3,416	27	1.59%
FHLB borrowings	8,448	205	4.89%	13,342	252	3.81%
Subordinated debentures	5,000	176	7.10%	-	-
Total interest-bearing liabilities	279,533	5,430	3.92%	160,710	2,432	3.05%
Non-interest bearing deposits	26,212			15,882
Other liabilities	1,753			1,321
Total liabilities	307,498			177,854
Shareholders’ equity	36,926			20,494
Total Liabilities and Shareholders’ Equity	$ 344,424			$198,348
Net interest income		$ 6,331			$ 4,289
Net interest spread (1)			3.72%			4.32%
Net interest margin (1) (3)			4.11%			4.71%
Return on average assets ratio			.52%			1.04%
Return on average equity ratio			4.87%			10.11%
Average equity to assets ratio			10.72%			10.33%
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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended June 30, 2007 and 2006.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended
(Dollars in thousands)	June 30,
	2007 vs. 2006
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ 60	$ 253	$ 313
Available-for-sale-securities:
Taxable	137	335	472
Nontaxable (1)	(7)	287	280
FHLB stock	7	37	44
Loans, net	533	3,398	3,931
Total net change in income on earning assets	730	4,310	5,040

Interest-bearing liabilities:
Interest-bearing transaction accounts	273	220	493
Savings accounts	4	23	27
Time deposits	768	1,564	2,332
Securities sold under repurchase agreements	12	(1)	11
FHLB borrowings	45	(92)	(47)
Notes payable	-	6	6
Subordinated debentures	-	176	176
Total net change in expense on interest-bearing liabilities	1,102	1,896	2,998

Net change in net interest income	$ (372)	$ 2,414	$2,042

Percentage change	(18.2)%	118.2%	100.0%
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

The provision for loan losses for the second quarter of 2007 was $40,000, or .02% of average loans, compared to no provision for the second quarter of 2006. The increase in the provision expense is due to the growth of the loan portfolio. The provision for loan losses expense was $100,000 for the first half of 2007, compared to no provision for 2006.

Non-Interest Income

Non-interest income for the three months ended June 30, 2007 and 2006, respectively, was $622,000 and $381,000, an increase of $241,000, or 63.3%.  Gain on sale of mortgage loans increased by $15,000 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, as originations increased slightly.  Service charges on deposit accounts increased $207,000, or 109.5%, for the three months as a result of the acquisition of Kentucky Banking Centers.

Non-interest income for the six months ended June 30, 2007 and 2006, respectively, was $1.2 million and $701,000, an increase of $479,000, or 68.3%.  Gain on sale of mortgage loans increased by $37,000 for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, as originations increased slightly.  Service charges on deposit accounts increased $377,000, or 103.3%, for the six months as a result of the acquisition of Kentucky Banking Centers.  Other service charges and fees for the six months ended June 30, 2007 and 2006, respectively, was $100,000 and $52,000, an increase of $48,000.  This increase includes an increase in ATM and bankcard fees of $26,000, an increase in the sale of printed checks of $6,000, and an increase in secondary market fees of $11,000.

The following table shows the detailed components of non-interest income for the six months ended June 30, 2007 as compared to June 30, 2006:
( Dollars In Thousands)	June 30, 2007	June 30, 2006	Increase (Decrease)
Service charges on deposit accounts	$742	$365	$377
Other service charges and fees	100	52	48
Gain on the sale of mortgage loans held for sale	178	141	37
Title premium fees	28	30	(2)
Lease income	105	105	0
Other	27	8	19
	$1,180	$701	$ 479

Non-Interest Expense

Non-interest expense was $3.0 million in the second quarter of 2007, up from $1.8 million in the same quarter of 2006, an increase of $1.2 million, or 66.7%.  An increase in salary and employee benefit expense of $600,000, due to the acquisition of Kentucky Banking Centers in the fourth quarter of 2006 and other staff additions, accounted for the most significant variances compared to the same period in 2006. The Company has grown from five to nine offices during the past year and full time equivalent employees increased from 65 to 115 employees.   Occupancy expenses increased $90,000, or 53%, due to these four additional locations acquired during 2006.   For the first six months of 2007, non-interest expense was $6.0 million, compared to $3.4 million for the same period in 2006, an increase of $2.6 million, or 76.5%.  Salary and employee benefit expenses increased $1.3 million, or 72.2%, due to the acquisition of Kentucky Banking Centers in the fourth quarter of 2006 and other staff additions.  Occupancy expense increased $210,000 for the first six months of 2007 as compared to the same period for 2006.  Data processing services increased $181,000, or 87.0%, due to the acquisition of Kentucky Banking Centers in the fourth quarter of 2006. Another factor contributing to the increase in data processing expenses is due to the fact that the Company has improved its technological infrastructure through the implementation of a branch capture check processing system which has increased current operating costs but will have potential longer term cost savings.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended June 30, 2007 and June 30, 2006, compensation expense recorded was $115,000 and $150,000, respectively.

The increases (decreases) in expense by major categories are as follows for the six months ended June 30, 2007 as compared to June 30, 2006:

(In Thousands)	June 30, 2007	June 30, 2006	Increase (Decrease)
Salaries and employee benefits	$3,045	$1,775	$1,270
Net occupancy expense	519	309	210
Equipment expense	402	222	180
Advertising	306	169	137
Professional fees	196	151	45
Data processing services	389	208	181
Franchise shares and deposit tax	222	116	106
Core deposit intangible amortization	172	-	172
Postage and office supplies	128	66	62
Telephone and other communication	129	71	58
Other operating expenses	498	286	212
	$6,006	$3,373	$2,633

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2007.  During the second quarter of 2007, income tax expense totaled $183,000, compared to $297,000 for the same period of 2006.  Income tax expense for the first six months of 2007 was $408,000, compared to $581,000 for the first six months of 2006. Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  The effective tax rate for the first six months of 2007 was 31.4%, compared to 36.1% for the same time period in 2006.  The decrease in the effective rate is related to the increase in income on tax-exempt securities.

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

Balance Sheet Review

Overview

Total assets at June 30, 2007 were $343.9 million, up from $338.8 million at December 31, 2006, an increase of $5.1 million, or 1.5%. Net loans increased $8.1 million and federal funds sold decreased $8.0 million, while available-for-sale securities decreased $2.4 million.  Deposits grew by $9.3 million from the end of the year which allowed borrowings from the FHLB to be reduced by $2.3 million.   During the second quarter, the Company purchased $6.0 million in bank owned life insurance to help offset the cost of its existing benefit plans.
.

Loans

At June 30, 2007, loans totaled $247.6 million, compared to $239.6 million at December 31, 2006, an increase of $8.0 million, or 3.3%.  Total loans averaged $248.0 million for the first six months of 2007, compared to $160.3 million for the six months ended June 30, 2006, an increase of $87.7 million, or 54.7%, reflecting the KBC acquisition in December 2006.  The Company experienced strong loan growth in its market area throughout the first three months of the year compared to year-end, but has shown some decline in residential real estate in the second quarter.  The following table presents a summary of the loan portfolio by category:

Dollars in thousands	June 30,	% of	December 31,	% of
	2007	Total Loans	2006	Total Loans
Commercial and agricultural	$ 72,488	29.27%	$ 61,112	25.51%
Commercial real estate	99,184	40.06%	97,198	40.57%
Residential real estate	59,637	24.09%	64,623	26.98%
Consumer	16,285	6.58%	16,634	6.94%
	$247,594	100.00%	$239,567	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2007, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.5 million to $4.8 million.  The aggregate amount of these credit relationships was $46.6 million.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2007.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
June 30, 2007	Within One Year	After One But Within Five Years	After Five Years	Total
Dollars in thousands

Commercial and agricultural	$ 36,972	$25,322	$10,194	$ 72,488
Commercial real estate	35,240	25,296	38,648	99,184
Residential real estate	7,892	9,408	42,337	59,637
Consumer	5,221	10,067	997	16,285
Total	$85,325	$70,093	$92,176	$247,594

Asset Quality and theAllowance for Loan Losses

Asset quality is considered by management to be of primary importance, and the Company employs two full-time internal credit review officers to monitor adherence to the lending policy and to assess a minimum of 30% of our loan portfolio, as approved by the board of directors.  Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

	June 30, 2007	December 31, 2006
(Dollars in Thousands)
Non-performing loans	$ 907	$ 1,131
Non-performing assets	1,285	1,330
Allowance for loan losses	3,057	3,128
Non-performing assets to total loans	0.52%	0.56%
Non-performing assets to total assets	0.37%	0.39%
Net charge-offs to average total loans	0.07%	0.06%
Allowance for loan losses to non-performing loans	337.05%	276.57%
Allowance for loan losses to total loans	1.23%	1.31%

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

The non-performing loans at June 30, 2007 consisted of $535,000 of non-accrual loans and $372,000 of loans past due 90 days or more. Of the non-accrual loans, $80,000 are loans secured by real estate in the process of collection, $57,000 are consumer loans, $217,000 are loans secured by real estate not in foreclosure, and $181,000 are commercial loans. The $372,000 of loans past due 90 days or more include two commercial real estate loans totaling $164,000, one residential real estate loan of $58,000, one commercial loan of $66,000, and seven consumer loans of

 $84,000.  Other non-performing assets include $314,000 in other real estate and $64,000 in repossessed equipment and vehicles.  Of the total $967,000 of non-performing loans at June 30, 2007, $404,000 is attributable to Barren and Hart County branches.

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

The following table sets forth an analysis of the Company’s allowance for loan losses for the six months ended June 30, 2007 and 2006:

Summary of Loan Loss Experience
	June 30, 2007	June 30, 2006
(Dollars in thousands)
Balance, beginning of year	$3,128	$1,957
Provision for loan losses	100	-
Amounts charged off:
Commercial	(27)	(73)
Commercial real estate	(49)	-
Residential real estate	(99)	(28)
Consumer	(39)	(13)
Total loans charged off:	(214)	(114)
Recoveries of amounts previously charged off:
Commercial	26	37
Commercial real estate	10	-
Residential real estate	-	-
Consumer	7	1
Total recoveries	43	38
Net (charge-offs) recoveries	(171)	(76)
Balance, end of period	$3,057	$ 1,881

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss

	June 30, 2007		December 31, 2006		June 30, 2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 624	24.09%	$690	26.98%	$ 554	27.64%
Consumer and other loans	259	6.58%	272	6.94%	162	5.91%
Commercial and agriculture	820	29.27%	660	25.51%	518	29.60%
Commercial real estate	1,265	40.06%	1,344	40.57%	613	36.85%
Unallocated	89	0.00%	162	0.00%	34	0.00%
Total allowance for loan losses	$ 3,057	100.00%	$ 3,128	100.00%	$ 1,881	100.00%

We believe that the allowance for loan losses of $3.1 million at June 30, 2007 is adequate to absorb probable incurred credit losses in the loan portfolio.  That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio and due to the acquisition of Kentucky Banking Centers, Inc.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $39.5 million for the first six months of 2007, compared to $12.7 million for 2006.  The table below presents the carrying value of securities by major category.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)

U.S. Government agencies	$ 18,017	$ 29,495
Mortgage-backed securities	8,894	4,869
Municipal securities	13,305	8,249
Total available-for-sale securities	$ 40,216	$ 42,613

The table below presents the maturities and yield characteristics of securities as of June 30, 2007.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2007		Over	Over
Dollars in thousands		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ 7,963	$ 3,495	$6,988	$ -	$ 18,446	$ 18,017
Mortgage-backed securities:(1)	161	6,149	975	1,953	9,238	8,894
Municipal securities	195	885	4,692	7,955	13,727	13,305
Total available- for sale -securities	$ 8,319	$ 10,529	$ 12,655	$ 9,908	$ 41,411	$ 40,216

Percent of total	20.1%	25.4%	30.6%	23.9%	100.0%
Weighted average yield(2)	5.15%	4.78%	4.62%	5.57%	4.99%

_______________
(1)  Mortgage-backed securities are grouped into average lives based on June 2007 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-
    equivalent basis.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer deposits.  As of June 30, 2007, total deposits were $288.7 million, compared to total deposits of $279.4 million at December 31, 2006, an increase of $9.3 million or 3.3%.

Total deposits averaged $288.9 million during the first six months of 2007, an increase of $129.1 million, or 80.8%, compared to $159.8 million in 2006.  Time deposits of $100,000 or more totaled $54.0 million at June 30, 2007, compared to $45.2 million at December 31, 2006.  Interest expense on time deposits of $100,000 or more was $969,000 for the first six months of 2007, compared to $548,000 for the first six months of 2006.  The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2007 and December 31, 2006:

Maturity of Time Deposits of $100,000 or more
Dollars In Thousands	June 30, 2007	December 31, 2006 2005

Three months or less	$7,255	$ 6,515
Over three through six months	14,198	9,884
Over six through twelve months	21,676	17,154
Over one year through three years	8,173	10,802
Over three years	2,701	880
Total	$ 54,003	$ 45,235

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2007:

Dollars In Thousands
Type	Maturity	Rate	Amount
Fixed	October 27, 2008	4.83%	500
Fixed	February 1, 2009	5.07%	547
Fixed	February 16, 2010	5.11%	2,000
Fixed	July 1, 2013	2.91%	754
Fixed	January 1, 2018	3.95%	176
Fixed	July 1, 2023	2.96%	95
Variable	September 26, 2007	5.36%	5,000
			$9,072

At June 30, 2007, we had available collateral to borrow an additional $33.0 million from the FHLB.

Other Borrowings.  In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly.  Under the credit agreement, we may not pay cash dividends without the lender’s prior consent.  The loan is secured by the Bank’s common stock.  As of June 30, 2007, the line had no balance.

At June 30, 2007, we had established Federal Funds lines of credit totaling $16.5 million with three correspondent banks.  No amounts were drawn as of June 30, 2007.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  Information regarding federal funds purchased and securities sold under repurchase agreements as of June 30, 2007, is presented below.

Dollars in Thousands
June 30, 2007
Federal funds purchased and repurchase agreements:
Balance at period end	$2,306
Weighted average rate at period end	2.31%
Average balance during the six months ended June 30, 2007	$3,214
Weighted average rate for the six months ending June 30, 2007 during the year	2.38%
Maximum month-end balance	$3,665

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2007 was 7.00%.

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

Capital Resources

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a material effect on the financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets. The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2007	December 31, 2006	Regulatory Minimum
Tier I leverage ratio	8.91%	11.96%	4.00%
Tier I risk-based capital ratio	11.24%	11.52%	4.00%
Total risk-based capital ratio	12.40%	12.77%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2007	December 31, 2006	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	8.91%	12.14%	4.00%	5.00%
Tier I risk-based capital ratio	11.23%	11.70%	4.00%	6.00%
Total risk-based capital ratio	12.39%	12.95%	8.00%	10.00%

At June 30, 2007 and December 31, 2006, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s capital ratios declined generally as the percentage increase in assets outweighed the percentage increase of capital.  The leverage ratio decreased significantly as a result of the large increase in total average assets as of the second quarter of 2007.

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

On May 22, 2007, the Company approved a stock repurchase program of up to 100,000 common shares.  At the time of the announcement, the Company had 1,984,583 shares outstanding.   As of June 30, 2007, there had been no activity in this stock repurchase program.

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

At June 30, 2007, the model indicated that if rates were to increase by 200 basis points during the next twelve months, then net interest income would increase 1.31% over the next twelve months. The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 3.89%.

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

Part II.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 17, 2007.  The following directors were elected to three year terms, ending in 2010, with the vote totals as shown:

	Votes for	Votes withheld

Billy J. Bell	1,413,064	469,687
Joe B. Natcher	1,738,356	144,395
Steve Newberry	1,738,956	143,795
Jack Sheidler	1,738,956	143,795
Fred Travis	1,735,656	147,095

The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

Name	Term Expires In
Barry D. Bray	2008
Sarah Glenn Grise	2008
Chris B. Guthrie	2008
John T. Perkins	2008
Wilson Stone	2009
Jerry E. Baker	2009
Mary D. Cohron	2009
Floyd H. Ellis	2009
John J. Kelly, III	2009

In the matter of amendment of the Company’s Articles of Incorporation to increase the range of the number of directors from seven to fifteen to seven to eighteen:

VOTES FOR                 VOTES ABSTAINED              VOTES AGAINST
1,688,600                                   20,764                                           173,387

There were no broker nonvotes on any of the items voted on at the Annual Meeting.

Item 6. Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant’s Form 10-QSB dated June 30, 2004).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed June 5, 2007).

3.4	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Form 8-K filed June 5, 2007).

4.1           Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).

4.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed June 5, 2007).

4.4         Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.3).

4.5
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

CITIZENS FIRST CORPORATION

Date:	August 14, 2007	/s/ Mary D. Cohron
Mary D. Cohron
President and Chief Executive Officer
(Principal Executive Officer)

	August 14, 2007	/s/ Steve Marcum
Steve Marcum
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)