Form 10QSB
period 2007-09-30
CITIZENS FIRST CORP
filed 2007-11-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at November 14, 2007
Common Stock, no par value per share	1,959,583 shares

Transitional Small Business Disclosure Format:  Yes ☐   No ☒

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	September 30, 2007	December 31, 2006
	(In thousands except share data)
Assets
Cash and due from financial institutions	$7,001	$8,715
Federal funds sold	3,433	21,135

Cash and cash equivalents	10,434	29,850

Available for sale securities	39,249	42,613
Loans held for sale	616	108
Loans, net of allowance of $2,957 and $3,128 at September 30, 2007 and December 31, 2006, respectively	246,427	236,439
Premises and equipment, net	11,710	11,177
Federal Home Loan Bank (FHLB) stock, at cost	1,946	1,946
Accrued interest receivable	2,910	2,813
Deferred income taxes	372	302
Goodwill	10,917	10,945
Core deposit intangible	1,945	2,203
Bank owned life insurance	6,079	-
Other assets	524	379

Total assets	$333,129	$338,775

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$25,928	$26,544
Savings, NOW and money market	78,892	95,994
Time	173,719	156,837

Total deposits	278,539	279,375

Securities sold under repurchase agreements	2,877	3,921
FHLB advances	6,457	11,354
Notes payable	-	350
Subordinated debentures	5,000	5,000
Accrued interest payable	978	722
Other liabilities	2,096	1,564

Total liabilities	295,947	302,286

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at September 30, 2007 and at December 31, 2006, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,959,583 shares at September 30, 2007 and 1,978,463 shares at December 31, 2006	26,530	26,573
Retained earnings	3,382	2,639
Accumulated other comprehensive income (loss)	(389)	(382)
Total stockholders' equity	37,182	36,489
Total liabilities and stockholders' equity	$333,129	$338,775
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended September 30	2007	2006
	(In thousands, except per share data)
Interest and dividend income
Loans	$5,078	$3,298
Taxable securities	307	121
Non-taxable securities	140	21
Federal funds sold and other	119	160
Total interest and dividend income	5,644	3,600
Interest expense
Deposits	2,545	1,238
Securities sold under agreements to repurchase and other borrowings	19	29
FHLB advances	72	136
Subordinated debentures	89	-
Total interest expense	2,725	1,403
Net interest income	2,919	2,197
Provision for loan losses	170	60
Net interest income after provision for loan losses	2,749	2,137
Non-interest income
Service charges on deposit accounts	367	220
Other service charges and fees	55	38
Net gains on sales of mortgage loans	78	117
Lease income	52	61
Income from company-owned life insurance	73	-
Other	47	70
Total non-interest income	672	506
Non-interest expenses
Salaries and employee benefits	1,420	966
Net occupancy expense	252	176
Equipment expense	203	129
Advertising	136	73
Professional fees	128	92
Data processing services	156	106
Franchise shares and deposit tax	105	60
Core deposit intangible amortization	86	-
Postage and office supplies	75	29
Telephone and other communication	67	25
Other	252	156
Total non-interest expenses	2,880	1,812
Income before income taxes	541	831
Provision for income taxes	132	253
Net income	$ 409	$ 578
Dividends declared on preferred stock	131	131
Net income available for common stockholders	$ 278	$ 447
Basic earnings per share	$0.14	$0.47
Diluted earnings per share	$0.14	$0.38
See Notes to Consolidated Financial Statements.

                                                4

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the nine months ended September 30	2007	2006
	(In thousands, except per share data)
Interest and dividend income
Loans	$15,216	$9,505
Taxable securities	1,010	353
Non-taxable securities	342	38
Federal funds sold and other	732	416
Total interest and dividend income	17,300	10,312
Interest expense
Deposits	7,550	3,391
Securities sold under agreements to repurchase and other borrowings	63	56
FHLB advances	277	388
Subordinated debentures	265	-
Total interest expense	8,155	3,835
Net interest income	9,145	6,477
Provision for loan losses	270	60
Net interest income after provision for loan losses	8,875	6,417
Non-interest income
Service charges on deposit accounts	1,109	585
Other service charges and fees	155	92
Net gains on sales of mortgage loans	256	257
Lease income	157	166
Income from company-owned life insurance	78	-
Other	97	107
Total non-interest income	1,852	1,207
Non-interest expenses
Salaries and employee benefits	4,465	2,741
Net occupancy expense	771	486
Equipment expense	605	350
Advertising	442	242
Professional fees	324	257
Data processing services	545	302
Franchise shares and deposit tax	327	176
Core deposit intangible amortization	258	-
Postage and office supplies	203	67
Telephone and other communication	196	96
Other	750	468
Total non-interest expenses	8,886	5,185
Income before income taxes	1,841	2,439
Provision for income taxes	540	834
Net income	$ 1,301	$ 1,605
Dividends declared on preferred stock	389	389
Net income available for common stockholders	$ 912	$1,216
Basic earnings per share	$0.46	$1.29
Diluted earnings per share	$0.46	$1.05
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the nine months ended September 30

	2007	2006
	(In thousands)

Balance January 1	$36,489	$19,958
Adoption of FIN 48	(71)	-
Net income	1,301	1,605
Issuance of common stock	96	82
Stock-based compensation	182	211
Purchase of treasury stock	(320)
Payment of common dividend, $0.05 per share	(99)	-
Payment of preferred dividends, $1,555.34 per share for 2007 and 2006	(389)	(389)
Other comprehensive income (loss), net of tax	(7)	19
Balance at end of period	$37,182	$21,486

Citizens First Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the three months ended September 30

	2007	2006
	(In thousands)

Net income	$ 409	$ 578
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	399	338

Comprehensive income	$ 808	$ 916

Citizens First Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited) For the nine months ended September 30

	2007	2006
	(In thousands)

Net income	$ 1,301	$ 1,605
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(7)	19

Comprehensive income	$ 1,294	$ 1,624

See Notes to Consolidated Financial Statements.

                                                6

Citizens First Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30	2007	2006
	( In thousands)
Operating activities:
Net income	$ 1,301	$ 1,605
Items not requiring (providing) cash:
Depreciation and amortization	595	396
Stock-based compensation expense	182	211
Provision for loan losses	270	60
Amortization of premiums and discounts on securities	(129)	4
Gain on sale of premises and equipment	(11)	(49)
Deferred income taxes	(115)	382
Sale of mortgage loans held for sale	16,209	18,391
Origination of mortgage loans for sale	(16,460)	(18,470)
Gains on sales of loans	(256)	(257)
Net loss on sale of other real estate owned	16	8
FHLB stock dividends received	-	(28)
Changes in:
Interest receivable	(98)	(240)
Other assets	365	(364)
Interest payable and other liabilities	909	(491)
Net cash used in operating activities	2,778	1,158
Investing activities:
Loan originations and payments, net	(10,729)	(3,965)
Purchases of premises and equipment	(1,117)	(1,990)
Proceeds from sale of premises and equipment	-	285
Purchase of available-for-sale securities	(14,774)	(1,935)
Proceeds from maturities of available-for-sale securities	18,256	449
Proceeds from sale of other real estate owned	393	42
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(288)	(309)
Purchase of bank-owned life insurance policies	(6,000)	-
Purchase of FHLB stock	-	(30)
Net cash used in investing activities	(14,259)	(7,453)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	(17,718)	(2,201)
Net change in time deposits	16,882	7,449
Net change in other borrowings	(350)	250
Proceeds from FHLB advances	9,500	12,000
Repayment of FHLB advances	(14,397)	(16,183)
Net change in repurchase agreements	(1,044)	1,569
Purchase of treasury stock	(320)	-
Dividends paid on preferred stock	(389)	(389)
Dividends paid on common stock	(99)	-
Net cash provided by financing activities	(7,935)	2,495
Increase in cash and cash equivalents	(19,416)	(3,800)
Cash and cash equivalents, beginning of year	29,850	15,743
Cash and cash equivalents, end of quarter	$10,434	$11,943

Supplemental Cash Flows Information:
Interest paid	$7,890	$3,749
Income taxes paid	$ 640	$ 745
Loans transferred to other real estate	$ 471	$ 140
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ 96	82
Deferred revenue related to a sale leaseback transaction	$ 12	-
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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 had the effect of reducing retained earnings and increasing other liabilities on the Company’s financial statements by $71,000 as of September 30, 2007; this amount of unrecognized tax benefit would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.  It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of January 1, 2007.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky income tax return, which are subject to examination by taxing authorities for all years after 2003.  The unrecognized tax benefit discussed above is not anticipated to change in the next twelve months.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.  There were no options granted for the three month period ended September 30, 2007.  7,000 options were granted for the nine month period ended September 30, 2007.

	2007	2006
Dividend yields	1.00%	0%
Volatility factors of expected market price of common stock	25.67%	21.39%
Risk-free interest rates	5.10%	4.58%
Expected life of options	7 Years	7 Years
Weighted-average fair value of options granted during the year	$4.57	$ 6.74


The dividend yield was estimated using historical dividends paid and market value information for the Company’s stock.   All other things being equal, an increase in dividend yield will decrease fair value per option in future granting of options.

	The volatility was estimated using historical volatility for periods approximating the expected option life.


The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date.  An increase in the risk-free interest rate will increase stock compensation expense in future granting of options.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended September 30, 2007, compensation expense recorded was $67,000, and for the nine months ended September 30, 2007 was $182,000.  As of September 30, 2007, unrecognized compensation expense associated with stock options was $177,000 which is expected to be recognized over a weighted average period of 2 years.

A summary of the status of the plans at September 30, 2007 and 2006, and changes during the periods then ended is presented below:
	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	148,197	$15.37	100,383	$13.64
Granted	7,000	$13.00	48,300	$18.97
Exercised	-	-	—	—
Forfeited	4,515	$16.38	(486)	$15.72
Expired	-	-	—	—
Outstanding, end of period	150,682	$15.23	148,197	$15.37
Options exercisable, end of period	104,424	$14.43	57,787	$13.97

The weighted average remaining term for outstanding stock options was 7.57 years at September 30, 2007.  The weighted average remaining term for exercisable options was 7.35 years at September 30, 2007.  The aggregate intrinsic value at September 30, 2007 was $4,410 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending September 30, 2007 and 2006.

Dollars in Thousands, except per share data

	Quarter ended September 30, 2007			Quarter ended September 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 409			$ 578
Less: Dividends on preferred stock	(131)			(131)

Net income available to common shareholders	278	1,975,887	$ 0.14	447	943,463	$ 0.47

Effect of dilutive securities
Convertible preferred stock	-	-		131	568,890
Stock options	-	-		-	22,882

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$ 278	1,975,887	$ 0.14	$ 578	1,535,235	$ 0.38

Dollars in Thousands, except per share data

	Nine months ended September 30, 2007			Nine months ended September 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 1,301			$ 1,605
Less: Dividends on preferred stock	(389)			(389)

Net income available to common shareholders	912	1,981,092	$ 0.46	1,216	940,621	$ 1.29

Effect of dilutive securities
Convertible preferred stock	-	-		389	568,890
Stock options	-	-		-	23,891

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$912	1,981,092	$ 0.46	$ 1605	1,533,402	$ 1.05

Stock options for 100,244, for the three and nine months ended September 30, 2007,  and stock options of 58,664, for the three and nine months ended September 30, 2006,  shares of common stock were not considered in computing diluted earnings per common share for September 30, 2007 and 2006, respectively, because they are antidilutive. Convertible preferred shares totaling 568,890 were not included in computed diluted EPS in 2007 as they were antidilutive.

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

Forward-Looking Statements

Citizens First Corporation (the “Company”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Such factors include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) the inability of our bank subsidiary, Citizens First Bank, Inc. (the “Bank”), to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the South Central Kentucky region, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of the Bank to satisfy regulatory requirements and (vii) changes in the legislative and regulatory environment.  Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

Results of Operations

The Company’s net income for the three months ended September 30, 2007 was $409,000, or $0.14 per basic and diluted common share, respectively, compared to net income of $578 thousand or $0.47 and $0.38 per basic and diluted common share, respectively, for the three months ended September 30, 2006.  The Company’s net income for the nine months ended September 30, 2007 was $1.3 million, or $0.46 per basic and diluted common share, respectively, compared to net income of $1.6 million, or $1.29 and $1.05 per basic and diluted common share, respectively, for the nine months ended September 30, 2006. The first nine months of 2007 include the operating results of Kentucky Banking Centers, Inc. (“KBC”) which was acquired on November 30, 2006 and merged with and into the Bank on that date.

The decline in net income is attributed primarily to the decrease in net interest income, coupled with an increase in overhead expenses.  As a percentage of average assets, net interest income fell 78 basis points to 3.58% in 2007 from 4.36% in 2006.  Additionally, net overhead expenses (non-interest income less non-interest expense) as a percentage of average assets increased 7 basis points to 2.75% in 2007, compared to 2.68% in 2006.

As a part of the Company’s strategic planning process, the management team and the Board of Directors are currently establishing short-term goals to improve profitability through both revenue enhancement and expense reduction.  During the ten months since the acquisition of KBC, the Company has not yet fully realized the potential cost savings that were identified in connection with the acquisition.  Costs to assimilate the operations of KBC into the Company, primarily personnel and data processing expenses, have resulted in an increase of the net overhead expenses.  Increases in certain other expenses compared to 2006, including the core deposit intangible and Kentucky bank franchise taxes, are directly related to the acquisition and related stock offering.   The Company has also established growth objectives for each county in its market area with the goal to improve profitability.

The return on average assets (“ROA”) for the Company was .51% for the nine months ended September 30, 2007, compared to 1.08% for the previous year, reflecting the decrease in net interest income. The components of net income as a percentage of average assets are presented in the table below:

	2007	2006	Increase/ (Decrease)

Net interest income	3.58%	4.36%	(0.78%)
Provision for loan losses	0.11%	0.04%	0.07%
Non-interest income	0.73%	0.81%	(0.08%)
Non interest expenses	3.48%	3.49%	(0.01%)
Provision for income taxes	0.21%	0.56%	(0.35%)
Net income	0.51%	1.08%	(0.57%)

The Company’s annualized return on average equity was 4.71% for the nine months ending September 30, 2007, compared to an annualized return of 10.35% for the nine months ending September 30, 2006.

Net Interest Income

Net interest income, the Company’s principal source of earnings, is the difference between the interest income generated by earning assets, such as loans and securities, and the total interest cost of the deposits and borrowings obtained to fund these assets.  Factors that influence the level of net interest income include the volume of earning assets and interest bearing liabilities, yields earned and rates paid, the level of non-performing loans and non-earning assets, and the amount of non-interest bearing deposits supporting earning assets.  The trend of the general interest rate environment was upward during the first half of 2006 and stable during the second half of 2006 and the majority of 2007.  However, near the end of the current three month period there was a 50 basis point short-term interest rate decrease by the Board of Governors of the Federal Reserve Board (the “Fed”).

For the quarter ended September 30, 2007, net interest income was $2.9 million, an increase of $700,000 over net interest income of $2.2 million in 2006.  The increase in net interest income was driven by the increase in loans due to the acquisition of KBC in the fourth quarter of 2006. At the time of the acquisition, the Company acquired $79.3 million in loans from KBC.  For the nine months ended September 30, 2007, net interest income was $9.1 million, an increase of $2.6 million over net interest income of $6.5 million in 2006.

The net interest margin  tax-equivalent ("TE") for the nine months ended September 30, 2007 was 4.08%, compared to 4.72% in 2006. This decrease of 64 basis points is attributable to the cost of funds increasing faster than the yield on earning assets.  The Company’s yield on earning assets for the current year was 7.65%("TE"), an increase of 14 basis points from 7.51% in the same period a year ago. While the yield improved in all areas of earning assets, loans were the primary contributor, increasing 26 basis points.  However, the cost of funds for the current year was 3.95%, an increase of 77 basis points from 3.18% in the same period a year ago.  The majority of the increase in the cost of funds is due to the increased cost of interest-bearing deposits, particularly time deposits.   Maintaining a lower cost of funds became increasingly difficult during 2007, due to competitive market conditions, as deposits matured and repriced at higher rates.   A portion of the increase in the cost of funds was due to the issuance of $5.0 million in subordinated debentures obtained in connection with the acquisition of KBC.

The following table sets forth for the nine months ended September 30, 2007 and 2006, respectively, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Interest income on non-taxable securities is reported on a tax-equivalent basis to show tax-equivalent yield in the table.   Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

                                                     13

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Nine months ended September 30,		2007			2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 15,987	$ 636	5.32%	$10,567	$ 388	4.91%
Available-for-sale securities (1)
Taxable	27,614	1,013	4.90%	11,666	359	4.11%
Nontaxable (1)	11,942	517	5.79%	1,241	51	5.49%
Federal Home Loan Bank stock	1,946	94	6.46%	665	28	5.63%
Loans, net (2)	247,799	15,216	8.21%	159,845	9,505	7.95%
Total interest earning assets	305,288	17,476	7.65%	183,984	10,331	7.51%
Non-interest earning assets	36,027			15,010
Total Assets	$ 341,315			$198,994

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 81,159	$ 1,092	1.80%	$ 48,415	$ 439	1.21%
Savings accounts	6,993	68	1.30%	3,126	29	1.24%
Time deposits	172,007	6,390	4.97%	93,387	2,923	4.18%
Total interest-bearing deposits	260,159	7,550	3.88%	144,928	3,391	3.13%
Federal funds purchased	-	-	-	3	-	5.09%
Notes payable	131	8	8.29%	-	-	-
Securities sold under repurchase agreements	3,063	55	2.39%	3,705	56	2.02%
FHLB borrowings	7,534	277	4.92%	12,411	388	4.18%
Subordinated debentures	5,000	265	7.10%	-	-	-
Total interest-bearing liabilities	275,887	8,155	3.95%	161,047	3,835	3.18%
Non-interest bearing deposits	26,668			15,880
Other liabilities	1,817			1,335
Total liabilities	304,372			178,262
Shareholders’ equity	36,943			20,732
Total Liabilities and Shareholders’ Equity	$ 341,315			$198,994
Net interest income		$ 9,321			$ 6,496
Net interest spread (1)			3.70%			4.33%
Net interest margin (1) (3)			4.08%			4.72%
Return on average assets ratio			0.51%			1.08%
Return on average equity ratio			4.71%			10.35%
Average equity to assets ratio			10.82%			10.42%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended September 30, 2007 and 2006.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended
(Dollars in thousands)	September 30,
	2007 vs. 2006
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ 49	$ 199	$ 248
Available-for-sale-securities:
Taxable	163	491	654
Nontaxable (1)	26	440	466
FHLB stock	12	54	66
Loans, net	481	5,230	5,711
Total net change in income on earning assets	731	6,414	7,145

Interest-bearing liabilities:
Interest-bearing transaction accounts	356	297	653
Savings accounts	3	36	39
Time deposits	1,006	2,461	3,467
Securities sold under repurchase agreements	9	(10)	(1)
FHLB borrowings	42	(153)	(111)
Notes payable	-	8	8
Subordinated debentures	-	265	265
Total net change in expense on interest-bearing liabilities	1,416	2,904	4,320

Net change in net interest income	$ (685)	$ 3,510	$2,825

Percentage change	(24.2)%	124.2%	100.0%
______________
(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

We have established an allowance for loan losses through a provision for loan losses charged as an expense on our statement of income.  We review our loan portfolio periodically to evaluate our outstanding loans and to measure both the performance of the portfolio and the adequacy of the allowance for loan losses.  Please see the discussion below under “Asset Quality and the Allowance for Loan Losses.”

The provision for loan losses for the third quarter of 2007 was $170,000, or .07% of average loans, compared to $60 thousand for the third quarter of 2006. The increase in the provision expense is due to both the growth of the loan portfolio and the increase in classified and nonperforming loans. The provision for loan losses expense was $270,000 for the first nine months of 2007, compared to a $60,000 provision for the first nine months of 2006.

Non-Interest Income

Non-interest income for the three months ended September 30, 2007 and 2006, respectively, was $672,000 and $506,000, an increase of $166,000, or 32.8%. Service charges on deposit accounts increased $147,000, or 66.8%, for the three months primarily as a result of the increase in deposits resulting from the acquisition of KBC.  Net gains on sales of mortgage loans decreased by $39,000 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, as originations decreased due to the decline in the housing market.

Non-interest income for the nine months ended September 30, 2007 and 2006, respectively, was $1.9 million and $1.2 million, an increase of $645,000, or 53.4%. Service charges on deposit accounts increased $524,000, or 89.6%, for the nine months primarily as a result of the increased deposits resulting from the acquisition of KBC.  Other service charges and fees for the nine months ended September 30, 2007 and 2006 respectively, was $155,000 and $92,000, an increase of $63,000.  This increase includes an increase in ATM and bankcard fees of $35,000, an increase in the sale of printed checks of $9,000, and an increase in secondary market fees of $6,000. Income on company-owned life insurance, which was purchased in the second quarter of 2007, was $78,000 for the third quarter of 2007.

The following table shows the detailed components of non-interest income for the nine months ended September 30, 2007 as compared to September 30, 2006:
( Dollars In Thousands)	September 30, 2007	September 30, 2006	Increase (Decrease)
Service charges on deposit accounts	$1,109	$585	$524
Other service charges and fees	155	92	63
Net gains on the sales of mortgage loans held for sale	256	257	(1)
Title premium fees	47	46	1
Lease income	157	166	(9)
Income from company-owned life insurance	78	-	78
Other	50	61	(11)
	$1,852	$1,207	$ 645

Non-Interest Expense

Non-interest expense was $2.9 million in the third quarter of 2007, up from $1.8 million in the same quarter of 2006, an increase of $1.1 million, or 61.1%. Each component of non-interest expense increased, in many cases, as a result of the acquisition of KBC in the fourth quarter of 2006.  An increase in salary and employee benefit expense of $454,000, due to the acquisition of KBC employees in the fourth quarter of 2006 and other staff additions, accounted for the most significant variances compared to the same period in 2006. The Company grew from five to nine offices during the past year and full time equivalent employees increased from 80 to 119 employees.   Occupancy expenses increased $76,000, or 43%, due to these four additional locations acquired during 2006.

 For the first nine months of 2007, non-interest expense was $8.9 million, compared to $5.2 million for the same period in 2006, an increase of $3.7 million, or 71.2%.  Salary and employee benefit expenses increased $1.7 million, or 62.9%, due to the acquisition of KBC employees in the fourth quarter of 2006 and other staff additions.  Occupancy expense increased $285,000 for the first nine months of 2007 as compared to the same period for 2006.  Equipment expenses increased $255,000 or 72.9% for the first nine months of the year as compared to the same period in 2006 due primarily to the acquisition of KBC.  Data processing services increased $243,000, or 80.5%, due to the acquisition of KBC and the implementation of a branch capture check processing system which has increased current operating costs but will have potential long-term cost savings.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended September 30, 2007 and September 30, 2006, compensation expense recorded was $67,000 and $61,000, respectively.

The increases in expense by major categories are as follows for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006:

(In Thousands)	September 30, 2007	September 30, 2006	Increase (Decrease)
Salaries and employee benefits	$4,465	$2,741	$1,724
Net occupancy expense	771	486	285
Equipment expense	605	350	255
Advertising	442	242	200
Professional fees	324	257	67
Data processing services	545	302	243
Franchise shares and deposit tax	327	176	151
Core deposit intangible amortization	258	-	258
Postage and office supplies	203	67	136
Telephone and other communication	196	96	100
Other operating expenses	750	468	282
	$8,886	$5,185	$3,701

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2007.  During the third quarter of 2007, income tax expense totaled $132,000, compared to $253,000 for the same period of 2006.  Income tax expense for the first nine months of 2007 was $540,000, compared to $834,000 for the first nine months of 2006. The effective tax rate for the first nine months of 2007 was 29.3%, compared to 34.2% for the same time period in 2006.  The decrease in the effective rate is related to the increase in income on tax-exempt securities, and earnings from company-owned life insurance.

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

Balance Sheet Review

Overview

Total assets at September 30, 2007 were $333.1 million, down from $338.8 million at December 31, 2006, a decrease of $5.7 million, or 1.7%. Net loans increased $10.0 million while federal funds sold decreased $17.7 million, and available-for-sale securities decreased $3.4 million.  Deposits decreased slightly from year-end.   FHLB borrowings were reduced by $4.9 million from the end of the year.  During the second quarter, the Company purchased $6.0 million in bank owned life insurance to help offset the cost of its existing benefit plans.
.
Loans

At September 30, 2007, loans totaled $249.4 million, compared to $239.6 million at December 31, 2006, an increase of $9.8 million, or 4.13%.  Total loans averaged $248.4 million for the first nine months of 2007, compared to the 2006 average of $166.8 million, an increase of $81.6 million, or 48.9%, reflecting the KBC acquisition in December 2006.  The Company experienced strong loan growth in its market area throughout the first three months of the year compared to year-end, but residential real estate loans have declined in the second and third quarters.  The following table presents a summary of the loan portfolio by category:

Dollars in thousands	September 30,	% of	December 31,	% of
	2007	Total Loans	2006	Total Loans
Commercial and agricultural	$ 77,550	31.10%	61,112	25.51%
Commercial real estate	95,754	38.40%	97,198	40.57%
Residential real estate	60,604	24.30%	64,623	26.98%
Consumer	15,476	6.20%	16,634	6.94%
	$249,384	100.00%	$239,567	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2007, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.9 million to $5.1 million.  The aggregate amount of these credit relationships was $64.3 million.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2007.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities		After One But Within
September 30, 2007	Within One Year	Five Years	After Five Years	Total
Dollars in thousands

Commercial and agricultural	$ 38,679	$26,547	$12,324	$77,550
Commercial real estate	33,461	25,956	36,337	95,754
Residential real estate	7,426	10,352	42,826	60,604
Consumer	4,262	10,168	1,046	15,476
Total	$83,828	$73,023	$92,533	$249,384

Asset Quality and theAllowance for Loan Losses

Asset quality is considered by management to be of primary importance, and the Company employs two full-time internal credit review officers to monitor adherence to the lending policy and to assess a minimum of 30% of our loan portfolio. Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned and repossessed assets.  The following table sets forth selected asset quality ratios for the periods indicated.

	September 30, 2007	December 31, 2006
(Dollars in Thousands)
Non-performing loans	$ 2,003	$ 1,131
Non-performing assets	2,263	1,330
Allowance for loan losses	2,957	3,128
Non-performing assets to total loans	0.91%	0.56%
Non-performing assets to total assets	0.68%	0.39%
Net charge-offs to average total loans	0.18%	0.06%
Allowance for loan losses to non-performing loans	147.63%	276.57%
Allowance for loan losses to total loans	1.19%	1.31%

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

The non-performing loans at September 30, 2007 consisted of $335,000 of non-accrual loans and $1.7 million of loans past due 90 days or more. Of the non-accrual loans, $45,000 are loans secured by real estate in the process of collection, $23,000 are consumer loans, $177,000 are loans secured by real estate not in foreclosure, and $90,000 are commercial loans. The $1.6 million of loans past due 90 days or more include seven commercial real estate loans totaling $1.2 million, six residential real estate loans totaling $250,000, three commercial loans totaling $166,000, and nine consumer loans totaling $72,000.   Of the $1.2 million in commercial real estate loans, resolution on the majority of these credits is expected to occur in the fourth quarter of 2007.  Two of these consumer loans total $53,000 and are currently paying, and two loans totaling $8,000 were charged off early in the fourth quarter. The remaining $11,000 paid off early in the fourth quarter.  Other non-performing assets include $225,000 in other real estate and $35,000 in repossessed equipment and vehicles.

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

Many of the loans charged off in 2007 had been partially reserved for in prior years.  The following table sets forth an analysis of the Company’s allowance for loan losses for the nine months ended September 30, 2007 and 2006:

Summary of Loan Loss Experience
	September 30, 2007	September 30, 2006
(Dollars in thousands)
Balance, beginning of year	$3,128	$1,957
Provision for loan losses	270	60
Amounts charged off:
Commercial	(158)	(74)
Commercial real estate	(49)	-
Residential real estate	(162)	(28)
Consumer	(146)	(23)
Total loans charged off:	(515)	(125)
Recoveries of amounts previously charged off:
Commercial	39	37
Commercial real estate	16	-
Residential real estate	-	-
Consumer	19	2
Total recoveries	74	39
Net (charge-offs) recoveries	(441)	(86)
Balance, end of period	$2,957	$ 1,931

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss

	September 30, 2007		December 31, 2006		September 30, 2006
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 530	24.30%	$690	26.98%	$ 539	31.03%
Consumer and other loans	225	6.20%	272	6.94%	198	5.93%
Commercial and agriculture	1,016	31.10%	660	25.51%	610	36.71%
Commercial real estate	1,152	38.40%	1,344	40.57%	584	31.03%
Unallocated	34	0.00%	162	0.00%	0	0.00%
Total allowance for loan losses	$ 2,957	100.00%	$ 3,128	100.00%	$ 1,931	100.00%

We believe that the allowance for loan losses of $3.0 million at September 30, 2007 is adequate to absorb probable incurred credit losses in the loan portfolio.  That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.

Subsequent to the end of the third quarter, a local residential builder filed for Chapter 11 bankruptcy protection due to an abundance of unsold single family residences built over the past 18 months.   This credit totals $1.8 million and is secured by nine residential homes under construction.  Upon review, the credit was down-graded and placed on non-accrual.  A specific allocation for this credit has been included in the September 30, 2007 allocation of the allowance for loan losses.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $39.6 million for the first nine months of 2007, compared to $12.9 million for 2006.  The table below presents the carrying value of securities by major category.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)

U.S. Government agencies	$ 16,248	$ 29,495
Mortgage-backed securities	8,484	4,869
Municipal securities	14,517	8,249
Total available-for-sale securities	$ 39,249	$ 42,613

The table below presents the maturities and yield characteristics of securities as of September 30, 2007.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2007		Over	Over
Dollars in thousands		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$6,475	$ 3,000	$6,989	$ -	$ 16,464	$ 16,248
Mortgage-backed securities:(1)	-	160	1,212	7,320	8,692	8,484
Municipal securities	438	643	5,201	8,401	14,683	14,517
Total available- for sale -securities	$ 6,913	$ 3,803	$13,402	$ 15,721	$39,839	$ 39,249

Percent of total	17.4%	9.5%	33.6%	39.5%	100.0%
Weighted average yield(2)	5.07%	5.03%	4.58%	5.30%	5.01%

_______________
(1)  Mortgage-backed securities are grouped into average lives based on September 2007 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-    equivalent basis.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer deposits.  As of September 30, 2007, total deposits were $278.5 million, compared to total deposits of $279.4 million at December 31, 2006, a decrease of $.9 million or (0.3%).

Total deposits averaged $286.5 million during the first nine months of 2007, an increase of $125.7 million, or 78.2%, compared to $160.8 million in 2006.  Time deposits of $100,000 or more totaled $54.4 million at September 30, 2007, compared to $45.2 million at December 31, 2006.  Interest expense on time deposits of $100,000 or more was $1.5 million for the first nine months of 2007, compared to $883,000 for the first nine months of 2006.  The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2007 and December 31, 2006:

Maturity of Time Deposits of $100,000 or more
Dollars In Thousands	September 30, 2007	December 31, 2006

Three months or less	$14,978	$ 6,515
Over three through six months	5,934	9,884
Over six through twelve months	27,246	17,154
Over one year through three years	2,864	10,802
Over three years	3,361	880
Total	$ 54,383	$ 45,235

Borrowings
FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2007:

Dollars In Thousands
Type	Maturity	Rate	Amount
Fixed	October 27, 2008	4.83%	500
Fixed	February 1, 2009	5.07%	463
Fixed	July 31, 2009	5.14%	2,000
Fixed	February 16, 2010	2.91%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	July 1, 2013	2.96%	725
Fixed	January 1, 2018	3.95%	176
Fixed	July 1, 2023	3.95%	93
			500
			$6,457

At September 30, 2007, we had available collateral to borrow an additional $31.9 million from the FHLB.

Other Borrowings.  In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly.  Under the credit agreement, we may not pay cash dividends without the lender’s prior consent.  The loan is secured by the Bank’s common stock.  As of September 30, 2007, the line had no balance.

At September 30, 2007, we had established Federal Funds lines of credit totaling $16.5 million with three correspondent banks.  No amounts were drawn as of September 30, 2007.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  Information regarding federal funds purchased and securities sold under repurchase agreements as of September 30, 2007, is presented below.

Dollars in Thousands
September 30, 2007
Federal funds purchased and repurchase agreements:
Balance at period end	$2,877
Weighted average rate at period end	2.39%
Average balance during the nine months ended September 30, 2007	$3,063
Weighted average rate for the nine months ending September 30, 2007 during the year	2.39%
Maximum month-end balance	$3,665

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2007 was 7.01%. The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets. The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2007	December 31, 2006	Regulatory Minimum
Tier I leverage ratio	9.05%	11.96%	4.00%
Tier I risk-based capital ratio	11.22%	11.52%	4.00%
Total risk-based capital ratio	12.34%	12.77%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2007	December 31, 2006	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	9.11%	12.14%	4.00%	5.00%
Tier I risk-based capital ratio	11.10%	11.70%	4.00%	6.00%
Total risk-based capital ratio	12.22%	12.95%	8.00%	10.00%

At September 30, 2007 and December 31, 2006, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s capital ratios declined generally as the percentage increase in average assets outweighed the percentage increase of capital.  The leverage ratio declined as a result of the increase in total average assets as of the third quarter of 2007.

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

On May 22, 2007, the Company approved a stock repurchase program of up to 100,000 common shares.  As of September 30, 2007, the Company had repurchased 25, 000 shares in this stock repurchase program.

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

At September 30, 2007, the model indicated that if rates were to increase by 200 basis points during the next twelve months, then net interest income would decrease 2.56% over the next twelve months. The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 1.66%.

The model indicates a decline in net interest income in both the upward and downward scenarios due to a cumulative negative gap/assets ratio over the next twelve months.  Liabilities are repricing faster than assets in a negative gap environment, which creates a decline in net interest income in an upward rate environment.  Due to interest rate floors, a decline in net interest income also occurs in the downward rate environment.

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

Part II.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 703.  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that may be purchased Under the Plans
August 1-August 31, 2007	25,000 shares	$12.75/share	25,000 shares	100,000 shares

(1) The Issuer announced its plan to repurchase up to 100,000 shares of its common stock on May 22, 2007. The Company has purchased 25,000 shares to date and intends on purchasing additional shares under this plan.

Item 6. Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant’s Form 10-QSB dated June 30, 2004).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed June 5, 2007).

3.4	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Form 8-K filed October 22, 2007).

4.1   Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).

4.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.3).

4.4        Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.4).

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

32.1      Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2      Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	November 14, 2007	/s/ Mary D. Cohron
Mary D. Cohron
President and Chief Executive Officer
(Chief Executive Officer)

	November 14, 2007	/s/ Steve Marcum
Steve Marcum
Executive Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

                                                27