Form 10KSB
period 2007-12-31
CITIZENS FIRST CORP
filed 2008-03-31
CIK 1073475

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-KSB

X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                                               For the fiscal year ended December 31, 2007
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

Check whether the issuer (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes__  No X

State issuer’s revenues for its most recent fiscal year:  $25,249,304

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the stock was sold, or the average bid and asked bid prices of such common equity, as of a specified date within the past 60 days.   $13,217,647 as of March 26, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,959,583 shares of common stock as of March 26, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 15, 2008 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format:  Yes ___     No   X

CITIZENS FIRST CORPORATION

TABLE OF CONTENTS

PART I

ITEM 1 DESCRIPTION OF BUSINESS………………………………………………………….......4-18

ITEM 2 DESCRIPTION OF PROPERTY………………………………………………………….....…19

ITEM 3 LEGAL PROCEEDINGS..............................................................................................................19

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS………..…….......19

PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES………………………….………………….......................................................20-21
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION….22-40
ITEM 7 FINANCIAL STATEMENTS……………………………………………………...……....41-68
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................69
ITEM 8A CONTROLS AND PROCEDURES...........................................................................................69

PART III
ITEM 9                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
                                   PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
                                   SECTION 16(a) OF THE EXCHANGE ACT......................................................................70-71

ITEM 10 EXECUTIVE COMPENSATION…………………………………………………….....…….71
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................71
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........……………….71
ITEM 13 EXHIBITS……………………………………………………..……………....……….…...72-73
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................................73

SIGNATURES…………………………………………………………………………………............…………...74-75

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-KSB include, but are not limited to:

•
the effects of future economic and business conditions, including, without limitation, the recent deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, or a reduced demand for credit, which would reduce earning assets;

•
possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and regulations, as well as changes affecting financial institutions’ ability to lend and otherwise do business with consumers;

•	our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

•
possible changes in the quality or composition of our loans or investment portfolios, including adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

•	increases in our nonperforming assets, or our inability to recover or absorb losses created by such nonperforming assets;

•	our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

•
the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

•	the cost and other effects of material contingencies;

•	our ability to keep pace with technological changes;

•	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

•
the risks of acquisitions, including without limitation, the costs of integrating our operations, potential customer loss and deposit attrition and the failure to achieve expected gains, revenue growth and/or expense savings from such a transaction;

•
further easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies, credit unions and finance companies, may increase competitive pressures and affect our ability to preserve our customer relationships and margins;

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to unexpected changes; and

•	other factors and information contained in this Annual Report on Form 10-KSB and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

The cautionary statements in this Annual Report on Form 10-KSB also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Annual Report on Form 10-KSB, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

PART I

Item 1. Description of Business

Citizens First Corporation was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky.  In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), through its organization and ownership of its subsidiary, Citizens First Bank, Inc (the “Bank”).  The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2007, the Company and the Bank had 132 employees (119 full-time equivalent employees).

In November 2006, we acquired Kentucky Banking Centers, Inc. (“KBC”), a Kentucky state chartered bank headquartered in Glasgow, Kentucky, for a cash purchase price of $18.7 million.  We funded the purchase price through a combination of the sale of common stock and trust preferred securities.  Following the closing of the acquisition, we merged KBC into the Bank and the former offices of KBC became branch offices of the Bank.

Our strategy is to continue to grow our community bank franchise by emphasizing local management and providing superior customer service, while achieving operating efficiencies and maintaining strong credit quality and financial performance.  We believe the following strengths of our business differentiate us and provide us with a competitive advantage.

•
Strategic Expansion.  We have expanded from a single office in Bowling Green to ten offices in Warren, Simpson, Hart and Barren Counties in Kentucky.  We intend to continue to expand in our market area through internal growth, the opening of new offices and selective acquisitions.

•
Our Management Team.  We have assembled a team of bankers with expertise in servicing individuals and small- to medium-sized businesses.  We will continue to emphasize experienced local management with a strong commitment to the communities we serve.

•
Our Market Area.  Our bank is headquartered in Bowling Green, Warren County, Kentucky, and we have four offices in Bowling Green.  In addition, we currently have two offices in Franklin, located in adjacent Simpson County; two offices in Glasgow, located in adjacent Barren County; and two offices in Hart County.  Our market area consists of the ten county region located in south central Kentucky known as the Barren River Area Development District and extends south into the outlying suburban growth areas of Nashville, Tennessee.  In recent years, this market area has experienced notable economic growth, driven by industry expansion and population growth in Bowling Green.  We believe that this combination of population and economic growth will continue to support businesses such as real estate development, construction, manufacturing and education and favors the expansion of community-based banking services in our market area.

Lending Activities

General.  We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2007, we had total loans of $254.8 million, representing 73.6% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. At December 31, 2007, our commercial loans had an average size of $98,000 and the largest loan was $4.8 million. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. At December 31, 2007, commercial loans amounted to $84.8 million, or 33.3%, of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. At December 31, 2007, our commercial real estate loans had an average size of $146,000 and the largest loan was $3.3 million. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2007, total commercial real estate loans amounted to $93.5 million, or 36.7% of our loan portfolio.

Residential Real Estate Loans.  We originate residential mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. At December 31, 2007, our residential real estate loans had an average size of $46,000 and the largest loan was $1.0 million. We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. Except for five-year fixed rate residential mortgage loans, we sell to the secondary market all of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2007, total residential real estate loans amounted to $61.1 million, or 24.0% of our loan portfolio.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market. We receive fees in connection with the origination of mortgage loans, with these fees aggregating $341,000 and $336,000 for the years ending December 31, 2007 and 2006, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. At December 31, 2007, our consumer loans had an average size of $7,000, and the largest loan was $217,000. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, 2007, total consumer loans amounted to $15.4 million, or 6.0% of our loan portfolio.

Loan Underwriting and Approval.  We seek to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist us in managing this business risk. These policies provide a general framework for our loan operations while recognizing that not all risk activities and procedures can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of our Executive Vice President, Credit Administration or our President where appropriate.

Deposit Services

Our principal source of funds is core deposits. We offer a range of deposit products and services consistent with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We actively pursue business checking accounts by offering competitive rates, telephone banking and other convenient services to our business customers. In some cases, we require business customers to maintain minimum balances. We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers. We also offer a remote deposit program whereby commercial customers can electronically scan checks at their place of business. These scanned images replace the original paper documents that can then be settled through the check clearing network.

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

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer. We focus on making our products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment. We have eighteen ATMs and are part of an ATM network which has ATMs at convenience stores and service stations. We also provide debit and credit card services through third parties and also offer night depository, direct deposits, Series E Savings Bond redemptions, cashiers and travelers checks and letters of credit. We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, credit card services and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies, as well as other services such as check collection and purchase and sale of federal funds. Our agreement with a third-party service provider makes available to customers convenient telephonic access to their accounts while reducing the personnel and equipment that is required to provide these services. We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

                                                      7

We provide title insurance services to mortgage loan customers for a fee and, through third party providers, we offer other insurance services and trust services and receive a fee for referrals. In 2007, the Company began to offer non-deposit investment services and products through an agreement with a broker-dealer.  The Company earns advisory fees and commissions from the sale of these services and products.  The objective of offering these products and services is to generate fee income and strengthen relationships with our customers.

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

Our most competitive market is the Bowling Green market area. As of February 28, 2008, there were 16 financial institutions operating a total of 53 offices in Warren County and six financial institutions operating a total of 10 offices in Simpson County.  In addition,  there were four institutions operating a total of six offices in Hart County and six financial institutions operating 17 offices in the Barren County market.  We compete with these institutions both in attracting deposits and in making loans. We have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits than we have. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

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

FDIC Insurance. The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC.  The FDIC implemented a new risk-based insurance premium system effective January 1, 2007 under which banks are assessed insurance premiums based on how much risk they present to the DIF.  Banks with higher levels of capital and a lower degree of supervisory risk are assessed lower premium rates than banks with lower levels of capital and/or a higher degree of supervisory risk.  These premium rates are applied to the average balance of deposits in the prior quarter.  The FDIC has provided a one time assessment credit to eligible institutions based on the assessment base of the institution as of December 31, 1996, as compared to the combined aggregate assessment base of all eligible institutions as of that date.  This one time assessment credit reduced expense by $91,000 in the year ended December 31, 2007.  The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels.  An increase in the assessment rate could have an adverse effect on the Bank’s earnings, depending on the amount of the increase.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition or has violated applicable laws, regulations or orders.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%.  Total capital consists of two components, Tier 1 capital and Tier 2 capital.  Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 capital must equal at least 4% of risk-weighted assets.  Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  At December 31, 2007, our ratio of total capital to risk-weighted assets was 11.55% and our ratio of Tier 1 capital to risk-weighted assets was 10.41%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines have a dual structure for (i) bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, and (ii) all other bank holding companies, which are typically smaller.  We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%.  At December 31, 2007, our leverage ratio was 9.03%.  The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.  Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Federal Reserve has increased the size of holding companies that can rely on the capital guidelines that apply to small bank holding companies.  See the discussion below under “Citizens First Corporation Management’s Discussion and Analysis – Capital Resources.”

Information concerning our regulatory ratios at December 31, 2007 is included in our “Notes to Consolidated Financial Statements.”

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations.  The controlling bank holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  We believe that we and the bank would be considered “well capitalized” as of December 31, 2007.

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

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information.  The NASDAQ Stock Market has also proposed and adopted corporate governance rules related to Sarbanes-Oxley.  These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

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

Effective for all non-accelerated filers for fiscal years ending after December 15, 2007, Section 404 of Sarbanes-Oxley requires our chief executive officer and chief financial officer to issue a report on internal controls over financial reporting.  This report which is included in our Annual Report indicates whether a process has been implemented to assess the effectiveness of internal controls over financial reporting using suitable control criteria.  The evaluation of control should be supported by evidence, including documentation of processes, key controls and the results of testing.

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

Making loans and other extensions of credit is an essential element of our business. Interest received on loans represented approximately 88.6% of our interest income for the year ended December 31, 2007. Although we seek to mitigate risks inherent in lending by adhering to specific underwriting practices, our loans and other extensions of credit may not be repaid. The risk of nonpayment is affected by a number of factors, including:

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

Mary D. Cohron, our President and Chief Executive Officer, and Todd Kanipe, our Executive Vice President, Credit Administration and Finance, have extensive and long-standing ties within our primary market area, and they have contributed significantly to our growth. If we lose the services of either of Ms. Cohron or Mr. Kanipe, they would be difficult to replace and our business and development could be materially and adversely affected. We do not maintain key-man life insurance on Ms. Cohron or Mr. Kanipe.

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

Approximately 60.7% of our loan portfolio as of December 31, 2007 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

A small number of customers account for a large percentage of our total deposits.

At December 31, 2007, eleven customers accounted for approximately $28.2 million, or 10.0%, of total deposits. If one or more of these customers move their deposits, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets.

We rely on certificates of deposit in excess of $100,000 for a significant portion of our deposit funding.

At December 31, 2007, $55.8 million, or 19.8% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

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

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  For example, for the year ending December 31, 2007, we were required to comply with certain portions of Section 404 of the Sarbanes-Oxley Act and our management was required to issue a report on our internal controls over financial reporting.  Although our external auditors will not be required to attest on our internal controls over financial reporting until 2008, with an anticipated delay until 2009, we expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We have evaluated our internal control systems in order to allow management to report on the adequacy in 2007.  If we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, or if we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal control over financial reporting, the trading price of our common stock could decline, our ability to obtain any necessary equity or debt financing could suffer, and, our common stock could ultimately be delisted from the NASDAQ Global Market.  In this event, the liquidity of our common stock would be severely limited and the market price of our common stock would likely decline significantly.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support growth or for other reasons. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. If we cannot raise additional capital on terms acceptable to us, when needed, our ability to expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

Our stock price is volatile due to the limited market for the stock.

There has been limited trading in our shares of common stock, at widely varying prices, and trading to date has not created an active market for our shares. Although our common stock is listed on the NASDAQ Global Market under the symbol “CZFC,” an established and liquid trading market in our stock may not develop, and may not continue if it does develop.

Item 2. Properties

We currently operate from a ten office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned

Main Office	1065 Ashley Street Bowling Green, Kentucky	Owned
Branch	1805 Campbell Lane Bowling Green, Kentucky	Leased(1)
Branch	901 Lehman Avenue Bowling Green, Kentucky	Owned
Branch	1200 S. Main Street Franklin, Kentucky	Owned
Branch	2451 Fitzgerald-Industrial Drive Bowling Green, Kentucky	Owned
Branch	705 N. Main Street Franklin, Kentucky	Owned
Branch	204 East Main Street Horse Cave, Kentucky	Owned
Branch	1530 South Green Street Glasgow, KY	Owned(2)
Branch	656 North Main Street Munfordville, Kentucky	Leased
Branch	113 West Public Square Glasgow, Kentucky	Leased
__________

(1)	We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.
(2)
In June 2007 we entered into a lease at Southgate Plaza, Glasgow, Kentucky near our current 1530 South Green Street branch, and intend to relocate that branch to the new location in 2008.  The construction of the new branch began in the fourth quarter of 2007. Once the building is complete, it will be sold to an independent party and we will lease it back.  Our branch at 1530 South Green Street has been sold to a third party with the agreement that we can remain at the branch until our new branch is completed.

In December 2007, we purchased property at the corner of West Cherry Street and Wall Street in Glasgow on which we plan to locate a branch in 2008. We also purchased property located at 2900 Louisville Road in Bowling Green.  We believe that all of our properties are adequately covered by insurance.

Item 3.  Legal Proceedings

In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Part II

Item 5.   Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of
Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.”  Trading volume in the Company’s common stock is light. As of March 24, 2008, there were approximately 774 owners of record of our common stock.

The following table shows the reported high and low sales prices for the periods indicated:

2007:                                                                                           High        Low
Fourth Quarter	$12.50	$ 9.35
Third Quarter	13.84	12.00
Second Quarter	14.25	12.40
First Quarter	16.25	14.15

2006:                                                                                           High        Low
Fourth Quarter	$20.05	$ 15.10
Third Quarter	20.50	18.60
Second Quarter	21.00	18.50
First Quarter	26.57	17.14

We paid a cash dividend of $0.05 per share on our common stock in June and December of 2007.  Dividends on common stock are payable in the future at the discretion of the Board of Directors.  Quarterly dividends are payable on our preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.

Our ability to pay dividends depends on the ability of our subsidiary, Citizens First Bank, to pay dividends to us.  The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Under Kentucky law, the Bank may pay dividends only from current or retained net profits.  Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years.  During 2008, the Bank could, without prior approval, declare dividends equal to any 2008 net profits retained to the date of the dividend declaration. State and federal regulatory authorities also have authority to prohibit the Bank from paying dividends if they deem such payment to be an unsafe or unsound practice.

The Company’s 401(K) plan offers employees the opportunity to invest contributions in a fund consisting primarily of the Company’s common stock.  As of December 31, 2007, the common stock fund held 3,200 shares of Company common stock.  Interests in the plan and investment in the Plan’s common stock fund were offered in reliance on the exemption from registration provided by Section 3 (a) (11) of the Securities Act of 1933 and Rule 146 there under. Information concerning our stock option plans for employees and non-employee directors is found in Note 14 to the financial statements.

Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth certain information as of December 31, 2007, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Number of Securities
	Number of Securities		Remaining Available for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in Column a)
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	150,682	$15.23	24,064
Equity compensation plans not
approved by security holders	-	-	-

Total	150,682	$15.23	24,064

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with Item 7 “Financial Statements” as well as other information included in this Form 10-KSB.

Overview

We are a one bank holding company headquartered in Bowling Green, Kentucky.  Since we opened Citizens First Bank, Inc. in 1999, we have expanded to ten offices with $346.4 million in total assets as of December 31, 2007.  In November 2006, we acquired KBC, a Kentucky state chartered bank headquartered in Glasgow, Kentucky for $18.7 million. To fund the acquisition, we completed a successful public offering of 1,035,000 shares of common stock, raising $14.6 million net in equity capital in November 2006.  The Company also received $5.0 million in proceeds from the issuance of new subordinated debentures in October 2006.    Following the acquisition, we merged KBC into Citizens First Bank.  The results presented by the Company include the results of KBC for the entire year of 2007 while 2006 includes KBC results for the month of December 2006, only.

Our acquisition of Kentucky Banking Centers, Inc. represented a significant franchise expansion for the Company.  Assets acquired from KBC totaled $139.8 million.  During 2007, we focused on successfully integrating the customers and operations of KBC, which required significantly more time and cost than we originally projected.  The increased expense, including higher than expected personnel, occupancy, advertising, and data processing costs, adversely impacted the Company’s net income for 2007.  In 2007, we also made a concerted effort to control overall balance sheet growth rates with a view toward building a strong infrastructure for future balance sheet growth. However, while the financial markets in general were impacted by the collapse of subprime lending and concerns about the slowing national economy, our regional economy showed improvement in mid-2007 as several significant new industries and industry expansions were announced in the area.

Net income for the twelve months ended December 31, 2007 was $1.3 million, down $900,000, or 40.9%, from $2.2 million for the twelve months ended December 31, 2006. Return on average equity decreased to 3.49% for the year ending December 31, 2007, compared to 9.56% for the prior year.  Return on average assets was .38% as of December 31, 2007, compared to 1.01% at December 31, 2006. Basic and diluted net income per share was $0.39 for the current year, compared to $1.49 and $1.28 for the year ended December 31, 2006, a decrease of $1.10, or 73.8%, and $0.89, or 69.5%, respectively. The percentage change in net income in the comparable periods is not proportional to the percentage change in net income per share due primarily to the effect of the additional common shares issued in the fourth quarter of 2006.  During 2007 and 2006, the Company declared dividends on its preferred stock of $520,000, leaving net income available to common shareholders of $776,000 and $1.6 million, respectively.

The provision for loan losses increased $560,000 for the year ending December 31, 2007, to $710,000 as compared to $150,000 for the year ended December 31, 2006. The increase in non-performing loans and increased net charge-offs, and internally classified loans caused the need for the increased provision. At December 31, 2007, non-performing loans increased to $3.4 million from $1.1 million at December 31, 2006.  However, of the $3.4 million in non-performing loans at December 31, 2007, $1.8 million represented nine (9) construction loans to two (2) related entities that were fully collateralized by first mortgages on residential real estate. The properties pledged to the Bank were sold in March, 2008.  Proceeds permitted the Bank’s collection of all principal, all accrued interest up to the date the loans were placed in nonaccrual status and some collection expenses.

The Company’s net interest margin decreased 66 basis points in 2007 from 4.67% in 2006 to 4.01% in 2007. This was due in part to the lower interest margin acquired from KBC, as well as the 100 basis point decrease in the prime rate that occurred in the latter part of 2007.  While non-interest income increased in 2007 by

$800,000, non-interest expense increased 62.2% or $4.6 million.  As stated earlier, this increase was primarily due to the cost of integrating KBC’s operations into ours at much higher costs than were anticipated.

Given the current changing operating environment, in 2008 our goal is to increase earnings per share through growing revenue while reducing expenses.  We have commenced a program of non-interest expense reduction through the streamlining of our staff in early 2008 and a focus on efficiency.  We have established an incentive plan for our employees to increase revenue by encouraging growth in loans and deposits.  In addition, we intend to continue to deal aggressively with our nonperforming assets by monitoring delinquencies, continually evaluating the allowance for loan losses and emphasizing collection efforts.

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

Results of Operations

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

For the year ended December 31, 2007, net interest income was $11.9 million, an increase of $2.8 million, or 30.8%, over net interest income of $9.1 million in 2006.  The increase in 2007 resulted primarily from the growth in volume of loans and deposits.  The net interest margin in 2007 was 4.01%, compared to 4.67% in 2006.  This decrease of 66 basis points is attributable to the cost of interest-bearing liabilities repricing slower than the interest earning assets.  The prime rate decreased 1% during 2007, from 8.25% to 7.25%, which unfavorably decreased interest income on earning assets.

Net Interest Analysis Summary

	2007	2006
Average yield on interest earning assets	7.57%	7.55%
Average rate on interest bearing liabilities	3.96%	3.29%
Net interest spread	3.61%	4.26%
Net interest margin	4.01%	4.67%

The following table sets forth for the years ended December 31, 2007 and 2006 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis
Year Ended December 31,		2007			2006
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(Dollars in thousands)
Interest earning assets:
Federal funds sold and other	$ 13,029	$ 686	5.27%	$13,570	$ 692	5.10%
Available-for-sale securities:
Taxable	26,699	1,304	4.89%	13,500	576	4.27%
Nontaxable(1)	12,711	736	5.79%	1,964	114	5.80%
FHLB stock	1,946	128	6.60%	757	45	5.94%
Loans, net (2)	249,279	20,139	8.08%	166,794	13,417	8.04%
Total interest earning assets	303,664	22,993	7.57%	196,585	14,844	7.55%
Non-interest earning assets	36,528			16,245
Total Assets	$340,192			$212,830

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 63,410	$ 899	1.42%	$ 52,851	$ 677	1.28%
Savings accounts	22,944	548	2.39%	3,496	44	1.26%
Time deposits	171,731	8,548	4.98%	98,720	4,251	4.31%
Total interest-bearing deposits	258,085	9,995	3.87%	155,067	4,972	3.21%
Federal funds purchased	59	3	5.08%	-	-	-
Securities sold under repurchase agreements	3,028	73	2.41%	3,752	80	2.13%
FHLB borrowings	7,990	387	4.84%	11,975	522	4.36%
Notes payable	96	8	8.33%	84	7	8.33%
Subordinated debentures	5,000	354	7.08%	1,082	76	7.02%
Total interest-bearing liabilities	274,258	10,820	3.96%	171,960	5,657	3.29%
Non-interest bearing liabilities:
Non-interest bearing deposits	26,491			17,070
Other liabilities	2,359			1,286
Total liabilities	303,108			190,316
Shareholders’ equity	37,084			22,514
Total liabilities and shareholders’ equity	$340,192			$212,830
Net interest income		$ 12,173			$ 9,187
-Net interest spread (1)			3.61%			4.26%
Net interest margin (1) (3)			4.01%			4.67%
Return on average assets ratio			.38%			1.01%
Return on average equity ratio			3.49%			9.56%
Equity to assets ratio			10.90%			10.58%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%.
(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table sets forth the effect which the varying levels of interest earning assets and interest bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Twelve Months Ended
	December 31,
	2007 vs. 2006
	Increase/(Decrease) Due to
	Rate	Volume	Net
	(Dollars In thousands)
Interest-earning assets:
Federal funds sold	$ 22	$ (28)	$ (6)
Available-for-sale-securities:
Taxable	165	563	728
Nontaxable (1)	(2)	624	622
FHLB stock	12	71	83
Loans, net	87	6,635	6,722
Total net change in income on interest-earning assets	284	7,865	8,149

Interest-bearing liabilities:
Interest-bearing transaction accounts	87	135	222
Savings accounts	259	245	504
Time deposits	1,153	3144	4,297
Securities sold under repurchase agreements	8	(15)	(7)
Federal funds purchased	-	3	3
FHLB borrowings	39	(174)	(135)
Notes payable	-	1	1
Subordinated debentures	3	275	278
Total net change in expense on interest-bearing liabilities	1,549	3,614	5,163

Net change in net interest income	$ (1,265)	$ 4,251	$2,986

Percentage change	(42.37%)	142.37%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2007 was $710,000 or .28% of average loans, compared to a provision of $150,000 or 0.09% of average loans during 2006.  With the resulting increase in total nonperforming loans, internally classified loans, and increased net charge-offs, a larger provision for 2007 was recorded to provide for probable incurred loan losses.

Non-interest Income

Non-interest income totaled $2.5 million in 2007, compared to $1.7 million in 2006, an increase of $800,000 or 47.1%.  The primary increase in non-interest income was an additional $619,000 in service charges on deposits as a result of the increase in deposits resulting from the acquisition of KBC.  Income on Company-owned life-insurance, which was purchased in the second quarter of 2007, was $152,000  Other service charges and fees increased $85,000.  The following table shows the detailed components of non-interest income:

			Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Service charges on deposit accounts	$1,483	$864	619
Other service charges and fees	247	162	85
Gain on the sale of mortgage loans held for sale	341	336	5
BOLI income	152	-	152
Title premium fees	61	57	4
Trust referral fees	15	16	(1)
Gain on the sale of premises and equipment	15	49	(34)
Gain (loss) on the sale of available-for-sale securities	(18)	7	(25)
Lease income	210	219	(9)
	$2,506	$1,710	$796

Non-interest Expense

Non-interest expense increased 62.2%, or $4.6 million, from $7.4 million in 2006 to $12.0 million in 2007.   The largest expense was salaries and employee benefits which increased $2.2 million due to the former KBC employees being on the payroll for an entire year in 2007 versus only one month in 2006. The number of full-time employees grew from 72 at November 30, 2006, the closing date of the acquisition of KBC, to 119 at December 31, 2007.  In addition, the Company has grown from six offices at November 30, 2006 to ten offices at December 31, 2007, including the KBC offices acquired and an additional branch opened in Glasgow, Kentucky in October 2007.  Net occupancy expense increased $357,000 and equipment expense increased $323,000 due to the addition of the KBC branches for the entire year and the addition of the new branch in Glasgow.  Core deposit amortization of $344,000 was incurred in 2007 as a result of the purchase accounting adjustments that resulted from the KBC acquisition.  Advertising expense increased $214,000 primarily due to the introduction of the Bank into new markets. Data processing services increased $302,000 due to the acquisition of KBC and the implementation of a branch capture check processing system which has increased current operating costs but has potential long-term cost savings.  Franchise shares and bank deposit tax increased $196,000 due to the increase in the number of locations.  Other expense increased $294,000 due to community board fees of $43,000 in 2007, increased secondary market fees of $38,000, increased repossession and other real estate expenses of $45,000, increased travel and lodging expenses of $49,000, and increased dues and subscriptions expenses of $43,000.

In 2007, the cost of integrating KBC’s operations into ours was greater than anticipated causing larger increases in several areas.  We paid particular attention to our expense base as we completed 2007 and commenced a program of non-interest expense reduction through the streamlining of our staff in early 2008 and a focus on efficiency.  We expect savings in many expense categories, particularly data processing, as we were able to re-negotiate our third-party data processing contract at the beginning of 2008.

The increases and decreases in expense in 2007 by major categories are as follows:

			Increase
	2007	2006	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$5,991	$3,775	$2,216
Net occupancy expense	1,042	685	357
Equipment expense	821	498	323
Advertising	543	329	214
Professional fees	431	387	44
Data processing services	749	447	302
FDIC and other insurance	163	73	90
Franchise shares and deposit tax	432	236	196
Postage and office supplies	272	164	108
Telephone and other communication	252	164	88
Core deposit amortization	344	-	344
Other	936	642	294
	$11,976	$7,400	$4,576

Income Taxes

Income tax expense was calculated using the Company’s expected actual rate for 2007 and 2006.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  The effective tax rate for 2007 was 25.6%, compared to 34.9% for 2006.  This decrease in the tax rate in 2007 is related to the increase in income from tax-free loans, increased tax-exempt income on state and municipal securities, and income on bank owned life insurance, which is not taxable.

Balance Sheet Review

Our assets at year end 2007 totaled $346.4 million, compared with $338.9 million at December 31, 2006, an increase of $7.5 million or 2.2%.  Average interest earning assets increased $107.1 million from 2006 to 2007, from $196.6 million to $303.7 million.

Loans

Total loans averaged $249.3 million in 2007, compared to $166.8 million in 2006.  At year-end 2007, loans totaled $254.8 million, compared to $239.6 million at year-end 2006, an increase of $15.2 million or 6.3%.  We experienced a small amount of loan growth in our market area throughout 2007, with strength in middle market commercial loans which range between $500,000 and $2.0 million.  The following table presents a summary of the loan portfolio by category:

	December 31, 2007		December 31, 2006
	(Dollars in thousands)
		% of Total Loans		% of Total Loans
Commercial and agricultural	$84,763	33.27%	$61,112	25.51%
Commercial real estate	93,484	36.69%	97,198	40.57%
Residential real estate	61,124	23.99%	64,623	26.98%
Consumer	15,394	6.05%	16,634	6.94%
	$254,765	100.00%	$239,567	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The primary source of repayment cannot be traced to any specific industry group.  The percentage distribution of our loans by industry as of December 31, 2007 and 2006 is shown in the following table:

	2007	2006

Agriculture, forestry, and fishing	11.74%	12.87%
Mining	0.02%	0.00%
Construction	5.83%	6.65%
Manufacturing	7.64%	4.89%
Transportation, communication, electric, gas, and sanitary services	3.87%	3.35%
Wholesale trade	1.07%	1.37%
Retail trade	13.58%	10.76%
Finance, insurance, and real estate	15.64%	17.42%
Services	9.27%	8.19%
Public administration	1.30%	0.58%
Total commercial and commercial real estate	69.96%	66.08%
Residential real estate loans	23.99%	26.98%
Other consumer loans	6.05%	6.94%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2007, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.9 million to $4.9 million.  The aggregate amount of these credit relationships was $63.3 million.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2007.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities	Within One	After One But Through	After Five	Total
As of December 31, 2007	Year	Within Five Years	Years
(Dollars in thousands)		Years

Commercial and agricultural	$ 39,564	$ 30,525	$ 14,674	$ 84,763
Commercial real estate	28,920	25,524	39,040	93,484
Residential real estate	5,887	10,310	44,927	61,124
Consumer	4,302	10,007	1,085	15,394
Total	$ 78,673	$ 76,366	$ 99,726	$ 254,765

The table below presents loans outstanding as of December 31, 2007 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2007
(Dollars in thousands)

Fixed Rate	$ 81,396
Variable Rate	94,696
Total maturities greater than one year	$ 176,092

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 46.9% of our earning assets as of December 31, 2007, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities are issued with fixed terms and can only be repriced at maturity. In 2007, the prime rate decreased three times for a total of 100 basis points. During 2006, the prime rate increased four times for a total of 100 basis points. During a period of rising interest rates, the yield on our interest earning assets will increase faster than the rates paid on interest bearing liabilities. This creates an increase in our net interest margin as the difference between what we earn on our interest earning assets and what we pay on our interest bearing liabilities increases. During periods of falling rates, the yield on our assets will decline faster than the rates paid on supporting liabilities. This causes an initial decline in the net interest margin, as the difference between what we earn on our assets and what we pay on our liabilities becomes smaller. If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Asset Quality and the Allowance for Loan Losses

We consider asset quality to be of primary importance, and employ two full-time internal credit review people to monitor adherence to the lending policy.  We use a year round internal credit review to assess a minimum of 30% of our loan portfolio.  Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2007, the allowance was $3.2 million, compared to $3.1 million at the end of 2006.  The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2007 was 1.25%, compared to 1.31% at December 31, 2006.

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

	December 31, 2007	December 31, 2006
	(Dollars in thousands)

Non-performing loans	$3,349	$1,131
Non-performing assets	4,461	1,330
Allowance for loan losses	3,194	3,128
Non-performing assets to total loans	1.75%	0.56%
Non-performing assets to total assets	1.29%	0.39%
Net charge-offs to average total loans	.27%	.06%
Allowance for loan losses to non-performing loans	95.37%	276.57%
Allowance for loan losses to total loans	1.25%	1.31%

We had non-performing loans totaling $3.4 million at December 31, 2007, and $1.1 million at December 31, 2006.  The non-performing loan total at year-end 2007 consisted of 17 non-accrual loans of $2.1 million, and 26 loans over 90 days past due totaling $1.3 million. Non-performing assets includes other real estate owned of one commercial property of $700,000, and two residential real estate properties totaling $462,000.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review.  Where appropriate, allocations for individual loans are included in the allowance calculation based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  We evaluate the collectibility of both principal and interest when assessing the need for a loss accrual.  Historical loss rates are applied to other loans not subject to individual allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

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

Of the $3.4 million in non-performing loans at December 31, 2007, $1.8 million represented nine (9) construction loans to two (2) related entities.  These loans were fully collateralized by first mortgages on residential real estate.  In October, 2007, the borrowers filed for Chapter 11 bankruptcy protection.  The Bankruptcy Court approved a public auction of thirty (30) properties owned by the borrowers and their related interests.  This auction was held in February, 2008.  Each of the properties pledged to the Bank were sold, and all sales were finalized in March, 2008, and we have completely exited the credit relationship.  Proceeds from the auction permitted the collection of all principal, all accrued interest up to the date the loans were placed in nonaccrual status and some collection expenses.

Generally, we do not include loans that are current as to principal and interest in our non-performing assets categories.   However, we will still classify a current loan as a potential problem loan if we develop doubts about the borrower’s future performance under the terms of the loan contract.   We consider the level of potential problem loans in our determination of the allowance for loan losses.   At December 31, 2007 and December 31, 2006, we reported classified loans totaling $6.3 million and $5.6 million, respectively, as potential problem loans and made allocations in the allowance for loan losses.   Total potential problem loans as a percentage of total loans at December 31, 2007 and December 31, 2006 were 2.5% and 2.3%, respectively.

The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2007 and 2006.

	December 31,
	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$3,128	$1,957
Allowance from acquisition	-	1,115
Provision for loan losses	710	150
Amounts charged off:
Commercial	165	82
Commercial real estate	193	28
Residential real estate	182	-
Consumer	186	51
Total loans charged off	726	161
Recoveries of amounts previously charged off:
Commercial	40	63
Commercial real estate	16	-
Residential real estate	-	-
Consumer	26	4
Total recoveries	82	67
Net charge-offs	644	94
Balance at end of year	$ 3,194	$ 3,128

Total loans, net of unearned income:
Average	$249,279	$166,794
At December 31	$254,765	$239,567
As a percentage of average loans:
Net charge-offs	.27%	.06%
Provision for loan losses	.28%	.09%

During 2006, the Bank had $56,000 in commercial charge-offs to one borrower, along with various other charge-offs in the commercial and residential real estate portfolios, totaling $161,000 for the year.  Total recoveries of $67,000 for the period reduced net charge-offs significantly for the year to $94,000.  In 2007, recoveries totaled $82,000 combined with much higher level of charge-offs of $726,000, resulting in net charge-offs of $644,000 for the year.  Net charge-offs in 2007 consisted of $125,000 from the commercial portfolio, $177,000 from the commercial real estate portfolio, $182,000 from the residential real estate portfolio, and $160,000 from the consumer portfolio. Of the increased net charge-offs in 2007, $145,000 were attributable to KBC loans from the acquisition.  Most of these loans had not been identified as problem loans during the acquisition as the loan amounts were well below the scope of normal due diligence.  Also contributing to the increased charge-offs were $340,000 attributable to a number of small loans at one branch. The Bank has taken steps to address the issues at this location, including identifying problem loans and making appropriate personnel changes.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2007		December 31, 2006
		% of Loans		% of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential real estate loans	$ 563	23.99%	$ 690	26.98%
Consumer and other loans	260	6.05%	272	6.94%
Commercial and agricultural	1,009	33.27%	660	25.51%
Commercial real estate	1,234	36.69%	1,344	40.57%
Unallocated	128	0.00%	162	0.00%
Total allowance for loan losses	$ 3,194	100.00%	$ 3,128	100.00%

We believe that the allowance for loan losses at December 31, 2007 provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities and Federal Funds Sold
Securities are all classified as available for sale, and averaged $39.4 million in 2007, an increase of $23.9 million, or 154.2%, over the average of $15.5 million in 2006.  The increase in average balances is the result of 12 months of the acquired KBC investment portfolio being included versus one month in 2006.  The table below presents the carrying value of securities for each of the past two years.

	December 31, 2007	December 31, 2006
	(Dollars in thousands)

U.S. Treasury and U.S. Government agencies	$ 6,490	$ 29,495
Mortgage-backed securities	17,135	4,869
Municipal securities	16,833	8,249
Other securities	1,858	-
Total available-for-sale securities	$ 42,316	$ 42,613

The table below presents the maturities and yield characteristics of securities at December 31, 2007.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Over	Over
		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
	(Dollars in thousands)
U.S. Government agencies	$ 3,491	$ 1,000	$2,000	$ -	$ 6,491	$ 6,490
Mortgage-backed securities(1)	115	9,354	4,965	2,870	17,304	17,135
Municipal securities	287	639	5,893	9,968	16,787	16,833
Other Securities	-	-	-	1,858	1,858	1,858
Total available-for-sale securities	$ 3,893	$ 10,993	$12,858	$ 14,696	$ 42,440	$ 42,316

Percent of total	9.2%	25.9%	30.3%	34.6%	100.0%
Weighted average yield(2)	5.01%	4.94%	5.18%	5.85%	5.34%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on December 2007 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-
     equivalent basis.

 Deferred Tax Assets

We have a net deferred tax asset of $214,000 at December 31, 2007.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2007, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as we are profitable or as we carry back tax losses to periods in which we paid income taxes.

Deposits
Total deposits averaged $284.6 million during 2007, an increase of $112.5 million, or 65.4%, compared to $172.1 million in 2006.  Total deposits at December 31, 2007 totaled $282.3 million, an increase of $2.9 million or 1.0% from $279.4 million at December 31, 2006.  Time deposits of $100,000 or more totaled $ 65.0 million at December 31, 2007, compared to $45.2 million at December 31, 2006.  Interest expense on time deposits of $100,000 or more was $2.2 million in 2007, compared to $1.4 million in 2006.  A summary of average balances and rates paid on deposits for the years ended December 31, 2007 and 2006 follows.

	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Noninterest bearing demand	$ 26,491	0.00%	$17,070	0.00%
Interest bearing demand	63,410	1.42%	52,851	1.28%
Savings	22,944	2.39%	3,496	1.26%
Time	171,731	4.98%	98,720	4.31%
	$284,576	3.51%	$172,137	2.89%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2007:

December 31, 2007
(Dollars in thousands)

Three months or less	$ 6,554
Over three through six months	19,284
Over six through twelve months	24,182
Over one year through three years	4,989
Over three years through five years	8,271
Over five years	1,720
Total	$65,000

Liquidity, Other Borrowings, and Capital Resources
Borrowings
We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are secured borrowings with terms ranging from overnight to thirty years.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2007:

			(Dollars in thousands)
Type	Maturity	Rate	Amount
Fixed	October 27, 2008	4.83%	500
Fixed	February 1, 2009	5.07%	379
Fixed	July 31, 2009	5.14%	2,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	July 1, 2013	2.91%	696
Fixed	December 24, 2014	3.46%	2,000
Fixed	January 1, 2018	3.95%	150
Fixed	July 1, 2023	2.96%	92
			$15,317

At December 31, 2007, we had available collateral to borrow an additional $23.9 million from the FHLB.

In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly. Under the credit agreement, we may not pay cash dividends without the lender’s prior consent.  The loan is secured by the Bank’s common stock. As of December 31, 2007, the line had no balance, and as of December 31, 2006, the line had a balance of $350,000, at an interest rate of 8.25%.

At December 31, 2007, we had established Federal Funds lines of credit totaling $20.6 million with three correspondent banks.  No amounts were drawn as of December 31, 2007 or as of December 31, 2006.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation.

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of December 31, 2007 was 6.88%.

Information regarding our borrowings as of December 31, 2007 and 2006 is presented below:

	2007	2006
	(Dollars in thousands)

Federal funds purchased and repurchase agreements:
Balance at year end	$3,181	$3,921
Weighted average rate at year end	2.53%	2.46%
Average balance during the year	$3,087	$3,752
Weighted average rate during the year	2.46%	2.13%
Maximum month-end balance	$3,927	$4,936
FHLB Advances and Other borrowings:
Balance at year end	$15,317	$11,704
Weighted average rate at year end	4.46%	4.94%
Average balance during the year	$7,990	$11,975
Weighted average rate during the year	4.84%	4.36%
Maximum month-end balance	$15,317	$15,395
Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	6.88%	7.02%
Average balance during the year	$5,000	$1,082
Weighted average rate during the year	7.08%	7.02%
Maximum month-end balance	$5,000	$5,000
Total borrowings:
Balance at year end	$23,498	$20,625
Weighted average rate at year end	4.65%	4.97%
Average balance during the year	$16,173	$16,894
Weighted average rate during the year	5.10%	4.60%
Maximum month-end balance	$24,244	$25,331

Capital Resources

Shareholders’ equity was $37.3 million on December 31, 2007, an increase of $800,000 or 2.19%, from $36.5 million on December 31, 2006.  In August 2007, we repurchased $320,000 or 25,000 shares of our common stock.  Retained earnings increased $1.3 million from net income, less $520,000 paid in preferred dividends and less $198,000 paid in common dividends.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2007 and 2006.

Our capital ratios as of December 31, 2007, and 2006 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2007	December 31, 2006
Tier 1 leverage ratio	9.03%	11.96%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	10.41%	11.52%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	11.55%	12.77%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2007, and 2006 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2007	December 31, 2006
Tier 1 leverage ratio	8.15%	12.14%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	9.40%	11.70%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	10.53%	12.95%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2007 and 2006, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2007:

	One year or less	More than 1 year but less than 3 years	More than 3 years but less than 5 years	5 years or more	Total
	(Dollars in thousands)
As of December 31, 2007
Time deposits	$146,486	$15,865	$13,000	$1,760	$177,111
FHLB advances	1,046	9,377	2,792	2,102	15,317
Notes payable	-	-	-	-	-
Subordinated debentures	-	-	-	5,000	5,000
Lease commitments	270	659	667	4,236	5,832
Total	$147,802	$25,901	$16,459	$ 13,098	$203,260

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 7 of our 2007 audited consolidated financial statements.  Lease commitments include the leases in place for certain branch sites.

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

Our objective as it relates to liquidity is to ensure that we have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the bank has several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the bank’s core deposits, consisting of both business and nonbusiness deposits; cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.

Basis point change	+200bp	-200bp
Increase (decrease) in net interest income at December 31, 2007	2.2%	(9.6%)
Increase (decrease) in net interest income at December 31, 2006	6.2%	(9.9%)

As of December 31, 2007 and 2006, our balance sheet was in an asset-sensitive position because the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

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

We have attempted to decrease the average maturity of our assets by:

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2007, unfunded commitments to extend credit totaled $43.0 million, of which $11.0 million were at fixed rates and $32.0 million were at variable rates.  At December 31, 2006, unfunded commitments to extend credit were $38.9 million, of which $7.6 million were at fixed rates and $31.3 million were at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2007, there was a $2.5 million commitment under a letter of credit and at December 31, 2006, there was a $2.2 million commitment under a letter of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

Item 7.  Financial Statements

The following consolidated financial statements of the Company and report of independent accountants are included herein:

Report of Independent Registered Public Accounting Firm, Crowe Chizek and Company, LLC
Consolidated Balance Sheets—December 31, 2007 and 2006
Consolidated Statements of Income —Years ended December 31, 2007 and 2006
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2007 and 2006 Consolidated Statements of Cash Flows—Years ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

Crowe Chizek and Company LLC
Member Horwath International

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Citizens First Corporation
    Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

                                                                                        /s/ Crowe Chizek and Company LLC

Louisville, Kentucky
March  26 , 2008

Citizens First Corporation

Consolidated Balance Sheets

December 31

	2007	2006
	(In thousands, except share data)
Assets
Cash and due from financial institutions	$ 10,221	$ 8,715
Federal funds sold	3,641	21,135
Cash and cash equivalents	13,862	29,850

Available-for-sale securities	42,316	42,613
Loans held for sale	796	108
Loans, net of allowance for loan losses of $3,194 and $3,128 at December 31, 2007 and 2006, respectively	251,571	236,439
Premises and equipment, net	12,124	11,177
Bank owned life insurance (BOLI)	6,152	-
Federal Home Loan Bank (FHLB) stock, at cost	1,946	1,946
Accrued interest receivable	2,848	2,813
Deferred income taxes	214	302
Goodwill	11,288	10,945
Core deposit intangible	1,859	2,203
Other assets	1,377	379
Total assets	$ 346,353	$ 338,775

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$ 27,450	$ 26,544
Savings, NOW and money market	77,715	95,994
Time	177,111	156,837
Total deposits	282,276	279,375
Securities sold under repurchase agreements	3,181	3,921
FHLB advances	15,317	11,354
Note payable	-	350
Subordinated debentures	5,000	5,000
Accrued interest payable	952	722
Other liabilities	2,331	1,564
Total liabilities	309,057	302,286

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 500 shares; issued and outstanding 250 shares at December 31, 2007 and 2006, respectively	7,659	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,959,583 and 1,978,463 shares at December 31, 2007, and 2006, respectively	26,573	26,573
Retained earnings	3,146	2,639
Accumulated other comprehensive income (loss)	(82)	(382)
Total stockholders’ equity	37,296	36,489
Total liabilities and stockholders’ equity	$ 346,353	$ 338,775

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Income

Years Ended December 31

	2007	2006
	(In thousands, except per share data)
Interest and Dividend Income
Loans	$ 20,139	$ 13,417
Taxable securities	1,298	576
Non-taxable securities	486	75
Federal funds sold and other	820	737
Total interest and dividend income	22,743	14,805
Interest Expense
Deposits	9,996	4,972
FHLB advances	387	522
Subordinated debentures	354	76
Short-term borrowings	83	87
Total interest expense	10,820	5,657
Net Interest Income	11,923	9,148
Provision for Loan Losses	710	150
Net Interest Income After Provision for Loan Losses	11,213	8,998
Noninterest Income
Service charges on deposit accounts	1,483	864
Other service charges and fees	225	162
Sale of mortgage loans	341	336
Lease income	210	219
BOLI income	152	-
Net realized gains(losses) on sale of available-for-sale securities	(18)	7
Other	113	122
Total noninterest income	2,506	1,710
Noninterest Expense
Salaries and employee benefits	5,991	3,775
Net occupancy expense	1,042	685
Equipment expense	821	498
Advertising	543	329
Professional fees	431	387
Data processing services	749	447
Franchise shares and deposit tax	432	236
Core deposit intangible amortization	344	-
Postage and office supplies	272	164
Telephone and other communication	252	164
Other	1,099	715
Total noninterest expense	11,976	7,400
Income Before Income Taxes	1,743	3,308
Provision for Income Taxes	447	1,155
Net Income	$ 1,296	$ 2,153
Dividends declared on preferred stock	520	520
Net income available to common stockholders	$ 776	$ 1,633
Basic Earnings per Share	$ 0.39 3939	$ 1.49 1.49

See Notes to Consolidated Financial Statements

Diluted Earnings per Share	$ 0.39	$ 1.28
See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31

Dollar amounts in thousands, except share data
						Accumulated Other		Total
	Preferred Stock		Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total	Income
Balance, January 1, 2006	250	$7,659	893,643	$10,729	$1,920	$ (350)	$19,958
Net income					2,153		2,153	$2,153
Common stock issued			1,039,688	14,657			14,657
5% stock dividend declared			45,132	914	(914)		-
Dividend declared and paid on preferred stock					(520)		(520)
Stock based compensation				273			273
Change in unrealized gain (loss) on available for sale securities						(32)	(32)	(32)
Total comprehensive income								$2,121
Balance, December 31, 2006	250	$7,659	1,978,463	$26,573	$2,639	$ (382)	$36,489
Net income					1,296		1,296	$1,296
Common stock issued			6,120	96			96
Change in unrealized gain (loss) on available for sale securities						300	300	300
Adjustment to initially adopt FIN 48					(71)		(71)
Stock based compensation				224			224
Treasury stock purchased			(25,000)	(320)			(320)
Dividends declared and paid on preferred stock					(520)		(520)
Dividends declared and paid on common stock ($0.10 per share)					(198)		(198)
Total comprehensive income								$1,596
Balance, December 31, 2007	250	$7,659	1,959,583	$26,573	$ 3,146	$ (82)	$37,296
See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	2007	2006
Operating Activities	(In thousands)
Net income	$1,296	$2,153
Items not requiring (providing) cash
Depreciation and amortization	814	558
Provision for loan losses	710	150
Amortization of premiums and discounts on securities	(149)	72
Amortization of core deposit intangible	344	-
Deferred income taxes	100	329
Stock based compensation	224	273
Net realized (gains) losses on sale of securities	18	(7)
Proceeds from sale of mortgage loans held for sale	20,855	23,772
Origination of mortgage loans held for sale	(21,201)	(22,923)
Gains on sales of loans	(341)	(336)
Losses on sale of other real estate owned	16	9
Gain on sale premises and equipment	(15)	(49)
FHLB stock dividends received	-	(45)
Changes in
Interest receivable	(35)	65
Other assets	(186)	144
Interest payable and other liabilities	774	(149)
Net cash provided by operating activities	3,224	4,016
Investing Activities
Loan originations and payments, net	(17,190)	(2,894)
Acquisition of Kentucky Banking Centers, net of cash acquired	-	(5,458)
Purchase of premises and equipment	(1,764)	(2,573)
Proceeds from maturities of available-for-sale securities	23,829	5,769
Proceeds from sales of other real estate owned	384	108
Proceeds from sales of available-for-sale securities	4,970	2,007
Purchase of securities available for sale	(27,916)	(7,398)
Purchase bank owned life insurance	(6,000)	-
Proceeds from sales of premises and equipment	17	1,384
Contingent payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(278)	(288)
Purchase of FHLB stock	-	(30)
Net cash used in investing activities	(23,948)	(9,373)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(17,373)	(18,516)
Net change in time deposits	20,274	22,114
Proceeds from FHLB advances	18,500	12,000
Repayment of FHLB advances	(14,537)	(16,340)
Net fed funds purchased and repurchase agreements	(740)	801
Net change in other borrowings	(350)	350
Issuance of subordinated debentures	-	5,000
Issuance of common stock	-	14,575
Purchase of treasury stock	(320)	-
Dividends paid on preferred stock	(520)	(520)
Dividends paid on common stock	(198)	-
Net cash provided by financing activities	4,736	19,464
Increase(decrease) in Cash and Cash Equivalents	(15,988)	14,107
Cash and Cash Equivalents, Beginning of Year	29,850	15,743
Cash and Cash Equivalents, End of Year	$13,862	$29,850
Supplemental Cash Flows Information
Interest paid	$ 10,590	$ 5,295
Income taxes paid	$ 815	$ 725
Loans transferred to other real estate owned	$ 1,348	$ 140

Stock issued and liability accrued for contingent payment related to purchase of Commonwealth
Mortgage and Southern Ky. Land Title, Inc.	$ 371	$ 448
Deferred revenue related to a sales leaseback transaction	$ -	$ 246
See Note 18 regarding non-cash transaction included in acquisition.
See Notes to Consolidated Financial Statements

Citizens First Corporation

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Citizens First Corporation and its wholly-owned subsidiary Citizens First Bank, Inc., together referred to as “the Company”.  Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services to individual and corporate customers in Warren, Simpson, Barren and Hart counties in Kentucky.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial and consumer loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Securities -  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

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

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term on the level-yield method.  Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

All interest accrued but not received for loans placed on nonaccrual are reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying

Citizens First Corporation

Notes to Consolidated Financial Statements

for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Loans - The Company purchases groups of loans as part of bank or branch acquisitions.  Purchased loans that show evidence of credit deterioration since origination are recorded at the amount paid (or allocated fair value in a purchase business combination), such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination).  The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loans’ or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Citizens First Corporation

Notes to Consolidated Financial Statements

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

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell,  at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets. Foreclosed assets were $1.1 million and $199,000 at December 31, 2007 and 2006, respectively.

Bank Owned Life Insurance - The Company has purchased life insurance policies on certain key employees. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}.  This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy.  The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition.

Goodwill and Other Intangible Assets - Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.

       Other intangible assets consist largely of core deposit intangible assets arising from a bank acquisition.  They are initially measured at fair value and then are amortized on an an accelerated method over their estimated useful lives of 8 years.

    Long-term Assets-Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying value may not be recoverable from future discounted cash flows.  If impaired, the assets are recorded at fair value.

    Loan Commitments and Related Financial Instruments - Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and   commercial   letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Income Taxes - Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns with its subsidiary.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on

Citizens First Corporation

Notes to Consolidated Financial Statements

examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Upon adoption of FIN 48, we recorded a liability of $71,000.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

Stock Option Plans - The Company adopted Statement of Financial Accounting Standards 123R, Share Based Payment, effective January 1, 2006.  In 2005 and previous years, these plans were measured under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

Retirement Plans  – Employee 401(k) expense is the amount of matching contributions.

  Operating Segments- While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is   evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Earnings per Common Share - Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and preferred stock.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Equity - Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock.  Stock dividends of 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

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

Adoption of New Accounting Standards – In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No 155).  This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items.  The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006.  The adoption of FASB 155 had no effect on the Company’s financial statements for the year ending December 31, 2007.

Citizens First Corporation

Notes to Consolidated Financial Statements

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Reclassifications - Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 financial statement presentation.

Note 2: Available-for-Sale Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
	(Dollars in Thousands)
December 31, 2007
U. S. government agencies	$ 6,490	$ 4	$ (5)
State and municipal	16,833	137	(91)
Mortgage-backed securities	17,135	40	(209)
Other securities	1,858	-	-

Total debt securities	$ 42,316	$ 181	$ (305)

December 31, 2006
U. S. Treasury and government agencies	$ 29,495	$ 4	$ (321)
State and municipal	8,249	10	(79)
Mortgage-backed securities	4,869	1	(195)

Total debt securities	$ 42,613	$ 15	$ (595)

Citizens First Corporation

Notes to Consolidated Financial Statements

Sales of available for sale securities
	2007	2006
	(Dollars in Thousands)
Proceeds	$4,970	$2,007
Gross gains	-	7
Gross losses	(18)	-

The tax provision (benefit) related to these net realized gains and losses were ($6,000) and $2,000, respectively.

The fair value of debt securities at year end 2007 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for Sale
Fair Value
(Dollars in Thousands)

Due in one year or less	$ 3,783
Due from one to five years	1,644
Due from five to ten years	7,976
Due after ten years	11,778
Mortgage-backed	17,135
Total	$ 42,316

Securities pledged at year end 2007 and 2006 had a carrying amount of $31.3 million and $33.4 million and were pledged to secure public deposits and repurchase agreements.

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2007
U.S. government agencies	$ -	$ -	$ 1,995	$ (5)	$ 1,995	$ (5)
State and municipal	3,623	(87)	801	(4)	4,424	(91)
Mortgage-backed securities	6,942	(73)	2,126	(136)	9,068	(209)

Total temporarily impaired	$10,565	$ (160)	$ 4,922	$ (145)	$15,487	$ (305)

Citizens First Corporation

Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2006
U.S. government treasury and agencies	$14,386	$ (8)	$ 6,674	$ (313)	$ 21,060	$ (321)
State and Municipal	7,087	(79)	-	-	7,087	(79)
Mortgage-backed securities	1,556	(3)	2,863	(192)	4,419	(195)

Total temporarily impaired	$23,029	$(90)	$ 9,537	$ (505)	$ 32,566	$ (595)

Based on evaluation of available evidence, including recent changes in market interest rates and information available about the issuers, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.  Management has the intent and ability to hold these securities until forecasted recovery, which may be maturity.  The fair value is expected to recover as the bonds approach maturity.

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:
	2007	2006
	(Dollars in Thousands)

Commercial and agricultural	$ 84,763	$ 61,112
Commercial real estate	93,484	97,198
Residential real estate	61,124	64,623
Consumer	15,394	16,634
Total loans	254,765	239,567
Less allowance for loan losses	(3,194)	(3,128)

Net loans	$ 251,571	$ 236,439

Activity in the allowance for loan losses was as follows:

	2007	2006
	(Dollars in Thousands)

Balance, beginning of year	$ 3,128	$ 1,957
Allowance from acquisition	-	1,115
Provision charged to expense	710	150
Loans charged off	(726)	(161)
Recoveries	82	67

Balance, end of year	$ 3,194	$ 3,128

Citizens First Corporation

Notes to Consolidated Financial Statements

Impaired loans totaled $3.4 million and $1.1 million at December 31, 2007 and 2006, respectively.  An allowance for loan losses of $506,000 and $194,000 relates to impaired loans of $2.7 million and $774,000 at December 31, 2007 and 2006, respectively. Subsequent to year-end, collateral securing an impaired and non-accrual loan relationship for $1.8 million was auctioned.  The loans were paid in full and we have exited the credit relationship.

Interest of $209,000 and $61,000 was recognized on average impaired loans of $1.8 million and $646,000 for 2007 and 2006, respectively. Interest of $135,000 and $33,000 was recognized on impaired loans on a cash basis during 2007 and 2006, respectively.

At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled $1.3 million and $455,000, respectively.  Non-accruing loans at December 31, 2007 and 2006 were $2.1 million and $676,000, respectively.

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2007	2006
	(Dollars In Thousands)

Land and land improvements	$ 3,150	$ 2,852
Buildings and improvements	7,553	6,948
Leasehold improvements	277	241
Furniture and fixtures	642	1,790
Equipment	2,826	2,216
Automobiles	101	92
Construction in progress	76	-
	14,625	14,139
Less accumulated depreciation	(2,501)	(2,962)

Net premises and equipment	$ 12,124	$ 11,177

Depreciation expense totaled $814,000 and $558,000 for 2007 and 2006, respectively.

Operating Leases: The Company leases certain branch properties and equipment under operating leases.  Rent expense was $217,000 and $85,000 for 2007 and 2006.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

                                                     2008                                                                                     $           270
                                                     2009                                                                                                  328
                                                     2010                                                                                                  331
                                                     2011                                                                                                  333
                                                     2012                                                                                                  334
                                             Thereafter                                                                                            4,236

                                             Total                                                                                   $         5,832

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the term of the lease.  $16,000 of the deferred gain was recognized in 2007, and $0 was recognized in 2006.

Citizens First Corporation

Notes to Consolidated Financial Statements

Note 5: Goodwill and Intangible Assets

Goodwill
Adjustments to Kentucky Banking Centers, Inc. goodwill are the result of finalization of fair values in 2007.

The change in balance for goodwill during the year is as follows:

2007 2006

Beginning of year $10,945 $1,264
Settlement of contingent consideration from purchase
of Commonwealth Mortgage 371 448
Acquisition of Kentucky Banking Centers, Inc. (28) 9,233

End of year $11,288 $10,945

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:
	2 0 0 7
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$ 2,203	$(344)

Amortization expense was $344,000 in 2007 and no amortization expense was recorded in 2006.

Estimated amortization expense for each of the next five years:
(Dollars in Thousands)
2008	290
2009	275
2010	264
2011	262
2012	259

Note 6: Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $65.0 million and $45.2 million at December 31, 2007 and 2006.

At December 31, 2007, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)

2008	$ 146,486
2009	11,844
2010	4,021
2011	3,440
2012	9,560
Thereafter	1,760
$ 177,111

Citizens First Corporation

Notes to Consolidated Financial Statements

At December 31, 2007, eleven customers accounted for approximately $28.2 million, or 10.0%, of total deposits whereas, at December 31, 2006, five customers accounted for approximately $38.7 or 13.8% of total deposits.

Note 7: Federal Home Loan Bank Advances and Letter of Credit

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

2007                           2006
(Dollars in Thousands)
Maturities October 2008 through July 2023,
fixed rate at rates from 2.91% to 5.14%, averaging 4.47% $10,817 $ 6,354

Matures August 2012, fixed rate at 4.25% until February 2008, with FHLB option to call in full quarterly thereafter 500 -

Matures December 2012, fixed rate at 3.36% until December
2008, with FHLB option to call in full quarterly thereafter 2,000 -

Matures December 2014, fixed rate at 3.46% until December
2009, with FHLB option to call in full quarterly thereafter 2,000 -

Maturities January 2007 through June 2007,
floating rate at rates from 5.43% to 5.75%, averaging 5.56% - 5,000

Total $ 15,317 $11,354

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $38.1 million and $44.6 million of first mortgage loans under a blanket lien arrangement at year end 2007 and 2006.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $23.9 million at year-end 2007.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)
2008	$ 1,046
2009	7,211
2010	2,166
2011	152
2012	2,640
Thereafter	2,102
15,317

Letter of Credit
At year-end 2007, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.  At December 31, 2007, $1.3 million of the letter of credit was pledged to secure public funds.

Note 8: Notes Payable and Subordinated Debentures

In 2005, the Company executed a credit agreement with a correspondent bank for operating capital and general corporate purposes. The line was renewed in 2006.  The line has a total availability of $3.0 million, matures

Citizens First Corporation

Notes to Consolidated Financial Statements

September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly. Under the credit agreement, the Company may not pay cash dividends on common stock without the lender’s prior consent and must meet other financial covenants.  At year end 2007, the Company was in compliance with the covenants.  The line is secured by the

Bank’s common stock. As of December 31, 2007, the line had no balance, and at December 31, 2006, the line had a balance of $350,000.

In October 2006, Citizens First Statutory Trust I, a trust formed by the Company, closed a pooled private offering of $5.0 million trust preferred securities with a liquidation amount of $1,000 per trust security.  The Company issued $5.2 million of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust.  In accordance with FASB Interpretation 46R, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate. The interest rates at December 31, 2007 and December 31, 2006 were 6.88% and 7.02%, respectively.

Note 9: Income Taxes

The provision for income taxes includes these components:

	2007	2006
	(Dollars In Thousands)

Taxes currently payable	$ 514	$ 827
Deferred income taxes	(67)	328

Income tax expense	$ 447	$ 1,155

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2007	2006
	(Dollars In Thousands)
Computed at the statutory rate (34%)	$ 593	$ 1,125
Tax-exempt interest	(203)	(26)
Bank owned-life insurance	(51)	-
Incentive stock option expense	65	78
Other	43	(22)

Actual tax expense	$ 447	$1,155

Citizens First Corporation

Notes to Consolidated Financial Statements

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2007	2006
	(Dollars In Thousands)
Deferred tax assets
Allowance for loan losses	$ 934	$ 770
Deferred gain	78	83
Unrealized losses on available-for-sale securities	42	197
Nonqualified stock options	25	15
Fair value adjustments related to business combinations	70	-
Other	3	4
	1,152	1,069

Deferred tax liabilities
Amortization of intangibles	(523)	(399)
Deferred loan fees/costs	(108)	(73)
FHLB stock dividends	(47)	(47)
Depreciation	(178)	(153)
Accretion on investment securities	(16)	(8)
Prepaid expenses	(42)	(21)
Other	(24)	(66)
	(938)	(767)
Net deferred tax asset	$214	$302

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Accordingly, we recorded a FIN 48 liability to equity of $71,000 which included $97,000 related to state taxes, $10,000 of interest, and federal benefit of $36,000.  No other items were recorded during the year.  The amount of unrecognized tax benefits that would favorably affect the effective tax rate in the future is $71,000.  During 2008, we anticipate filing a voluntary disclosure agreement with the state in which lending activities have occurred but tax returns have not been filed.  This would reverse the entire FIN 48 reserve recorded.   Should the accrual of any interest or penalties be necessary, it is our policy to record such accruals in our income tax accounts.  The Company files a consolidated U.S. federal income tax return and a Kentucky income tax return.  These returns are subject to examination by taxing authorities for all years after 2003.

Note 10: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2007	2006
	(Dollars in Thousands)
Unrealized gains (losses) on available-for-sale securities	$ 474	$ (57)
Reclassification for realized amount included in income	(18)	7
Other comprehensive income (loss), before tax effect	456	(50)
Tax effect	(156)	18
Other comprehensive income (loss)	$ 300	$ (32)

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$32,425	11.55%	$22,465	8.0%	N/A	N/A
Citizens First Bank, Inc.	29,575	10.53	22,461	8.0		10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	29,231	10.41%	11,232	4.0	N/A	N/A
Citizens First Bank, Inc.	26,381	9.40	11,231	4.0	16,846	6.0%

Tier I Capital (to Average Assets)
Consolidated	29,231	9.03%	12,948	4.0	N/A	N/A
Citizens First Bank, Inc.	26,381	8.15	12,948	4.0	16,185	5.0%

Citizens First Corporation

Notes to Consolidated Financial Statements

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective

	Actual		Purposes		Action Provisions
As of December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$31,840	12.77%	$19,941	8.0%	N/A	N/A
Citizens First Bank, Inc.	32,261	12.95	19,934	8.0	$24,918	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	28,724	11.52%	9,970	4.0	N/A	N/A
Citizens First Bank, Inc.	29,146	11.70	9,967	4.0	14,951	6.0%

Tier I Capital (to Average Assets)
Consolidated	28,724	11.96%	9,605	4.0	N/A	N/A
Citizens First Bank, Inc.	29,146	12.14	9,605	4.0	12,007	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During 2008, the Bank could, without prior approval, declare dividends equal to any 2008 net profits retained to the date of the dividend declaration.

Note 12:  Related Party Transactions

At December 31, 2007 and 2006, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $11.4 million and $9.2 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$ 9,194
New loans	4,440
Repayments	(2,244)
Ending balance	$ 11,390

Deposits from related parties held by the Bank at December 31, 2007 and 2006, respectively, totaled $1.2 million and $1.2 million, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements

Note 13: Employee Benefit Plans

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2007 and 2006 were $161,000 and $103,000, respectively.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006

Dividend yields	1.00%	0%
Volatility factors of expected market price of common stock	25.67%	21.39%
Risk-free interest rates	5.10%	4.58%
Expected life of options	7 years	7 years
Weighted-average fair value of options granted during the year	$4.57	$6.74

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

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2007 and December 31, 2006, employee and non-employee compensation expense recorded was $224,000 and $273,000, respectively.  As of December 31, 2007 unrecognized compensation expense associated with stock options was $130,000 which is expected to be recognized over a weighted average period of less than 3 years.

Citizens First Corporation

Notes to Consolidated Financial Statements

A summary of the status of the plans at December 31, 2007, and changes during the period then ended is presented below:

	2007
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	148,197	$15.37
Granted	7,000	$13.00
Exercised	-
Forfeited	(4,515)	$16.38
Expired	-

Outstanding, end of year	150,682	$15.23

Options exercisable, end of year	107,879	$14.49

Management expects all outstanding unvested options will vest. The weighted average remaining term for outstanding stock options was 7.32 years at December 31, 2007.  The weighted average remaining term for exercisable options was 7.12 years at December 31, 2007.  The aggregate intrinsic value at December 31, 2007 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

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

The Bank paid $288,000 and $309,000 in cash and issued common stock for approximately $96,000 and $82,000, associated with the contingent purchase price during 2007 for the 2006 year and during 2006 for the 2005 year, respectively. Goodwill recognized in these transactions amounted to approximately $384,000 and $391,000, all of which was assigned to the Bank.

Subsequent to December 31, 2007, the Bank paid $278,000 in cash associated with the contingent purchase price for the final contingent purchase price payment in the contract.  Additionally, the Company will issue

Citizens First Corporation

Notes to Consolidated Financial Statements

common stock for approximately $93,000 during the first quarter of 2008 associated with the contingent purchase price.  The total of approximately $371,000 was accrued as of December 31, 2007, and recorded as goodwill.

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

The following table outlines the contractual amounts of financial instruments with off-balance-sheet risk at year end as follows:

	December 31, 2007		December 31, 2006
	(Dollars in Thousands)

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$11,000	$32,000	$7,600	$31,300

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan commitments have interest rates ranging from 4.94% to 21.0% and maturities ranging from 3.1 months to 31.3 years.

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

The Bank had total outstanding standby letters of credit amounting to $2.5 million and $2.2 million at December 31, 2007 and 2006, respectively, with terms ranging from days to one year.

Citizens First Corporation

Notes to Consolidated Financial Statements

Note 17:  Disclosures about Fair Value of Financial Instruments

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2007		December 31, 2006
	(Dollars in Thousands)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	13,862	13,862	29,850	29,850
Available-for-sale securities	42,316	42,316	42,613	42,613
Loans held for sale	796	796	108	108
Loans, net of allowance	251,571	259,379	236,439	240,263
Accrued interest receivable	2,848	2,848	2,813	2,813

Financial Liabilities
Deposits	282,276	283,511	279,375	279,960
Securities sold under repurchase agreements	3,181	3,181	3,921	3,921
FHLB advances	15,317	15,340	11,354	11,176
Note payable	-	-	350	350
Subordinate debentures	5,000	5,000	5,000	5,000
Accrued interest payable	952	952	722	722

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is not considered material.

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

The purchase price was $18.7 million in cash, including $230,000 in acquisition expenses.  The purchase price resulted in $9.2 million in goodwill, and $2.2 million in core deposit intangible.  The core deposit intangible asset is being amortized over 8 years, using an accelerated method.  Goodwill will not be

Citizens First Corporation

Notes to Consolidated Financial Statements

amortized but instead evaluated periodically for impairment.  Goodwill and the core deposit intangible asset will be deducted for tax purposes over 15 years using the straight line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

Securities available for sale	$31,048
Loans, net	78,223
Goodwill	9,233
Core deposit and other intangibles	2,203
Other assets	19,124
Total assets acquired	139,831
Deposits	119,400
Other liabilities	1,758
Total liabilities assumed	121,158

Net assets acquired	$18,673

Note 19: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets
	2007	2006
	(Dollars in Thousands)
Assets
Cash	$ 3,124	$ 177
Investment in Citizens First Bank, Inc.	39,446	41,912
Other assets	44	85
Total assets	$ 42,614	$ 42,174

Liabilities
Borrowings	$ 5,000	$ 5,350
Other liabilities	318	335
Total liabilities	5,318	5,685
Stockholders’ Equity	37,296	36,489

Total liabilities and stockholders’ equity	$ 42,614	$ 42,174

Citizens First Corporation

Notes to Consolidated Financial Statements

	2007	2006
	(Dollars in Thousands)

Dividend income	$4,600	$260
Expenses
Interest expense	361	83
Stock option expense	224	273
Professional fees	173	193
Other expenses	65	33
Total expenses	823	582

Income (Loss ) before Income Taxes and Equity in (Overdistributed) Undistributed Income of Subsidiary	3,777	(322)

Income Tax Benefit	(215)	(166)

Income (Loss) before Equity in (Overdistributed) Undistributed Income of Subsidiary	3,992	(156)

Equity in (Overdistributed) Undistributed Income of Subsidiary	(2,696)	2,309

Net Income	$ 1,296	$ 2,153

Condensed Statements of Cash Flows
2007		2006
(Dollars in Thousands)

Operating Activities
Net income	$ 1,296	$ 2,153
Adjustments:
Equity in undistributed income of subsidiary	2,696	(2,309)
Stock based compensation	224	273
Changes in
Other assets	41	(9)
Other liabilities	78	11
Net cash used in operating activities	4,335	119

Investing Activity – Investment in subsidiary	-	(19,966)

Financing Activities
Proceeds from borrowings	500	5,350
Payment of borrowings	(850)	-
Payment of dividends on stock	(718)	(520)
Purchase of treasury stock	(320)	-
Issuance of common stock, net	-	14,657
Net cash provided by financing activities	(1,388)	19,487

Increase in Cash and Cash Equivalents	2,947	(360)

Cash and Cash Equivalents, Beginning of Year	177	537

Cash and Cash Equivalents, End of Year	$ 3,124	$ 177

Citizens First Corporation

Notes to Consolidated Financial Statements

Note 20: Earnings Per Share

All references to common shares and earnings per share have been restated to reflect the stock dividends issued in 2006. Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average common shares outstanding during each year. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock, if dilutive.  The following table reconciles basic and diluted earnings per share for the years ending December 31, 2007 and 2006.

	2007			2006
	Income	Weighted-Average Shares	Per Share Amount	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,296			$2,153
Less: Dividends on preferred stock	(520)			(520)
Net income available to common shareholders	776	1,975,671	$ 0.39	1,633	1,094,438	$1.49

Effect of dilutive securities
Preferred stock	-	-		520	568,890
Stock options	-	-		-	14,203
Diluted earnings per share:
Net income available to common shareholders a nd assumed conversions	$776	1,975,671	$ 0.39	$2,153	1,677,531	$1.28

Stock options for 150,682 and 58,664 shares of common stock were not considered in computing diluted earnings per common share for 2007 and 2006, respectively, because they were antidilutive.  The conversion of preferred stock in 2007 is also antidilutive and as a result is not shown in this table.

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

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer have concluded that, as of December 31, 2007, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  We, as management of Citizens First Corporation are responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/Mary D. Cohron March 28, 2008
Mary D. Cohron
President, Chief Executive Officer and Director

/s/ M. Todd Kanipe March 28, 2008
M. Todd Kanipe
Executive Vice President, Credit Administration and Finance (Principal Financial Officer)

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance” and “Election of Directors” of the  Proxy Statement of the Company for the 2008 Annual Meeting of Shareholders to be held May 15, 2008 (“Proxy Statement”), and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company
Barry D. Bray	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Sarah Glenn Grise	Secretary to the Board of Directors of Citizens First Corporation and Citizens First Bank, civic volunteer; Formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	President, Trace Die Cast, Inc.
Wilson Stone	Vice Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank, Farmer and Board Trainer for Kentucky School Boards Association
Jerry E. Baker	Airgas Mid-America, Inc.
Mary D. Cohron	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
Floyd H. Ellis	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank; Retired President and Chief Executive Officer, Warren Rural Electric Cooperative Corporation
John J. Kelly, III	Kelly Family Dentistry
Joe B. Natcher, Jr.	Chief Executive Officer and Owner of Southern Foods, Inc.
Dr. Kevin Vance	Senior Veterinarian and President of Hartland Animal Hospital
Steve Newberry	President and Chief Executive Officer of Commonwealth Broadcasting
Jack Sheidler	Real estate developer and owner of Greenwood Properties, Inc.
Fred Travis	Former Owner, Ideal Hardware Company and Barren County, Kentucky Judge Executive

Officers of the Company

Name	Present Positions with the Company and the Bank
Mary D. Cohron	President and Chief Executive Officer
M. Todd Kanipe	Executive Vice President, Credit Administration and Finance and Principal Financial Officer
Kim Harmon	Senior Vice President and Principal Accounting Officer
Carolyn Harp	Executive Vice President and Chief Operating Officer
Kim M. Thomas	Executive Vice President, Community Banking and Private Client Group
Dawn Forbes	Vice President – Finance
Tonia Harris	Executive Vice President, Human Resources

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

Item 12. Certain Relationships, Related Transactions and Director Independence

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
4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).
4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).
4.3 Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.3).
4.4           Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated March 31, 2007).

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
23.1 Consent of Crowe Chizek and Company LLC.
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

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

                                                                Citizens First Corporation

Date: March 28, 2008                                                 By: /s/ Mary D. Cohron
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

/s/ Mary D. Cohron March 28, 2008
Mary D. Cohron
President, Chief Executive Officer and Director

/s/ M. Todd Kanipe March 28, 2008
M. Todd Kanipe
Executive Vice President, Credit Administration and Finance (Principal Financial Officer)

/s/ Kimberly K. Harmon March 28, 2008
Kimberly K. Harmon
Senior Vice President and Principal Accounting Officer

/s/ Floyd H. Ellis, Chairman March 26, 2008
Floyd H. Ellis

/s/ ___________ March 26, 2008
Jerry E. Baker

/s/ Barry D. Bray March 26, 2008
Barry D. Bray

/s/ John J. Kelly March 26, 2008
John J. Kelly

/s/ Sarah G. Grise March 26, 2008
Sarah G. Grise

/s/___________ March 26, 2008
Christopher B. Guthrie

/s/ __________ March 26, 2008
Joe B. Natcher

/s/ Steven W. Newberry March 26, 2008
Steven W. Newberry

/s/ John T. Perkins March 26, 2008
John T. Perkins

/s/ Jack W. Sheidler March 26, 2008
Jack W. Sheidler

/s/ ____________ March 26, 2008
Wilson L. Stone

/s/ Freddie L. Travis March 26, 2008
Freddie L. Travis

/s/R. Kevin Vance March 26, 2008
R. Kevin Vance

                                                    75