Form 10-Q
period 2008-03-31
CITIZENS FIRST CORP
filed 2008-05-15
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

Commission File Number 001-33126

CITIZENS FIRST CORPORATION
(Exact name of registrant as specified in its charter)

KENTUCKY	61-0912615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 Ashley Street
Bowling Green, Kentucky	42103
(Address of principal executive offices)	(Zip Code)

(270) 393-0700
(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2008
Common Stock, no par value per share	1,959,583 shares

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1.    Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	March 31, 2008	December 31, 2007
	(Dollars in thousands except share data)
Assets
Cash and due from financial institutions	$7,286	$10,221
Federal funds sold	5,138	3,641

Cash and cash equivalents	12,424	13,862

Available for sale securities	39,646	42,316
Loans held for sale	947	796
Loans, net of allowance of $3,248 and $3,194 at March 31, 2008 and December 31, 2007, respectively	266,738	251,571
Premises and equipment, net	11,996	12,124
Bank owned life insurance	6,226	6,152
Federal Home Loan Bank (FHLB) stock, at cost	1,946	1,946
Accrued interest receivable	2,674	2,848
Deferred income taxes	186	214
Goodwill	11,288	11,288
Core deposit intangible	1,778	1,859
Other assets	1,781	1,377

Total assets	$357,630	$346,353

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$26,324	$27,450
Savings, NOW and money market	83,376	77,715
Time	182,154	177,111

Total deposits	291,854	282,276

Securities sold under repurchase agreements	3,053	3,181
FHLB advances	17,199	15,317
Subordinated debentures	5,000	5,000
Accrued interest payable	987	952
Other liabilities	1,812	2,331

Total liabilities	319,905	309,057

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at March 31, 2008 and at December 31, 2007, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,959,583 shares at March 31, 2008 and 1,959,583 shares at December 31, 2007	26,609	26,573
Retained earnings	3,485	3,146
Accumulated other comprehensive income (loss)	(28)	(82)
Total stockholders' equity	37,725	37,296
Total liabilities and stockholders' equity	$357,630	$346,353
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended March 31	2008	2007
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$4,889	$5,035
Taxable securities	311	368
Non-taxable securities	173	83
Federal funds sold and other	68	328
Total interest and dividend income	5,441	5,814
Interest expense
Deposits	2,392	2,408
Securities sold under agreements to repurchase and other borrowings	14	26
FHLB advances	168	110
Subordinated debentures	80	88
Total interest expense	2,654	2,632
Net interest income	2,787	3,182
Provision for loan losses	50	60
Net interest income after provision for loan losses	2,737	3,122
Non-interest income
Service charges on deposit accounts	370	346
Net gains on sales of mortgage loans	76	77
Lease income	52	57
Income from company-owned life insurance	73	-
Other income	101	78
Total non-interest income	672	558
Non-interest expenses
Salaries and employee benefits	1,398	1,557
Net occupancy expense	295	258
Equipment expense	204	187
Advertising	97	102
Professional fees	93	99
Data processing services	191	210
Franchise shares and deposit tax	111	117
Core deposit intangible amortization	81	86
Postage and office supplies	39	64
Telephone and other communication	66	63
Other	241	240
Total non-interest expenses	2,816	2,983
Income before income taxes	593	697
Provision for income taxes	125	225
Net income	$ 468	$ 472
Dividends declared on preferred stock	129	128
Net income available for common stockholders	$ 339	$ 344
Earnings per share, basic and diluted	$0.17	$0.17
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31

	2008	2007
	(Dollars in thousands)

Balance January 1	$37,296	$36,489
Net income	468	472
Issuance of common stock	-	96
Stock-based compensation	36	54
Adoption of FIN 48	-	(71)
Payment of preferred dividends, $512.75 per share for 2008 and 2007	(129)	(128)
Other comprehensive income (loss), net of tax	54	(29)
Balance at end of period	$37,725	$36,883

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Unaudited) For the three months ended March 31

	2008	2007
	(Dollars in thousands)

Net income	$ 468	$ 472
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	54	(29)

Comprehensive income	$ 522	$ 443

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31	2008	2007
	(Dollars in thousands)
Operating activities:
Net income	$ 468	$ 472
Items not requiring (providing) cash:
Depreciation and amortization	217	193
Stock-based compensation expense	36	54
Provision for loan losses	50	60
Amortization of premiums and discounts on securities	5	(101)
Amortization of core deposit intangible	81	86
Deferred income taxes	28	(30)
Sale of mortgage loans held for sale	5,157	4,874
Origination of mortgage loans for sale	(5,232)	(6,096)
Gains on sales of loans	(76)	(77)
Net gain on sale of other real estate owned	-	(1)
FHLB stock dividends received	25	-
Changes in:
Interest receivable	174	54
Other assets	(318)	21
Interest payable and other liabilities	(234)	(177)
Net cash provided by (used in) operating activities	381	(668)
Investing activities:
Loan originations and payments, net	(15,402)	(11,382)
Purchases of premises and equipment	(89)	(269)
Purchase of available-for-sale securities	(4,090)	(7,836)
Proceeds from maturities of available-for-sale securities	6,837	13,227
Proceeds from sale of other real estate owned	-	84
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(278)	(288)
Net cash used in investing activities	(13,022)	(6,464)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	4,535	476
Net change in time deposits	5,043	17,009
Net change in other borrowings	-	(350)
Proceeds from FHLB advances	2,000	2,000
Repayment of FHLB advances	(118)	(4,121)
Net change in repurchase agreements	(128)	(531)
Dividends paid on preferred stock	(129)	(128)
Net cash provided by financing activities	11,203	14,355
Decrease in cash and cash equivalents	(1,438)	7,223
Cash and cash equivalents, beginning of year	13,862	29,850
Cash and cash equivalents, end of quarter	$12,424	$37,073
Supplemental Cash Flows Information:
Interest paid	$2,619	$2,439
Income taxes paid	$ 50	$ 100
Loans transferred to other real estate	$ 185	$ 140
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ -	$ 96
Deferred revenue related to a sale leaseback transaction	$ 4	$ 4
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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

(2) Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2 “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  See Note 5 to financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The adoption of this issue did not have a material impact on the consolidated financial statements of the Company as we do not have split dollar arrangements.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions.  There were no options granted for the three month period ended March 31, 2008.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended March 31, 2008 and 2007, compensation expense recorded was $36,000 and $54,000.  As of March 31, 2008, unrecognized compensation expense associated with stock options was $94,000 which is expected to be recognized over a weighted average period of 2 years.

A summary of the status of the plans at March 31, 2008 and 2007, and changes during the periods then ended is presented below:
	2008
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	150,682	$15.23
Granted	-	-
Exercised	-	-
Forfeited	(11,549)	$16.19
Expired	-	-
Outstanding, end of period	139,133	$15.16
Options exercisable, end of period	125,382	$14.76

The weighted average remaining term for outstanding stock options was 6.96 years at March 31, 2008.  The weighted average remaining term for exercisable options was 6.88 years at March 31, 2008.  The aggregate intrinsic value at March 31, 2008 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2008 and 2007.

Dollars in thousands, except per share data
	Quarter ended March 31, 2008			Quarter ended March 31, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 468			$ 472
Less: Dividends on preferred stock	(129)			(128)

Net income available to common shareholders	339	1,959,583	$ 0.17	344	1,982,883	$ 0.17

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	7,012

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$339	1,959,583	$ 0.17	$344	1,989,895	$ 0.17

Stock options for 150,682 and 56,144 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2008 and 2007, respectively, because they are antidilutive. Convertible preferred shares are not included because they are anti-dilutive as of March 31, 2008 and 2007.

(5)  Disclosures about Fair Value

Statement 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that are supported by little or no market activity, reflect a company’s own assumptions about market participant assumptions of fair value, and are significant to the fair value of the assets or liabilities.

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2008, Using

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$39,646		$ 39,646

Assets and liabilities measured on a non-recurring basis consist of impaired loans.  Total impaired loans as of March 31, 2008 were $2.1 million.  Of these loans, $1.7 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $1.7 million, with a valuation allowance of $268,000 results in a fair value, net of related allowance, of $1.4 million at March 31, 2008.  No additional provision for loan losses was allocated to these loans during the period.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral and are considered level 3 inputs.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

Forward-Looking Statements

The Company may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Such factors are described below and include, without limitation, (i) unanticipated deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses, (ii) increased competition with other financial institutions, (iii) the inability of our bank subsidiary, Citizens First Bank, Inc. (the “Bank”), to attract and retain key management personnel, (iv) the lack of sustained growth in the economy in the South Central Kentucky region, (v) rapid fluctuations or unanticipated changes in interest rates, (vi) the inability of the Bank to satisfy regulatory requirements and (vii) changes in the legislative and regulatory environment.  Many of such factors are beyond the Company’s ability to control or predict, and readers are cautioned not to rely on such forward-looking statements.  The Company does not intend to update or reissue any forward-looking statements contained in this report as a result of new information or other circumstances that may become known to the Company.

Results of Operations

The Company reported net income for the three months ended March 31, 2008 of $468,000, or $0.17 per basic and diluted common share compared to net income of $472,000, or $0.17 per basic and diluted common share for the three months ended March 31, 2007.

The return on average assets for the Company was .53% for the three months ended March 31, 2008, compared to .56% for the previous year.   The decrease in return on average assets is due to the increase in average assets.  The components of net income as a percentage of average assets are presented in the table below:

	2008	2007	Increase/ (Decrease)

Net interest income	0.79%	0.93%	(0.14%)
Provision for loan losses	0.01%	0.02%	(0.01%)
Non-interest income	0.19%	0.16%	0.03%
Non interest expenses	0.79%	0.87%	(0.08%)
Provision for income taxes	0.04%	0.07%	(0.03%)
Net income	0.13%	0.14%	(0.01%)

The Company’s annualized return on average equity was 4.99% for the three months ending March 31, 2008, compared to an annualized return of 5.21% for the three months ending March 31, 2007.

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

For the quarter ended March 31, 2008, net interest income was $2.8 million, a decrease of $400,000 from net interest income of $3.2 million in 2007.  Net interest income in the first quarter was significantly impacted by the 55 basis point decline in the net interest margin.

The net interest margin tax equivalent (“TE”) for the three months ended March 31, 2008 was 3.68%, compared to 4.23% in 2007.  This decrease of 55 basis points is attributable to the two hundred basis point drop in the prime rate during the first quarter.  The Company’s yield on earning assets (TE) for the current year was 7.08%, a decrease of 60 basis points from 7.68% in the same period a year ago.  While the yield declined in most areas of earning assets, loans were the primary contributor, decreasing 88 basis points. With a significant amount of loans tied to the prime rate, loans repriced downward faster than interest-bearing liabilities.  The cost of funds for the quarter was 3.71%, a decrease of twelve basis points from 3.83% in the same period a year ago.

The following table sets forth for the three months ended March 31, 2008 and 2007,  information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Three months ended March 31,		2008			2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 4,807	$ 42	3.55%	$ 21,777	$ 297	5.53%
Available-for-sale securities (1)
Taxable	24,199	311	5.17%	30,473	368	4.90%
Nontaxable (1)	17,840	263	5.92%	8,760	125	5.79%
Federal Home Loan Bank stock	1,946	25	5.25%	1,946	31	6.46%
Loans, net (2)	265,286	4,889	7.41%	246,296	5,035	8.29%
Total interest earning assets	314,078	5,530	7.08%	309,252	5,856	7.68%
Non-interest earning assets	40,327			33,459
Total Assets	$ 354,405			$ 342,711

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 74,135	$ 196	1.06%	$ 88,483	$ 411	1.88%
Savings accounts	7,415	13.72%		7,120	23	1.31%
Time deposits	182,076	2,183	4.81%	164,461	1,974	4.87%
Total interest-bearing deposits	263,626	2,392	3.64%	260,064	2,408	3.76%
Short-term borrowings	103	1	3.48%	326	6	7.46%
Securities sold under repurchase agreements	3,029	13	1.72%	3,351	20	2.42%
FHLB borrowings	16,066	168	4.21%	9,617	110	4.63%
Subordinated debentures	5,000	80	6.41%	5,000	88	7.14%
Total interest-bearing liabilities	287,824	2,654	3.71%	278,358	2,632	3.83%
Non-interest bearing deposits	25,922			25,479
Other liabilities	2,952			2,133
Total liabilities	316,698			305,970
Stockholders’ equity	37,707			36,741
Total Liabilities and Stockholders’ Equity	$ 354,405			$ 342,711
Net interest income		$ 2,876			$ 3,224
Net interest spread (1)			3.37%			3.85%
Net interest margin (1) (3)			3.68%			4.23%
Return on average assets ratio			.53%			.56%
Return on average equity ratio			4.99%			5.21%
Equity to assets ratio			10.64%			10.44%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal  tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended March 31, 2008 and 2007.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Three Months Ended
(Dollars in thousands)	March 31,
	2008 vs. 2007
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(24)	$ (231)	$ (255)
Available-for-sale-securities:
Taxable	19	(76)	(57)
Nontaxable (1)	8	130	138
FHLB stock	(6)	0	(6)
Loans, net	(534)	388	(146)
Total net change in income on earning assets	(537)	211	(326)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(148)	(67)	(215)
Savings accounts	(11)	1	(10)
Time deposits	(2)	212	210
Securities sold under repurchase agreements	(5)	(2)	(7)
FHLB borrowings	(16)	74	58
Notes payable	(1)	(5)	(6)
Subordinated debentures	(8)	0	(8)
Total net change in expense on interest-bearing liabilities	(191)	213	22

Net change in net interest income	$ (346)	$ (2)	$ (348)

Percentage change	99.39%	.61%	100.0%
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

The provision for loan losses for the first quarter of 2008 was $50,000, or .02% of average loans, compared to $60,000, or .02% of average loans for the first quarter of 2007.  A provision expense was deemed necessary for the quarter due to the current economic factors and the potential for losses in 2008.

Non-Interest Income

Non-interest income for the three months ended March 31, 2008 and 2007, respectively, was $672,000 and $558,000, an increase of $114,000, or 20.4%.  Included in non-interest income for the first quarter of 2008 is interest earned on Company-owned life insurance of $73,000.  Service charges on deposit accounts increased $24,000, or 6.9%, for the three months.  Other income for the three months ended March 31, 2008 and 2007, respectively, was $101,000 and $78,000, an increase of $23,000.  This increase includes $10,000 of non-deposit investment services income in the first quarter of 2008.

The following table shows the detailed components of non-interest income for the three months ended March 31, 2008 as compared to March 31, 2007:

( Dollars in thousands)	March 31, 2008	March 31, 2007	Increase (Decrease)
Service charges on deposit accounts	$370	$346	$ 24
Gain on the sale of mortgage loans held for sale	76	77	(1)
Lease income	52	57	(5)
BOLI income	73	-	73
Other income	101	78	23
	$672	$558	$ 114

Non-Interest Expense

Non-interest expense was $2.8 million in the first quarter of 2008, down from $3.0 million in the same quarter of 2007, a decrease of $200,000 or 6.7%.  A decrease in salary and employee benefit expense of $159,000, due to streamlining of personnel in the first quarter of 2008, accounted for the most significant variance compared to the same period in 2007.  Occupancy expenses increased $54,000, or 12.1%, due to additional locations opened during 2007.  Data processing fees decreased $19,000, due to renegotiation of the data processing contract.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended March 31, 2008 and 2007 respectively, compensation expense recorded was $36,000 and $54,000.

The increases (decreases) in expense by major categories are as follows for the three months ended March 31, 2008 as compared to March 31, 2007:

(Dollars in thousands)	March 31, 2008	March 31, 2007	Increase (Decrease)
Salaries and employee benefits	$1,398	$1,557	$(159)
Net occupancy expense	295	258	37
Equipment expense	204	187	17
Advertising	97	102	(5)
Professional fees	93	99	(6)
Data processing services	191	210	(19)
Franchise shares and deposit tax	111	117	(6)
Core deposit intangible amortization	81	86	(5)
Postage and office supplies	39	64	(25)
Telephone and other communication	66	63	3
Other operating expenses	241	240	1
	$2,816	$2,983	$(167)

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2008.  During the first quarter of 2008, income tax expense totaled $125,000, compared to $225,000 for the same period of 2007.    The effective tax rate for 2008 was 21.1%, compared to 32.3% for 2007.  The decrease is related to the increase in income on tax-exempt securities, and earnings from company-owned life insurance.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007.  The adoption of FIN 48 had the effect of reducing retained earnings on the Company’s financial statements by $71,000 on January 1, 2007; this amount of unrecognized tax benefit would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.  Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of January 1, 2008.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky income tax return.  These returns are subject to examination by taxing authorities for all years after 2003.

 The unrecognized tax benefit discussed above is not anticipated to change in the next twelve months.

Balance Sheet Review

Overview

Total assets at March 31, 2008 were $357.6 million, up from $346.4 million at December 31, 2007, an increase of $11.2 million, or 3.3%.  Loans increased $15.2 million and federal funds sold increased $1.5 million.  Available-for-sale securities decreased $2.7 million.  Deposits grew by $9.6 million from the prior year end and FHLB borrowings increased $1.9 million.

The Company’s annualized return on average equity was 4.99% for the three months ending March 31, 2008, compared to an annualized return of 5.21% for the three months ending March 31, 2007.

Loans

At March 31, 2008, loans totaled $270.0 million, compared to $254.8 million at December 31, 2007, an increase of $15.2 million, or 6.0%.  Total loans averaged $265.3 million for the first three months of 2008, compared to $246.3 million for the three months ended March 31, 2007, an increase of $19.0 million, or 7.7%.  The Company experienced loan growth in its market area throughout the first three months of the year compared to year-end, primarily in residential real estate and commercial loans.  Commercial real estate loans declined slightly during the first three months of 2008.  The following table presents a summary of the loan portfolio by category:

(Dollars in thousands)	March 31,	% of	December 31,	% of
	2008	Total Loans	2007	Total Loans
Commercial and agricultural	$ 91,516	33.90%	$ 84,763	33.27%
Commercial real estate	90,983	33.70%	93,484	36.69%
Residential real estate	71,678	26.55%	61,124	23.99%
Consumer	15,809	5.85%	15,394	6.05%
	$269,986	100.00%	$254,765	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of March 31, 2008, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.9 million to $4.9 million.  The aggregate amount of these credit relationships was $57.4 million.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2008.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
March 31, 2008	Within One Year	After One But Within Five Years	After Five Years	Total
(Dollars in thousands)

Commercial and agricultural	$43,067	$33,917	$ 14,532	$ 91,516
Commercial real estate	27,053	23,940	39,990	90,983
Residential real estate	5,735	13,259	52,684	71,678
Consumer	4,703	10,058	1,048	15,809
Total	$80,558	$81,174	$108,254	$269,986

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

	March 31, 2008	December 31, 2007
(Dollars in thousands)
Non-performing loans	$ 2,105	$3,349
Non-performing assets	3,409	4,461
Allowance for loan losses	3,248	3,194
Non-performing assets to total loans	1.26%	1.75%
Non-performing assets to total assets	0.95%	1.29%
Net charge-offs to average total loans	(0.002)%	.27%
Allowance for loan losses to non-performing loans	154.30%	95.37%
Allowance for loan losses to total loans	1.20%	1.25%

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

The non-performing loans at March 31, 2008 consisted of $772,000 of non-accrual loans and $1.3 million of loans past due 90 days or more.  Of the non-accrual loans, $487,000 are loans secured by real estate in the process of collection, $37,000 are consumer loans, $162,000 are loans secured by real estate not in foreclosure, and $86,000 are commercial loans.  The $1.3 million of loans past due 90 days or more include five commercial real estate loans totaling $513,000, nine residential real estate loans totaling $696,000, one commercial loan of $66,000, and six consumer loans totaling $58,000.   Other non-performing assets include $1.3 million in other real estate and $7,000 in repossessed equipment and vehicles.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review.  Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.  Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”  The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.  Historical loss rates are applied to other loans not subject to reserve allocations.  These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company’s internal credit examiners.  Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The following table sets forth an analysis of the Company’s allowance for loan losses for the three months ended March 31, 2008 and 2007:

.
Summary of Loan Loss Experience
	March 31, 2008	March 31, 2007
(Dollars In thousands)
Balance, beginning of year	$3,194	$3,128
Provision for loan losses	50	60
Amounts charged off:
Commercial	(4)	(27)
Commercial real estate	-	(48)
Residential real estate	-	(95)
Consumer	(13)	(26)
Total loans charged off:	(17)	(196)
Recoveries of amounts previously charged off:
Commercial	2	2
Commercial real estate	-	-
Residential real estate	13	-
Consumer	6	6
Total recoveries	21	8
Net (charge-offs) recoveries	4	(188)
Balance, end of period	$3,248	$3,000

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss

	March 31, 2008		December 31, 2007		March 31, 2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 910	26.55%	$ 563	23.99%	$ 686	25.15%
Consumer and other loans	287	5.87%	260	6.05%	224	6.54%
Commercial and agriculture	1,086	33.88%	1,009	33.27%	713	28.62%
Commercial real estate	834	33.70%	1,234	36.69%	1,276	39.69%
Unallocated	131	0.00%	128	0.00%	101	0.00%
Total allowance for loan losses	$ 3,248	100.00%	$ 3,194	100.00%	$ 3,000	100.00%

We believe that the allowance for loan losses of $3.2 million at March 31, 2008 is adequate to absorb probable incurred credit losses in the loan portfolio.  That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $42.0 million for the first three months of 2008, compared to $39.2 million for 2007.  The table below presents the carrying value of securities by major category.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)

U.S. Government agencies	$ 2,007	$ 6,490
Mortgage-backed securities	17,612	17,135
Municipal securities	18,168	16,833
Other securities	1,859	1,858
Total available-for-sale securities	$ 39,646	$ 42,316

The table below presents the maturities and yield characteristics of securities as of March 31, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2008		Over	Over
(Dollars in thousands)		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ 497	$ -	$ 1,500	$ -	$ 1,997	$ 2,007
Mortgage-backed securities:(1)	88	8,946	7,566	878	17,478	17,612
Municipal securities	432	492	6,143	11,287	18,354	18,168
Other securities	-	-	-	1,859	1,859	1,859
Total available- for sale -securities	$ 1,017	$ 9,438	$ 15,209	$ 14,024	$ 39,688	$ 39,646

Percent of total	2.6%	23.8%	38.3%	35.3%	100.0%
Weighted average yield(2)	4.94%	4.91%	5.33%	5.90%	5.43%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on March 2008 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-equivalent basis.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer deposits.  As of March 31, 2008, total deposits were $291.9 million, compared to total deposits of $282.3 million at December 31, 2007, an increase of $9.6 million or 3.4%.

Total deposits averaged $289.5 million during the first three months of 2008, an increase of $4.0 million, or 1.4%, compared to $285.5 million in 2007.  Time deposits of  $100,000 or more averaged $68.5 million and $48.8 million for the three months ending March 31, 2008, and 2007, respectively.  Interest expense on time deposits of $100,000 or more was $800,000 for the first three months of 2008, compared to $500,000 for the first three months of 2007.  The average cost of time deposits greater than $100,000 for the three months ending March 31, 2008, and 2007, was 4.70% and 4.16%, respectively.   The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2008 and December 31, 2007:

Maturity of Time Deposits of $100,000 or more
(Dollars in thousands)	March 31, 2008	December 31, 2007

Three months or less	$ 20,141	$ 6,554
Over three through six months	22,820	19,284
Over six through twelve months	8,942	24,182
Over one year through three years	6,125	4,989
Over three years through 5 years	10,595	8,271
Over five years	-	1,720
Total	$ 68,623	$ 65,000

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2008:

(Dollars in thousands)
Type	Maturity	Rate	Amount
Fixed	October 27, 2008	4.83%	$ 500
Fixed	February 1, 2009	5.07%	293
Fixed	July 31, 2009	5.14%	2,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	July 1, 2013	2.91%	667
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 15, 2015	2.85%	2,000
Fixed	January 1, 2018	3.95%	148
Fixed	July 1, 2023	2.96%	91

			$17,199

At March 31, 2008, we had available collateral to borrow an additional $14.5 million from the FHLB.

Other Borrowings.  In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly.  Under the credit agreement, we may not pay cash dividends on common stock without the lender’s prior consent.  The loan is secured by the Bank’s common stock.  As of March 31, 2008, the line had no balance.

At March 31, 2008, we had established Federal Funds lines of credit totaling $25.7 million with four correspondent banks.  No amounts were drawn as of March 31, 2008.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  Information regarding federal funds purchased and securities sold under repurchase agreements as of March 31, 2008, is presented below.

(Dollars in thousands)
March 31, 2008
Federal funds purchased and repurchase agreements:
Balance at period end	$3,053
Weighted average rate at period end	1.72%
Average balance during the three months ended March 31, 2008	$3,029
Weighted average rate for the three months ending March 31, 2008 during the year	1.72%
Maximum month-end balance	$3,053

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2008 was 6.38%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets.  The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2008	December 31, 2007	Regulatory Minimum
Tier I leverage ratio	8.70%	9.03%	4.00%
Tier I risk-based capital ratio	10.57%	10.41%	4.00%
Total risk-based capital ratio	11.73%	11.55%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2008	December 31, 2007	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	7.93%	8.15%	4.00%	5.00%
Tier I risk-based capital ratio	9.30%	9.40%	4.00%	6.00%
Total risk-based capital ratio	10.41%	10.53%	8.00%	10.00%

At March 31, 2008 and December 31, 2007, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s tier I risk-based capital ratio and total risk-based capital ratio increased as the percentage increase in capital outweighed the percentage increase in average assets.  The leverage ratio declined as a result of the increase in total average assets in the first quarter of 2008.

During the third quarter of 2004 we completed the private placement of 250 shares of Cumulative Convertible Preferred Stock (preferred stock) at a stated value of $31,992 per share, for an aggregate purchase price of $7,998,000.  The preferred stock is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at a conversion price per share of $14.06.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

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

At March 31, 2008, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would decrease 0.42% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 4.70%.  Net interest income would decrease in the rising rate environment due to the increased cost of liabilities that would reprice during this time period.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective in all material respects to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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

CITIZENS FIRST CORPORATION

Date:	May 15, 2008	/s/Mary D. Cohron
Mary D. Cohron
President and Chief Executive Officer
(Principal Executive Officer)

	May 15, 2008	/s/M. Todd KanipeMarch 28, 2008
M. Todd Kanipe
Executive Vice President, Credit Administration and Finance
(Principal Financial Officer)

                                                    24