Form 10-Q
period 2008-06-30
CITIZENS FIRST CORP
filed 2008-08-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2008
Common Stock, no par value per share	1,968,777 shares

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1.    Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	June 30, 2008	December 31, 2007
	(Dollars in thousands except share data)
Assets
Cash and due from financial institutions	$7,855	$10,221
Federal funds sold	1,493	3,641

Cash and cash equivalents	9,348	13,862

Available for sale securities	38,910	42,316
Loans held for sale	1,453	796
Loans, net of allowance of $3,248 and $3,194 at June 30, 2008 and December 31, 2007, respectively	279,720	251,571
Premises and equipment, net	12,120	12,124
Bank owned life insurance	6,301	6,152
Federal Home Loan Bank (FHLB) stock, at cost	1,998	1,946
Accrued interest receivable	2,637	2,848
Deferred income taxes	446	214
Goodwill	11,272	11,288
Core deposit intangible	1,709	1,859
Other assets	2,347	1,377

Total assets	$368,261	$346,353

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$29,695	$27,450
Savings, NOW and money market	67,248	77,715
Time	208,078	177,111

Total deposits	305,021	282,276

Securities sold under repurchase agreements	2,083	3,181
FHLB advances	15,949	15,317
Subordinated debentures	5,000	5,000
Accrued interest payable	790	952
Other liabilities	1,943	2,331

Total liabilities	330,786	309,057

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at June 30, 2008 and at December 31, 2007, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2008 and 1,959,583 shares at December 31, 2007	26,723	26,573
Retained earnings	3,626	3,146
Accumulated other comprehensive (loss)	(533)	(82)
Total stockholders' equity	37,475	37,296
Total liabilities and stockholders' equity	$368,261	$346,353
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended June 30	2008	2007
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$4,615	$5,103
Taxable securities	273	335
Non-taxable securities	188	119
Federal funds sold and other	50	285
Total interest and dividend income	5,126	5,842
Interest expense
Deposits	2,181	2,597
Securities sold under agreements to repurchase and other borrowings	13	18
FHLB advances	188	95
Subordinated debentures	55	88
Total interest expense	2,437	2,798
Net interest income	2,689	3,044
Provision for loan losses	227	40
Net interest income after provision for loan losses	2,462	3,004
Non-interest income
Service charges on deposit accounts	402	396
Net gains on sales of mortgage loans	62	101
Lease income	53	48
Income from company-owned life insurance	74	5
Other income	114	72
Total non-interest income	705	622
Non-interest expenses
Salaries and employee benefits	1,275	1,488
Net occupancy expense	325	261
Equipment expense	184	215
Advertising	112	204
Professional fees	99	97
Data processing services	189	179
Franchise shares and deposit tax	118	105
Core deposit intangible amortization	69	86
Postage and office supplies	49	64
Telephone and other communication	65	66
Other	246	258
Total non-interest expenses	2,731	3,023
Income before income taxes	436	603
Provision for income taxes	66	183
Net income	$ 370	$ 420
Dividends declared on preferred stock	130	130
Net income available for common stockholders	$ 240	$ 290
Earnings per share, basic and diluted	$0.13	$0.15
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Income (Unaudited)
For the six months ended June 30	2008	2007
	(In thousands, except per share data)
Interest and dividend income
Loans	$9,504	$10,138
Taxable securities	584	703
Non-taxable securities	361	202
Federal funds sold and other	118	613
Total interest and dividend income	10,567	11,656
Interest expense
Deposits	4,573	5,005
Securities sold under agreements to repurchase and other borrowings	27	44
FHLB advances	356	205
Subordinated debentures	135	176
Total interest expense	5,091	5,430
Net interest income	5,476	6,226
Provision for loan losses	277	100
Net interest income after provision for loan losses	5,199	6,126
Non-interest income
Service charges on deposit accounts	772	742
Net gain on sale of mortgage loans	138	178
Lease income	105	105
Income from company-owned life insurance	147	5
Other income	215	150
Total non-interest income	1,377	1,180
Non-interest expenses
Salaries and employee benefits	2,673	3,045
Net occupancy expense	620	519
Equipment expense	388	402
Advertising	209	306
Professional fees	192	196
Data processing services	380	389
Franchise shares and deposit tax	229	222
Core deposit intangible amortization	150	172
Postage and office supplies	88	128
Telephone and other communication	131	129
Other	487	498
Total non-interest expenses	5,547	6,006
Income before income taxes	1,029	1,300
Provision for income taxes	191	408
Net income	$ 838	$ 892
Dividends declared on preferred stock	259	258
Net income available for common stockholders	$ 579	$ 634
Earnings per share, basic and diluted	$0.30	$0.32
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the six months ended June 30

	2008	2007
	(Dollars in thousands)

Balance January 1	$37,296	$36,489
Net income	838	892
Issuance of common stock	93	96
Stock-based compensation	58	115
Adoption of FIN 48	-	(71)
Payment of common dividend, $0.05 per share	(99)	(99)
Payment of preferred dividends, $1036.00 and $1032.00 per share for 2008 and 2007	(259)	(258)
Other comprehensive income (loss), net of tax	(452)	(406)
Balance at end of period	$37,475	$36,758

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the three months ended June 30

	2008	2007
	(Dollars in thousands)

Net income	$ 370	$ 420
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(506)	(377)

Comprehensive income (loss)	$(136)	$ 43

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Unaudited) For the six months ended June 30

	2008	2007
	(In thousands)

Net income	$ 838	$ 892
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(452)	(406)

Comprehensive income	$ 386	$ 486

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30	2008	2007
	(Dollars in thousands)
Operating activities:
Net income	$ 838	$ 892
Items not requiring (providing) cash:
Depreciation and amortization	424	392
Stock-based compensation expense	58	115
Provision for loan losses	277	(71)
Amortization of premiums and discounts on securities	14	100
Amortization of core deposit intangible	150	(118)
Deferred income taxes	(232)	(276)
Sale of mortgage loans held for sale	9,149	11,131
Origination of mortgage loans for sale	(9,667)	(11,637)
Gains on sales of loans	(138)	(178)
Net loss on sale of other real estate owned	23	11
FHLB stock dividends received	(52)	-
Changes in:
Interest receivable	211	(223)
Other assets	(388)	(779)
Interest payable and other liabilities	53	166
Net cash provided by (used in) operating activities	720	(475)
Investing activities:
Loan originations and payments, net	(29,258)	(7,727)
Purchases of premises and equipment	(420)	(908)
Purchase of available-for-sale securities	(5,059)	(13,812)
Proceeds from maturities of available-for-sale securities	7,767	15,712
Proceeds from sale of other real estate owned	93	309
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(278)	(288)
Purchase of bank-owned life insurance policies	-	(6,000)
Net cash used in investing activities	(27,155)	(12,714)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	(8,222)	(10,622)
Net change in time deposits	30,967	19,911
Net change in other borrowings	-	(350)
Proceeds from FHLB advances	2,000	7,000
Repayment of FHLB advances	(1,368)	(9,282)
Net change in repurchase agreements	(1,098)	(1,615)
Dividends paid on preferred stock	(259)	(258)
Dividends paid on common stock	(99)	(99)
Net cash provided by financing activities	21,921	4,685
Decrease in cash and cash equivalents	(4,514)	(8,504)
Cash and cash equivalents, beginning of year	13,862	29,850
Cash and cash equivalents, end of quarter	$9,348	$21,346
Supplemental Cash Flows Information:
Interest paid	$5,253	$5,296
Income taxes paid	$ 50	$ 470
Loans transferred to other real estate	$ 832	$ 471
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ 93	$ 96
Deferred revenue related to a sale leaseback transaction	$ 8	$ 8
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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The adoption of this issue did not have a material impact on the consolidated financial statements of the Company as the Company does not have any split dollar arrangements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard is effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the six month period ended June 30, 2008.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended June 30, 2008 and 2007, compensation expense recorded was $58,000 and $61,000.  As of June 30, 2008, unrecognized compensation expense associated with stock options was $72,000 which is expected to be recognized over a weighted average period of 2 years.

A summary of the status of the plans at June 30, 2008, and changes during the period then ended is presented below:
	2008
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	150,682	$15.23
Granted	-	-
Exercised	-	-
Forfeited	(11,549)	$16.19
Expired	-	-
Outstanding, end of period	139,133	$15.16
Options exercisable, end of period	125,382	$14.76

The weighted average remaining term for outstanding stock options was 6.68 years at June 30, 2008.  The weighted average remaining term for exercisable options was 6.60 years at June 30, 2008.  The aggregate intrinsic value at June 30, 2008 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2008 and 2007.

Dollars in thousands, except per share data
	Quarter ended June 30, 2008			Quarter ended June 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 370			$420
Less: Dividends on preferred stock	(130)			(130)

Net income available to common shareholders	240	1,962,614	$ 0.13	290	1,984,583	$ 0.15

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$240	1,962,614	$ 0.13	$290	1,984,583	$ 0.15

Dollars in thousands, except per share data
	Six months ended June 30, 2008			Six months ended June 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 838			$892
Less: Dividends on preferred stock	(259)			(258)

Net income available to common shareholders	579	1,961,098	$ 0.30	634	1,983,738	$ 0.32

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$579	1,961,098	$ 0.30	$634	1,983,738	$ 0.32

Stock options for 150,682 and 100,244 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2008 and 2007, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of June 30, 2008 and 2007.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at June 30, 2008, Using

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$38,910	-	$ 38,910	-

Assets and liabilities measured on a non-recurring basis consist of impaired loans.  Total impaired loans as of June 30, 2008 were $2.5 million.  Of these loans, $2.0 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $2.0 million, with a valuation allowance of $378,000 results in a fair value, net of related allowance, of $1.6 million at June 30, 2008.  No additional provision for loan losses was allocated to these loans during the period.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral and are considered level 3 inputs.

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

Results of Operations

The Company reported net income for the three months ended June 30, 2008 of $370,000, or $0.13 per basic and diluted common share compared to net income of $420,000, or $0.15 per basic and diluted common share for the three months ended June 30, 2007.  The Company’s net income for the six months ended June 30, 2008 was $838,000, or $0.30 per basic and diluted common share compared to net income of $892,000, or $0.32 per basic and diluted common share for the six months ended June 30, 2007.

The annualized return on average assets for the Company was .47% for the six months ended June 30, 2008, compared to .52% for the previous year.  The decrease in return on average assets is due to the increase in average assets and the decline in net income.  The components of net income as a percentage of average assets are presented in the table below:

	2008	2007	Increase/ (Decrease)

Net interest income	3.07%	3.71%	(0.64%)
Provision for loan losses	0.15%	0.06%	0.09%
Non-interest income	0.77%	0.70%	0.07%
Non interest expenses	3.11%	3.53%	(0.42%)
Provision for income taxes	0.11%	0.30%	(0.19%)
Net income	0.47%	0.52%	(0.05%)

The Company’s annualized return on average equity was 4.44% for the six months ending June 30, 2008, compared to an annualized return of 4.87% for the six months ending June 30, 2007.

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

For the quarter ended June 30, 2008, net interest income was $2.7 million, a decrease of $300,000 from net interest income of $3.0 million for the comparable period in 2007.  For the six months ended June 30, 2008, net interest income was $5.5 million, a decrease of $750,000 from net interest income of $6.2 million for the comparable period in 2007.

The net interest margin tax equivalent (“TE”) for the six months ended June 30, 2008 was 3.58%, compared to 4.11% in 2007.  This decrease of 53 basis points is attributable to the two hundred basis point drop in the prime rate during the first quarter of 2008 and the twenty-five basis point drop in the second quarter of 2008.  The Company’s yield on earning assets (TE) for the current year was 6.80%, a decrease of 84 basis points from 7.64% in the same period a year ago.  While the yield declined in most areas of earning assets, loans were the primary contributor, decreasing 117 basis points.  With a significant amount of loans tied to the prime rate, loans repriced downward faster than interest-bearing liabilities.  The cost of funds for the current year was 3.52%, a decrease of 40 basis points from 3.92% in the same period a year ago.

The following table sets forth for the six months ended June 30, 2008 and 2007,  information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Six months ended June 30,		2008			2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 4,666	$ 66	2.84%	$ 21,068	$ 551	5.27%
Available-for-sale securities (1)
Taxable	22,618	584	5.19%	28,856	703	4.91%
Nontaxable (1)	18,476	546	5.94%	10,652	307	5.81%
Federal Home Loan Bank stock	1,955	52	5.35%	1,946	62	6.42%
Loans, net (2)	270,373	9,504	7.07%	248,007	10,138	8.24%
Total interest earning assets	318,088	10,752	6.80%	310,529	11,761	7.64%
Non-interest earning assets	40,810			33,895
Total Assets	$ 358,898			$ 344,424

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 68,697	$ 325.95%		$ 85,188	$ 787	1.86%
Savings accounts	7,599	22.58%		7,079	45	1.28%
Time deposits	189,055	4,226	4.50%	170,442	4,173	4.94%
Total interest-bearing deposits	265,351	4,573	3.47%	262,709	5,005	3.84%
Short-term borrowings	509	7	2.74%	162	6	7.47%
Securities sold under repurchase agreements	2,625	20	1.53%	3,214	38	2.38%
FHLB borrowings	17,578	356	4.07%	8,448	205	4.89%
Subordinated debentures	5,000	135	5.43%	5,000	176	7.10%
Total interest-bearing liabilities	291,063	5,091	3.52%	279,533	5,430	3.92%
Non-interest bearing deposits	27,121			26,212
Other liabilities	2,775			1,753
Total liabilities	320,959			307,498
Stockholders’ equity	37,939			36,926
Total Liabilities and Stockholders’ Equity	$ 358,898			$ 344,424
Net interest income		$ 5,661			$ 6,331
Net interest spread (1)			3.28%			3.72%
Net interest margin (1) (3)			3.58%			4.11%
Return on average assets ratio			.47%			.52%
Return on average equity ratio			4.44%			4.87%
Equity to assets ratio			10.57%			10.72%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended June 30, 2008 and 2007.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Six Months Ended
(Dollars in thousands)	June 30,
	2008 vs. 2007
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(56)	$ (429)	$ (485)
Available-for-sale-securities:
Taxable	33	(152)	(119)
Nontaxable (1)	15	225	240
FHLB stock	(10)	0	(10)
Loans, net	(1,548)	914	(634)
Total net change in income on earning assets	(1,566)	558	(1,008)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(310)	(152)	(462)
Savings accounts	(26)	3	(23)
Time deposits	(399)	454	55
Securities sold under repurchase agreements	(11)	(7)	(18)
FHLB borrowings	(70)	221	151
Notes payable	(15)	15	-
Subordinated debentures	(41)	0	(41)
Total net change in expense on interest-bearing liabilities	(872)	534	(338)

Net change in net interest income	$ (694)	$24	$ (670)

Percentage change	103.62%	(3.62)%	100.0%
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

The provision for loan losses for the second quarter of 2008 was $227,000, or .08% of average loans, compared to $40,000, or .02% of average loans for the second quarter of 2007. For the six months ended June 30, 2008 and 2007, the provision for loan losses was $277,000, and $100,000, respectively.  The increase in the provision expense is due to the growth of the loan portfolio and losses incurred during the second quarter.

Non-Interest Income

Non-interest income for the three months ended June 30, 2008 and 2007, respectively, was $705,000 and $622,000, an increase of $83,000, or 13.3%.  Included in non-interest income for the second quarter of 2008 is interest earned on Company-owned life insurance of $74,000 compared to $5,000 for the second quarter of 2007. The insurance was purchased late in the second quarter of 2007. Service charges on deposit accounts increased $6,000, or 1.5%, for the three months.  Other income for the three months ended June 30, 2008 and 2007, respectively, was $114,000 and $72,000, an increase of $42,000, or 58.3%.  Of this increase,$14,000 is attributable to an increase in title insurance premiums,  $13,000 is attributable to an increase in credit life revenue, and $12,000 is attributable to private banking income.

Non-interest income for the six months ended June 30, 2008 and 2007, respectively, was $1.4 million and $1.2 million, an increase of $197,000, or 16.7%.  Gain on sale of mortgage loans decreased by $40,000 for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, as originations decreased.  Other income for the six months ended June 30, 2008 and 2007, respectively, was $215,000 and $150,000, an increase of $65,000.  This increase includes an increase in private banking income of $23,000 and credit life revenue of $13,000.  Net ATM surcharge, network and fees increased $12,000 for the six months ended June 30, 2008 compared to June 30, 2007.  Title insurance premiums also increased $13,000 compared to the prior year.

The following table shows the detailed components of non-interest income for the six months ended June 30, 2008 as compared to June 30, 2007:

( Dollars in thousands)	June 30, 2008	June 30, 2007	Increase (Decrease)
Service charges on deposit accounts	$772	$742	$ 30
Gain on the sale of mortgage loans held for sale	138	178	(40)
Lease income	105	105	-
BOLI income	147	5	142
Other income	215	150	65
	$1,377	$1,180	$ 197

Non-Interest Expense

Non-interest expense was $2.7 million in the second quarter of 2008, down from $3.0 million in the same quarter of 2007, a decrease of $292,000 or 9.7%.  A decrease in salary and employee benefit expense of $213,000, due to streamlining of personnel in the first quarter of 2008 and a reduction in stock-based compensation expense accounted for the most significant variance compared to the same period in 2007.  Occupancy and equipment expenses increased $33,000, or 6.9%, due to additional locations opened during 2007. As management continued to streamline expenses, advertising expenses decreased $92,000, or 45.1%, for the three months ended June 30, 2008 as compared to the same period for 2007.

Non-interest expense was $5.5 million for the six months ended June 30, 2008, down from $6.0 million in the same period of 2007, a decrease of $459,000 or 7.6%.  A decrease in salary and employee benefit expense of $372,000, due to streamlining of personnel in the first quarter of 2008 and a reduction in stock-based compensation expense accounted for the most significant variance compared to the same period in 2007.  Occupancy and equipment expenses increased $87,000, or 9.4%, due to additional locations opened during 2007. As management continued to streamline expenses, advertising expenses decreased $97,000, or 31.7%, for the six months ended June 30, 2008 as compared to the same period for 2007.  Data processing fees decreased $9,000, due to renegotiation of the data processing contract.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended June 30, 2008 and 2007 respectively, compensation expense recorded was $58,000 and $115,000, respectively.

The increases (decreases) in expense by major categories are as follows for the six months ended June 30, 2008 as compared to June 30, 2007:

(Dollars in thousands)	June 30, 2008	June 30, 2007	Increase (Decrease)
Salaries and employee benefits	$2,673	$3,045	$(372)
Net occupancy expense	620	519	101
Equipment expense	388	402	(14)
Advertising	209	306	(97)
Professional fees	192	196	(4)
Data processing services	380	389	(9)
Franchise shares and deposit tax	229	222	7
Core deposit intangible amortization	150	172	(22)
Postage and office supplies	88	128	(40)
Telephone and other communication	131	129	2
Other operating expenses	487	498	(11)
	$5,547	$6,006	$(459)

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2008.  During the second quarter of 2008, income tax expense totaled $66,000, compared to $183,000 for the same period of 2007.    Income tax expense for the first six months of 2008 was $191,000, compared to $408,000 for the first six months of 2007.  The effective tax rate for the first six months of 2008 was 18.6%, compared to 31.4% for 2007.  The decrease is related to the increase in income on tax-exempt securities, and earnings from company-owned life insurance.

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

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of June 30, 2008.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky income tax return.  These returns are subject to examination by taxing authorities for all years after 2003.

 The unrecognized tax benefit discussed above is not anticipated to change in the next twelve months.

Balance Sheet Review

Overview

Total assets at June 30, 2008 were $368.3 million, up from $346.4 million at December 31, 2007, an increase of $21.9 million, or 6.3%.  Loans increased $28.15 million and federal funds sold decreased $2.1 million.  Available-for-sale securities decreased $3.4 million.  Deposits grew by $22.7 million from the prior year end and FHLB borrowings increased $632,000.

Loans

At June 30, 2008, loans totaled $283.0 million, compared to $254.8 million at December 31, 2007, an increase of $28.2 million, or 11.1%.  Total loans averaged $270.0 million for the first six months of 2008, compared to $248.0 million for the six months ended June 30, 2008, an increase of $22.0 million, or 8.9%.  The Company experienced loan growth in its market area throughout the first six months of the year compared to year-end, primarily in residential real estate and commercial loans.  Consumer loans declined slightly during the first six months of 2008.  The following table presents a summary of the loan portfolio by category:

(Dollars in thousands)	June 30,	% of	December 31,	% of
	2008	Total Loans	2007	Total Loans
Commercial and agricultural	$93,934	33.19%	$84,763	33.27%
Commercial real estate	98,245	34.72%	93,484	36.69%
Residential real estate	76,253	26.95%	61,124	23.99%
Consumer	14,536	5.14%	15,394	6.05%
	$282,968	100.00%	$254,765	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2008, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.9 million to $4.9 million.  The aggregate amount of these credit relationships was $57.7 million.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2008.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
June 30, 2008	Within One Year	After One But Within Five Years	After Five Years	Total
(Dollars in thousands)

Commercial and agricultural	$ 44,109	$35,834	$13,991	$ 93,934
Commercial real estate	28,356	29,716	40,173	98,245
Residential real estate	5,228	16,686	54,339	76,253
Consumer	3,833	10,231	472	14,536
Total	$81,526	$92,467	$108,975	$282,968

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

	June 30, 2008	December 31, 2007
(Dollars in thousands)
Non-performing loans	$ 2,542	$3,349
Non-performing assets	4,378	4,461
Allowance for loan losses	3,248	3,194
Non-performing assets to total loans	1.55%	1.75%
Non-performing assets to total assets	1.19%	1.29%
Net charge-offs to average total loans	.083%	.27%
Allowance for loan losses to non-performing loans	127.79%	95.37%
Allowance for loan losses to total loans	1.15%	1.25%

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

The non-performing loans at June 30, 2008 consisted of $876,000 of non-accrual loans and $1.7 million of loans past due 90 days or more. Of the non-accrual loans, $622,000 are loans secured by real estate in the process of collection, $8,000 are consumer loans, $161,000 are loans secured by real estate not in foreclosure, and $86,000 are commercial loans.  The $1.7 million of loans past due 90 days or more include four commercial real estate loans totaling $369,000, four residential real estate loans totaling $230,000, four commercial loans totaling $865,000, and nine consumer loans totaling $202,000.  These past due loans are in varying stages of collection with no future losses identified at this time.  Other non-performing assets include $1.8 million in other real estate and $9,000 in repossessed equipment and vehicles.  Subsequent to the end of the quarter, two properties in other real estate totaling $715,000 were sold, with minimal losses incurred.

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

The following table sets forth an analysis of the Company’s allowance for loan losses for the six months ended June 30, 2008 and 2007:

Summary of Loan Loss Experience
	June 30, 2008	June 30, 2007
(Dollars In thousands)
Balance, beginning of year	$3,194	$3,128
Provision for loan losses	277	100
Amounts charged off:
Commercial	(4)	(27)
Commercial real estate	-	(49)
Residential real estate	(200)	(99)
Consumer	(53)	(39)
Total loans charged off:	(257)	(214)
Recoveries of amounts previously charged off:
Commercial	13	26
Commercial real estate	-	10
Residential real estate	13	-
Consumer	8	7
Total recoveries	34	43
Net (charge-offs) recoveries	(223)	(171)
Balance, end of period	$3,248	$3,057

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss
	June 30, 2008		December 31, 2007		June 30, 2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 924	26.94%	$ 563	23.99%	$ 624	24.09%
Consumer and other loans	236	5.13%	260	6.05%	259	6.58%
Commercial and agriculture	1,304	33.21%	1,009	33.27%	820	29.27%
Commercial real estate	608	34.72%	1,234	36.69%	1,265	40.06%
Unallocated	176	0.00%	128	0.00%	89	0.00%
Total allowance for loan losses	$ 3,248	100.00%	$ 3,194	100.00%	$ 3,057	100.00%

We believe that the allowance for loan losses of $3.2 million at June 30, 2008 is adequate to absorb probable incurred credit losses in the loan portfolio.  That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $41.1 million for the first six months of 2008, compared to $39.5 million for 2007.  The table below presents the carrying value of securities by major category.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)

U.S. Government agencies	$ 1,992	$ 6,490
Mortgage-backed securities	16,286	17,135
Municipal securities	19,072	16,833
Other securities	1,560	1,858
Total available-for-sale securities	$ 38,910	$ 42,316

The table below presents the maturities and yield characteristics of securities as of June 30, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2008		Over	Over
(Dollars in thousands)		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ 499	$ -	$ 1,500	$ -	$ 1,999	$ 1,992
Mortgage-backed securities:(1)	61	7,502	8,198	826	16,587	16,286
Municipal securities	389	744	7,440	10,700	19,273	19,072
Other securities	-	-	-	1,859	1,859	1,560
Total available- for sale -securities	$ 949	$ 8,246	$ 17,138	$ 13,385	$ 39,718	$ 38,910

Percent of total	2.4%	20.8%	43.1%	33.7%	100.0%
Weighted average yield(2)	7.09%	4.88%	5.32%	5.93%	5.48%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on June 2008 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-equivalent basis.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at June 30, 2008.  No loss of principal is anticipated and all principal and interest payments are being received as scheduled.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer and broker deposits.  As of June 30, 2008, total deposits were $305.0 million, compared to total deposits of $282.3 million at December 31, 2007, an increase of $22.7 million or 8.0%.

Total deposits averaged $292.5 million during the first six months of 2008, an increase of $3.6 million, or 1.2%, compared to $288.9 million in 2007.  Time deposits of $100,000 or more averaged $76.6 million and $54.0 million for the six months ended June 30, 2008, and 2007, respectively.  Interest expense on time deposits of $100,000 or more was $1.7 million for the first six months of 2008, compared to $969,000 for the first six months of 2007.  The average cost of time deposits greater than $100,000 for the six months ending June 30, 2008, and 2007, was 4.53% and 3.62%, respectively.  The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2008 and December 31, 2007:

Maturity of Time Deposits of $100,000 or more
(Dollars in thousands)	June 30, 2008	December 31, 2007

Three months or less	$22,736	$ 6,554
Over three through six months	13,233	19,284
Over six through twelve months	20,090	24,182
Over one year through three years	21,634	4,989
Over three years through 5 years	13,912	8,271
Over five years	-	1,720
Total	$ 91,605	$65,000

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2008:

(Dollars in thousands)
Type	Maturity	Rate	Amount
Fixed	October 27, 2008	4.83%	$ 449
Fixed	July 31, 2009	5.14%	2,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$15,949

At June 30, 2008, we had available collateral to borrow an additional $16.0 million from the FHLB.

Other Borrowings.  In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures September 26, 2008, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly.  Under the credit agreement, we may not pay cash dividends on common stock without the lender’s prior consent.  The loan is secured by the Bank’s common stock.  As of June 30, 2008, the line had no balance.

At June 30, 2008, we had established Federal Funds lines of credit totaling $25.7 million with four correspondent banks.  No amounts were drawn as of June 30, 2008.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  Information regarding federal funds purchased and securities sold under repurchase agreements as of June 30, 2008, is presented below.

(Dollars in thousands)
June 30, 2008
Federal funds purchased and repurchase agreements:
Balance at period end	$2,083
Weighted average rate at period end	1.48%
Average balance during the six months ended June 30, 2008	$3,134
Weighted average rate for the six months ending June 30, 2008 during the year	1.77%
Maximum month-end balance	$3,053

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2008 was 4.35%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets.  The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2008	December 31, 2007	Regulatory Minimum
Tier I leverage ratio	8.68%	9.03%	4.00%
Tier I risk-based capital ratio	9.88%	10.41%	4.00%
Total risk-based capital ratio	10.95%	11.55%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2008	December 31, 2007	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	8.03%	8.15%	4.00%	5.00%
Tier I risk-based capital ratio	9.26%	9.40%	4.00%	6.00%
Total risk-based capital ratio	10.33%	10.53%	8.00%	10.00%

At June 30, 2008 and December 31, 2007, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s tier I risk-based capital ratio and total risk-based capital ratio decreased as the percentage increase in average assets outweighed the percentage increase in capital.  The leverage ratio declined as a result of the increase in total average assets in the first six months of 2008.

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

At June 30, 2008, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 1.68% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 4.93%.  Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.

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

Part II

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 15, 2008.  The following directors were elected to three year terms, ending in 2011, with the vote totals as shown:

	Votes for	Votes withheld

Barry D. Bray	1,604,542	144,463
Sarah Glenn Grise	1,604,542	144,453
Chris B. Guthrie	1,603,549	145,456
John T. Perkins	1,604,652	144,353
Wilson Stone	1,604,652	144,353

The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

Name	Term Expires In
Jerry E. Baker	2009
Mary D. Cohron	2009
Floyd H. Ellis	2009
John J. Kelly, III	2009
Dr. Kevin Vance	2009
Joe B. Natcher, Jr.	2010
Steve Newberry	2010
Jack Sheidler	2010
Fred Travis	2010

There were no broker nonvotes on any of the items voted on at the Annual Meeting.

Item 6. Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant’s Form 10-QSB dated June 30, 2004).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed June 5, 2007).

3.4	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Form 8-K filed October 22, 2007).

4.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.2).

4.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.3).

4.4	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.4).

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

CITIZENS FIRST CORPORATION

Date:	August 14, 2008	/s/Mary D. Cohron
Mary D. Cohron
President and Chief Executive Officer
(Principal Executive Officer)

	August 14, 2008	/s/M. Todd Kanipe
M. Todd Kanipe
Executive Vice President, Credit Administration and Finance
(Principal Financial Officer)