Form 10-Q
period 2008-09-30
CITIZENS FIRST CORP
filed 2008-11-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2008
Common Stock, no par value per share	1,968,777 shares

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	September 30, 2008	December 31, 2007
	(Dollars in thousands except share data)
Assets
Cash and due from financial institutions	$7,452	$10,221
Federal funds sold	177	3,641

Cash and cash equivalents	7,629	13,862

Available for sale securities	42,171	42,316
Loans held for sale	589	796
Loans, net of allowance of $3,246 and $3,194 at September 30, 2008 and December 31, 2007, respectively	271,119	251,571
Premises and equipment, net	11,786	12,124
Bank owned life insurance	6,379	6,152
Federal Home Loan Bank (FHLB) stock, at cost	2,025	1,946
Accrued interest receivable	2,502	2,848
Deferred income taxes	668	214
Goodwill	11,272	11,288
Core deposit intangible	1,639	1,859
Other assets	1,735	1,377

Total assets	$359,514	$346,353

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$27,709	$27,450
Savings, NOW and money market	64,742	77,715
Time	189,124	177,111

Total deposits	281,575	282,276

Securities sold under repurchase agreements	12,033	3,181
FHLB advances	20,970	15,317
Subordinated debentures	5,000	5,000
Accrued interest payable	744	952
Other liabilities	2,052	2,331

Total liabilities	322,374	309,057

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 500 shares; issued and outstanding 250 shares at September 30, 2008 and at December 31, 2007, respectively	7,659	7,659
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2008 and 1,959,583 shares at December 31, 2007	26,752	26,573
Retained earnings	3,692	3,146
Accumulated other comprehensive loss	(963)	(82)
Total stockholders' equity	37,140	37,296
Total liabilities and stockholders' equity	$359,514	$346,353
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended September 30	2008	2007
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$4,630	$5,078
Taxable securities	291	307
Non-taxable securities	189	140
Federal funds sold and other	48	119
Total interest and dividend income	5,158	5,644
Interest expense
Deposits	2,027	2,545
Securities sold under agreements to repurchase and other borrowings	82	19
FHLB advances	193	72
Subordinated debentures	57	89
Total interest expense	2,359	2,725
Net interest income	2,799	2,919
Provision for loan losses	575	170
Net interest income after provision for loan losses	2,224	2,749
Non-interest income
Service charges on deposit accounts	453	367
Net gains on sales of mortgage loans	76	78
Lease income	72	52
Income from company-owned life insurance	77	73
Other income	114	102
Total non-interest income	792	672
Non-interest expenses
Salaries and employee benefits	1,327	1,420
Net occupancy expense	338	252
Equipment expense	189	203
Advertising	122	136
Professional fees	104	128
Data processing services	166	156
Franchise shares and deposit tax	116	105
Core deposit intangible amortization	70	86
Postage and office supplies	52	75
Telephone and other communication	62	67
Other	297	252
Total non-interest expenses	2,843	2,880
Income before income taxes	173	541
Provision for income taxes	(24)	132
Net income	$ 197	$ 409
Dividends declared on preferred stock	130	131
Net income available for common stockholders	$ 67	$ 278
Earnings per share, basic and diluted	$0.03	$0.14
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Condensed Consolidated Statements of Income (Unaudited)
For the nine months ended September 30	2008	2007
	(In thousands, except per share data)
Interest and dividend income
Loans	$14,134	$15,216
Taxable securities	875	1,010
Non-taxable securities	550	342
Federal funds sold and other	166	732
Total interest and dividend income	15,725	17,300
Interest expense
Deposits	6,600	7,550
Securities sold under agreements to repurchase and other borrowings	109	63
FHLB advances	549	277
Subordinated debentures	192	265
Total interest expense	7,450	8,155
Net interest income	8,275	9,145
Provision for loan losses	852	270
Net interest income after provision for loan losses	7,423	8,875
Non-interest income
Service charges on deposit accounts	1,225	1,109
Net gain on sale of mortgage loans	214	256
Lease income	177	157
Income from company-owned life insurance	224	78
Other income	329	252
Total non-interest income	2,169	1,852
Non-interest expenses
Salaries and employee benefits	4,000	4,465
Net occupancy expense	958	771
Equipment expense	577	605
Advertising	331	442
Professional fees	296	324
Data processing services	546	545
Franchise shares and deposit tax	345	327
Core deposit intangible amortization	220	258
Postage and office supplies	140	203
Telephone and other communication	193	196
Other	784	750
Total non-interest expenses	8,390	8,886
Income before income taxes	1,202	1,841
Provision for income taxes	167	540
Net income	$ 1,035	$ 1,301
Dividends declared on preferred stock	389	389
Net income available for common stockholders	$ 646	$ 912
Earnings per share, basic and diluted	$0.33	$0.46
Cash dividends per common share	$0.05	$0.05
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the nine months ended September 30

	2008	2007
	(Dollars in thousands)

Balance January 1	$37,296	$36,489
Net income	1,035	1,301
Issuance of common stock	93	96
Stock-based compensation	87	182
Adoption of FIN 48	-	(71)
Payment of treasury stock	-	(320)
Payment of common dividend, $0.05 per share	(99)	(99)
Payment of preferred dividends, $1557.00 and $1555.00 per share for 2008 and 2007	(389)	(389)
Other comprehensive income (loss), net of tax	(883)	(7)
Balance at end of period	$37,140	$37,182

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the three months ended September 30

	2008	2007
	(Dollars in thousands)

Net income	$ 197	$ 409
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(431)	399

Comprehensive income (loss)	$(234)	$ 808

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Unaudited) For the nine months ended September 30

	2008	2007
	(In thousands)

Net income	$ 1,035	$ 1,301
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(883)	(7)

Comprehensive income	$ 152	$ 1,294

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30	2008	2007
	(Dollars in thousands)
Operating activities:
Net income	$ 1,035	$ 1,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	628	595
Stock-based compensation expense	87	182
Provision for loan losses	852	270
Amortization of premiums and discounts on securities	46	(129)
Amortization of core deposit intangible	220	-
Gain on sale of premises and equipment	-	(11)
Deferred income taxes	(454)	(115)
Sale of mortgage loans held for sale	13,244	16,209
Origination of mortgage loans for sale	(12,823)	(16,460)
Gains on sales of loans	(214)	(256)
Net loss on sale of other real estate owned	33	16
FHLB stock dividends received	(79)	-
Changes in:
Interest receivable	346	(98)
Other assets	(417)	365
Interest payable and other liabilities	338	909
Net cash provided by (used in) operating activities	2,842	2,778
Investing activities:
Loan originations and payments, net	(21,447)	(10,729)
Purchases of premises and equipment	(290)	(1,117)
Purchase of available-for-sale securities	(10,538)	(14,774)
Proceeds from maturities of available-for-sale securities	9,302	18,256
Proceeds from sale of other real estate owned	860	393
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	(278)	(288)
Purchase of bank-owned life insurance policies	-	(6,000)
Net cash used in investing activities	(22,391)	(14,259)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	(12,714)	(17,718)
Net change in time deposits	12,013	16,882
Net change in other borrowings	-	(350)
Proceeds from FHLB advances	17,500	9,500
Repayment of FHLB advances	(11,847)	(14,397)
Net change in repurchase agreements	8,852	(1,044)
Purchase of treasury stock	-	(320)
Dividends paid on preferred stock	(389)	(389)
Dividends paid on common stock	(99)	(99)
Net cash provided by financing activities	13,316	7,935
Decrease in cash and cash equivalents	(6,233)	(19,416)
Cash and cash equivalents, beginning of year	13,862	29,850
Cash and cash equivalents, end of quarter	$7,629	$10,434
Supplemental Cash Flows Information:
Interest paid	$7,658	$7,890
Income taxes paid	$ 50	$ 640
Loans transferred to other real estate	$1,047	$ 471
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ 93	$ 96
Deferred revenue related to a sale leaseback transaction	$ 12	$ 12
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

(2) Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The Statement is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2 “Effective Date of FASB Statement No. 157”.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  See Note 5 to financial statements.

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

(3) Stock Option Plans

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees the incentive to remain with the Company and to reward their service by providing the employees the opportunity to share in the Company’s future success.  132,300 shares of Company common stock have been reserved for issuance under the plan.  9,277 shares remain available for future issuance.  Options granted expire after ten years, and vest ratably over a three year period.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the nine month period ended September 30, 2008.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the quarter ended September 30, 2008, and 2007, compensation expense was $29,000 and $67,000.  For the nine months ended September 30, 2008 and 2007, compensation expense recorded was $87,000 and $148,000.  As of September 30, 2008, unrecognized compensation expense associated with stock options was $43,000 which is expected to be recognized over a weighted average period of 1 year.

A summary of the status of the plans at September 30, 2008, and changes during the period then ended is presented below:
	2008
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	150,682	$15.23
Granted	-	-
Exercised	-	-
Forfeited	(11,549)	$16.19
Expired	-	-
Outstanding, end of period	139,133	$15.16
Options exercisable, end of period	125,382	$14.76

The weighted average remaining term for outstanding stock options was 6.19 years at September 30, 2008.  The weighted average remaining term for exercisable options was 6.09 years at September 30, 2008.  The aggregate intrinsic value at September 30, 2008 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters and nine months ending September 30, 2008 and 2007.

Dollars in thousands, except per share data
	Quarter ended September 30, 2008			Quarter ended September 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 197			$409
Less: Dividends on preferred stock	(130)			(131)

Net income available to common shareholders	67	1,968,777	$ 0.03	278	1,975,887	$ 0.14

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$ 67	1,968,777	$ 0.03	$278	1,975,887	$ 0.14

Dollars in thousands, except per share data
	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,035			$1,301
Less: Dividends on preferred stock	(389)			(389)

Net income available to common shareholders	646	1,963,677	$ 0.33	912	1,981,092	$ 0.46

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$646	1,963,677	$ 0.33	$912	1,981,092	$ 0.46

Stock options for 139,133 and 150,682 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2008 and 2007, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of September 30, 2008 and 2007.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2008, Using

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$42,171	-	$ 42,171	-

Assets and liabilities measured on a non-recurring basis consist of impaired loans.  Total impaired loans as of September 30, 2008 were $1.6 million.  Of these loans, $1.4 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $1.4 million, with a valuation allowance of $303,000 results in a fair value, net of related allowance, of $1.1 million at September 30, 2008.  No additional provision for loan losses was allocated to these loans during the period.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral adjusted for other factors management deemed relevant to arrive at a representative fair value and are  considered level 3 inputs.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at September 30, 2008.  No impairment charge is being taken as no loss of principal is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rates cuts in the market and market illiquidity.  The bank has the intent and ability to hold these securities until recovery.

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

Forward-Looking Statements
The Company may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Among the risks and uncertainties that could cause actual results to differ materially are economic conditions generally and in the market areas of the Company, a continuation or worsening of the current disruption in credit and other markets, goodwill impairment, overall loan demand, increased competition in the financial services industry which could negatively impact the Company’s ability to increase total earning assets, and retention of key personnel.  Actions by the Department of the Treasury and federal bank regulators in response to changing economic conditions, changes in interest rates, loan prepayments by and the financial health of the Company’s borrowers, and other factors described in the reports filed by the Company with the Securities and Exchange Commission could also impact current expectations.

Results of Operations

The Company reported net income for the three months ended September 30, 2008, of $197,000, or $0.03 per basic and diluted common share, compared to net income of $409,000, or $0.14 per basic and diluted common share, for the three months ended September 30, 2007.  The Company’s net income for the nine months ended September 30, 2008 was $1.0 million, or $0.33 per basic and diluted common share, compared to net income of $1.3 million, or $0.46 per basic and diluted common share, for the nine months ended September 30, 2007.

The annualized return on average assets for the Company was .38% for the nine months ended September 30, 2008, compared to .51% for the previous year.  The decrease in return on average assets is due to the increase in average assets and the decline in net income.  The components of net income as a percentage of average assets are presented in the table below:

	2008	2007	Increase/ (Decrease)

Net interest income	3.04%	3.58%	(0.54%)
Provision for loan losses	0.31%	0.11%	0.20%
Non-interest income	0.80%	0.73%	0.07%
Non interest expenses	3.09%	3.48%	(0.39%)
Provision for income taxes	0.06%	0.21%	(0.15%)
Net income	0.38%	0.51%	(0.13%)

The Company’s annualized return on average equity was 3.65% for the nine months ending September 30, 2008, compared to an annualized return of 4.71% for the nine months ending September 30, 2007.

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

For the quarter ended September 30, 2008, net interest income was $2.8 million, a decrease of $100,000 from net interest income of $2.9 million for the comparable period in 2007.  For the nine months ended September 30, 2008, net interest income was $8.3 million, a decrease of $800,000 from net interest income of $9.1 million for the comparable period in 2007.

The net interest margin tax equivalent (“TE”) for the nine months ended September 30, 2008 was 3.55%, compared to 4.08% in 2007.  This decrease of 53 basis points is attributable to the two hundred basis point decline in the prime rate during the first quarter of 2008 and the twenty-five basis point drop in the second quarter of 2008.  The Company’s yield on earning assets (TE) for the current year was 6.64%, a decrease of 101 basis points from 7.65% in the same period a year ago.  While the yield declined in most areas of earning assets, loans were the primary contributor, decreasing 132+ basis points.  With a significant amount of loans tied to the prime rate, loans repriced downward faster than interest-bearing liabilities.  The cost of funds for the current year was 3.38%, a decrease of 57 basis points from 3.95% in the same period a year ago.

The following table sets forth for the nine months ended September 30, 2008 and 2007,  information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Nine months ended September 30,		2008			2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 4,400	$ 87	2.64%	$ 15,987	$ 636	5.32%
Available-for-sale securities (1)
Taxable	22,946	875	5.09%	27,614	1,013	4.90%
Nontaxable (1)	18,808	833	5.92%	11,942	517	5.79%
Federal Home Loan Bank stock	1,970	79	5.36%	1,946	94	6.46%
Loans, net (2)	273,970	14,134	6.89%	247,799	15,216	8.21%
Total interest earning assets	322,094	16,008	6.64%	305,288	17,476	7.65%
Non-interest earning assets	40,789			36,027
Total Assets	$ 362,883			$ 341,315

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 65,974	$ 453.92%		$ 81,159	$ 1,092	1.80%
Savings accounts	7,727	31.54%		6,993	68	1.30%
Time deposits	192,820	6,117	4.24%	172,007	6,390	4.97%
Total interest-bearing deposits	266,521	6,601	3.31%	260,159	7,550	3.88%
Short-term borrowings	353	8	3.03%	131	8	8.29%
Securities sold under repurchase agreements	5,330	101	2.53%	3,063	55	2.39%
FHLB borrowings	17,533	549	4.18%	7,534	277	4.92%
Subordinated debentures	5,000	191	5.10%	5,000	265	7.10%
Total interest-bearing liabilities	294,737	7,450	3.38%	275,887	8,155	3.95%
Non-interest bearing deposits	27,367			26,668
Other liabilities	2,856			1,817
Total liabilities	324,960			304,372
Stockholders’ equity	37,923			36,943
Total Liabilities and Stockholders’ Equity	$ 362,883			$ 341,315
Net interest income		$ 8,558			$ 9,321
Net interest spread (1)			3.26%			3.70%
Net interest margin (1) (3)			3.55%			4.08%
Return on average assets ratio			.38%			0.51%
Return on average equity ratio			3.65%			4.71%
Average equity to assets ratio			10.45%			10.82%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%.
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended September 30, 2008 and 2007.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Nine Months Ended
(Dollars in thousands)	September 30,
	2008 vs. 2007
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(88)	$ (461)	$ (549)
Available-for-sale-securities:
Taxable	33	(171)	(138)
Nontaxable (1)	19	297	316
FHLB stock	(16)	1	(15)
Loans, net	(2,689)	1,607	(1,082)
Total net change in income on earning assets	(2,741)	1,273	(1,468)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(435)	(204)	(639)
Savings accounts	(44)	7	(37)
Time deposits	(1,046)	773	(273)
Securities sold under repurchase agreements	5	41	46
FHLB borrowings	(95)	367	272
Short-term borrowings	(14)	14	-
Subordinated debentures	(74)	0	(74)
Total net change in expense on interest-bearing liabilities	(1,703)	998	(705)

Net change in net interest income	$ (1,038)	$275	$ (763)

Percentage change	136.04%	(36.04)%	100.0%
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

The provision for loan losses for the third quarter of 2008 was $575,000, or .20% of average loans, compared to $170,000, or .07% of average loans for the third quarter of 2007.  For the nine months ended September 30, 2008 and 2007, the provision for loan losses was $852,000, and $270,000, respectively.  The increase in the provision expense is primarily the result of one commercial loan which was classified and charged off during the third quarter.

Non-Interest Income

Non-interest income for the three months ended September 30, 2008 and 2007, respectively, was $792,000 and $672,000, an increase of $120,000, or 17.9%.  Included in non-interest income for the third quarter of 2008 is an increase in lease income of $20,000 or 38.5%, resulting from the collection of a lease termination fee.  Service charges on deposit accounts increased $86,000, or 23.4%, for the three months as NSF fees increased.  Other income for the three months ended September 30, 2008 and 2007, respectively, was $114,000 and $102,000, an increase of $12,000, or 11.8%.

Non-interest income for the nine months ended September 30, 2008 and 2007, respectively, was $2.2 million and $1.9 million, an increase of $300,000, or 15.8%.  Gain on sale of mortgage loans decreased by $42,000 for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, as originations decreased in 2008.  Income on company owned life insurance increased $146,000 for the nine months ended September 30, 2008, compared to the same period for 2007, as the policies were purchased in June 2007. Other income for the nine months ended September 30, 2008, increased $77,000, or 30.6% compared to the same period in 2007 as credit life insurance increased $21,000, ATM fees increased $12,000, and private banking income increased $27,000.

The following table shows the detailed components of non-interest income for the nine months ended September 30, 2008 as compared to September 30, 2007:

( Dollars in thousands)	September 30, 2008	September 30, 2007	Increase (Decrease)
Service charges on deposit accounts	$1,225	$1,109	$ 116
Gain on the sale of mortgage loans held for sale	214	256	(42)
Lease income	177	157	20
BOLI income	224	78	146
Other income	329	252	77
	$2,169	$1,852	$ 317

Non-Interest Expense

Non-interest expense was $2.8 million in the third quarter of 2008, down from $2.9 million in the same quarter of 2007, a decrease of $100,000 or 3.4%.  A decrease in salary and employee benefit expense of $93,000, due to a continued reduction in staff through attrition accounted for the most significant variance compared to the same period in 2007.  Occupancy and equipment expenses increased $72,000, or 15.8%, due to additional locations opened during the fourth quarter of 2007. As management continued to streamline expenses, postage and supplies expenses decreased $23,000, or 30.7%, and professional fees decreased $24,000 or 18.8%, for the three months ended September 30, 2008 as compared to the same period for 2007.

Non-interest expense was $8.4 million for the nine months ended September 30, 2008, down from $8.9 million in the same period of 2007, a decrease of $500,000 or 5.6%.  A decrease in salary and employee benefit expense of $465,000, due to streamlining of personnel in the first quarter of 2008,a decline in the number of FTEs from 119 at September 30, 2007 to 104 at September 30, 2008, and a reduction in stock-based compensation expense accounted for the most significant variance compared to the same period in 2007.  Occupancy and equipment expenses increased $159,000, or 11.5%, due to additional locations opened during late 2007. As management continued to streamline expenses, advertising expenses decreased $111,000, or 25.1%, for the nine months ended September 30, 2008 as compared to the same period for 2007.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended September 30, 2008 and 2007 respectively, compensation expense recorded was $29,000 and $67,000, respectively.

The increases (decreases) in expense by major categories are as follows for the nine months ended September 30, 2008 as compared to September 30, 2007:

(Dollars in thousands)	September 30, 2008	September 30, 2007	Increase (Decrease)
Salaries and employee benefits	$4,000	$4,465	$(465)
Net occupancy expense	958	771	187
Equipment expense	577	605	(28)
Advertising	331	442	(111)
Professional fees	296	324	(28)
Data processing services	546	545	1
Franchise shares and deposit tax	345	327	18
Core deposit intangible amortization	220	258	(38)
Postage and office supplies	140	203	(63)
Telephone and other communication	193	196	(3)
Other operating expenses	784	750	34
	$8,390	$8,886	$(496)

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2008.  During the third quarter of 2008, income tax expense totaled $(24,000), compared to $132,000 for the same period of 2007.    Income tax expense for the first nine months of 2008 was $167,000, compared to $540,000 for the first nine months of 2007.  The effective tax rate for the first nine months of 2008 was 13.9% compared to 29.3% for 2007.  The decrease is related to the increase in income on tax-exempt securities, and tax-exempt earnings from company-owned life insurance.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) effective January 1, 2007.  The adoption of FIN 48 had the effect of reducing retained earnings on the Company’s financial statements by $71,000 on January 1, 2007; this amount of unrecognized tax benefit would increase income from continuing operations, and thus impact the Company’s effective tax rate, if ultimately recognized into income.  Unrecognized state income tax benefits are reported net of their related deferred federal income tax benefit.  Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.

It is the Company’s policy to recognize interest and penalties related to uncertain tax positions in income tax expense, and interest of $7,000 was accrued as of September 30, 2008.  The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky income tax return.  These returns are subject to examination by taxing authorities for all years after 2003.

The Company is in the process of undergoing voluntary disclosure with a neighboring state.  Within the next twelve months, we anticipate there will be no FIN 48 liability recorded.

Balance Sheet Review

Overview

Total assets at September 30, 2008 were $359.5 million, up from $346.4 million at December 31, 2007, an increase of $13.1 million, or 3.8%.  Loans increased $19.6 million and federal funds sold decreased $3.5 million.  Available-for-sale securities decreased $145,000.  Deposits decreased by $700,000 from the prior year end and FHLB borrowings increased $5.7 million.

Loans

At September 30, 2008, loans totaled $274.4 million, compared to $254.8 million at December 31, 2007, an increase of $19.6 million, or 7.7%.  Total loans averaged $274.0 million for the first nine months of 2008, compared to $247.8 million for the nine months ended September 30, 2007, an increase of $26.2 million, or 10.6%.  The Company experienced loan growth in its market area throughout the first nine months of the year compared to year-end, primarily in residential and commercial real estate loans.  Consumer and commercial loans declined during the first nine months of 2008.  The following table presents a summary of the loan portfolio by category:

(Dollars in thousands)	September 30,	% of	December 31,	% of
	2008	Total Loans	2007	Total Loans
Commercial and agricultural	$79,516	28.98%	$84,763	33.27%
Commercial real estate	105,758	38.55%	93,484	36.69%
Residential real estate	74,581	27.18%	61,124	23.99%
Consumer	14,510	5.29%	15,394	6.05%
	$274,365	100.00%	$254,765	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2008, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.8 million to $5.0 million.  The aggregate amount of these credit relationships was $54.1 million.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2008.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
September 30, 2008	Within One Year	After One But Within Five Years	After Five Years	Total
(Dollars in thousands)

Commercial and agricultural	$ 39,539	$28,362	$11,615	$ 79,516
Commercial real estate	31,799	29,533	44,426	105,758
Residential real estate	4,114	17,577	52,890	74,581
Consumer	4,088	9,893	529	14,510
Total	$79,540	$85,365	$109,460	$274,365

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

	September 30, 2008	December 31, 2007
(Dollars in thousands)
Non-performing loans	$ 1,632	$3,349
Non-performing assets	2,910	4,461
Allowance for loan losses	3,246	3,194
Non-performing assets to total loans	1.06%	1.75%
Non-performing assets to total assets	.81%	1.29%
Net charge-offs to average total loans	.29%	.27%
Allowance for loan losses to non-performing loans	198.90%	95.37%
Allowance for loan losses to total loans	1.18%	1.25%

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

The non-performing loans at September 30, 2008 consisted of $1.1 million of non-accrual loans and $529,000 of loans past due 90 days or more.  Of the non-accrual loans, $495,000 are loans secured by real estate in the process of collection, $158,000 are loans secured by real estate not in foreclosure, and $449,000 are commercial loans.  The $529,000 of loans past due 90 days or more include four commercial real estate loans totaling $353,000, two residential real estate loans totaling $45,000, three commercial loans totaling $91,000, and two consumer loans totaling $40,000.  These past due loans are in varying stages of collection and no future losses have been identified at this time.  Other non-performing assets include $1.3 million in other real estate and $14,000 in repossessed equipment and vehicles.

Of the $3.4 million in non-performing loans at December 31, 2007, $1.8 million represented nine construction loans to two related entities that were fully collateralized by first mortgages on residential real estate.  The properties pledged to the Bank were sold in March, 2008.  Proceeds permitted the Bank’s collection of all principal, all accrued interest up to the date the loans were placed in non-accrual status and some collection expenses.

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

The following table sets forth an analysis of the Company’s allowance for loan losses for the nine months ended September 30, 2008 and 2007:

Summary of Loan Loss Experience
	September 30, 2008	September 30, 2007
(Dollars In thousands)
Balance, beginning of year	$3,194	$3,128
Provision for loan losses	852	270
Amounts charged off:
Commercial	(432)	(158)
Commercial real estate	(16)	(49)
Residential real estate	(304)	(162)
Consumer	(90)	(146)
Total loans charged off:	(842)	(515)
Recoveries of amounts previously charged off:
Commercial	13	39
Commercial real estate	-	16
Residential real estate	13	-
Consumer	16	19
Total recoveries	42	74
Net (charge-offs) recoveries	(800)	(441)
Balance, end of period	$3,246	$2,957

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss
	September 30, 2008		December 31, 2007		September 30, 2007
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 900	27.18%	$ 563	23.99%	$ 530	24.30%
Consumer and other loans	228	5.29%	260	6.05%	225	6.20%
Commercial and agriculture	1,162	28.98%	1,009	33.27%	1,016	31.10%
Commercial real estate	678	38.55%	1,234	36.69%	1,152	38.40%
Unallocated	278	0.00%	128	0.00%	34	0.00%
Total allowance for loan losses	$ 3,246	100.00%	$ 3,194	100.00%	$ 2,957	100.00%

We believe that the allowance for loan losses of $3.2 million at September 30, 2008 is adequate to absorb probable incurred credit losses in the loan portfolio.  That determination is based on the best information available to us, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $41.8 million for the first nine months of 2008, compared to $39.6 million for 2007.  The table below presents the carrying value of securities by major category.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)

U.S. Government agencies	$ 6,463	$ 6,490
Mortgage-backed securities	15,707	17,135
Municipal securities	18,701	16,833
Other securities	1,300	1,858
Total available-for-sale securities	$ 42,171	$ 42,316

The table below presents the maturities and yield characteristics of securities as of September 30, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2008		Over	Over
(Dollars in thousands)		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ 497	$ 1,961	$ 4,010	$ -	$ 6,468	$ 6,463
Mortgage-backed securities:(1)	-	9,520	5,378	798	15,696	15,707
Municipal securities	240	1,267	7,590	10,513	19,610	18,701
Other securities	-	-	-	1,859	1,859	1,300
Total available- for sale -securities	$ 737	$ 12,748	$ 16,978	$ 13,170	$ 43,633	$ 42,171

Percent of total	1.7%	29.2%	38.9%	30.2%	100.0%
Weighted average yield(2)	3.37%	4.78%	4.95%	5.94%	5.18%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on September 2008 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax-
     equivalent basis.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at September 30, 2008.  No loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer and broker deposits.  As of September 30, 2008, total deposits were $281.6 million, compared to total deposits of $282.3 million at December 31, 2007, a decrease of $700,000 or 0.2%.

Total deposits averaged $293.9 million during the first nine months of 2008, an increase of $7.1 million, or 2.5%, compared to $286.8 million in 2007.  Time deposits of $100,000 or more averaged $75.0 million and $52.0 million for the nine months ended September 30, 2008, and 2007, respectively.  Interest expense on time deposits of $100,000 or more was $2.6 million for the first nine months of 2008, compared to $1.5 million for the first nine months of 2007.  The average cost of time deposits greater than $100,000 for the nine months ending September 30, 2008, and 2007, was 4.66% and 3.85%, respectively.  The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2008 and December 31, 2007:

Maturity of Time Deposits of $100,000 or more
(Dollars in thousands)	September 30, 2008	December 31, 2007

Three months or less	$13,457	$6,554
Over three through six months	8,460	19,284
Over six through twelve months	25,346	24,182
Over one year through three years	20,662	4,989
Over three years thro ugh 5 years	12,125	8,271
Over five years	-	1,720
Total	$ 80,050	$65,000

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2008:

(Dollars in thousands)
Type	Maturity	Rate	Amount
Variable	December 12, 2008	3.20%	$5,000
Fixed	October 27, 2008	4.83%	470
Fixed	July 31, 2009	5.14%	2,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$20,970

At September 30, 2008, we had available collateral to borrow an additional $17.9 million from the FHLB.

Other Borrowings.  In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line had a total availability of $3.0 million, matured September 26, 2008, and bore interest at the prime rate as published in the Money Rates section of The Wall Street Journal, Eastern Edition, with interest payable monthly.  Although the line had a zero balance at maturity, we are looking at alternatives to  replace this line of credit which served as another source of liquidity for the Company.

At September 30, 2008, we had established Federal Funds lines of credit totaling $25.7 million with four correspondent banks.  No amounts were drawn as of September 30, 2008.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  During the third quarter the Bank was awarded a bid for a public school construction account for $10 million that is now included in the repurchase agreement balance at a fixed rate.  Information regarding federal funds purchased and securities sold under repurchase agreements as of September 30, 2008, is presented below.

(Dollars in thousands)
September 30, 2008
Federal funds purchased and repurchase agreements:
Balance at period end	$12,033
Weighted average rate at period end	3.03%
Average balance during the nine months ended September 30, 2008	$5,330
Weighted average rate for the nine months ending September 30, 2008 during the year	2.53%
Maximum month-end balance	$12,714

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2008 was 5.53%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

Liquidity

To maintain a desired level of liquidity, the Company has several sources of funds available.  The Company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities.  As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements.  The Company’s primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan and dividend payments.

The Company’s objective as it relates to liquidity is to ensure that it has funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  The Company’s asset and liability management committee meets monthly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets.  The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2008	December 31, 2007	Regulatory Minimum
Tier I leverage ratio	8.08%	9.03%	4.00%
Tier I risk-based capital ratio	9.65%	10.41%	4.00%
Total risk-based capital ratio	10.76%	11.55%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2008	December 31, 2007	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	7.96%	8.15%	4.00%	5.00%
Tier I risk-based capital ratio	9.74%	9.40%	4.00%	6.00%
Total risk-based capital ratio	10.85%	10.53%	8.00%	10.00%

At September 30, 2008 and December 31, 2007, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s tier I risk-based capital ratio and total risk-based capital ratio decreased as Tier 1 capital decreased due to the increase in unrealized losses on available-for-sale securities. The Company’s capital ratios declined generally as the percentage increase in average assets outweighed the percentage increase of capital.  The leverage ratio declined as a result of the increase in total average assets in the first nine months of 2008.

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

On November 12, 2008, the Company applied for participation in the TARP Capital Purchase Program. This program was instituted by the U.S.  Treasury pursuant to the Emergency Economic Stabilization Act of 2008, which provides up to $700 billion to the Treasury to, among other things, take equity positions in financial institutions.

Under the TARP Capital Purchase program, the Treasury will purchase senior preferred shares from banks, bank holding companies, and other financial institutions.  The minimum subscription amount available to a participating institution is 1% of risk-weighted assets.  The maximum subscription amount is the lesser of $25 billion or 3% of risk-weighted assets.  For the Company, the minimum amount would be approximately $2,926,830 and the maximum amount would be approximately $8,779,890.  The Company applied for $8,779,890 under the Capital Purchase Program.

The senior preferred shares will qualify as Tier 1 capital for regulatory purposes and will rank senior to common stock and at an equal level in the capital structure with any existing preferred shares other than preferred shares that by their terms rank junior to any other existing preferred shares.  The senior preferred shares purchased by the Treasury will pay a cumulative dividend rate of 5% per annum for the first five years they are outstanding and thereafter at a rate of 9% per annum.  The senior preferred shares will be non-voting, but will have voting rights on matters that could adversely affect the shares.  The shares will be callable at 100% of the issue price plus any accrued and unpaid dividends after three years.  Prior to the end of three years, the senior preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.

If the Company participates in the TARP Capital Purchase Program, the Company must issue to the Treasury warrants to purchase common stock with an aggregate market price equal to 15% of the senior preferred stock purchased by the Treasury.  The exercise price on the warrants will be the market price of the Company’s common stock at the time of Treasury’s approval of the application, calculated on a 20-trading day trailing average.

Also, if the Company participates in the Program, the Treasury’s consent will be required for any increase in common dividends per share or certain equity repurchases until the third anniversary of the date of this investment unless prior to such third anniversary either the preferred stock issued to the Treasury is redeemed in whole or the Treasury has transferred all of the preferred stock to third parties.

It is expected that, if approved, the issuance and sale of the preferred shares and warrants would be consummated within thirty days from the date of such approval.  The Company is continuing to evaluate the TARP Capital Purchase Program and its desire to issue and sell the preferred shares and warrants pursuant to the Program.

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

At September 30, 2008, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase .59% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 6.50%.  Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.

Item 4T.  Controls and Procedures

The Company’s Chief Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report, and have concluded that the Company’s disclosure controls and procedures were adequate and effective in all material respects to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer’s and Principal Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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

CITIZENS FIRST CORPORATION

Date:	November 14, 2008	/s/ Mary D. Cohron
Mary D. Cohron
President and Chief Executive Officer
(Principal Executive Officer)

	November 14, 2008	/s/ Dawn S. Forbes
Dawn S. Forbes
Executive Vice President, Finance and Principal Financial Officer

                                                                    27