Form 10-K
period 2008-12-31
CITIZENS FIRST CORP
filed 2009-03-30
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
Form 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the fiscal year ended December 31, 2008
___           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X_

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer__                                                                                                                                      Accelerated filer__

Non-accelerated filer _ (Do not check if a smaller reporting company)        Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes__ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $13,829,539 as of June 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 25, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 21, 2009 are incorporated by reference into Part III.

CITIZENS FIRST CORPORATION

TABLE OF CONTENTS

PART I
		Page
ITEM 1	BUSINESS	5-25
ITEM 2	PROPERTIES	25-26
ITEM 3	LEGAL PROCEEDINGS	26
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	26

PART II
ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	27-28
ITEM 6	SELECTED FINANCIAL DATA	28
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION	28-46
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	46
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	46-76
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	77
ITEM 9A	CONTROLS AND PROCEDURES	77

PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	78-79
ITEM 11	EXECUTIVE COMPENSATION	79
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	79
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	79
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	79

PART IV
ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	81-82
	SIGNATURES	83-84

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to:

•
the effects of current and future economic and business conditions, including, without limitation, the recent deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, or a reduced demand for credit, which would reduce earning assets;

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

•
changes in the quality or composition of our loan or investment portfolios, including adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

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

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to unexpected changes; and

•	other factors and information contained in this Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

The cautionary statements in this Annual Report on Form 10-K also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend, and undertake no obligation, to update or revise any forward-looking statements contained in this Annual Report on Form 10-K, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

PART I

Item 1.  Business

Citizens First Corporation was incorporated in Kentucky on December 24, 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky.  In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), through its organization and ownership of its subsidiary, Citizens First Bank, Inc (the “Bank”).  The Company, through the Bank, is now involved in the banking business, primarily serving customers in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2008 the Company and the Bank had 118 employees (107 full-time equivalent employees).

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

Lending Activities

General.  We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2008, we had total loans of $271.7 million, representing 76.5% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. At December 31, 2008, our commercial loans had an average size of $91,000 and the largest loan was $3.0 million. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. At December 31, 2008, commercial loans amounted to $79.2 million, or 29.2%, of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. At December 31, 2008, our commercial real estate loans had an average size of $189,000 and the largest loan was $4.2 million. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2008, total commercial real estate loans amounted to $104.0 million, or 38.3% of our loan portfolio.

Residential Real Estate Loans.  We originate residential mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. At December 31, 2008, our residential real estate loans had an average size of $56,000 and the largest loan was $2.8 million. We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. Except for five-year fixed rate residential mortgage loans, we sell to the secondary market all of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2008, total residential real estate loans amounted to $74.0 million, or 27.2% of our loan portfolio.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market. We receive fees in connection with the origination of mortgage loans, with these fees aggregating $278,000 and $341,000 for the years ending December 31, 2008 and 2007, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. At December 31, 2008, our consumer loans had an average size of $7,000, and the largest loan was $175,000. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, 2008, total consumer loans amounted to $14.4 million, or 5.3% of our loan portfolio.

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

We offer a variety of deposit accounts, including checking accounts, regular savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, certificate of deposit accounts and safety deposit boxes.  Although we offer a range of consumer and commercial deposit accounts, we do not actively solicit, though we do accept, certificates of deposit in principal amounts greater than $100,000.

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer. We focus on making our products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment.  We have fourteen ATMs located within our markets.  We also provide debit and credit card services through third parties and also offer night depository, direct deposits, Series E Savings Bond redemptions, cashiers and travelers checks and letters of credit. We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, credit card services and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies, as well as other services such as check collection and purchase and sale of federal funds. Our agreement with a third-party service provider makes available to customers convenient telephonic access to their accounts while reducing the personnel and equipment that is required to provide these services. We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

We provide title insurance services to mortgage loan customers for a fee and, through third party providers, we offer other insurance services and trust services and receive a fee for referrals.  The Company offers non-deposit investment services and products through an agreement with a broker-dealer.  The Company earns advisory fees and commissions from the sale of these services and products.  The objective of offering these products and services is to generate fee income and strengthen relationships with our customers.

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

Our most competitive market is the Bowling Green market area. As of February 28, 2009, there were 18 financial institutions operating a total of 55 offices in Warren County and six financial institutions operating a total of 10 offices in Simpson County.  In addition, there were four institutions operating a total of six offices in Hart County and six financial institutions operating 18 offices in the Barren County market.  We compete with these institutions both in attracting deposits and in making loans. We have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well established, larger financial institutions with substantially greater resources and lending limits than we have. These institutions offer some services, such as extensive and established branch networks and trust services that we do not provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws and regulations are generally intended to protect depositors and not shareholders.

The following summary briefly describes some material provisions of the regulatory framework which apply to us.  It is qualified by reference to the statutory and regulatory provisions discussed, and is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.

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

Support of Subsidiary Institutions.  Holding companies must also act as a source of financial strength for and to commit resources to support their subsidiary banks.  This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it.  In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks.  In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Citizens First Bank

The bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky.  As a result, we are subject to the supervision, examination and reporting requirements of both the Kentucky Department of Financial Institutions (KDFI) and the FDIC.

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

FDIC Insurance. The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC.  The FDIC implemented a new risk-based insurance premium system effective January 1, 2007, under which banks are assessed insurance premiums based on how much risk they present to the DIF.  Banks with higher levels of capital and a lower degree of supervisory risk are assessed lower premium rates than banks with lower levels of capital and/or a higher degree of supervisory risk.  These premium rates are applied to the average balance of deposits in the prior quarter.  The FDIC provided a one time assessment credit to eligible institutions based on the assessment base of the institution as of December 31, 1996, as compared to the combined aggregate assessment base of all eligible institutions as of that date.  This one time assessment credit reduced expense by $91,000 in the year ended December 31, 2007.  The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels.  An increase in the assessment rate could have an adverse effect on the Bank’s earnings, depending on the amount of the increase.  The assessment rate was increased by the FDIC in 2009 and will be effective based on the March 31, 2009 balances.  In addition, the Bank opted-in to the FDIC Temporary Liquidity guarantee program effective October 14, 2008.  The guarantee program provides a temporary unlimited guarantee of funds in noninterest bearing transaction accounts.  The Bank will be assessed an additional fee for noninterest bearing account balances greater than $250,000.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition or has violated applicable laws, regulations or orders.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8.0%.  Total capital consists of two components, Tier 1 capital and Tier 2 capital.  Tier 1 capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 capital must equal at least 4% of risk-weighted assets.  Tier 2 capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves.  The total amount of Tier 2 capital is limited to 100% of Tier 1 capital.  At December 31, 2008, our ratio of total capital to risk-weighted assets was 14.77% and our ratio of Tier 1 capital to risk-weighted assets was 13.52%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines have a dual structure for (i) bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, and (ii) all other bank holding companies, which are typically smaller.  We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%.  At December 31, 2008, our leverage ratio was 11.31%.  The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.  Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

Information concerning our regulatory ratios at December 31, 2008 is included in our “Notes to Consolidated Financial Statements.”

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations.  The controlling bank holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  We believe that we and the Bank would be considered “well capitalized” as of December 31, 2008.

Payment of Dividends

We are a legal entity separate and distinct from the Bank.  The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that the Bank pays us as its sole shareholder.  Statutory and regulatory limitations apply to the bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders.

Kentucky banks may pay dividends only from current or retained net profits.  The Commissioner of the KDFI must approve the declaration of dividends if the total of all dividends declared by a bank for any calendar year exceeds the bank's net profits for such year combined with its retained net profits for the preceding two years, less a fund for the retirement of preferred stock or debt, if any.

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

●
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

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

Sarbanes-Oxley

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) addresses, among other issues, corporate governance, auditing and accounting oversight, executive compensation, and enhanced and timely disclosure of corporate information.  The NASDAQ Stock Market has also adopted corporate governance rules related to Sarbanes-Oxley.  These changes are intended to allow shareholders to more easily and efficiently monitor the performance of companies and their directors.

As directed by Section 302(a) of Sarbanes-Oxley, our chief executive officer and principal financial officer are each required to certify that our quarterly and annual reports do not contain any untrue statement of material fact.  The rules have several requirements, including having these officers certify that:  they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Participation in Capital Purchase Program

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program.

On December 19, 2008, we entered into a Letter Agreement with the United States Department of Treasury, or Treasury Department, as part of the TARP Capital Purchase Program. Pursuant to the Securities Purchase Agreement-Standard Terms, or Securities Purchase Agreement, attached to the Letter Agreement, we issued to the Treasury Department 250 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, or Treasury Preferred Stock, having a liquidation amount per share of $35,116, and a warrant, or Warrant, to purchase up to 254,218 shares, or Warrant Shares, of our common stock, at an initial per share exercise price of $5.18, for an aggregate purchase price of $8,779,000.  The Treasury Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  Pursuant to the terms of the recently enacted

American Recovery and Reinvestment Act of 2009, or ARRA, we may, upon prior consultation with the Federal Reserve, redeem the Treasury Preferred Stock at any time. Upon full redemption of the Treasury Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with the ARRA and any rules and regulations thereunder.  The Treasury Preferred Stock is generally non-voting.

The Warrant entitles the holder to purchase 254,218 shares of common stock at an initial per share exercise price of $5.18, subject to adjustment, for a term of ten years.  The Warrant also provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of our common stock, and upon certain issuances of our common stock at or below a specified price relative to the initial exercise price. If we complete one or more qualified equity offerings on or prior to December 31, 2009 that result in us receiving aggregate gross proceeds equal to at least $8,779,000, then the number of Warrant Shares will be reduced by 50% of the original number of Warrant Shares. Pursuant to the Securities Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

As a result of our participation in the Capital Purchase Program, we agreed to various requirements and restrictions imposed on all participants in the Capital Purchase Program. Among the terms of participation was a provision that the Treasury Department could change the terms of participation at any time.

The current terms of participation in the Capital Purchase Program include the following:

•
We were required to file with the SEC a registration statement under the Securities Act of 1933 registering for resale the Warrant and any shares of common stock issuable from time to time upon exercise of the Warrant.

•
As long as the Treasury Preferred Stock remains outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Treasury Preferred Stock are fully paid, we will not be permitted to declare or pay dividends on any common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Treasury Preferred Stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Treasury Preferred Stock), nor will we be permitted to repurchase or redeem any common stock or preferred shares other than the Treasury Preferred Stock.

•
Unless the Treasury Preferred Stock has been transferred to unaffiliated third parties or redeemed in whole, until December 19, 2011, the Treasury Department’s approval is required for any increase in common stock dividends or any share repurchases other than repurchases of the Treasury Preferred Stock, repurchases of junior preferred shares or common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement.

•
As a recipient of government funding under the Capital Purchase Program, we must also comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant, or the Covered Period.  The ARRA directs the Treasury Department to adopt implementing rules for these standards and also grants to the Treasury Department the authority to establish additional standards. The standards imposed by the ARRA include, without limitation, the following:

•	ensuring that incentive compensation for Senior Executive Officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•
any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer  based on statements of earnings, revenues, gains or other criteria that are later proven to be materially inaccurate must be subject to recovery or “clawback” by us;

•
we are prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to our President, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of total annual compensation;

•
severance payments to the Senior Executive Officers and our five next most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

•	compensation plans that encourage manipulation of reported earnings are prohibited;

•
the Treasury Department may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of our 20 next most highly-compensated employees that the Treasury Department finds to be inconsistent with the purposes of the Capital Purchase Program or otherwise contrary to the public interest;

•	our Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;

•	our proxy statements for annual shareholder meetings must permit a non-binding “say on pay” shareholder vote on the compensation of executives;

•	compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and

•	we must comply with the executive compensation reporting and recordkeeping requirements established by the Treasury Department.

The Treasury Department has certain supervisory and oversight duties and responsibilities under the EESA, the Capital Purchase Program and the ARRA. Also, the Special Inspector General for the Troubled Asset Relief Program has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury Department under the Capital Purchase Program, including the Treasury Preferred Stock purchased from us.

Item 1A. Risk Factors

There are factors, many beyond our control, which may significantly change the results or expectations of our Company.  Some of these factors are described below.

Current Market Developments May Adversely Affect our Industry, Business, Results of Operations and Access to Capital.

At the time of filing this report, business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. The current slowing economy is evidenced by the continued negative outlook and sentiment, market disruptions, slowing growth rates, declines in housing prices and increases in the consumer price index.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to securities issued by government-sponsored entities, credit default swaps and other derivative securities, in turn have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have ceased to provide funding to even the most credit-worthy borrowers or to other financial institutions. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our financial condition and results of operations and our access to capital. In particular, we face the following risks in connection with these events:

•
Further declines in the housing market and the increased volatility of the stock market may adversely affect consumer confidence and may cause adverse changes in loan payment patterns, causing increases in delinquencies and default rates.

•
The processes we use to estimate probable losses and impairment of assets, including investment securities, may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

•	A decline in consumer confidence could also result in withdrawal of deposit funds by consumers, negatively impacting our liquidity.

•	We may be required to pay higher FDIC premiums because of the increased deposit coverage and the closure of other financial institutions could deplete the insurance fund of the FDIC.

As each of the above conditions continues to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Since our business is primarily concentrated in the southcentral Kentucky area, a downturn in the local economy may adversely affect our business.

Our lending and deposit gathering activities have been historically concentrated primarily in the southcentral Kentucky area and our success depends on the general economic condition of the area. Although we believe the economy in our local communities has been favorable, we do not know whether these conditions will continue.  Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank’s products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectibility of our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 65.7% of our loan portfolio as of December 31, 2008 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our operations depend upon our continued ability to access Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our market, we utilize a sizable amount of advances from the Federal Home Loan Bank of Cincinnati to help fund our asset base. Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  At December 31, 2008, we had $27.5 million in Federal Home Loan Bank advances.

Federal Home Loan Bank advances are only available to borrowers that meet certain conditions. If the Bank were to cease meeting these conditions, our access to Federal Home Loan Bank advances could be significantly reduced or eliminated.

We rely on these sources of funds because we believe that generating funds through Federal Home Loan Bank advances in many instances decreases our cost of funds, relative to the cost of generating and retaining retail deposits through our branch network. If our access to Federal Home Loan Bank advances were reduced or eliminated for whatever reason, the resulting decrease in our net interest income or limitation on our ability to fund additional loans would adversely affect our business, financial condition and results of operations.

Certain Federal Home Loan Banks have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, as well as require additional capital contributions by its member banks. Should this occur, our short term liquidity needs could be negatively impacted. Should we be restricted from using Federal Home Loan Bank advances due to weakness in the system or with the Federal Home Loan Bank, we may be forced to find alternative funding sources. These alternative funding sources may include seeking lines of credit with third party banks or the Federal Reserve Bank, borrowing under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling certain investment securities categorized as available-for-sale in order to maintain adequate levels of liquidity.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of KBC (see Note 5 “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment.  The Company evaluates goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount.  The Company determined that goodwill was impaired during 2008 and a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in further impairment of goodwill or other intangible assets.  If the Company were to conclude that a future write-down of our goodwill or intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.

Under U.S. generally accepted accounting principles, the Company is required to review the Company’s investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, the Company’s ability and intent to hold investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the reduction in the value recognized as a charge to the Company’s earnings. Recent market volatility has made it extremely difficult to value certain of the Company’s securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require the Company to recognize further impairments in the value of the Company’s securities portfolio, which may have an adverse effect on the Company results of operations in future periods.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face substantial competition in all phases of our operations from a variety of different competitors. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. To date, we have grown our business by focusing on our geographic market and emphasizing the high level of service and responsiveness desired by our customers. We compete for loans, deposits and other financial services with other commercial banks, thrifts, credit unions, consumer finance companies, insurance companies and brokerage firms. Many of our competitors offer products and services which we do not offer, and many have substantially greater resources, name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, and smaller and newer competitors may also be more aggressive in terms of pricing loan and deposit products than us in order to obtain a larger share of the market. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, federally insured state-chartered banks and national banks and federal savings banks. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

We also experience competition from a variety of institutions outside of our market area. Some of these institutions conduct business primarily over the Internet and may thus be able to realize certain cost savings and offer products and services at more favorable rates and with greater convenience to the customer.

Our business may be adversely affected by the highly regulated environment in which we operate, including the various capital adequacy guidelines we are required to meet.

We are subject to extensive federal and state legislation, regulation, examination and supervision. Recently enacted, proposed and future legislation and regulations have had, will continue to have, or may have a material adverse effect on our business and operations. Our success depends on our continued ability to maintain compliance with these regulations. Some of these regulations may increase our costs and thus place other financial institutions in stronger, more favorable competitive positions. We cannot predict what restrictions may be imposed upon us with future legislation.

We and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Kentucky Department of Financial Institutions. If we or the Bank fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations could be materially and adversely affected.

If we are unable to redeem the Treasury Preferred Stock after five years, the cost of this capital to us will increase substantially.

If we do not redeem the Treasury Preferred Stock prior to December 19, 2013, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Treasury Preferred Stock could have a material negative effect on our liquidity.

We may be adversely affected by increases in FDIC insurance or special assessments.

Our earnings, liquidity, and capital may be affected by FDIC assessments.  In February 2009, the FDIC adopted an interim rule increasing insurance assessments and also imposed a special 20 basis point one-time emergency special assessment.  The proposed 20 basis point assessment would be based on deposits as of June 30, 2009 and would be payable at September 30, 2009.  We estimate that the cost of the one-time assessment will approximate $550,000 for us.  However, considerable discussion and comments have been made concerning the amount of this one-time assessment and the FDIC is considering other options of funding possible deficits in the insurance fund.  As such, the final amount of the assessment may be different.  Should the condition of the banking industry continue to decline, it is possible that the FDIC could increase rates further or assess additional emergency assessments and that those increases or assessments could materially affect our reported earnings, liquidity or capital.

There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operations, liquidity or stock price.

In 2008 and continuing into 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

The EESA authorized the Treasury Department to, among other things, purchase up to $700 million of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies. The purpose of EESA is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the Capital Purchase Program, the Treasury Department is purchasing equity securities from participating institutions. For more information regarding our participation in the Capital Purchase Program, see the discussion under the caption “Participation in Capital Purchase Program” in “Item 1—Business” of this report. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The EESA and the ARRA followed, and have been followed by, numerous actions by the Federal Reserve, the United States Congress, the Treasury Department, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage market meltdown that began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the United States banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

We may be adversely affected by interest rate changes.

Our earnings are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, and (iii) the average duration of our loan and mortgage-backed securities portfolios. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

We generally seek to maintain a neutral position in terms of the volume of assets and liabilities that mature or re-price during any period. As such, we have adopted asset and liability management strategies to attempt to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments and funding sources, so that it may reasonably maintain its net interest income and net interest margin. However, interest rate fluctuations, the level and shape of the interest rate yield curve, loan prepayments, loan production and deposit flows are constantly changing and influence the ability to maintain a neutral position.  Accordingly, we may not be successful in maintaining a neutral position and, as a result, our net interest margin may be adversely impacted.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital.  In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Our exposure to operational risks may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. If any of these risks occur, it could result in material adverse consequences for us.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology will increase efficiency and will enable financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

As a service to our clients, we currently offer an Internet PC banking product. Use of this service involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients' transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.

Our accounting policies and methods impact how we report our financial condition and results of operations.  Application of these policies and methods may require management to make estimates about matters that are uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with U.S. generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. For a description of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements. These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.

Changes in accounting standards could materially impact our consolidated financial statements.

The accounting standard setters, including the Financial Accounting Standards Board, SEC and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

Our internal controls may be ineffective.

We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. As a result, we may incur increased costs to maintain and improve our controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

We rely on dividends from the Bank for substantially all of our revenue.

Citizens First Corporation receives substantially all of its revenue as dividends from the Bank.  Federal and state regulations limit the amount of dividends that the Bank may pay to Citizens First.  In the event the Bank becomes unable to pay dividends to Citizens First, Citizens First may not be able to service its debt, pay its other obligations or pay dividends on our preferred stock or our common stock.  Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations.

A small number of customers account for a large percentage of our total deposits.

At December 31, 2008, eight customers accounted for approximately $27.5 million, or 10.1%, of total deposits. If one or more of these customers move their deposits, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets.

We rely on certificates of deposit in excess of $100,000 for a significant portion of our deposit funding.

At December 31, 2008, $76.3 million, or 27.9% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  Although our external auditors are not required to attest on our internal controls over financial reporting until 2009, we expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

The decline in fair value of our stock could adversely affect our ability to raise capital, dilute current shareholders’ ownership or make it more expensive to raise capital.

The decline in the market prices of financial stocks in general, and our stock in particular, could make it more expensive for us to raise capital in the public or private markets. In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued securities. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance of common stock at current trading prices would significantly dilute the ownership of our current shareholders because we would have to issue more shares than if we had raised the same amount of capital when our share price was higher. A decline in our performance could adversely impact our stock price and the level of interest in an equity offering making it more difficult or expensive to attract investors’ interest. In the case of a debt offering, it could also result in a higher cost of funds, which could negatively impact our future earnings.

Because of our participation in the Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executive officers.

Pursuant to the terms of the Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare or pay dividends on our common stock or pari passu preferred shares if we are in arrears on the payment of dividends on the Treasury Preferred Stock. Further, we are not permitted to increase dividends on our common stock above the amount of our last cash dividend of $0.05 per share without the Treasury Department’s approval until December 19, 2011, unless all of the Treasury Preferred Stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties. In addition, our ability to repurchase shares of our common stock is restricted. The consent of the Treasury Department generally is required for us to make any stock repurchase (other than purchases of Treasury Preferred Stock or purchases of junior preferred shares or common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 19, 2011, unless all of the Treasury Preferred Stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties. Further, our common stock or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Treasury Preferred Stock dividends.

As a recipient of government funding under the Capital Purchase Program, we must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury Department holds only the Warrant. These standards include (but are not limited to) (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibitions on making golden parachute payments to Senior Executive Officers, except for payments for services performed or benefits accrued; (iv) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to our President, except for grants of restricted stock that do not fully vest while we participate in the Capital Purchase Program and do not have a value which exceeds one-third of an employee’s total annual compensation; (v) prohibitions on compensation plans that encourage manipulation of reported earnings; (vi) retroactive review of bonuses, retention awards or other compensation that the Treasury Department finds to be inconsistent with the purposes of the Capital Purchase Program or otherwise contrary to the public interest; (vii) required establishment of a company-wide policy regarding “excessive or luxury expenditures”; (viii) inclusion in our proxy statements for annual shareholder meetings of a non-binding “say on pay” shareholder vote on the compensation of executives; and (ix) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year. These standards are more stringent than those currently in effect under the Capital Purchase Program and the Securities Purchase Agreement or those previously proposed by the Treasury Department.

The Treasury Preferred Stock impacts net income available to holders of our common stock and earnings per share of our common stock, and the Warrant we issued to the Treasury Department may be dilutive to holders of our common stock.

While the additional capital we raised through our participation in the Treasury Department’s Capital Purchase Program provides further funding to our business, it has increased our equity as well as our preferred dividend requirements.  Warrants issued could potentially dilute earnings for shares of common stock currently outstanding.   The dividends declared and the accretion of discount on the Treasury Preferred Stock will reduce the net income available to holders of our common stock and our earnings per share.  The Treasury Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department in conjunction with the sale to the Treasury Department of the Treasury Preferred Stock is exercised.  The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2008.  Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties

We currently operate from a eleven office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned

Main Office	1065 Ashley Street Bowling Green, Kentucky	Owned
Branch	1805 Campbell Lane Bowling Green, Kentucky	Leased(1)
Branch	987 Lehman Avenue Bowling Green, Kentucky	Owned
Branch	1200 S. Main Street Franklin, Kentucky	Owned
Branch	2451 Fitzgerald-Industrial Drive Bowling Green, Kentucky	Owned
Branch	705 N. Main Street Franklin, Kentucky	Owned
Branch	204 East Main Street Horse Cave, Kentucky	Owned
Branch	760 West Cherry Glasgow, Kentucky	Owned
Branch	607 S L Rogers Well Blvd Glasgow, KY	Leased
Branch	656 North Main Street Munfordville, Kentucky	Leased
Branch	113 West Public Square Glasgow, Kentucky	Leased
__________

(1)	We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.

We also own properties located at 2900 Louisville Road, Bowling Green and on Gator Drive in Bowling Green which may be used for future branch expansion.

Item 3.  Legal Proceedings

In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of
Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.”  Trading volume in the Company’s common stock is light.  As of March 24, 2009, there were approximately 820 owners of record of our common stock.

The following table shows the reported high and low sales price for the periods:

2008	High	Low
Fourth Quarter	$6.50	$3.55
Third Quarter	8.15	5.96
Second Quarter	10.00	7.80
First Quarter	10.40	8.25
2007	High	Low
Fourth Quarter	$12.50	$9.35
Third Quarter	13.84	12.00
Second Quarter	14.25	12.40
First Quarter	16.25	14.15

We paid a cash dividend of $0.05 per share on our common stock in June and December of 2008.  Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  Quarterly dividends are payable on our Treasury Preferred Stock, prior and in preference to the payment of dividends on our common stock , and pari passu with the payment of dividends on our cumulative perpetual preferred stock, at an annual fixed rate of 5.0% through December 18, 2013 and at the rate of 9% thereafter.

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

The Company’s 401(K) plan offers employees the opportunity to invest contributions in a fund consisting primarily of the Company’s common stock.  As of December 31, 2008, the common stock fund held 10,500 shares of Company common stock.  Interests in the plan and investment in the Plan’s common stock fund were offered in reliance on the exemption from registration provided by Section 3(a)(11) of the Securities Act of 1933 and Rule 146 thereunder.

The following table sets forth certain information as of December 31, 2008, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

	Equity Compensation Plan Information

			Number of Securities
			Remaining Available for
	Number of Securities	Weighted-average	Future Issuance under
	To be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Exercise Price of Outstanding Options, Warrants and Rights	equity compensation plans (excluding securities reflected in Column a)
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	139,133	$15.16	35,613
Equity compensation plans not approved by security holders	0	-	0

Total	139,133	$ 15.16	35,613

Item 6.  Selected Financial Data.  Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements.  We encourage you to read this discussion and analysis in conjunction with Item 8 “Financial Statements” as well as other information included in this Form 10-K.

Overview

The impact of deteriorating economic conditions during 2008 significantly impacted the banking industry in terms of lower levels of earnings and stock prices, and declining credit quality.  During 2008, we experienced increases in net charge-offs and loan loss provisions that impacted our operations during 2008 in the areas of net interest income, provision for loan losses and non-interest expense.

During 2007, our focus on integrating the customers and operations of KBC required significantly more time and cost than we originally projected.  The increased expense, including higher than expected personnel, occupancy, advertising, and data processing costs, adversely impacted the Company’s net income for 2007.  In 2007, we also made a concerted effort to control overall balance sheet growth rates with a view toward building a strong infrastructure for future balance sheet growth.

Net loss for 2008 was $5.6 million, or $3.14 per common share, compared to net income of $1.3 million, or $0.39 per common share, for 2007. Return on average equity decreased to (14.82%) for the year ending December 31, 2008, compared to 3.49% for the prior year.  Return on average assets was (1.56%) as of December 31, 2008, compared to .38% at December 31, 2007.  During 2008 and 2007, the Company declared dividends on its preferred stock of $534,000 and $520,000, respectively, leaving net
(loss) available to common shareholders of $(6.2 million) in 2008 and net income available to common shareholders of  $776,000 in 2007.

The 2008 results include goodwill impairment of $8.7 million (related to the November 2006 acquisition of KBC and the 2003 acquisition of Commonwealth Mortgage Company) and loan loss provision of $1.9 million.  This impairment loss reflects the results of the Company’s impairment testing due to continued market deterioration in the fourth quarter.  While this charge flows through the Company’s income statement, it is a non-cash item that does not impact Citizens First’s liquidity or adversely affect regulatory or tangible capital ratios.

The provision for loan losses increased $1.2 million for the year ending December 31, 2008, to $1.9 million as compared to $700,000 for the year ended December 31, 2007.  While non-performing loans decreased to $2.6 million from the prior year $3.4 million, the current economic environment and increased delinquencies caused the need for the increased provision.  From December 31, 2007 to December 31, 2008 non-performing loans decreased from 1.34% of total loans to 0.94% of total loans, and delinquent loans increased from 1.72% to 2.08%.  However, during this period, gross charge-offs almost doubled from December 31, 2007 to December 31, 2008, while recoveries were nearly halved.   The increase in net charge-offs during 2008 is primarily attributed to increased foreclosures on personal residences combined with the closure of one commercial loan customer.

The Company’s net interest margin decreased 49 basis points in 2008 from 4.01% in 2007 to 3.52% in 2008.  This decrease of 49 basis points resulted primarily from the seven prime rate cuts in 2008 that totaled 400 basis points.

 Non-interest income increased in 2008 by $333,000.  $149,000 of this increase was due to the additional revenue earned on Company-owned life insurance.  Including the loss on impairment of goodwill of $8.7 million, non-interest expense increased $8.1 million in 2008 as compared to 2007.

On December 19, 2008, we entered into a Letter Agreement with the Treasury Department, as part of the Treasury Department’s Capital Purchase Program established under EESA. Pursuant to the Securities Purchase Agreement-Standard Terms attached to the Letter Agreement, we issued to the Treasury Department 250 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, or Treasury Preferred Stock, having a liquidation amount per share of $35,116 and a warrant to purchase up to 254,218 shares of our common stock, at an initial per share exercise price of $5.18.

The Treasury Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter. Pursuant to the terms of the recently enacted American Recovery and Reinvestment Act of 2009 we may, upon prior consultation with the Federal Reserve, redeem the Treasury Preferred Stock at any time. Upon full redemption of the Treasury Preferred Stock, the Treasury Department will also liquidate the associated Warrant in accordance with the ARRA and any rules and regulations thereunder.  The Treasury Preferred Stock is generally non-voting.

The funds received from the Capital Purchase Program increased the Company’s capital ratios, providing additional capital to serve the lending needs of the customers and communities we serve.

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

For the year ended December 31, 2008, net interest income was $10.9 million, a decrease of $1.0 million, or 8.3%, over net interest income of $11.9 million in 2007. The net interest margin in 2008 was 3.52%, compared to 4.01% in 2007. This decrease of 49 basis points resulted primarily from the seven prime rate cuts in 2008 that totaled 400 basis points. With many loans tied to prime, loans repriced faster than the interest-bearing liabilities. The prime rate decreased from 7.25% at December 31, 2007, to 3.25% at December 31, 2008, which unfavorably decreased interest income on earning assets.

Net Interest Analysis Summary

	2008	2007
Average yield on interest earning assets	6.50%	7.57%
Average rate on interest bearing liabilities	3.27%	3.96%
Net interest spread	3.23%	3.61%
Net interest margin	3.52%	4.01%

The following table sets forth for the years ended December 31, 2008 and 2007 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis
Year Ended December 31,		2008			2007
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold and other	$ 3,913	$ 93	2.37%	$ 13,029	$ 686	5.27%
Available-for-sale securities:
Taxable	22,602	1,164	5.15%	26,699	1,304	4.89%
Nontaxable(1)	18,989	1,116	5.88%	12,711	736	5.79%
FHLB stock	1,984	104	5.25%	1,946	128	6.60%
Loans, net (2)	274,012	18,434	6.73%	249,279	20,139	8.08%
Total interest-earning assets	321,500	20,911	6.50%	303,664	22,993	7.57%
Non-interest earning assets	40,436			36,528
Total assets	$361,936			$340,192

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 51,174	$ 317	0.62%	$ 63,410	$ 899	1.42%
Savings accounts	21,095	266	1.26%	22,944	548	2.39%
Time deposits	190,299	7,789	4.09%	171,731	8,548	4.98%
Total interest-bearing deposits	262,568	8,372	3.19%	258,085	9,995	3.87%
Federal funds purchased	344	9	2.64%	59	3	5.08%
Securities sold under repurchase agreements	6,661	180	2.71%	3,028	73	2.41%
FHLB borrowings	19,173	768	4.01%	7,990	387	4.84%
Notes payable	-	-	-	96	8	8.33%
Subordinated debentures	5,000	263	5.26%	5,000	354	7.08%
Total interest-bearing liabilities	293,746	9,592	3.27%	274,258	10,820	3.96%
Non-interest bearing liabilities:
Non-interest bearing deposits	27,532			26,491
Other liabilities	2,582			2,359
Total liabilities	323,860			303,108
Shareholders’ equity	38,076			37,084
Total liabilities and shareholders’ equity	$361,936			$340,192
Net interest income		$ 11,319			$ 12,173
Net interest spread (1)			3.23%			3.61%
Net interest margin (1) (3)			3.52%			4.01%
Return on average assets ratio			(1.56%)			.38%
Return on average equity ratio			(14.82%)			3.49%
Equity to assets ratio			10.52%			10.90%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%.
(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.
(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table sets forth the effect which the varying levels of interest earning assets and interest bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented.

	Twelve Months Ended
	December 31,
	2008 vs. 2007
	Increase/(Decrease) Due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$ (113)	$ (480)	$ (593)
Available-for-sale-securities:
Taxable	60	(200)	(140)
Nontaxable (1)	16	364	380
FHLB stock	(27)	3	(24)
Loans, net	(3,703)	1,998	(1,705)
Total net change in income on interest-earning assets	(3,767)	1,685	(2,082)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(409)	(173)	(582)
Savings accounts	(238)	(44)	(282)
Time deposits	(1,682)	923	(759)
Securities sold under repurchase agreements	19	88	107
Federal funds purchased	(8)	14	6
FHLB borrowings	(161)	542	381
Notes payable	-	(8)	(8)
Subordinated debentures	(91)	-	(91)
Total net change in expense on interest-bearing liabilities	(2,570)	1,342	1,228

Net change in net interest income	$ (1,197)	$ 343	$(854)

Percentage change	(140.0%)	40.0%	(100.0)%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2008 was $1.9 million or .70% of average loans, compared to a provision of $710,000 or 0.28% of average loans during 2007.  With the increase in net charge-offs and past-due loans coupled with the slowing economy, a larger provision for 2008 was recorded.

Non-interest Income

Non-interest income totaled $2.8 million in 2008, compared to $2.5 million in 2007, an increase of $300,000 or 12.0%.  The primary increases in non-interest income was an additional $111,000 in service charges on deposits, and income on Bank-owned life-insurance, which was purchased in the second quarter of 2007 and increased $149,000, or 98.0%.  Other service charges and fees increased $22,000 and other non-interest income increased $58,000 in 2008 from 2007 due to increased ATM fees, increased credit life insurance commissions, and gain on the sale of a Glasgow facility.  The following table shows the detailed components of non-interest income:

			Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Service charges on deposit accounts	$1,594	$1,483	111
Other service charges and fees	247	225	22
Gain on the sale of mortgage loans held for sale	278	341	(63)
BOLI income	301	152	149
Title premium fees	54	61	(7)
Private banking income	46	20	26
Gain (loss) on the sale of available-for-sale securities	-	(18)	18
Lease income	229	210	19
Other	90	32	58
	$2,839	$2,506	$333

Non-interest Expense

Non-interest expense increased 67.5%, or $8.1 million, from $12.0 million in 2007 to $20.1 million in 2008. The largest expense incurred in 2008 was a goodwill impairment charge of $8.7 million.  Annual analysis of goodwill indicated an impairment charge was necessary due to continued market deterioration.  Salaries and employee benefits decreased $748,000 through the streamlining of our staff in early 2008 with the number of full-time employees decreasing from 119 at December 31, 2007 to 107 at December 31, 2008.  Net occupancy expense increased $221,000 due to the addition of one new branch in Glasgow in 2008 and one that opened in January 2009.  Other expense decreased $274,000 as we focused on non-interest expense reduction and efficiency.  Other real estate owned expense increased in 2008 due to the extended length of time it has taken to resale these properties and the write-downs required as a result of the time held.  FDIC insurance expense increased in 2008 due to the expiration of the one-time credit which was applied in 2007 and increased premiums in 2008.  FDIC insurance premium rates have been increased for 2009 and additional assessments could be applied by the FDIC.

The increases and decreases in expense in 2008 by major categories are as follows:

			Increase
	2008	2007	(Decrease)
	(Dollars in thousands)
Salaries and employee benefits	$5,243	$5,991	$(748)
Net occupancy expense	1,263	1,042	221
Equipment expense	791	821	(30)
Advertising	523	543	(20)
Professional fees	408	431	(23)
Data processing services	734	749	(15)
FDIC and other insurance	354	163	191
Franchise shares and deposit tax	462	432	30
Postage and office supplies	200	272	(72)
Other real estate owned expenses	202	24	178
Core deposit amortization	290	344	(54)
Other	890	1,164	(274)
Subtotals before goodwill impairment charge	$11,360	$11,976	$(616)
Goodwill impairment charge	8,698	-	8,698
Total	$20,058	$11,976	$8,082

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2008 and 2007.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  The effective tax rate for 2008 was (31.3%), compared to 25.6% for 2007.  This decrease in the tax rate in 2008 is related primarily to the loss generated from the goodwill impairment.  Other factors which present a favorable tax rate are income from tax-free loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance, which is not taxable.

Balance Sheet Review

Our assets at year end 2008 totaled $355.1 million, compared with $346.4 million at December 31, 2007, an increase of $8.7 million or 2.5%.  Average interest earning assets increased $17.8 million from 2007 to 2008, from $303.7 million to $321.5 million.

Loans

Total loans averaged $274.0 million in 2008, compared to $249.3 million in 2007.  At year-end 2008, loans totaled $271.7 million, compared to $254.8 million at year-end 2007, an increase of $16.9 million or 6.6%.  We experienced a small amount of loan growth in our market area throughout 2008, with strength in middle market commercial real estate loans which range between $500,000 and $2.0 million.  The following table presents a summary of the loan portfolio by category:

	December 31, 2008		December 31, 2007
	(Dollars in thousands)
		% of Total Loans		% of Total Loans
Commercial and agricultural	$79,248	29.16%	$84,763	33.27%
Commercial real estate	104,043	38.29%	93,484	36.69%
Residential real estate	74,027	27.24%	61,124	23.99%
Consumer	14,427	5.31%	15,394	6.05%
	$271,745	100.00%	$254,765	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The primary source of repayment cannot be traced to any specific industry group.  The percentage distribution of our loans by industry as of December 31, 2008 and 2007 is shown in the following table:

	2008	2007

Agriculture, forestry, and fishing	11.88%	11.74%
Mining	0.00%	0.02%
Construction	6.07%	5.83%
Manufacturing	5.94%	7.64%
Transportation, communication, electric, gas, and sanitary services	3.10%	3.87%
Wholesale trade	1.38%	1.07%
Retail trade	11.10%	13.58%
Finance, insurance, and real estate	12.15%	15.64%
Services	14.67%	9.27%
Public administration	1.16%	1.30%
Total commercial and commercial real estate	67.45%	69.96%
Residential real estate loans	27.24%	23.99%
Other consumer loans	5.31%	6.05%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2008, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.7 million to $5.0 million.  The aggregate amount of these credit relationships was $53.5 million.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2008.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities	Within One	After One But Through	After Five	Total
As of December 31, 2008	Year	Within Five Years	Years
(Dollars in thousands)		Years

Commercial and agricultural	$ 35,090	$ 31,895	$ 12,263	$ 79,248
Commercial real estate	27,438	33,648	42,957	104,043
Residential real estate	4,449	16,724	52,854	74,027
Consumer	4,359	9,565	503	14,427
Total	$ 71,336	$ 91,832	$ 108,577	$ 271,745

The table below presents loans outstanding as of December 31, 2008 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2008
(Dollars in thousands)

Fixed Rate	$ 93,348
Variable Rate	107,061
Total maturities greater than one year	$ 200,409

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 49.9% of our earning assets as of December 31, 2008, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity.  In 2008 the prime rate decreased seven times for a total of 400 basis points causing the yield on our assets to decline faster than the rates paid on supporting liabilities. This caused a decline in the net interest margin, as the difference between what we earn on our assets and what we pay on our liabilities became smaller.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Asset Quality and the Allowance for Loan Losses

We consider asset quality to be of primary importance, and employ two full-time internal credit review people to monitor adherence to the lending policy.  We use a year round internal credit review to assess a minimum of 30% of our loan portfolio. The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank's loan portfolio.  Commercial loan relationships in excess of $500,000 are reviewed on a 12-18 month cycle, with a statistical sample of consumer and residential real estate portfolios performed annually.  Management is required to address any criticisms raised during the loan review and to take appropriate actions where warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2008, the allowance was $3.8 million, compared to $3.2 million at the end of 2007.  The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2008 was 1.40%, compared to 1.25% at December 31, 2007.

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

The following table sets forth selected asset quality ratios for the periods indicated.

	December 31, 2008	December 31, 2007
	(Dollars in thousands)

Non-performing loans	$2,550	$3,349
Non-performing assets	3,733	4,461
Allowance for loan losses	3,816	3,194
Non-performing assets to total loans	1.37%	1.75%
Non-performing assets to total assets	1.03%	1.29%
Net charge-offs to average total loans	.48%	.27%
Allowance for loan losses to non-performing loans	149.65%	95.37%
Allowance for loan losses to total loans	1.40%	1.25%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loan total at year-end 2008 consisted of 10 non-accrual loans totaling $1.1 million, and 26 loans over 90 days past due totaling $1.5 million.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also includes other real estate owned of one commercial property of $574,000 and four residential real estate properties totaling $608,000.

Of the $3.4 million in non-performing loans at December 31, 2007, $1.8 million represented nine (9) construction loans to two (2) related entities.  These loans were fully collateralized by first mortgages on residential real estate.  In October, 2007, the borrowers filed for Chapter 11 bankruptcy protection.  The Bankruptcy Court approved a public auction of thirty (30) properties owned by the borrowers and their related interests.   Each of the properties pledged to the Bank were sold, and all sales were finalized in March, 2008. Proceeds from the auction permitted the collection of all principal, all accrued interest up to the date the loans were placed in nonaccrual status and some collection expenses

Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. We charge off consumer loans after 120 days of delinquency unless they are adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. We categorize loans as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

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

Generally, we do not include loans that are current as to principal and interest in our non-performing assets categories.   However, we will still classify a current loan as a potential problem loan if we develop doubts about the borrower’s future performance under the terms of the loan contract.   We consider the level of potential problem loans in our determination of the allowance for loan losses.   At December 31, 2008 and 2007, we reported classified loans totaling $6.3 million and $6.3 million, respectively, as potential problem loans and made allocations in the allowance for loan losses.   Total potential problem loans as a percentage of total loans at December 31, 2008 and 2007 were 2.3% and 2.5%, respectively.

The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2008 and 2007.

	December 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$3,194	$3,128
Allowance from acquisition	-	-
Provision for loan losses	1,927	710
Amounts charged off:
Commercial	542	165
Commercial real estate	16	193
Residential real estate	592	182
Consumer	197	186
Total loans charged off	1,347	726
Recoveries of amounts previously charged off:
Commercial	12	40
Commercial real estate	-	16
Residential real estate	13	-
Consumer	17	26
Total recoveries	42	82
Net charge-offs	1,304	644
Balance at end of year	$ 3,816	$ 3,194

Total loans, net of unearned income:
Average	$274,012	$249,279
At December 31	$271,745	$254,765
As a percentage of average loans:
Net charge-offs	.48%	.27%
Provision for loan losses	.70%	.28%

In 2008, recoveries combined with a much higher level of charge-offs resulted in net charge-offs of $1.3 million for the year.  Contributing to the higher level of net charge-offs experienced in 2008 were $417,000 in commercial charge-offs taken during the third quarter as the result of the closure of one commercial loan customer, as well as significant increases in charge-offs in the residential real estate portfolio.  As a result of the increased level of charge-offs in the residential real estate portfolio, the minimum allocation rate applied to the unclassified portfolio in the allowance for loan losses was increased during 2008.  In addition, specific credits in the commercial and commercial real estate portfolios were assigned increased allocation rates as of December 31, 2008.  These factors, coupled with increases in bankruptcies and foreclosures and the overall state of the national economy, resulted in the increase in the allowance for loan losses provision during 2008.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	December 31, 2008		December 31, 2007
		% of Loans		% of Loans
		in Each		in Each
		Category		Category
		to Total		to Total
	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Residential real estate loans	$ 823	27.24%	$ 563	23.99%
Consumer and other loans	340	5.31%	260	6.05%
Commercial and agricultural	1,641	29.16%	1,009	33.27%
Commercial real estate	830	38.29%	1,234	36.69%
Unallocated	182	0.00%	128	0.00%
Total allowance for loan losses	$ 3,816	100.00%	$ 3,194	100.00%

We believe that the allowance for loan losses at December 31, 2008 provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  During 2008, the allowance for loan losses allocated to the commercial real estate portfolio decreased from $1.2 million to $830,000.  During this period, specific allocations for commercial real estate loans declined from $461,000 to $211,000 while the allocation for past due commercial real estate loans also declined from $35,000 to $3,000.  Trends in the Bank’s commercial real estate portfolio indicate historically low past due and charge-off levels; thus, the minimum rate applied to the remaining commercial real estate unclassified portfolio was lowered from 0.80% to 0.60% during 2008.

Securities and Federal Funds Sold
Securities are all classified as available for sale, and averaged $41.6 million in 2008, an increase of $2.2 million, or 5.58%, over the average of $39.4 million in 2007.  The table below presents the carrying value of securities for each of the past two years.

	December 31, 2008	December 31, 2007
	(Dollars in thousands)

U.S. Treasury and U.S. Government agencies	$ 4,504	$ 6,490
Mortgage-backed securities	15,582	17,135
Municipal securities	19,042	16,833
Other securities	800	1,858
Total available-for-sale securities	$ 39,928	$ 42,316

The table below presents the maturities and yield characteristics of securities as of December 31, 2008.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Over	Over
		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Fair
	or Less	Five Years	Ten Years	Years	Maturities	Value
	(Dollars in thousands)
U.S. Government agencies	$ 500	$ 2,970	$1,000	$ 1,000	$ 4,470	$4,504
Mortgage-backed securities(1)	-	4,912	9,556	773	15,241	15,582
Municipal securities	-	1,266	7,584	10,512	19,362	19,042
Other Securities	-	-	-	1,860	1,860	800
Total available-for-sale securities	$ 500	$ 9,148	$18,140	$ 13,145	$ 40,933	$ 39,928

Percent of total	1.2%	22.4%	44.3%	32.1%	100.0%
Weighted average yield(2)	2.44%	4.27%	5.36%	5.94%	5.28%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on December 2008 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-
     equivalent basis.

 Deferred Tax Assets

We have a net deferred tax asset of $3.0 million at December 31, 2008.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2008, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as we are profitable in future years.  In 2008, we generated a tax return loss of $400,000, which will be carried back to reduce taxes previously paid.

Deposits
Total deposits averaged $290.1 million during 2008, an increase of $5.5 million, or 1.9%, compared to $284.6 million in 2007.  Deposits at December 31, 2008 totaled $273.0 million, a decrease of $9.3 million or 3.3% from $282.3 million at December 31, 2007.  Included in these totals are brokered deposits of $37.8 million and $18.5 million, for the periods ended December 31, 2008 and 2007, respectively.   Time deposits of $100,000 or more totaled $ 76.3 million at December 31, 2008, compared to $65.0 million at December 31, 2007.  Interest expense on time deposits of $100,000 or more was $3.4 million in 2008, compared to $2.2 million in 2007.  A summary of average balances and rates paid on deposits for the years ended December 31, 2008 and 2007 follows.

	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)

Noninterest bearing demand	$ 27,532	0.00%	$ 26,491	0.00%
Interest bearing demand	51,174	0.62%	63,410	1.42%
Savings	21,095	1.26%	22,944	2.39%
Time	190,299	4.09%	171,731	4.98%
	$290,100	2.89%	$284,576	3.51%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2008:

December 31, 2008
(Dollars in thousands)

Three months or less	$ 9,118
Over three through six months	20,842
Over six through twelve months	16,028
Over one year through three years	20,225
Over three years through five years	10,127
Over five years	-
Total	$76,340

Liquidity, Other Borrowings, and Capital Resources
Borrowings
We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are secured borrowings with terms ranging from overnight to six years.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2008:

			(Dollars in thousands)
Type	Maturity	Rate	Amount
Variable	January 22, 2009	0.54%	1,000
Variable	February 18, 2009	0.54%	5,000
Fixed	February 26, 2009	0.99%	6,000
Fixed	July 31, 2009	5.14%	2,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
			$27,500

At December 31, 2008, we had available collateral to borrow an additional $10.4 million from the FHLB. FHLB borrowings increased in 2008 as it became more cost-effective in the current environment to borrow from the Federal Home Loan Bank than to compete for high-cost deposits.

In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line had a total availability of $3.0 million and matured September 26, 2008. As of December 31, 2007, the line had no balance.  The line was not renewed in 2008.

At December 31, 2008, we had established Federal Funds lines of credit totaling $20.6 million with three correspondent banks.  No amounts were drawn as of December 31, 2008 or 2007.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation.

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rates as of December 31, 2008 and 2007, were 5.53% and 6.88%, respectively.

Information regarding our borrowings as of December 31, 2008 and 2007 is presented below:

	2008	2007
	(Dollars in thousands)

Federal funds purchased and repurchase agreements:
Balance at year end	$8,258	$3,181
Weighted average rate at year end	3.04%	2.53%
Average balance during the year	$7,005	$3,087
Weighted average rate during the year	2.71%	2.46%
Maximum month-end balance	$12,714	$3,927
FHLB advances and other borrowings:
Balance at year end	$27,500	$15,317
Weighted average rate at year end	2.76%	4.46%
Average balance during the year	$19,173	$7,990
Weighted average rate during the year	4.01%	4.84%
Maximum month-end balance	$27,500	$15,317
Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	5.53%	6.88%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	5.26%	7.08%
Maximum month-end balance	$5,000	$5,000
Total borrowings:
Balance at year end	$40,758	$23,498
Weighted average rate at year end	3.16%	4.65%
Average balance during the year	$31,178	$16,173
Weighted average rate during the year	3.92%	5.10%
Maximum month-end balance	$45,214	$24,244

Capital Resources

Shareholders’ equity was $39.3 million on December 31, 2008, an increase of $2.0 million or 5.36%, from $37.3 million on December 31, 2007.  Retained earnings decreased $5.6 million from the 2008 net loss. $534,000 was paid in preferred dividends and $199,000 was paid in common dividends during the year. We issued 250 shares of Series A preferred stock on December 19, 2008 in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  See Note 15 for dividend obligations on our preferred stock.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2008 and 2007.

Our capital ratios as of December 31, 2008, and 2007 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2008	December 31, 2007
Tier 1 leverage ratio	11.31%	9.03%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	13.52%	10.41%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.77%	11.55%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2008, and 2007 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2008	December 31, 2007
Tier 1 leverage ratio	9.68%	8.15%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.53%	9.40%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	12.78%	10.53%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2008 and 2007, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2008:

	One year or less	More than 1 year but less than 3 years	More than 3 years but less than 5 years	5 years or more	Total
	(Dollars in thousands)
As of December 31, 2008
Time deposits	$127,241	$32,115	$16,821	$ 43	$176,220
FHLB advances	19,000	2,000	2,500	4,000	27,500
Subordinated debentures	-	-	-	5,000	5,000
Lease commitments	328	665	667	2,976	4,636
Total	$146,569	$34,780	$19,988	$ 12,019	$213,356

FHLB advances include arrangements under various FHLB credit programs.  Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 7 of our 2008 audited consolidated financial statements.  Lease commitments include the leases in place for certain branch sites.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model.

Basis point change	+200bp	-200bp
Increase (decrease) in net interest income at December 31, 2008	1.2%	(7.6%)
Increase (decrease) in net interest income at December 31, 2007	2.2%	(9.6%)

As of December 31, 2008 and 2007, our balance sheet was in an asset-sensitive position because the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

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

Off-Balance Sheet Risk

Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.  At December 31, 2008, unfunded commitments to extend credit totaled $39.0 million, of which $7.0 million were at fixed rates and $32.0 million were at variable rates.  At December 31, 2007, unfunded commitments to extend credit were $43.0 million, of which $11.0 million were at fixed rates and $32.0 million were at variable rates. A significant portion of the unfunded commitments related to consumer equity lines of credit. Based on historical experience, we anticipate that a significant portion of these lines of credit will not be funded. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

At December 31, 2008, there was a $2.1 million commitment under a letter of credit and at December 31, 2007, there was a $2.5 million commitment under a letter of credit. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as otherwise disclosed, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Impact of Accounting Pronouncements and Regulatory Policies

New accounting pronouncements are referenced in Note 1 to the Financial Statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  Not Applicable

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP
Consolidated Balance Sheets—December 31, 2008 and 2007
Consolidated Statements of Operations —Years ended December 31, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2008 and 2007 Consolidated Statements of Cash Flows—Years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

Crowe Horwath LLP
Member Horwath International

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Citizens First Corporation
Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

                                                                                        /s/ Crowe Horwath LLP

Louisville, Kentucky
March 25, 2009

Citizens First Corporation
Consolidated Balance Sheets
December 31

	2008	2007
	(In thousands, except share data)
Assets
Cash and due from financial institutions	$9,248	$10,221
Federal funds sold	6,083	3,641
Cash and cash equivalents	15,331	13,862

Available-for-sale securities	39,928	42,316
Loans held for sale	553	796
Loans, net of allowance for loan losses of $3,816 and $3,194 at December 31, 2008 and 2007, respectively	267,929	251,571
Premises and equipment, net	11,315	12,124
Bank owned life insurance (BOLI)	6,457	6,152
Federal Home Loan Bank (FHLB) stock, at cost	2,025	1,946
Accrued interest receivable	2,358	2,848
Deferred income taxes	2,971	214
Goodwill	2,575	11,288
Core deposit intangible	1,569	1,859
Other assets	2,114	1,377
Total assets	$ 355,125	$ 346,353

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$ 27,247	$ 27,450
Savings, NOW and money market	69,548	77,715
Time	176,220	177,111
Total deposits	273,015	282,276
Securities sold under repurchase agreements	8,258	3,181
FHLB advances	27,500	15,317
Subordinated debentures	5,000	5,000
Accrued interest payable	683	952
Other liabilities	1,384	2,331
Total liabilities	315,840	309,057
Commitments and contingent liabilities (Note 17)	39,000	43,000

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares; issued and outstanding 250 shares at December 31, 2008 and 2007, respectively	7,659	7,659
5.0% Series A preferred stock; $35,116 par value per share, authorized 250 shares; issued and outstanding 250 and 0 shares at December 31, 2008 and 2007, respectively	8,459	-
Common stock, no par value, authorized 5,000,000 shares;issued and outstanding 1,968,777 and 1,959,583 shares at December 31, 2008, and 2007, respectively	27,058	26,573
Retained earnings (deficit)	(3,228)	3,146
Accumulated other comprehensive income (loss)	(663)	(82)
Total stockholders’ equity	39,285	37,296
Total liabilities and stockholders’ equity	$ 355,125	$ 346,353

See Notes to Consolidated Financial Statements
                                                                        48

Citizens First Corporation
Consolidated Statements of Operations
Years ended December 31

	2008	2007
	(in thousands, except for per share data)
Interest and Dividend Income
Loans	$18,434	$20,139
Taxable securities	1,268	1,298
Non-taxable securities	736	486
Federal funds sold and other	93	820
Total interest and dividend income	20,531	22,743
Interest Expense
Deposits	8,372	9,996
FHLB advances	768	387
Subordinated debentures	263	354
Short-term borrowings	189	83
Total interest expense	9,592	10,820
Net Interest Income	10,939	11,923
Provision for Loan Losses	1,927	710
Net Interest Income After Provision for Loan Losses	9,012	11,213
Noninterest Income
Service charges on deposit accounts	1,594	1,483
Other service charges and fees	247	225
Gain on sale of mortgage loans	278	341
Lease income	229	210
BOLI income	301	152
Net realized gains (losses) on sale of available-for-sale securities	-	(18)
Other	190	113
Total noninterest income	2,839	2,506
Noninterest Expense
Salaries and employee benefits	5,243	5,991
Net occupancy expense	1,263	1,042
Equipment expense	791	821
Goodwill impairment losses	8,698	-
Advertising	523	543
Professional fees	408	431
Data processing services	734	749
Franchise shares and deposit tax	462	432
Core deposit intangible amortization	290	344
Postage and office supplies	200	272
Telephone and other communication	255	252
FDIC Insurance	310	33
Other	881	1,066
Total noninterest expense	20,058	11,976
Income Before Income Taxes	(8,207)	1,743
Provision for Income Taxes (Benefit)	(2,566)	447
Net Income (Loss)	$ (5,641)	$ 1,296
Dividends declared on preferred stock	534	520
Net income (loss) available to common stockholders	$ (6,175)	$ 776
Basic Earnings (Loss) per Share	$ (3.14) (3.14)	$ 0.39 0.39
Diluted Earnings (Loss) per Share	$ (3.14)	$ 0.39

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31

Dollar amounts in thousands, except share data
						Accumulated Other		Total
	Preferred Stock		Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total	Income
Balance, January 1, 2007	250	$7,659	1,978,463	$26,573	$2,639	$ (382)	$36,489
Net income					1,296		1,296	$1,296
Common stock issued			6,120	96			96
Change in unrealized gain (loss) on available for sale securities						300	300	300
Adjustment to initially adopt FIN 48					(71)		(71)
Dividend declared and paid on preferred stock					(520)		(520)
Dividends declared and paid on common stock ($0.10 per share)					(198)		(198)
Stock based compensation				224			224
Treasury stock purchased			(25,000)	(320)			(320)
Total comprehensive income								$1,596
Balance, December 31, 2007	250	$7,659	1,959,583	$26,573	$3,146	$ (82)	$37,296
Net loss					(5,641)		(5,641)	(5,641)
Common stock issued			9,194	93			93
Change in unrealized gain (loss) on available for sale securities						(581)	(581)	(581)
Stock based compensation				116			116
Preferred stock-5% Series A	250	8,459					8,459
Common stock warrants issued				276			276
Dividends declared and paid on preferred stock					(534)		(534)
Dividends declared and paid on common stock ($0.10 per share)					(199)		(199)
Total comprehensive income								$(6,222)
Balance, December 31, 2008	500	$16,118	1,968,777	$27,058	$ (3,228)	$ (663)	$39,285

See Notes to Consolidated Financial Statements

Citizens First Corporation
Consolidated Statements of Cash Flows
Years Ended December 31

	2008	2007
Operating Activities	(In thousands)
Net income (loss)	$ (5,641)	$ 1,296
Items not requiring (providing) cash
Depreciation and amortization	826	814
Provision for loan losses	1,927	710
Loss on impairment of goodwill	8,698	-
Amortization of premiums and discounts on securities	72	(149)
Amortization of core deposit intangible	290	344
Deferred income taxes	(2,757)	100
Bank-owned life insurance	(305)	(152)
Stock based compensation	116	224
Net realized (gains) losses on sale of securities	-	18
Proceeds from sale of mortgage loans held for sale	17,381	20,855
Origination of mortgage loans held for sale	(16,860)	(21,201)
Gains on sales of loans	(278)	(341)
Losses on sale of other real estate owned	177	16
Gain on sale premises and equipment	(54)	(15)
FHLB stock dividends received	(79)	-
Changes in
Interest receivable	490	(35)
Other assets	(651)	(34)
Interest payable and other liabilities	(823)	774
Net cash provided by operating activities	2,529	3,224
Investing Activities
Loan originations and payments, net	(19,332)	(17,190)
Purchase of premises and equipment	(1,315)	(1,764)
Proceeds from maturities of available-for-sale securities	13,281	23,829
Proceeds from sales of other real estate owned	799	384
Proceeds from sales of available-for-sale securities	212	4,970
Purchase of securities available for sale	(12,058)	(27,916)
Purchase bank owned life insurance	-	(6,000)
Proceeds from sales of premises and equipment	1,352	17
Contingent payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	-	(278)
Net cash used in investing activities	(17,061)	(23,948)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(8,370)	(17,373)
Net change in time deposits	(891)	20,274
Proceeds from FHLB advances	22,000	18,500
Repayment of FHLB advances	(9,817)	(14,537)
Net fed funds purchased and repurchase agreements	5,077	(740)
Net change in other borrowings	-	(350)
Issuance of preferred stock	8,459	-
Issuance of common stock warrants	276	-
Purchase of treasury stock	-	(320)
Dividends paid on preferred stock	(534)	(520)
Dividends paid on common stock	(199)	(198)
Net cash provided by financing activities	16,001	4,736
Increase(decrease) in Cash and Cash Equivalents	1,469	(15,988)
Cash and Cash Equivalents, Beginning of Year	13,862	29,850
Cash and Cash Equivalents, End of Year	$ 15,331	$ 13,862
Supplemental Cash Flows Information
Interest paid	$ 9,862	$ 10,590
Income taxes paid	$ 50	$ 815
Loans transferred to other real estate owned	$ 1,047	$ 1,348
Stock issued and liability accrued for contingent payment related to purchase of Commonwealth
Mortgage and Southern Ky. Land Title, Inc.	$ 93	$ 371

See Notes to Consolidated Financial Statements

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
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

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets - Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (Continued)

of carrying amount or fair value less cost to sell.  Revenue and expenses from operations are included in net income or expense from foreclosed assets.  Foreclosed assets were $1.2 million and $1.1 million at December 31, 2008 and 2007, respectively.

Bank Owned Life Insurance - The Bank has purchased life insurance policies on certain key employees.  In accordance with EITF 06-5, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Goodwill was determined to be impaired as of December 31, 2008 and an $8.7 million dollar write down was taken.  The balance of goodwill remaining as of December 31, 2008 was $2.6 million.

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

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (Continued)

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  Upon adoption of FIN 48, we recorded a liability of $71,000.  During 2008 we executed a voluntary disclosure agreement with another state and filed multiple years of tax returns. Tax and interest were paid, leaving a FIN 48 liability of $10,000 as of year end 2008.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

Stock Based Compensation Plans - Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Earnings (Loss) per Common Share - Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and preferred stock.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Dividend Restriction - Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Preferred dividends must be paid before any dividends on common shareholders can be considered. Statutory restrictions on the holding company require that no common distribution be made if, after giving effect, the cooperation would not be able to pay its debts as they became due in the usual course of business or the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (Continued)

necessary to satisfy the preferential rights on dissolution of the preferred stock.  Dividends paid by the bank to the holding company are also limited based on earnings for the year.

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

Adoption of New Accounting Standards – In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  The Company does not have any split-dollar life insurance arrangements; thus, adoption of this issue did not have an impact on the financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or subsequently.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Effect of newly issued but not yet effective accounting standards -

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
  ACCOUNTING POLICIES (Continued)

acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position but will depend on future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Reclassifications - Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation.

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
	(Dollars in Thousands)
December 31, 2008
U. S. government agencies	$ 4,504	$ 34	$ -
State and municipal	19,042	155	(475)
Mortgage-backed securities	15,582	342	(1)
Other securities	800	-	(1,060)

Total debt securities	$ 39,928	$ 531	$ (1,536)

December 31, 2007
U. S. government agencies	$ 6,490	$ 4	$ (5)
State and municipal	16,833	137	(91)
Mortgage-backed securities	17,135	40	(209)
Other securities	1,858	-	-

Total debt securities	$ 42,316	$ 181	$ (305)

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES (Continued)

Sales of available for sale securities
	2008	2007
	(Dollars in Thousands)
Proceeds	$212	$4,970
Gross gains	-	-
Gross losses	-	(18)

The tax provision (benefit) related to these net realized gains and losses were $0 and ($6,000), respectively.

The fair value of debt securities at year end 2008 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available for Sale
Fair Value
(Dollars in Thousands)

Due in one year or less	$ 500
Due from one to five years	4,314
Due from five to ten years	8,688
Due after ten years	10,844
Mortgage-backed	15,582
Total	$ 39,928

Securities pledged at year end 2008 and 2007 had a carrying amount of $37.9 million and $31.3 million and were pledged to secure public deposits and repurchase agreements.

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2008
U.S. government agencies	$ -	$ -	$ -	$ -	$ -	$ -
State and municipal	8,964	(346)	2,012	(129)	10,976	(475)
Mortgage-backed securities	-	-	290	(1)	290	(1)
Other Securities	800	(1,060)	-	-	800	(1,060)

Total temporarily impaired	$9,764	$ (1,406)	$ 2,302	$ (130)	$12,066	$ (1,536)

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 2 - AVAILABLE-FOR-SALE SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2007
U.S. government agencies	$ -	$ -	$ 1,995	$ (5)	$ 1,995	$ (5)
State and municipal	3,623	(87)	801	(4)	4,424	(91)
Mortgage-backed securities	6,942	(73)	2,126	(136)	9,068	(209)

Total temporarily impaired	$10,565	$ (160)	$ 4,922	$ (145)	$15,487	$ (305)

Based on evaluation of available evidence, including recent changes in market interest rates and information available about the issuers, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.  Management has the intent and ability to hold these securities until forecasted recovery, which may be maturity.  All rated securities remain investment grade quality.  The fair value is expected to recover as the bonds approach maturity.  Unrealized losses in the other investment category is the result of inactivity in the market for trust preferred securities and does not appear to be indicative of the strength of this single bank issued preferred security.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31 include:

	2008	2007
	(Dollars in Thousands)

Commercial and agricultural	$ 79,248	$ 84,763
Commercial real estate	104,043	93,484
Residential real estate	74,027	61,124
Consumer	14,427	15,394
Total loans	271,745	254,765
Less allowance for loan losses	(3,816)	(3,194)

Net loans	$ 267,929	$ 251,571

Activity in the allowance for loan losses was as follows:
	2008	2007
	(Dollars in Thousands)

Balance, beginning of year	$ 3,194	$ 3,128
Provision charged to expense	1,927	710
Loans charged off	(1,347)	(726)
Recoveries	42	82

Balance, end of year	$ 3,816	$ 3,194

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans totaled $2.5 million and $3.4 million at December 31, 2008 and 2007, respectively.  An allowance for loan losses of $575,000 and $506,000 relates to impaired loans of $2.5 million and $2.7 million at December 31, 2008 and 2007, respectively.

Interest of $146,000 and $209,000 was recognized on average impaired loans of $3.0 million and $1.8 million for 2008 and 2007, respectively. Interest of $141,000 and $135,000 was recognized on impaired loans on a cash basis during 2008 and 2007, respectively.

At December 31, 2008 and 2007, accruing loans delinquent 90 days or more totaled $1.5 million, and $1.3 million, respectively.  Non-accruing loans at December 31, 2008 and 2007 were $1.1 million and $2.1 million, respectively.

NOTE 4 - PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	2008	2007
	(Dollars In Thousands)

Land and land improvements	$ 3,010	$ 3,150
Buildings and improvements	6,751	7,553
Leasehold improvements	319	277
Furniture and fixtures	671	642
Equipment and software	2,887	2,826
Automobiles	101	101
Construction in progress	865	76
	14,604	14,625
Less accumulated depreciation	(3,289)	(2,501)

Net premises and equipment	$ 11,315	$ 12,124

Depreciation and amortization expense totaled $826,000 and $814,000 for 2008 and 2007, respectively.

Operating Leases: The Company leases certain branch properties and equipment under operating leases.  Rent expense was $313,000 and $217,000 for 2008 and 2007.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

                                                     2009                                                                                      $            328
                                                     2010                                                                                                    331
                                                     2011                                                                                                   334
                                                     2012                                                                                                   334
                                                     2013                                                                                                   333
                                             Thereafter                                                                                              2,976

                                             Total                                                                                  $           4,636

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease.  $16,000 of the deferred gain was recognized in 2008, and $16,000 was recognized in 2007.

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

Goodwill

Adjustments to goodwill related to the acquisition of Kentucky Banking Centers Inc. are the result of finalization of fair values.  The annual analysis of goodwill for 2008 indicated goodwill impairment.  After determining the fair value of assets, it was deemed necessary to adjust goodwill by $8.7 million.  Goodwill recorded for the purchase of Kentucky Banking Centers, Inc. was reduced by $7.1 million and goodwill recorded for Commonwealth Mortgage was reduced by $1.6 million.

The change in balance for goodwill during the year is as follows:

	(Dollars in thousands)
	2008	2007
Beginning of year	$ 11,288	$ 10,945

Settlement of contingent consideration from purchase of Commonwealth Mortgage	-	371
Acquisition of Kentucky Banking Centers, Inc.	(15)	(28)
Goodwill impairment	(8,698)	-

End of year	$ 2,575	$ 11,288

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

(Dollars in thousands)	2 0 0 8
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,203	$(634)

(Dollars in thousands)	2 0 07
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,203	$(344)

Amortization expense was $290,000 in 2008 and $344,000 in 2007.

Estimated amortization expense for each of the next five years:

(Dollars in Thousands)
2009	$ 275
2010	264
2011	262
2012	259
2013	256

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 6 - DEPOSITS

Interest-bearing time deposits in denominations of $100,000 or more were $76.3 million and $65.0 million at December 31, 2008 and 2007.  This included brokered deposits of $29.9million and $9.8 million at year end 2008 and 2007.

At December 31, 2008, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)

2009	$ 127,241
2010	19,600
2011	12,515
2012	13,059
2013	3,762
Thereafter	43
$ 176,220

At December 31, 2008, eight customers accounted for approximately $27.5 million, or 10.1%, of total deposits whereas, at December 31, 2007, eleven customers accounted for approximately $28.2 million or 10.0% of total deposits.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES AND LETTER OF CREDIT

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars In Thousands)
	2008	2007
Matures February 2009 through February 2010,
fixed rate at rates from .99% to 5.14%, averaging 3.16%$15,000 $10,817	$ 15,000	$10,817

Matures August 2012, fixed rate at 4.25% until February 2009, with FHLB option to call in full each 6 months thereafter	500	500

Matures December 2012, fixed rate at 3.36% until March 2009 with FHLB option to call in full each 12 months thereafter
	2,000	2,000

Matures December 2014, fixed rate at 3.46% until December 2009, with FHLB option to call in full each 24 months thereafter	2,000	2,000

Matures February 2015, fixed rate at 2.85% until February 2010, with FHLB option to call in full each 24 months thereafter	2,000	-

Matures January 2009 through February 2009, Floating rate at .54% as of December 31, 2008	6,000	-

Total	$ 27,500	$ 15,317

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $44.6 million and $38.1 million of first mortgage loans under a blanket lien arrangement for both year 2008 and 2007.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $10.4 million at year-end 2008.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES AND LETTER OF CREDIT
  (  Continued)

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)
2009	$19,000
2010	2,000
2011	0
2012	2,500
2013	0
Thereafter	4,000

$27,500

Letter of Credit

At year-end 2008, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.  At December 31, 2008, $1.0 million of the letter of credit was pledged to secure public funds.

NOTE 8 - NOTES PAYABLE AND SUBORDINATED DEBENTURES

In 2005, the Company executed a credit agreement with a correspondent bank for operating capital and general corporate purposes.  The line had a total availability of $3.0 million and matured September 26, 2008. As of December 31, 2007, the line had no balance, and the line was not renewed in 2008.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  The interest rates at December 31, 2008 and December 31, 2007 were 5.53% and 6.88%, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 9 - INCOME TAXES

The provision for income taxes includes these components:

	2008	2007
	(Dollars In Thousands)

Taxes currently payable	$ (109)	$ 514
Deferred income taxes	(2,457)	(67)

Income tax expense	$ (2,566)	$ 447

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2008	2007
	(Dollars In Thousands)
Computed at the statutory rate (34%)	$ (2,790)	$ 593
Tax-exempt interest	(306)	(203)
Bank owned-life insurance	(102)	(51)
Goodwill impairment	546	-
Stock options	40	65
Other	46	43

Actual tax expense	$ (2,566)	$ 447

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2008	2007
	(Dollars In Thousands)
Deferred tax assets
Allowance for loan losses	$ 1,069	$ 934
Deferred gain	72	78
Unrealized losses on available-for-sale securities	342	42
Goodwill and core deposit	1,747	-
Other real estate	49	-
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	70	70
Other	19	3
	$ 3,393	$ 1,152

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 9 - INCOME TAXES ( Continued)

Deferred tax liabilities
Amortization of intangibles	-	(523)
Deferred loan fees/costs	(124)	(108)
FHLB stock dividends	(74)	(47)
Depreciation	(202)	(178)
Accretion on investment securities	(6)	(16)
Prepaid expenses	(16)	(42)
Other	-	(24)
	(422)	(938)
Net deferred tax asset	$2,971	$214

Given the past history of taxable income and projections of taxable income in the future, the deferred tax asset is considered to be realizable.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Accordingly, we recorded a FIN 48 liability to equity of $71,000 which included $97,000 related to state taxes, $10,000 of interest, and federal benefit of $36,000.  No other items were recorded during the year.  During 2008, we filed a voluntary disclosure agreement with the state in which lending activities have occurred and tax returns were filed.  This reversed the majority of the FIN 48 reserve recorded, leaving a reserve of $10,000 as of December 31, 2008.  There were no other accruals recorded in 2008 related to uncertain tax positions.   Should the accrual of any interest or penalties be necessary, it is our policy to record such accruals in our income tax accounts.  The Company files a consolidated U.S. federal income tax return and Kentucky and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2004.

NOTE 10 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows:

	2008	2007
	(Dollars in Thousands)

Unrealized gains (losses) on available-for-sale securities	$ (881)	$ 474
Reclassification for realized amount included in income	-	(18)
Other comprehensive income (loss), before tax effect	(881)	456
Tax effect	300	(156)
Other comprehensive income (loss)	$ (581)	$ 300

NOTE 11 - REGULATORY MATTERS

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

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 11 - REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Company’s or the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,747	14.77%	$23,697	8.0%	N/A	N/A
Citizens First Bank, Inc.	37,831	12.78	23,681	8.0	$29,6011	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,045	13.52%	11,849	4.0	N/A	N/A
Citizens First Bank, Inc.	34,129	11.53	11,840	4.0	17,761	6.0%

Tier I Capital (to Average Assets)
Consolidated	40,045	11.31%	14,166	4.0	N/A	N/A
Citizens First Bank, Inc.	34,129	9.68	14,106	4.0	17,633	5.0%

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 11 - REGULATORY MATTERS (Continued)

			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective

	Actual		Purposes		Action Provisions
As of December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
Total Capital (to Risk-Weighted Assets)
Consolidated	$32,425	11.55%	$22,465	8.0%	N/A	N/A
Citizens First Bank, Inc.	29,575	10.53	22,461	8.0	$28,077	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	29,231	10.41%	11,232	4.0	N/A	N/A
Citizens First Bank, Inc.	26,381	9.40	11,231	4.0	16,846	6.0%

Tier I Capital (to Average Assets)
Consolidated	29,231	9.03%	12,948	4.0	N/A	N/A
Citizens First Bank, Inc.	26,381	8.15	12,948	4.0	16,185	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, the Bank could, without prior approval, declare dividends equal to any current year net profits retained to the date of the dividend declaration.   Due to the loss incurred in 2008, the Bank cannot declare common dividends without prior approval.

NOTE 12 - RELATED PARTY TRANSACTIONS

At December 31, 2008 and 2007, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $9.0 million and $11.4 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$ 11,390
New loans	905
Repayments	(355)
No longer eligible	(2,920)
Ending balance	$ 9,020

Deposits from related parties held by the Bank at December 31, 2008 and 2007, respectively, totaled $1.0 million and $1.2 million, respectively.

The following amounts were paid to a related party for advertising services; $7,000 in 2008, and $25,000 in 2007.

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 13 - EMPLOYEE BENEFIT PLANS

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2008 and 2007 were $154,000 and $161,000, respectively.

NOTE 14 - STOCK OPTION PLANS

In 2002, the Board of Directors adopted the employee stock option plan, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf.  132,300 shares of Company common stock have been reserved for issuance under the plan.  20,825 shares remain available for future issuance.  Options granted expire after ten years, and vest ratably over a three year period.

In 2003, the Board of Directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and stockholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes.  44,100 shares of common stock have been reserved for issuance under the plan.  14,787 shares remain available for future issuance.  Options granted expire after ten years, and are immediately vested.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:  No options were granted during 2008.

2007

Dividend yields	1.00%
Volatility factors of expected market price of common stock	25.67%
Risk-free interest rates	5.10%
Expected life of options	7 years
Weighted-average fair value of options granted during the year	$4.57

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

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 14 - STOCK OPTION PLANS (Continued)

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2008 and 2007, employee and non-employee compensation expense recorded was $116,000 and $224,000, respectively.  As of December 31, 2008, unrecognized compensation expense associated with stock options was $13,000 which is expected to be recognized over a weighted average period of less than 1 year.

A summary of the status of the plans at December 31, 2008, and changes during the period then ended is presented below:

	2008
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	150,682	$15.23
Granted	-	-
Exercised	-
Forfeited	(11,549)	$16.19
Expired	-

Outstanding, end of year	139,133	$15.16

Options exercisable, end of year	125,382	$14.76

Management expects all outstanding unvested options will vest.  The weighted average remaining term for outstanding stock options was 5.93 years at December 31, 2008.  The weighted average remaining term for exercisable options was 5.84 years at December 31, 2008.  The aggregate intrinsic value at December 31, 2008 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

NOTE 15:  SERIES A PREFERRED STOCK AND STOCK WARRANTS

250 shares of our preferred stock designated as Series A preferred stock, were issued to the U.S. Treasury on December 19, 2008 in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.

Holders of shares of Series A preferred stock are entitled to receive if, as and when declared by our board of directors or a duly authorized committee of the board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period from December 19, 2008 to, but excluding, December 19, 2013.  From and after December 19, 2013, holders of shares of Series A preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period thereafter.  Dividends are payable quarterly in arrears on each February 15, May 15, August 15 and November 15, starting with February 15, 2009.

Pursuant to the terms of the recently enacted American Recovery and Reinvestment Act of 2009, or ARRA, we may, upon prior consultation with the Federal Reserve, redeem the Series A preferred stock at any time.

.

NOTE 15 – SERIES A PREFERRED STOCK AND STOCK WARRANTS (Continued)

The Series A preferred stock will not be subject to any mandatory redemption, sinking fund or similar provisions.  Holders of shares of Series A preferred stock have no right to require the redemption or repurchase of the Series A preferred stock.  The holders of the Series A preferred stock generally will not have any voting rights.

Pursuant to the terms of the Securities Purchase Agreement in relation to the Capital Purchase Program, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare or pay dividends on our common stock or pari passu preferred shares if we are in arrears on the payment of dividends on the Treasury Preferred Stock. Further, we are not permitted to increase dividends on our common stock above the amount of our last cash dividend of $0.05 per share without the Treasury Department’s approval until December 19, 2011, unless all of the Treasury Preferred Stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties.

In connection with the issuance of Series A preferred stock, the Company issued 254,218 common stock warrants.  If we complete one or more qualified equity offerings on or prior to December 31, 2009 that result in our receipt of aggregate gross proceeds equal to $8,779,000, the aggregate liquidation preference of the Series A preferred stock, the number of shares of common stock underlying the warrant will be reduced by 50% to 127,109 shares.  The initial exercise price applicable to the warrant is $5.18 per share of common stock for which the warrant may be exercised.  The warrant may be exercised at any time on or before December 19, 2018 by surrender of the warrant and the payment of the exercise price.

The recorded value of the warrants was determined by applying a fair value discount and allocating the proceeds from the Capital Purchase program between the preferred stock and warrants.  The discount on the preferred stock will be accreted over the contractual life of five years using an effective yield.

NOTE 16:  ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE

On January 2, 2003, the Bank acquired all of the outstanding stock of Commonwealth Mortgage of Bowling Green, Inc. and Southern Kentucky Land Title, Inc.  Commonwealth Mortgage originates one to four family residential mortgages for sale in the secondary mortgage market, while Southern Kentucky Land Title provides title insurance agency services for real estate purchase contracts.  The purchase price for Commonwealth Mortgage and Southern Kentucky Land Title consisted of $400,000 in cash plus a deferred contingent purchase price of up to $1.4 million payable upon the combined entities’ achievement of specified annual earnings targets over a five year period, plus 25% of the amount, if any, by which their earnings exceed such targets.  25% of the deferred purchase price was paid by the issuance of the Company’s common stock, valued at the average of the closing sales price of the stock over the last 10 trading days of the applicable calendar year.  The deferred contingent purchase price was accounted for as additional purchase price at the time the contingency was resolved.  The Bank also purchased the .2 acre site on which the main office of Commonwealth Mortgage is located for a purchase price of $272,000 in cash. Goodwill recognized in this transaction amounted to $380,000, all of which was assigned to the Bank.  Goodwill from this transaction is not tax deductible.

In the second quarter of 2006, Commonwealth Mortgage relocated its offices to the Campbell Lane office of the Bank.  Subsequently, the .2 acre site and the building at 1301 US 31W Bypass which had formerly housed Commonwealth Mortgage were sold for $286,000 which netted the Company a gain of $49,000.

During 2008, the Bank paid $278,000 in cash associated with the contingent purchase price for the final contingent purchase price payment in the contract.  Additionally, the Company issued common stock for approximately $93,000 during the first quarter of 2008 associated with the contingent purchase price.  The total of approximately $371,000 was accrued as of December 31, 2007, and recorded as goodwill.

NOTE 16 – ACQUISITION OF COMMONWEALTH MORTGAGE AND SOUTHERN KENTUCKY LAND TITLE (Continued)

Total goodwill recorded for Commonwealth Mortgage at December 31, 2008 was $2.1 million.  As of December 31, 2008, goodwill recorded was determined to be impaired as the implied fair value of total goodwill was determined to be lower than the carrying value.  An impairment charge of $1.6 million was taken related to Commonwealth Mortgage leaving a goodwill balance of approximately $476,000.

NOTE 17 - COMMITMENTS AND CREDIT RISK

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

The following table outlines the contractual amounts of financial instruments with off-balance-sheet risk at year end as follows:

	December 31, 2008		December 31, 2007
	(Dollars in Thousands)

	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$7,000	$32,000	$11,000	$32,000

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan commitments have interest rates ranging from 3.25% to 21.0% and maturities ranging from 6 months to 31.3 years.

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

The Bank had total outstanding standby letters of credit amounting to $2.1 million and $2.5 million at December 31, 2008 and 2007, respectively, with terms ranging from days to one year.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE

Statement 157, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset orliability in an orderly transaction between market participants on the measurement date.  Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at December 31, 2008, Using

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$39,928	-	$ 39,928	-

Assets and liabilities measured on a non-recurring basis consist of impaired loans.  Total impaired loans as of December 31, 2008 were $2.5 million.  Of these loans, $2.5 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $2.5 million, with a valuation allowance of $575,000 results in a fair value, net of related allowance, of $1.9 million at December 31, 2008.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral adjusted for other factors management deemed relevant to arrive at a representative fair value and are considered level 3 inputs.  $511,000 of the 2008 provision expense was allocated to impaired loans.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at December 31, 2008.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rates cuts in the market and market illiquidity.  The Company has the intent and ability to hold these securities until recovery.

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	December 31, 2008		December 31, 2007
	(Dollars in Thousands)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	$ 15,331	$ 15,331	$ 13,862	$ 13,862
Loans held for sale	553	553	796	796
Loans, net of allowance	265,954	270,146	248,661	256,297
Accrued interest receivable	2,358	2,358	2,848	2,848
Federal Home Loan Bank stock	2,025	n/a	1,946	n/a

	December 31, 2008		December 31, 2007
	(Dollars in Thousands)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$ 273,015	$ 276,473	$ 282,276	$ 283,511
Securities sold under repurchase agreements	8,258	8,258	3,181	3,181
FHLB advances	27,500	27,477	15,317	15,340
Subordinate debentures	5,000	2,998	5,000	5,000
Accrued interest payable	683	683	952	952

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is not considered material.  It is not practicable to determine fair value of FHLB stock due to restrictions placed on its transferability.

NOTE 19 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

NOTE 19 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY) (Continued)

Condensed Balance Sheets
	2008	2007
	(Dollars in Thousands)
Assets
Cash	$ 6,293	$ 3,124
Investment in Citizens First Bank, Inc.	38,171	39,446
Other assets	206	44
Total assets	$ 44,670	$ 42,614

Liabilities
Borrowings	$ 5,000	$ 5,000
Other liabilities	385	318
Total liabilities	5,385	5,318
Stockholders’ Equity	39,285	37,296

Total liabilities and stockholders’ equity	$ 44,670	$ 42,614

	2008	2007
	(Dollars in Thousands)

Dividend income	$ -	$ 4,600
Expenses
Interest expense	263	361
Stock option expense	116	224
Professional fees	179	173
Other expenses	59	65
Total expenses	617	823

Income (Loss ) before Income Taxes and Equity in (Overdistributed) Undistributed Income of Subsidiary	(617)	3,777

Income Tax Benefit	(170)	(215)

Income (Loss) before Equity in (Overdistributed) Undistributed Income of Subsidiary	(447)	3,992

Equity in (Overdistributed) Income (loss) of Subsidiary	(5,194)	(2,696)

Net Income (Loss)	$ (5,641)	$ 1,296

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 19 - CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
(Continued)

Condensed Statements of Cash Flows
2008		2007
(Dollars in Thousands)

Operating Activities
Net income	$ (5,641)	$ 1,296
Adjustments:
Equity in undistributed income (loss) of subsidiary	5,194	2,696
Stock based compensation	116	224
Changes in
Other assets	(162)	41
Other liabilities	160	78
Net cash used in operating activities	(333)	4,335

Investing Activity – Investment in subsidiary	(4,500)	-

Financing Activities
Proceeds from borrowings	-	500
Payment of borrowings	-	(850)
Payment of dividends on stock	(733)	(718)
Purchase of treasury stock	-	(320)
Issuance of common stock warrants	276	-
Issuance of preferred stock, net	8,459	-
Net cash provided by financing activities	8,002	(1,388)

Increase in Cash and Cash Equivalents	3,169	2,947

Cash and Cash Equivalents, Beginning of Year	3,124	177

Cash and Cash Equivalents, End of Year	$ 6,293	$ 3,124

Citizens First Corporation

Notes to Consolidated Financial Statements

NOTE 20 - EARNINGS (LOSS) PER SHARE

All references to common shares and earnings (loss) per share have been restated to reflect the stock dividends issued in 2006.  Basic earnings (loss) per share have been computed by dividing net income (loss) available for common shareholders by the weighted-average common shares outstanding during each year. Diluted earnings (loss) per share have been computed the same as basic earnings (loss) per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock, if dilutive.  The following table reconciles basic and diluted earnings (loss) per share for the years ending December 31, 2008 and 2007.

	2008			2007
	Income	Weighted-Average Shares	Per Share Amount	Income	Weighted-Average Shares	Per Share Amount
Basic earnings per share
Net income (loss)	$(5,641)			$1,296
Less: Dividends on preferred stock	(534)			(520)
Net income (loss) available to common shareholders	(6,175)	1,964,959	$ (3.14)	776	1,975,671	$ 0.39

Effect of dilutive securities
Warrants	-	-		-	-
Preferred stock	-	-		-	-
Stock options	-	-		-	-

Diluted earnings per share
Net income (loss) available to common shareholders and assumed conversions	$(6,175)	1,964,959	$ (3.14)	$ 776	1,975,671	$ 0.39

Stock options for 139,133 and 150,682 shares of common stock were not considered in computing diluted earnings per common share for 2008 and 2007, respectively, because they were antidilutive.  The common stock warrant for 254,218 shares were also anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive for 2008 and 2007.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures.   The Company maintains disclosure controls and procedures that are designed to ensure that information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

The Company's management has evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer have concluded that, as of December 31, 2008, the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in the Company's internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. The management of the Company is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  We, as management of Citizens First Corporation are responsible for establishing and maintaining adequate internal control over financial reporting and for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2008, its system of internal control over financial reporting is effective based on those criteria.

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

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, and “Election of Directors” and “Executive Officers” in the  Proxy Statement of the Company for the 2009 Annual Meeting of Shareholders to be held May 21,2009, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company
Name                                           Age  Occupation
Jerry E. Baker	78	Chairman Airgas Mid-America, Inc.
Barry D. Bray	63	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Mary D. Cohron	61	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
Sarah Glenn Grise	52	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Floyd H. Ellis	82	Retired; formerly President and Chief Executive Officer, Warren Rural Electric Cooperative Corporation
Chris B. Guthrie	42	President, Trace Die Cast, Inc.
John J. Kelly, III	74	Kelly Family Dentistry
Amy Milliken	37	Warren County Kentucky County Attorney*
Steve Newberry	47	President and Chief Executive Officer of Commonwealth Broadcasting
John T. Perkins	66	Retired; formerly Vice President and Chief Operations Officer of Citizens First Corporation and Citizens First Bank
Jack Sheidler	52	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank: Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	70	President, Taylor Polson & Company, a certified public accounting firm*
Fred Travis	74	Former Owner, Ideal Hardware Company and Barren County, Kentucky Judge Executive
Dr. Kevin Vance	45	Senior Veterinarian and President of Hartland Animal Hospital

* Appointed effective as of April 2009.

Officers of the Company

Name	Age	Present Positions with the Company and the Bank
Mary D. Cohron	61	President and Chief Executive Officer
M. Todd Kanipe	40	Executive Vice President, Credit Administration
Kim Harmon	46	Senior Vice President and Principal Accounting Officer
Carolyn Harp	63	Executive Vice President and Chief Operating Officer
Kim M. Thomas	38	Executive Vice President, Community Banking and Private Client Group
Dawn S. Forbes	39	Executive Vice President, Finance and Principal Financial Officer
Tonia Harris	42	Executive Vice President, Human Resources

Item 11. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” and “Election of Directors-Director Compensation” of the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item appears under the heading “Share Ownership of Management and Certain Beneficial Owners” of the Proxy Statement and in Item 5 of this Annual Report, each of which is  incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this Item appears under the headings “Election of Directors,” “Corporate Governance” and “Certain Transactions” of the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item appears under the headings ”Audit Committee Report” and “Independent Public Accounting Firm,” of the Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX
2           Stock Purchase Agreement among Citizens First Corporation, Farmers Capital Bank Corporation and Kentucky Banking Centers, Inc., dated June 1, 2006 (incorporated by reference to Exhibit 2 of the Registrant's Form 8-K filed June 7, 2006).

3.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238).
3.2         Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.3 of the Registrant’s Form 10Q-SB dated June 30, 2004.).

3.3         Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed  June 5, 2007).

3.4         Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008).

3.5 Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K filed March 24, 2009).
4.1 Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).
4.2 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibits 3.2, 3.3 and 3.4).
4.3 Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.5).
4.4          Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated March 31, 2007).

4.5 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008).
10.1      Employment  Agreement between Citizens First Corporation and Mary D. Cohron as amended by First Amendment to Employment Agreement  (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed March 17, 2005).*

10.2 Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K filed March 17, 2005).*
10.3 Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed March 17, 2005).*
10.4 2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*
10.5 2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.6     Second Amendment to Employment Agreement between Citizens First Corporation and Mary D. Cohron dated August 17, 2006 (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed August 23, 2006.)*

10.7      First Amendment to Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed September 27, 2006.)*

10.8 First Amendment to Employment Agreement between Citizens First Corporation and Kim M. Thomas (incorporated by reference to Exhibit 10 of the Registrant’s Form 8-K filed September 27, 2006.)*
10.9    Letter Agreement (including Securities Purchase Agreement-Standard Terms) dated as of December 19, 2008 between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2008).

10.10 Form of Waiver (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 23, 2008).*
10.11 Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation .*
21 Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant’s Registration Statement on Form SB-2 (No. 333-103238)).
23.1 Consent of Crowe Horwath LLP.
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

                                                                Citizens First Corporation

Date: March 27, 2009                                                 By: /s/ Mary D. Cohron
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

/s/ Mary D. Cohron March 27, 2009
Mary D. Cohron
President, Chief Executive Officer and Director

/s/ Dawn S. Forbes March 27, 2009
Dawn S. Forbes
Executive Vice President, Finance and Principal Financial Officer

/s/ Kimberly K. Harmon March 27, 2009
Kimberly K. Harmon
Senior Vice President and Principal Accounting Officer

/s / Floyd H. Ellis March 27, 2009
Floyd H. Ellis, Director

/s/ _Jerry E. Baker March 27, 2009
Jerry E. Baker, Director

/s/ Barry D. Bray March 27, 2009
Barry D. Bray, Director

/s/ John J. Kelly March 27, 2009
John J. Kelly, Director

/s/_Sarah G. Grise March 27, 2009
Sarah G. Grise, Director

/s/_Christopher B. Guthrie March 27, 2009
Christopher B. Guthrie, Director

/s/ Steven W. Newberry March 27, 2009
Steven W. Newberry, Director

/s/ John T. Perkins March 27, 2009
John T. Perkins, Director

/s/ Jack W. Sheidler March 27, 2009
Jack W. Sheidler, Director

/s/ March 27, 2009
Freddie L. Travis, Director

/s/ R. Kevin Vance March 27, 2009
R. Kevin Vance, Director

                                                                83