Form 10-Q
period 2009-03-31
CITIZENS FIRST CORP
filed 2009-05-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

(270) 393-0700
(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  Yes _    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2009
Common Stock, no par value per share	1,968,777 shares

CITIZENS FIRST CORPORATION

TABLE OF CONTENTS

Part 1. Financial Information
Item 1.    Item 1. Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	March 31, 2009	December 31, 2008
	(Dollars in thousands except share data)
Assets
Cash and due from financial institutions	$6,510	$9,248
Federal funds sold	6,864	6,083

Cash and cash equivalents	13,374	15,331

Available for sale securities	44,455	39,928
Loans held for sale	1,010	553
Loans, net of allowance of $3,958 and $3,816 at March 31, 2009 and December 31, 2008, respectively	265,108	267,929
Premises and equipment, net	11,463	11,315
Bank owned life insurance	6,533	6,457
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,215	2,358
Deferred income taxes	3,383	2,971
Goodwill	2,575	2,575
Core deposit intangible	1,499	1,569
Other assets	1,115	2,114

Total assets	$354,755	$355,125

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$29,095	$27,247
Savings, NOW and money market	80,492	69,548
Time	168,651	176,220

Total deposits	278,238	273,015

Securities sold under repurchase agreements	5,842	8,258
FHLB advances	24,500	27,500
Subordinated debentures	5,000	5,000
Accrued interest payable	673	683
Other liabilities	1,056	1,384

Total liabilities	315,309	315,840

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 250 shares; issued and outstanding, 250 shares at March 31, 2009 and at December 31, 2008, respectively; liquidation preference of $7,659 at March 31, 2009 and December 31, 2008	7,659	7,659
5.0% Series A preferred stock; no par value; authorized 250 shares; issued and outstanding 250 shares at March 31, 2009 and at December 31, 2008, respectively; liquidation preference of $8,779 at March 31, 2009 and December 31, 2008	8,475	8,459
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2009 and at December 31, 2008, respectively	27,072	27,058
Accumulated deficit	(3,274)	(3,228)
Accumulated other comprehensive loss	(486)	(663)
Total stockholders' equity	39,446	39,285
Total liabilities and stockholders' equity	$354,755	$355,125
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended March 31	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$4,018	$4,889
Taxable securities	289	311
Non-taxable securities	188	173
Federal funds sold and other	4	68
Total interest and dividend income	4,499	5,441
Interest expense
Deposits	1,576	2,392
Securities sold under agreements to repurchase and other borrowings	49	14
FHLB advances	175	168
Subordinated debentures	38	80
Total interest expense	1,838	2,654
Net interest income	2,661	2,787
Provision for loan losses	300	50
Net interest income after provision for loan losses	2,361	2,737
Non-interest income
Service charges on deposit accounts	301	370
Net gains on sales of mortgage loans	112	76
Lease income	43	52
Income from company-owned life insurance	75	73
Other income	110	101
Total non-interest income	641	672
Non-interest expenses
Salaries and employee benefits	1,328	1,398
Net occupancy expense	316	295
Equipment expense	180	204
Advertising	70	97
Professional fees	155	93
Data processing services	136	191
Franchise shares and deposit tax	125	111
FDIC Insurance	101	36
Core deposit intangible amortization	70	81
Postage and office supplies	55	39
Telephone and other communication	54	66
Other	271	205
Total non-interest expenses	2,861	2,816
Income before income taxes	141	593
Provision for income taxes	(65)	125
Net income	$ 206	$ 468
Dividends declared and discount accretion on preferred stock	252	129
Net income (loss) available for common stockholders	$ (46)	$ 339
Earnings (loss) per share, basic and diluted	$(0.02)	$0.17
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the three months ended March 31

	2009	2008
	(Dollars in thousands)

Balance January 1	$39,285	$37,296
Net income	206	468
Issuance of common stock	-	-
Stock-based compensation	13	36
Payment of preferred dividends, $472 and $516 per share for 2009 and 2008	(236)	(129)
Other comprehensive income (loss), net of tax	178	54
Balance at end of period	$39,446	$37,725

Citizens First Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the three months ended March 31

	2009	2008
	(Dollars in thousands)

Net income	$ 206	$ 468
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	178	54

Comprehensive income (loss)	$384	$ 522

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31	2009	2008
	(Dollars in thousands)
Operating activities:
Net income	$ 206	$ 468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	217
Stock-based compensation expense	13	36
Provision for loan losses	300	50
Amortization of premiums and discounts on securities	29	5
Amortization of core deposit intangible	70	81
Deferred income taxes	92	28
Sale of mortgage loans held for sale	7,926	5,157
Origination of mortgage loans for sale	(8,271)	(5,232)
Gain on the sale of property plant and equipment	(4)	-
Gains on sales of loans	(112)	(76)
Net loss on sale of other real estate owned	47	-
FHLB stock dividends received	-	25
Changes in:
Interest receivable	143	174
Other assets	(88)	(318)
Interest payable and other liabilities	(430)	(234)
Net cash provided by (used in) operating activities	122	381
Investing activities:
Loan originations and payments, net	2,296	(15,402)
Purchases of premises and equipment	(349)	(89)
Purchase of available-for-sale securities	(6,775)	(4,090)
Proceeds from maturities of available-for-sale securities	2,489	6,837
Proceeds from sale of other real estate owned	685	-
Proceeds from disposal of property plant and equipment	4	-
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	-	(278)
Net cash used in investing activities	(1,650)	(13,022)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	12,792	4,535
Net change in time deposits	(7,569)	5,043
Proceeds from FHLB advances	3,000	2,000
Repayment of FHLB advances	(6,000)	(118)
Net change in repurchase agreements	(2,416)	(128)
Dividends paid on preferred stock	(236)	(129)
Net cash provided by financing activities	(429)	11,203
Decrease in cash and cash equivalents	(1,957)	(1,438)
Cash and cash equivalents, beginning of year	15,331	13,862
Cash and cash equivalents, end of quarter	$13,374	$12,424
Supplemental Cash Flows Information:
Interest paid	$1,848	$2,619
Income taxes paid	$ -	$ 50
Loans transferred to other real estate	$ 225	$ 185
Deferred revenue related to a sale leaseback transaction	$ 4	$ 4
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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

(2) Adoption of New Accounting Standards
In December 2007, the FASB issued FAS No. 141, (revised 2007), Business Combinations, (“FAS 141(R) ”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.   be determined during the measurement period.”  FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008.   Earlier adoption is prohibited.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position but will depend on future acquisitions, if any.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51”  (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In April 2008, the FASB issued FAS 142-3 “Determination of the Useful Life of Intangible Assets.” FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. FAS 142-3 provides that in addition to considering the entity specific factors, an entity shall consider its historical experience in renewing or extending similar arrangements.  Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors.  FAS 142-3 is effective for fiscal years after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of FAS 142-3 did not have a significant impact on the Company’s results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards:
In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position but will depend on future acquisitions, if any.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.    Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.   In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

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

In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes.  44,100 shares of common stock have been reserved for issuance under the plan. 14,787 shares remain available for future issuance.  Options granted expire after ten years, and are immediately vested. The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the three month period ended March 31, 2009.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended March 31, 2009, and 2008, compensation expense was $13,000 and $36,000.  As of March 31, 2009, there is no unrecognized compensation expense associated with stock options.  A summary of the status of the plans at March 31, 2009, and changes during the period then ended is presented below:
	2009
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	139,133	$15.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, end of period	139,133	$15.16
Options exercisable, end of period	139,133	$15.16

The weighted average remaining term for outstanding and exercisable stock options was 5.69 years at March 31, 2009.  The aggregate intrinsic value at March 31, 2009 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2009 and 2008.

Dollars in thousands, except per share data
	Quarter ended March 31, 2009			Quarter ended March 31, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 206			$468
Less: Dividends and accretion on preferred stock	(252)			(129)
Net income (loss) available to common shareholders	$ (46)	1,968,777	$ (0.02)	$339	1,959,583	$ 0.17

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrant	-	-		-	-
Diluted earnings per share

Net income available to common shareholders and assumed conversions	$(46)	1,968,777	$ (0.02)	$339	1,959,583	$ 0.17

Stock options for 139,133 and 150,682 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2009 and 2008, respectively, because they are anti-dilutive.  Convertible preferred shares and the common stock warrant for 254,218 shares are not included because they are anti-dilutive as of March 31, 2009 and 2008.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2009, Using (Dollars in Thousands)

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$44,455	-	$44,455	-

	Fair Value Measurements at December 31, 2008, Using (Dollars in Thousands)

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Available-for-sale securities	$39,928	-	$39,928	-

Assets and liabilities measured on a non-recurring basis at March 31, 2009, consist of impaired loans and other real estate owned.  Total impaired loans as of March 31, 2009 were $3.7 million.  Of these loans, $3.6 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $3.6 million, with a valuation allowance of $935,000 results in a fair value, net of related allowance, of $2.7 million at March 31, 2009. The carrying value of other real owned is $665,500. Total

writedowns of other real owned during the first quarter of 2009 were $19,500.   Impaired loans and other real estate owned were measured at fair value based on independent third-party appraisals of the underlying collateral adjusted for other factors management deemed relevant to arrive at a representative fair value and are considered level 3 inputs.

Total impaired loans at March 31, 2008 were $2.1 million. Of these loans, $1.7 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of  $1.7 million, with a valuation allowance of $268,000 results in a fair value, net of related allowance, of $1.4 million at March 31, 2008.  No additional provision for loan losses was allocated to these loans during the period.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral and are considered level 3 inputs.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of the Company’s results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with the Company’s consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward-Looking Statements
The Company may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The Company’s actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Among the risks and uncertainties that could cause actual results to differ materially are economic conditions generally and in the market areas of the Company, a continuation or worsening of the current disruption in credit and other markets, goodwill impairment, overall loan demand, increased competition in the financial services industry which could negatively impact the Company’s ability to increase total earning assets, and retention of key personnel.  Actions by the Department of the Treasury and federal and state bank regulators in response to changing economic conditions, changes in interest rates, loan prepayments by and the financial health of the Company’s borrowers, and other factors described in the reports filed by the Company with the Securities and Exchange Commission could also impact current expectations.

Results of Operations

The Company reported net income before dividends to preferred shareholders for the three months ended March 31, 2009, of $206,000 compared to net income of $468,000 in the first quarter of 2008.  Net loss available to common shareholders was $(46,000) or, $(.02) per basic and diluted share this quarter, compared to net income available to common shareholders of $339,000, or $0.17 per basic and diluted common share for the first quarter of 2008.  Net income was impacted negatively by further compression in the net interest margin, provision expense, and an increase in FDIC insurance expense.

The annualized return on average assets for the Company was .23% for the three months ended March 31, 2009, compared to .53% for the previous year.  The decrease in return on average assets is due to the increase in average assets and the decline in net income.   The decline in net income in the first quarter of 2009 as compared to the first quarter of 2008 is primarily attributable to an increase in the provision in the first quarter of 2009 by $250,000 over the first quarter of 2008 and a reduction in the net interest margin of $126,000 in the first quarter of 2009. The Company’s annualized return on average equity was 1.99% for the three months ending March 31, 2009, compared to an annualized return of 4.99% for the three months ending March 31, 2008.

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

For the quarter ended March 31, 2009, net interest income was $2.7 million, a decrease of $100,000 from net interest income of $2.8 million for the comparable period in 2008.

The net interest margin tax equivalent (“TE”) for the three months ended March 31, 2009 was 3.46%, compared to 3.68% in 2008.  This decrease of 22 basis points is attributable to the decline in the prime rate since March 2008.  The Company’s yield on earning assets (TE) for the current year was 5.77%, a decrease of 131 basis points from 7.08% in the same period a year ago.  While the yield declined in most areas of earning assets, loans were the primary contributor, decreasing 143 basis points.  With a significant amount of loans tied to the prime rate, loans repriced downward faster than interest-bearing liabilities.  The cost of funds for the quarter was 2.60%, a decrease of 111 basis points from 3.71% in the same period a year ago.

The following table sets forth for the three months ended March 31, 2009 and 2008, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Three months ended March 31,		2009			2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 6,162	$ 4.26%		$ 4,807	$ 42	3.55%
Available-for-sale securities (1)
Taxable	23,061	266	4.68%	24,199	311	5.17%
Nontaxable (1)	19,360	285	5.97%	17,840	263	5.92%
Federal Home Loan Bank stock	2,025	23	4.61%	1,946	25	5.25%
Loans, net (2)	272,529	4,018	5.98%	265,286	4,889	7.41%
Total interest earning assets	323,137	4,596	5.77%	314,078	5,530	7.08%
Non-interest earning assets	33,932			40,327
Total Assets	$ 357,069			$ 354,405

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 68,113	$ 92.55%		$ 74,135	$ 196	1.06%
Savings accounts	8,450	6.29%		7,415	13.72%
Time deposits	172,228	1,478	3.48%	182,076	2,183	4.81%
Total interest-bearing deposits	248,791	1,576	2.57%	263,626	2,392	3.64%
Short-term borrowings	1	0	0.00%	103	1	3.48%
Securities sold under repurchase agreements	6,799	49	2.92%	3,029	13	1.72%
FHLB borrowings	26,567	175	2.67%	16,066	168	4.21%
Subordinated debentures	5,000	38	3.08%	5,000	80	6.41%
Total interest-bearing liabilities	287,158	1,838	2.60%	287,824	2,654	3.71%
Non-interest bearing deposits	25,954			25,922
Other liabilities	2,001			2,952
Total liabilities	315,113			316,698
Stockholders’ equity	41,956			37,707
Total Liabilities and Stockholders’ Equity	$ 357,069			$ 354,405
Net interest income		$ 2,758			$ 2,876
Net interest spread (1)			3.17%			3.37%
Net interest margin (1) (3)			3.46%			3.68%
Return on average assets ratio			.23%			.53%
Return on average equity ratio			1.99%			4.99%
Average equity to assets ratio			11.75%			10.64%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended March 31, 2009 and 2008.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.
	Three Months Ended
(Dollars in thousands)	March 31,
	2009 vs. 2008
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(50)	$ 12	$ (38)
Available-for-sale-securities:
Taxable	(30)	(15)	(45)
Nontaxable (1)	(1)	23	22
FHLB stock	(3)	1	(2)
Loans, net	(1,005)	134	(871)
Total net change in income on earning assets	(1,089)	155	(934)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(88)	(16)	(104)
Savings accounts	(9)	2	(7)
Time deposits	(587)	(118)	(705)
Securities sold under repurchase agreements	20	16	36
FHLB borrowings	(103)	110	7
Short-term borrowings	0	(1)	(1)
Subordinated debentures	(42)	0	(42)
Total net change in expense on interest-bearing liabilities	(809)	(7)	(816)

Net change in net interest income	$ (280)	$162	$ (118)

Percentage change	237.29%	(137.29)%	100.0%
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

The provision for loan losses for the first quarter of 2009 was $300,000, or 0.11% of average loans, compared to $50,000, or 0.02% of average loans for the first quarter of 2008.  The increase in the provision expense is reflective of the current condition of the national economy.  Non-performing assets totaled $4.4 million at March 31, 2009, compared to $3.7 million at December 31, 2008, an increase of $700,000.  The increase in non-performing assets can be attributed primarily to the past due status of one criticized commercial loan totaling $1.5 million at March 31, 2009. In comparison, the 2008 first quarter provision was reduced as a large provision was recorded at year end 2007 for a group of new construction homes that were sold at auction in the first quarter of 2008.  The provision recorded in relation to this borrower in 2007 was not needed due to the results of a successful auction.

Non-Interest Income

Non-interest income for the three months ended March 31, 2009 and 2008, respectively, was $641,000 and $672,000, a decrease of $31,000, or 4.6%.  Included in non-interest income for the first quarter of 2009 is a decrease in lease income of $9,000, or 17.3%, resulting from the loss of a tenant in the Company’s main office building due to the tenant’s termination of the lease agreement. A new tenant is currently being sought.  Service charges on deposit accounts decreased $69,000, or 18.7%, for the three months as NSF fees decreased.  Gain on the sale of mortgage loans increased $36,000 or 47.4% for the three months ended March 31, 2009 as compared to the same period for March 31, 2008 as mortgage lending increased primarily as a result of first time home buyer tax credits.  With lower mortgage rates, refinancings have also increased.

The following table shows the detailed components of non-interest income for the three months ended March 31, 2009 as compared to March 31, 2008:

( Dollars in thousands)	March 31, 2009	March 31, 2008	Increase (Decrease)
Service charges on deposit accounts	$301	$370	$(69)
Gain on the sale of mortgage loans held for sale	112	76	36
Lease income	43	52	(9)
BOLI income	75	73	2
Other income	110	101	9
	$641	$672	$ (31)

Non-Interest Expense

Non-interest expense was $2.9 million in the first quarter of 2009, up from $2.8 million in the same quarter of 2008.  While there was a decrease in salary and employee benefit expense of $70,000, it was offset by a $65,000 increase in FDIC insurance expense.  Occupancy expense increased $21,000 due to a new branch opening in the first quarter of 2009.  Professional fees increased $62,000 or 6.7%, for the three months ended March 31, 2009 as compared to the same period for 2008 due primarily to an increase in legal fees in the first three months of 2009 of $49,000 as compared to the same period for 2008. This increase in legal fees is due to an increase in collection efforts by an attorney.  Other expenses increased $66,000 for the three months ended March 31, 2009 as compared to the same period for 2008.  This increase is primarily attributable to losses on the sale of other real estate properties and expenses related to other real estate properties.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended March 31, 2009 and 2008 respectively, compensation expense recorded was $13,000 and $36,000, respectively.  Stock option compensation expense ended in the first quarter of 2009 as all options became fully vested.

The increases (decreases) in expense by major categories are as follows for the three months ended March 31, 2009 as compared to March 31, 2008:

Dollars in thousands)	March 31, 2009	March 31, 2008	Increase (Decrease)
Salaries and employee benefits	1,328	$1,398	$(70)
Net occupancy expense	316	295	21
Equipment expense	180	204	(24)
Advertising	70	97	(27)
Professional fees	155	93	62
Data processing services	136	191	(55)
Franchise shares and deposit tax	125	111	14
FDIC Insurance	101	36	65
Core deposit intangible amortization	70	81	(11)
Postage and office supplies	55	39	16
Telephone and other communication	54	66	(12)
Other operating expenses	271	205	66
	$2,861	$2,816	$45

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2009.  During the first quarter of 2009, income tax (benefit) expense totaled $(65,000), compared to $125,000 for the same period of 2008.  The effective tax rate for the first three months of 2009 was (46.1%) compared to 21.1% for 2008.  The decrease is related to decreases in taxable sources of income and the increase in tax-exempt income.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2003.

Balance Sheet Review

Overview

Total assets at March 31, 2009 were $354.8 million, down from $355.1 million at December 31, 2008, a decrease of $300,000, or 0.1%.  Net loans decreased $2.8 million and federal funds sold increased $781,000.  Available-for-sale securities increased $4.5 million.  Deposits increased by $5.2 million from the prior year end and FHLB borrowings decreased $3.0 million.

Loans

At March 31, 2009, gross loans totaled $269.1 million, compared to $271.7 million at December 31, 2008, a decrease of $2.6 million, or 1.0%.  Total net loans averaged $272.5 million for the first three months of 2009, compared to $265.3 million for the three months ended March 31, 2008, an increase of $7.2 million, or 2.7%.  The Company experienced loan declines in the first three months of the year compared to year-end, primarily in consumer and commercial real estate loans.  The following table presents a summary of the loan portfolio by category:

(Dollars in thousands)	March 31,	% of	December 31,	% of
	2009	Total Loans	2008	Total Loans
Commercial and agricultural	$81,386	30.25%	$79,248	29.16%
Commercial real estate	100,775	37.45%	104,043	38.29%
Residential real estate	73,841	27.44%	74,027	27.24%
Consumer	13,064	4.86%	14,427	5.31%
	$269,066	100.00%	$271,745	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of March 31, 2009, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.7 million to $5.0 million.  The aggregate amount of these credit relationships was $55.7 million.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2009.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
March 31, 2009	Within One Year	After One But Within Five Years	After Five Years	Total
(Dollars in thousands)

Commercial and agricultural	$ 37,700	$31,386	$12,300	$ 81,386
Commercial real estate	25,577	34,694	40,504	100,775
Residential real estate	5,189	17,692	50,960	73,841
Consumer	3,511	9,093	460	13,064
Total	$71,977	$92,865	$104,224	$269,066

Asset Quality and the Allowance for Loan Losses

Asset quality is considered by management to be of primary importance, and the Company employs two full-time internal credit review officers to monitor adherence to the lending policy during the loan review and to take appropriate actions where warranted.  The following table sets forth selected asset quality ratios for the periods indicated.

	March 31, 2009	December 31, 2008
(Dollars in thousands)
Non-performing loans	$ 3,687	$2,550
Non-performing assets	4,363	3,733
Allowance for loan losses	3,958	3,816
Non-performing assets to total loans	1.62%	1.37%
Non-performing assets to total assets	1.23%	1.03%
Net charge-offs to average total loans	.06%	.48%
Allowance for loan losses to non-performing loans	107.35%	149.65%
Allowance for loan losses to total loans	1.47%	1.40%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at March 31, 2009 consisted of $1.5 million of non-accrual loans and $2.2 million of loans past due 90 days or more.  Of the non-accrual loans, $796,000 are loans secured by real estate in the process of collection, $152,000 are loans secured by real estate not in foreclosure, $500,000 are commercial loans, and $38,000 are consumer loans in the process of collection.  The $2.2 million of loans past due 90 days or more include five commercial real estate loans totaling $613,000, six commercial loans totaling $1.6 million, and three consumer loans totaling $33,000.  These past due loans are in varying stages of collection and no future losses have been identified at this time.  Other non-performing assets include $666,000 in other real estate and $10,000 in repossessed equipment and vehicles.

Of the $2.6 million in non-performing loans at December 31, 2008, $1.1 million represented 10 non-accrual loans, and 26 loans over 90 days past due totaling $1.5 million.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also included other real estate owned of one commercial property of $574,000 and four residential real estate properties totaling $608,000.

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

The following table sets forth an analysis of the Company’s allowance for loan losses for the three months ended March 31, 2009 and 2008:

Summary of Loan Loss Experience
	March 31, 2009	March 31, 2008
(Dollars In thousands)
Balance, beginning of year	$3,816	$3,194
Provision for loan losses	300	50
Amounts charged off:
Commercial	(78)	(4)
Commercial real estate	(25)	-
Residential real estate	(34)	-
Consumer	(31)	(13)
Total loans charged off:	(168)	(17)
Recoveries of amounts previously charged off:
Commercial	8	2
Commercial real estate	-	-
Residential real estate	1	13
Consumer	1	6
Total recoveries	10	21
Net (charge-offs) recoveries	(158)	4
Balance, end of period	$3,958	$3,248

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss
	March 31, 2009		December 31, 2008		March 31, 2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 891	27.44%	$ 823	27.24%	$ 910	26.55%
Consumer and other loans	219	4.86%	340	5.31%	287	5.87%
Commercial and agriculture	1,941	30.25%	1,641	29.16%	1,086	33.88%
Commercial real estate	846	37.45%	830	38.29%	834	33.70%
Unallocated	61	0.00%	182	0.00%	131	0.00%
Total allowance for loan losses	$ 3,958	100.00%	$ 3,816	100.00%	$ 3,248	100.00%

The Company believes that the allowance for loan losses of $4.0 million at March 31, 2009 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  The Company has an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $42.4 million for the first three months of 2009, compared to $42.0 million for 2008.  The table below presents the carrying value of securities by major category.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)

U.S. Government agencies	$ 8,678	$ 4,504
Mortgage-backed securities	15,797	15,582
Municipal securities	19,340	19,042
Other securities	640	800
Total available-for-sale securities	$ 44,455	$ 39,928

The table below presents the maturities and yield characteristics of securities as of March 31, 2009.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2009		Over	Over
(Dollars in thousands)		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ 940	$ 7,729	$ -	$ -	$ 8,669	$ 8,678
Mortgage-backed securities:(1)	-	8,782	5,804	721	15,307	15,797
Municipal securities	-	1,265	7,896	10,194	19,355	19,340
Other securities	-	-	-	1,860	1,860	640
Total available- for sale -securities	$ 940	$ 17,776	$ 13,700	$ 12,775	$ 45,191	$ 44,455

Percent of total	2.1%	39.3%	30.3%	28.3%	100.0%
Weighted average yield(2)	3.07%	3.69%	5.41%	5.95%	4.85%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on March 2009 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax- equivalent basis.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at March 31, 2009.  The primary decline in market value stems from one single issue trust preferred security which has declined due to inactivity in the market. No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade. For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rates cuts in the market and market illiquidity.  The Company has the intent and ability to hold these securities until recovery.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer and brokered deposits.  As of March 31, 2009, total deposits were $278.2 million, compared to total deposits of $273.0 million at December 31, 2008, an increase of $5.2 million or 1.9%.

Total deposits averaged $274.7 million during the first three months of 2009, a decrease of $14.8 million, or 5.1%, compared to $289.5 million in 2008.  Time deposits of $100,000 or more averaged $70.3 million and $68.5 million for the three months ended March 31, 2009, and 2008, respectively.  Interest expense on time deposits of $100,000 or more was $685,000 for the first three months of 2009, compared to $800,000 for the first three months of 2008.  The average cost of time deposits greater than $100,000 for the three months ending March 31, 2009, and 2008, was 3.95% and 4.70%, respectively.  The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2009 and December 31, 2008.

Maturity of Time Deposits of $100,000 or more
(Dollars in thousands)	March 31, 2009	December 31, 2008

Three months or less	$21,059	$ 9,118
Over three through six months	9,559	20,842
Over six through twelve months	13,031	16,028
Over one year through three years	17,020	20,225
Over three years through 5 years	9,960	10,127
Over five years	-	-
Total	$ 70,629	$76,340

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2009:

(Dollars in thousands)
Type	Maturity	Rate	Amount
Variable	June 16, 2009	0.46%	$3,000
Fixed	May 27, 2009	0.61%	6,000
Fixed	July 31, 2009	5.14%	2,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$24,500

At March 31, 2009, we had available collateral to borrow an additional $14.2 million from the FHLB.

Other Borrowings.

At March 31, 2009, we had established Federal Funds lines of credit totaling $24.6 million with four correspondent banks.  No amounts were drawn as of March 31, 2009.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  During the third quarter of 2008 the Bank was awarded a bid for a public school construction account for $10 million that is now included in the repurchase agreement balance at a fixed rate.  Information regarding federal funds purchased and securities sold under repurchase agreements as of March 31, 2009, is presented below.

(Dollars in thousands)
March 31, 2009
Federal funds purchased and repurchase agreements:
Balance at period end	$5,842
Weighted average rate at period end	2.73%
Average balance during the three months ended March 31, 2009	$6,799
Weighted average rate for the three months ending March 31, 2009 during the year	2.92%
Maximum month-end balance	$6,878

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2009 was 3.09%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets.  The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2009	December 31, 2008	Regulatory Minimum
Tier I leverage ratio	11.01%	11.31%	4.00%
Tier I risk-based capital ratio	13.44%	13.52%	4.00%
Total risk-based capital ratio	14.69%	14.77%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2009	December 31, 2008	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	9.43%	9.68%	4.00%	5.00%
Tier I risk-based capital ratio	11.44%	11.53%	4.00%	6.00%
Total risk-based capital ratio	12.69%	12.78%	8.00%	10.00%

At March 31, 2009 and December 31, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s capital ratios decreased at March 31, 2009 due to an increase in the amount of tax credit disallowed for Tier 1 capital purposes and a limitation on the amount of allowance for loan losses eligible for Tier 2 capital purposes.

During the third quarter of 2004, we completed the private placement of 250 shares of Cumulative Convertible Preferred Stock at a stated value of $31,992 per share, for an aggregate purchase price of $7,998,000.  The preferred stock is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at a conversion price per share of $14.06.

During the fourth quarter of 2008, 250 shares of Series A preferred stock, at a stated value of $35,116 per share, were issued to the U.S. Treasury in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  The Series A preferred stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to common stock and pari passu with the Company’s cumulative convertible preferred stock.  This cumulative preferred stock pays a 5% annual dividend, increasing to 9% after 5 years.

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

At March 31, 2009, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase .55% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 7.59%.  Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.

Item 4.  Controls and Procedures

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

PART II-OTHER INFORMATION
Item 6. Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 3 of the Registrant’s Form 10-QSB dated June 30, 2004).

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed June 5, 2007).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed December 23, 2008).

3.5	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K/A filed April 27, 2009).

4.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibits 3.2, 3.3 and 3.4).

4.3	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.5).

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

CITIZENS FIRST CORPORATION

Date:	May 14, 2009	/s/M. Todd Kanipe
M. Todd Kanipe
Interim President and Chief Executive Officer
(Principal Executive Officer)

	May 14, 2009	/s/ Dawn S. Forbes
Dawn S. Forbes
Executive Vice President, Finance and Principal Financial Officer

                                                26