Form 10-Q
period 2009-06-30
CITIZENS FIRST CORP
filed 2009-08-14
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 14, 2009
Common Stock, no par value per share	1,968,777 shares

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1.    Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	June 30, 2009	December 31, 2008
	(Dollars in thousands except share data)
Assets
Cash and due from financial institutions	$6,886	$9,248
Federal funds sold	500	6,083

Cash and cash equivalents	7,386	15,331

Available for sale securities	41,602	39,928
Loans held for sale	1,201	553
Loans, net of allowance of $3,657 and $3,816 at June 30, 2009 and December 31, 2008, respectively	257,655	267,929
Premises and equipment, net	11,335	11,315
Bank owned life insurance	6,608	6,457
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,043	2,358
Deferred income taxes	4,512	2,971
Goodwill	2,575	2,575
Core deposit intangible	1,430	1,569
Other assets	903	2,114

Total assets	$339,275	$355,125

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$37,055	$27,247
Savings, NOW and money market	68,721	69,548
Time	158,063	176,220

Total deposits	263,839	273,015

Securities sold under repurchase agreements	3,427	8,258
FHLB advances	28,000	27,500
Subordinated debentures	5,000	5,000
Accrued interest payable	443	683
Other liabilities	1,451	1,384

Total liabilities	302,160	315,840
Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 250 shares; issued and outstanding 250 shares at June 30, 2009 and at December 31, 2008; liquidation preference of $7,659 at June 30, 2009 and December 31, 2008	7,659	7,659
5.0% Series A preferred stock, no par value; authorized 250 shares; issued and outstanding 250 shares at June 30, 2009 and at December 31, 2008; liquidation preference of $8,779 at June 30, 2009 and December 31, 2008	8,491	8,459
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2009 and at December 31, 2008	27,072	27,058
Accumulated deficit	(5,107)	(3,228)
Accumulated other comprehensive loss	(1,000)	(663)
Total stockholders' equity	37,115	39,285
Total liabilities and stockholders' equity	$339,275	$355,125
See Notes to Consolidated Financial Statements

Citizens First Corporation
Consolidated Statements of Operations (Unaudited)
For the three months ended June 30	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$3,848	$4,615
Taxable securities	196	273
Non-taxable securities	189	188
Federal funds sold and other	24	50
Total interest and dividend income	4,257	5,126
Interest expense
Deposits	1,422	2,181
Securities sold under agreements to repurchase and other borrowings	34	13
FHLB advances	169	188
Subordinated debentures	36	55
Total interest expense	1,661	2,437
Net interest income	2,596	2,689
Provision for loan losses	2,900	227
Net interest income (loss) after provision for loan losses	(304)	2,462
Non-interest income
Service charges on deposit accounts	340	402
Net gains on sales of mortgage loans	83	62
Lease income	38	53
Gain on sale of investments	361	0
Income from company-owned life insurance	75	74
Other income	135	114
Total non-interest income	1,032	705
Non-interest expenses
Salaries and employee benefits	1,460	1,275
Net occupancy expense	358	325
Equipment expense	197	184
Advertising and public relations	134	95
Professional fees	173	99
Data processing services	186	189
Franchise shares and deposit tax	124	118
FDIC Insurance	260	55
Core deposit intangible amortization	68	69
Postage and office supplies	60	49
Telephone and other communication	46	65
Other	192	208
Total non-interest expenses	3,258	2,731
Income (loss) before income taxes	(2,530)	436
Provision for income taxes	(953)	66
Net income (loss)	$(1,577)	$ 370
Dividends declared and discount accretion on preferred stock	256	130
Net income (loss) available for common stockholders	$(1,833)	$ 240
Earnings (loss) per common share, basic and diluted	$(0.93)	$0.13
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Operations (Unaudited)
For the six months ended June 30	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$7,866	$9,504
Taxable securities	462	584
Non-taxable securities	377	361
Federal funds sold and other	51	118
Total interest and dividend income	8,756	10,567
Interest expense
Deposits	2,998	4,573
Securities sold under agreements to repurchase and other borrowings	83	27
FHLB advances	344	356
Subordinated debentures	74	135
Total interest expense	3,499	5,091
Net interest income	5,257	5,476
Provision for loan losses	3,200	277
Net interest income after provision for loan losses	2,057	5,199
Non-interest income
Service charges on deposit accounts	641	772
Net gains on sales of mortgage loans	195	138
Lease income	81	105
Gain on sale of investments	361	0
Income from company-owned life insurance	150	147
Other income	245	215
Total non-interest income	1,673	1,377
Non-interest expenses
Salaries and employee benefits	2,788	2,673
Net occupancy expense	674	620
Equipment expense	377	388
Advertising and public relations	216	209
Professional fees	328	192
Data processing services	322	380
Franchise shares and deposit tax	251	229
FDIC Insurance	361	91
Core deposit intangible amortization	138	150
Postage and office supplies	115	88
Telephone and other communication	100	131
Other	449	396
Total non-interest expenses	6,119	5,547
Income (loss) before income taxes	(2,389)	1,029
Provision for income taxes	(1,018)	191
Net income (loss)	$(1,371)	$ 838
Dividends declared and discount accretion on preferred stock	508	259
Net income (loss) available for common stockholders	$(1,879)	$ 579
Earnings (loss) per common share, basic and diluted	$(0.95)	$0.30
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the six months ended June 30

	2009	2008
	(Dollars in thousands)

Balance January 1	$39,285	$37,296
Net income (loss)	(1,371)	838
Issuance of common stock	-	93
Stock-based compensation	13	58
Payment of common dividend, $0.05 per share	-	(99)
Payment of preferred dividends, $951 and $1,036 per share for 2009 and 2008	(475)	(259)
Other comprehensive income (loss), net of tax	(337)	(452)
Balance at end of period	$37,115	$37,475

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the three months ended June 30

	2009	2008
	(Dollars in thousands)

Net income (loss)	$ (1,577)	$ 370
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(515)	(506)

Comprehensive income (loss)	$(2,092)	$(136)

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the six months ended June 30

	2009	2008
	(Dollars in thousands)

Net income (loss)	$ (1,371)	$ 838
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	(337)	(452)

Comprehensive income (loss)	$ (1,708)	$ 386

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30	2009	2008
	(Dollars in thousands)
Operating activities:
Net income (loss)	$ (1,371)	$ 838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421	424
Stock-based compensation expense	13	58
Provision for loan losses	3,200	277
Amortization of premiums and discounts on securities	57	14
Amortization of core deposit intangible	138	150
Deferred income taxes	(1,037)	(232)
Sale of mortgage loans held for sale	15,151	9,149
Origination of mortgage loans for sale	(15,604)	(9,667)
Gain on the sale of securities available for sale	(361)	-
Gain on the sale of property plant and equipment	(10)	-
Gains on sales of loans	(195)	(138)
Net loss on sale of other real estate owned	75	23
FHLB stock dividends received	-	(52)
Changes in:
Interest receivable	315	211
Other assets	(85)	(388)
Interest payable and other liabilities	-	53
Net cash provided by operating activities	707	720
Investing activities:
Loan originations and payments, net	6,849	(29,258)
Purchases of premises and equipment	(530)	(420)
Purchase of available-for-sale securities	(18,592)	(5,059)
Proceeds from maturities of available-for-sale securities	4,434	7,767
Proceeds from sales of available-for-sale securities	12,278	-
Proceeds from sale of other real estate owned	792	93
Proceeds from disposal of property plant and equipment	99	-
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	-	(278)
Net cash provided by (used in) investing activities	5,330	(27,155)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	8,981	(8,222)
Net change in time deposits	(18,157)	30,967
Proceeds from FHLB advances	14,000	2,000
Repayment of FHLB advances	(13,500)	(1,368)
Net change in repurchase agreements	(4,831)	(1,098)
Dividends paid on preferred stock	(475)	(259)
Dividends paid on common stock	-	(99)
Net cash provided by (used in) financing activities	(13,982)	21,921
Decrease in cash and cash equivalents	(7,945)	(4,514)
Cash and cash equivalents, beginning of year	15,331	13,862
Cash and cash equivalents, end of quarter	$7,386	$9,348
Supplemental Cash Flows Information:
Interest paid	$3,738	$5,253
Income taxes paid	$ -	$ 50
Loans transferred to other real estate	$ 225	$ 832
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ -	$ 93
Deferred revenue related to a sale leaseback transaction	$ 8	$ 8
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

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

(2) Adoption of New Accounting Standards

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1) whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance. FSP FAS 141R-1 is effective for new acquisitions consummated on or after January 1, 2009.  Adoption of this FSP did not impact the results of operations or financial position but will depend on future acquisitions, if any.

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not

Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption was permitted for periods ending after March 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in the Foonotes.

In May 2009, the FASB issued Statement No. 165, Subsequent Events.  Statement 165 moves part of the audit literature regarding subsequent events into the accounting standards.  The Statement does not change the criteria used when accounting for subsequent events, though the terms are changed to “recognized subsequent events” (previously Type 1) and “nonrecognized subsequent events” (previously Type 2).  Although the Statement did not change the recognition principles for subsequent events, it did create some new requirements and disclosures. A public entity is required to evaluate subsequent events through the date that the “financial statements are issued”.
The Statement is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.  For the financial statements related to the three and six month periods ending June 30, 2009 and 2008 contained herein, we evaluated subsequent events through August 14, 2009, the date these financial statements were filed with the SEC.

Recently Issued and Not Yet Effective Accounting Standards:

In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R).  Statement No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement No. 167 amends FIN 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Statement Nos. 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company plans to adopt these statements in the first quarter of 2010; however, does not expect the adoption to have a material effect on the results of operations or financial position.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.  With the issuance of Statement No. 168 the FASB Accounting Standards Codification TM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company plans to adopt this statement in the fourth quarter; however, does not expect the adoption to have a material effect on the results of operations or financial position.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the six month period ended June 30, 2009.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation, effective January 1, 2006.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. For the three months ended June 30, 2009, and 2008, compensation expense was $0 and $22,000.  For the six months ended June 30, 2009, and 2008, compensation expense was $13,000 and $58,000.  As of June 30, 2009, there is no unrecognized compensation expense associated with stock options.

A summary of the status of the plans at June 30, 2009, and changes during the period then ended is presented below:

	2009
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	139,133	$15.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, end of period	139,133	$15.16
Options exercisable, end of period	139,133	$15.16

The weighted average remaining term for outstanding and exercisable stock options was 5.44 years at June 30, 2009.  The aggregate intrinsic value at June 30, 2009 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options, warrants, and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2009 and 2008.

Dollars in thousands, except per share data
	Quarter ended June 30, 2009			Quarter ended June 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income (loss)	$ (1,577)			$ 370
Less: Dividends and accretion on preferred stock	(256)			(130)
Net income (loss) available to common shareholders	$ (1,833)	1,968,777	$(0.93)	$ 240	1,962,614	$0.13

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrant	-	-		-	-
Diluted earnings per common share

Net income (loss) available to common shareholders and assumed conversions	$ (1,833)	1,968,777	$(0.93)	$ 240	1,962,614	$0.13
Dollars in thousands, except per share data
	Six months ended June 30, 2009			Six months ended June 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income (loss)	$ (1,371)			$ 838
Less: Dividends and accretion on preferred stock	(508)			(259)
Net income (loss) available to common shareholders	$ (1,879)	1,968,777	$ (0.95)	$ 579	1,961,098	$0.30

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrant	-	-		-	-
Diluted earnings per common share

Net income (loss) available to common shareholders and assumed conversions	$ (1,879)	1,968,777	$ (0.95)	$ 579	1,961,098	$0.30

Stock options for 139,133 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2009 and 2008, respectively, because they are anti-dilutive.  Convertible preferred shares of 568,750 and the common stock warrant of 254,218 shares are not included because they are anti-dilutive as of June 30, 2009 and 2008.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at June 30, 2009, Using (Dollars in Thousands)

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying value
Assets:
Securities available-for-sale
U. S. government agencies	$19,465		$19,465
State and municipal	$19,091		$19,091
Mortgage-backed securities -residential	$ 2,406		$ 2,406
Trust preferred security	$ 640		$ 640

Total investment securities	$41,602	-	$41,602	-

	Fair Value Measurements at December 31, 2008, Using (Dollars in Thousands)

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying Value
Assets:
Securities available-for-sale
U. S. government agencies	$4,504		$4,504
State and municipal	$19,042		$19,042
Mortgage-backed securities -residential	$15,582		$15,582
Trust preferred security	$ 800		$ 800

Total investment securities	$39,928	-	$39,928	-

Assets and liabilities measured on a non-recurring basis at June 30, 2009, consist of impaired loans and other real estate owned.  Total impaired loans as of June 30, 2009 were $2.6 million, a decrease of $1.1 million from March 31, 2009.  Of the impaired loans at June 30, 2009, $2.5 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $2.5 million, with a valuation allowance of $412,000 results in a fair value, net of related allowance, of $2.1 million at June 30, 2009.  The change in valuation allowance for impaired loans was a decrease of $523,000 and $163,000 for the three and six months ended June 30, 2009.

The carrying value of other real estate owned is $541,000.  Total writedowns of other real owned during the three and six months ended June 30, 2009 were $17,500 and were $51,000, respectively.  Impaired loans and other real estate owned were measured at fair value based on independent third-party appraisals of the underlying collateral adjusted for other factors management deemed relevant to arrive at a representative fair value and are considered level 3 inputs.

Total impaired loans at June 30, 2008 were $2.5 million.  Of these loans, $2.0 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $2.0 million, with a valuation allowance of $378,000 results in a fair value, net of related allowance, of $1.6 million at June 30, 2008. The change in valuation allowance for impaired loans was an increase of $110,000 and a decrease of $128,000 for the three and six months ended June 30, 2009.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral and are considered level 3 inputs.

Carrying amount and estimated fair values of financial instruments, not previously presented, at June 30, 2009 were as follows:

	June 30, 2009		December 31, 2008
	(Dollars in Thousands)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	$ 7,386	$ 7,386	$ 15,331	$ 15,331
Loans held for sale	1,201	1,201	553	553
Loans, net of allowance	255,500	251,132	265,954	270,146
Accrued interest receivable	2,043	2,043	2,358	2,358
Federal Home Loan Bank stock	2,025	n/a	2,025	n/a

Financial Liabilities
Deposits	$ 263,839	$ 266,336	$ 273,015	$ 276,473
Securities sold under repurchase agreements	3,427	3,427	8,258	8,258
FHLB advances	28,000	27,767	27,500	27,477
Subordinate debentures	5,000	2,998	5,000	2,998
Accrued interest payable	443	443	683	683

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

(6)	Investment Securities

The following table summarizes the amortized cost and fair value of the sale investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of gross unrealized gains and losses therein:

	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Value
		Gains	Losses
	(Dollars in Thousands)
June 30, 2009
U. S. government agencies	$ 19,533	$24	$ (92)	$19,465
State and municipal	19,349	113	(371)	19,091
Mortgage-backed securities –residential	2,375	31	-	2,406
Trust preferred security	1,861	-	(1,221)	640

Total investment securities	$43,118	$168	$(1,684)	$41,602

December 31, 2008
U. S. government agencies	$4,470	$34	$ -	$4,504
State and municipal	19,362	155	(475)	19,042
Mortgage-backed securities – residential	15,241	342	(1)	15,582
Trust preferred security	1,860	-	(1,060)	800

Total investment securities	$40,933	$531	$(1,536)	$39,928

The amortized cost and fair value of investment securities at June 30, 2009 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2009
	Available for Sale
	(Dollars in Thousands)
	Amortized Cost	Fair Value

Due in one year or less	$ -	$ -
Due from one to five years	20,194	20,188
Due from five to ten years	8,495	8,532
Due after ten years	12,054	10,476
Mortgage-backed	2,375	2,406
Total	$43,118	$41,602

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
June 30, 2009
U.S. government agencies	$ 8,722	$ (92)	$ -	$ -	$ 8,722	$ (92)
State and municipal	11,834	(363)	116	(8)	11,950	(371)
Mortgage-backed securities-residential	-	-	-	-	-	-
Trust preferred security	-	-	640	(1,221)	640	(1,221)

Total temporarily impaired	$20,556	$(455)	$756	$(1,229)	$21,312	$(1,684)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2008
U.S. government agencies	$ -	$ -	$ -	$ -	$ -	$ -
State and municipal	8,964	(346)	2,012	(129)	10,976	(475)
Mortgage-backed securities - residential	-	-	290	(1)	290	(1)
Trust preferred security	800	(1,060)	-	-	800	(1,060)

Total temporarily impaired	$9,764	$(1,406)	$2,302	$(130)	$12,066	$(1,536)

Proceeds from sales of securities available for sale were $12.3 million for the six months ended June 30, 2009.  Gross gains of $361,000 were realized on these sales during 2009.  No securities were sold during the six months ended June 30, 2008.

There were no sales of securities available for sale for the three months ended June 30, 2009 and 2008, respectively.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities classified as available for sale are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

As of June 30, 2009, the Company’s security portfolio consisted of $41.6 million fair value of securities, $21.3 million of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s trust preferred securities, as discussed below.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at June 30, 2009.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates cuts in the market and market illiquidity.  The Company does not intend or is not expected to be required to sell these securities before recovery of their amortized cost basis.

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security is not considered to be other-than-temporarily impaired.

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

Results of Operations

The Company reported a net loss before dividends to preferred shareholders for the three months ended June 30, 2009 of $(1,577,000) compared to net income of $370,000 in the second quarter of 2008.  Net loss available to common shareholders was $(1,833,000) or, $(.93) per basic and diluted share this quarter, compared to net income available to common shareholders of $240,000, or $0.13 per basic and diluted common share for the first quarter of 2008.  Net income was impacted negatively by further compression in the net interest margin, provision expense, and a FDIC insurance special assessment in addition to a normal increase in premiums.

The annualized return on average assets for the Company was (.79)% for the six months ended June 30, 2009, compared to .47% for the previous year.  The decline in return on average assets is primarily attributable to an increase in the provision in the second quarter of 2009 by $2.7 million over the second quarter of 2008.  The Company’s annualized return on average equity was (6.79)% for the six months ending June 30, 2009, compared to an annualized return of 4.44% for the six months ending June 30, 2008.

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

For the quarter ended June 30, 2009, net interest income was $2.6 million, a decrease of $100,000 from net interest income of $2.7 million for the comparable period in 2008.  For the six months ended June 30, 2009, net interest income was $5.3 million, a decrease of $200,000 from net interest income of $5.5 million for the comparable period in 2008.

The net interest margin on a tax equivalent basis (“TE”) for the six months ended June 30, 2009 was 3.45%, compared to 3.58% in 2008.  This decrease of 13 basis points is attributable to the decline in the prime rate since June 2008.  The Company’s yield on earning assets (TE) for the current year was 5.67%, a decrease of 113 basis points from 6.80% in the same period a year ago.  While the yield declined in most areas of earning assets, loans were the primary contributor, decreasing 118 basis points.  With a significant amount of loans tied to the prime rate without a minimum interest rate provision, loans repriced downward faster than interest-bearing liabilities.  The cost of funds for the six months ended June 30, 2009 was 2.58%, a decrease of 94 basis points from 3.52% in the same period a year ago.

The following table sets forth for the six months ended June 30, 2009 and 2008, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Six months ended June 30,		2009			2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 4,764	$ 5.21%		$ 4,666	$ 66	2.84%
Available-for-sale securities (1)
Taxable	23,246	462	4.01%	22,618	584	5.19%
Nontaxable (1)	19,346	571	5.95%	18,476	546	5.94%
Federal Home Loan Bank stock	2,025	46	4.58%	1,955	52	5.35%
Loans, net (2)	269,105	7,866	5.89%	270,373	9,504	7.07%
Total interest earning assets	318,486	8,950	5.67%	318,088	10,752	6.80%
Non-interest earning assets	33,202			40,810
Total Assets	$ 351,688			$ 358,898

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 60,257	$ 188.63%		$ 68,697	$ 325.95%
Savings accounts	8,735	13.30%		7,599	22.58%
Time deposits	167,292	2,797	3.37%	189,055	4,226	4.50%
Total interest-bearing deposits	236,284	2,998	2.56%	265,351	4,573	3.47%
Short-term borrowings	25	0	0.00%	509	7	2.74%
Securities sold under repurchase agreements	5,760	83	2.91%	2,625	20	1.53%
FHLB borrowings	26,575	344	2.61%	17,578	356	4.07%
Subordinated debentures	5,000	74	2.98%	5,000	135	5.43%
Total interest-bearing liabilities	273,644	3,499	2.58%	291,063	5,091	3.52%
Non-interest bearing deposits	35,457			27,121
Other liabilities	1,859			2,775
Total liabilities	310,960			320,959
Stockholders’ equity	40,728			37,939
Total Liabilities and Stockholders’ Equity	$ 351,688			$ 358,898
Net interest income		$ 5,451			$ 5,661
Net interest spread (1)			3.09%			3.28%
Net interest margin (1) (3)			3.45%			3.58%
Return on average assets ratio			(.79%)			.47%
Return on average equity ratio			(6.79%)			4.44%
Average equity to assets ratio			11.33%			10.57%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended June 30, 2009 and 2008.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.
	Six Months Ended
(Dollars in thousands)	June 30,
	2009 vs. 2008
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(62)	$ 1	$ (61)
Available-for-sale-securities:
Taxable	(138)	16	(122)
Nontaxable (1)	(-)	25	25
FHLB stock	(8)	2	(6)
Loans, net	(1,594)	(44)	(1,638)
Total net change in income on earning assets	(1,802)	-	(1,802)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(97)	(40)	(137)
Savings accounts	(12)	3	(9)
Time deposits	(944)	(485)	(1,429)
Securities sold under repurchase agreements	39	24	63
FHLB borrowings	(194)	182	(12)
Short-term borrowings	0	(7)	(7)
Subordinated debentures	(61)	0	(61)
Total net change in expense on interest-bearing liabilities	(1,269)	(323)	(1,592)

Net change in net interest income	$ (533)	$(323)	$ (210)

Percentage change	(253.81)%	(153.81)%	100.0%
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

The provision for loan losses for the second quarter of 2009 was $2.9 million, or 1.08% of average loans, compared to $227,000, or 0.08% of average loans for the second quarter of 2008.  For the six months ended June 30, 2009 and 2008, the provision for loan losses was $3.2 million and $277,000, respectively.  The increase in the provision expense is reflective of the charge-off of previously classified loans that have experienced further deterioration in the current economic environment.  Non-performing assets totaled $3.1 million at June 30, 2009, compared to $3.7 million at December 31, 2008, a decrease of $600,000.  The decrease in non-performing assets can be attributed primarily to the sale of other real estate owned since December 31, 2008.

Non-Interest Income

Non-interest income for the three months ended June 30, 2009 and 2008, respectively, was $1,032,000 and $705,000, an increase of $327,000, or 46.4%.  Included in non-interest income for the second quarter of 2009 is a gain on the sale of several mortgage-backed securities of $361,000. Service charges on deposit accounts decreased $62,000, or 15.4%, for the three months ended June 30, 2009 as compared to the same period for 2008.

Non-interest income for the six months ended June 30, 2009 and 2008, respectively, was $1,673,000 and $1,377,000, an increase of $296,000, or 21.5%.  Included in non-interest income for the first six months of  2009 is a decrease in lease income of $24,000, or 22.9%, resulting from the loss of a tenant in the Company’s main office building due to the tenant’s termination of the lease agreement. A new tenant is currently being sought.  Service charges on deposit accounts decreased $131,000 for the first six months of 2009, or 17%, as compared to the first six months of 2008.  Gain on the sale of mortgage loans increased $57,000, or 41.3%, for the six months ended June 30, 2009 as compared to the same period for 2008, as mortgage lending increased primarily as a result of first time home buyer tax credits.  With lower mortgage rates, home refinancings have also increased.

The following table shows the detailed components of non-interest income for the six months ended June 30, 2009 as compared to June 30, 2008:

( Dollars in thousands)	June 30, 2009	June 30, 2008	Increase (Decrease)
Service charges on deposit accounts	$641	$772	$(131)
Gain on the sale of mortgage loans held for sale	195	138	57
Lease income	81	105	(24)
Gain on the sale of investments	361	-	361
BOLI income	150	147	3
Other income	245	215	30
	$1,673	$1,377	$ 296

Non-Interest Expense

Non-interest expense was $3.3 million in the second quarter of 2009, up from $2.7 million in the same quarter of 2008, an increase of $527,000, or 19.3%.  An increase in salary and employee benefit expense of $185,000, due to a severance payment in the second quarter of 2009 offset by a reduction in the number of employees in 2008 due to streamlining of personnel in the first quarter of 2008 and a reduction in stock-based compensation expense in 2009 accounted for the most significant variance compared to the same period in 2008.  Professional fees increased $74,000, or 74.7%, for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 as a result of the legal fees associated with the termination of the an executive officer and fees on problem loans.  FDIC insurance increased $205,000 in the second quarter of 2009, or 372.7%, as compared to the same period for 2008.  The second quarter of 2009 included a 5 basis point special assessment in addition to the increased premiums implemented in 2009 to replenish the deposit insurance fund.

Non-interest expense was $6.1 million for the six months ended June 30, 2009, up from $5.5 million in the same period of 2008.  Occupancy expense increased $54,000 due to a new branch opening in the first quarter of 2009.  Professional fees increased $136,000 or 70.8%, for the six months ended June 30, 2009 as compared to the same period for 2008 due primarily to the increase in legal fees in the second quarter of 2009 noted above.  FDIC insurance increased $270,000 for the first six months of 2009 as compared to the first six months of 2008 due to the increased FDIC assessments.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of FASB Statement No. 123 Revised (SFAS 123R), Accounting for Stock-Based Compensation.  SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended June 30, 2009 and 2008, compensation expense recorded was $0 and $22,000, respectively. For the six months ended June 30, 2009 and 2008, compensation expense recorded was $13,000 and $58,000, respectively.   Stock option compensation expense ended in the first quarter of 2009 as all options fully vested.

The increases (decreases) in expense by major categories are as follows for the six months ended June 30, 2009 as compared to June 30, 2008:

Dollars in thousands	June 30, 2009	June 30, 2008	Increase (Decrease)
Salaries and employee benefits	$2,788	$2,673	$115
Net occupancy expense	674	620	54
Equipment expense	377	388	(11)
Advertising	216	209	7
Professional fees	328	192	136
Data processing services	322	380	(58)
Franchise shares and deposit tax	251	229	22
FDIC Insurance	361	91	270
Core deposit intangible amortization	138	150	(12)
Postage and office supplies	115	88	27
Telephone and other communication	100	131	(31)
Other operating expenses	449	396	53
	$6,119	$5,547	$572

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2009.  During the second quarter of 2009, income tax (benefit) expense totaled $(953,000), compared to $66,000 for the same period of 2008.  The effective tax rate for the second quarter of 2009 was (37.7%), compared to 15.1% for 2008.  Income tax (benefit) expense for the first six months of 2009 was $(1,018,000), compared to $191,000 for the first six months of 2008.  The effective tax rate for the first six months of 2009 was (42.6%), compared to 18.6% for 2008.  The decrease is related to the negative earnings after provision expense, while income on tax-exempt securities and earnings from company-owned life insurance has remained consistent.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky franchise and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2004.

Balance Sheet Review

Overview

Total assets at June 30, 2009 were $339.3 million, down from $355.1 million at December 31, 2008, a decrease of $15.8 million, or 4.4%.  Net loans decreased $10.3 million and federal funds sold decreased $5.6 million.  Available-for-sale securities increased $1.7 million.  Deposits decreased by $9.2 million from the prior year end and FHLB borrowings increased $500,000.

Loans

At June 30, 2009, gross loans totaled $261.3 million, compared to $271.7 million at December 31, 2008, a decrease of $10.4 million, or 3.8%.  Total net loans averaged $269.1 million for the first six months of 2009, compared to $270.4 million for the six months ended June 30, 2008, a decrease of $1.3 million, or 0.5%.  The Company experienced loan declines in the first six months of the year compared to year-end, primarily in commercial, agricultural, and commercial real estate loans. While the Company continues to have new loan originations, the Company has experienced payoffs on loans whose pricing did not contribute positively to the overall net interest margin. In addition, $2.6 million of participation loans purchased by the Company were bought back due to low loan demand at the originating institutions. The following table presents a summary of the loan portfolio by category:

(Dollars in thousands)	June 30,	% of	December 31,	% of
	2009	Total Loans	2008	Total Loans
Commercial and agricultural	$75,066	28.73%	$79,248	29.16%
Commercial real estate	100,611	38.50%	104,043	38.29%
Residential real estate	73,577	28.16%	74,027	27.24%
Consumer	12,058	4.61%	14,427	5.31%
	$261,312	100.00%	$271,745	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2009, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.6 million to $5.2 million.  The aggregate amount of these credit relationships was $54.5 million.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2009.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
June 30, 2009	Within One Year	After One But Within Five Years	After Five Years	Total
(Dollars in thousands)

Commercial and agricultural	$ 34,120	$28,806	$12,140	$ 75,066
Commercial real estate	28,586	32,857	39,168	100,611
Residential real estate	5,193	17,175	51,209	73,577
Consumer	2,955	8,619	484	12,058
Total	$70,854	$87,457	$103,001	$261,312

Asset Quality and the Allowance for Loan Losses

Asset quality is considered by management to be of primary importance, and the Company employs two full-time internal credit review officers to monitor adherence to the lending policy during the loan review and to take appropriate actions where warranted.  The following table sets forth selected asset quality ratios for the periods indicated.

	June 30, 2009	December 31, 2008
(Dollars in thousands)
Non-performing loans	$ 2,567	$2,550
Non-performing assets	3,108	3,733
Allowance for loan losses	3,657	3,816
Non-performing assets to total loans	1.19%	1.37%
Non-performing assets to total assets	0.92%	1.03%
Net charge-offs to average total loans	1.26%	.48%
Allowance for loan losses to non-performing loans	142.46%	149.65%
Allowance for loan losses to total loans	1.40%	1.40%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at June 30, 2009 consisted of $2.5 million of non-accrual loans and $100,000 of loans past due 90 days or more.  Of the non-accrual loans, $535,000 are loans secured by real estate in the process of collection, $151,000 are loans secured by real estate not in foreclosure, $1,743,000 are commercial loans, and $38,000 are consumer loans in the process of collection.  The $100,000 of loans past due 90 days or more include one residential real estate loan totaling $80,000, two commercial loans totaling $2,000, and three consumer loans totaling $18,000.  These past due loans are in varying stages of collection and no future losses have been identified at this time.  Other non-performing assets include $541,000 in other real estate.

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

The following table sets forth an analysis of the Company’s allowance for loan losses for the six months ended June 30, 2009 and 2008:

Summary of Loan Loss Experience
	June 30, 2009	June 30, 2008
(Dollars In thousands)
Balance, beginning of year	$3,816	$3,194
Provision for loan losses	3,200	277
Amounts charged off:
Commercial	(2,602)	(4)
Commercial real estate	(516)	-
Residential real estate	(151)	(200)
Consumer	(165)	(53)
Total loans charged off:	(3,434)	(257)
Recoveries of amounts previously charged off:
Commercial	59	13
Commercial real estate	-	-
Residential real estate	14	13
Consumer	2	8
Total recoveries	75	34
Net (charge-offs) recoveries	(3,359)	(223)
Balance, end of period	$3,657	$3,248

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss
	June 30, 2009		December 31, 2008		June 30, 2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 809	28.16%	$ 823	27.24%	$ 924	26.94%
Consumer and other loans	188	4.61%	340	5.31%	236	5.13%
Commercial and agriculture	1,647	28.73%	1,641	29.16%	1,304	33.21%
Commercial real estate	874	38.50%	830	38.29%	608	34.72%
Unallocated	139	0.00%	182	0.00%	176	0.00%
Total allowance for loan losses	$ 3,657	100.00%	$ 3,816	100.00%	$ 3,248	100.00%

The Company believes that the allowance for loan losses of $3.7 million at June 30, 2009 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  The Company has an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $42.6 million for the first six months of 2009, compared to $41.1 million for 2008.  The table below presents the carrying value of securities by major category.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)

U.S. Government agencies	$ 19,465	$ 4,504
Mortgage-backed securities	2,406	15,582
Municipal securities	19,091	19,042
Trust preferred security	640	800
Total available-for-sale securities	$ 41,602	$ 39,928

The table below presents the maturities and yield characteristics of securities as of June 30, 2009.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2009		Over	Over
(Dollars in thousands)		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ -	$ 18,536	$ 997	$ -	$ 19,533	$ 19,465
Mortgage-backed securities:(1)	-	2,375	-	-	2,375	2,406
Municipal securities	-	1,658	7,498	10,193	19,349	19,091
Trust preferred security	-	-	-	1,861	1,861	640
Total available- for sale -securities	$ -	$ 22,569	$ 8,495	$ 12,054	$ 43,118	$ 41,602

Percent of total	0.0%	52.3%	19.7%	28.0%	100.0%
Weighted average yield(2)		2.38%	5.18%	5.98%	3.95%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on June 2009 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax- equivalent basis.

Current market conditions have caused an overall decline in the fair market value of the investment portfolio at June 30, 2009.  The primary decline in market value stems from one single issue trust preferred security which has declined due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade. For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates cuts in the market and market illiquidity.  The Company does not intend to sell these securities and does not believe it will be required to sell these securities.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer and brokered deposits.  As of June 30, 2009, total deposits were $263.8 million, compared to total deposits of $273.0 million at December 31, 2008, a decrease of $9.2 million or 3.4%.

Total deposits averaged $271.7 million during the first six months of 2009, a decrease of $20.8 million, or 7.1%, compared to $292.5 million in 2008.  Time deposits of $100,000 or more averaged $66.1 million and $76.6 million for the six months ended June 30, 2009, and 2008, respectively.  Interest expense on time deposits of $100,000 or more was $1.3 million for the first six months of 2009, compared to $1.7 million for the first six months of 2008.  The average cost of time deposits greater than $100,000 for the six months ending June 30, 2009, and 2008, was 3.97% and 4.53%, respectively.  The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2009 and December 31, 2008.

Maturity of Time Deposits of $100,000 or more
(Dollars in thousands)	June 30, 2009	December 31, 2008

Three months or less	$ 9,597	$ 9,118
Over three through six months	9,693	20,842
Over six through twelve months	20,413	16,028
Over one year through three years	22,467	20,225
Over three years through 5 years	5,129	10,127
Over five years	-	-
Total	$ 67,299	$76,340

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2009:

(Dollars in thousands)
Type	Maturity	Rate	Amount
Variable	August 18, 2009	0.30%	$1,000
Variable	August 20, 2009	0.30%	1,000
Variable	September 8, 2009	0.30%	1,500
Variable	September 14, 2009	0.30%	2,500
Variable	September 28, 2009	0.30%	500
Fixed	July 31, 2009	5.14%	2,000
Fixed	August 26, 2009	0.25%	6,000
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$28,000

At June 30, 2009, we had available collateral to borrow an additional $16.8 million from the FHLB.

Other Borrowings.

At June 30, 2009, we had established Federal Funds lines of credit totaling $14.6 million with three correspondent banks.  No amounts were drawn as of June 30, 2009.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  During the third quarter of 2008 the Bank was awarded a bid for a public school construction account for $10 million that is now included in the repurchase agreement balance at a fixed rate.  Only $2.5 million of the $10 million public fund repurchase agreement remained at June 30, 2009.  Information regarding federal funds purchased and securities sold under repurchase agreements as of June 30, 2009, is presented below.

(Dollars in thousands)
June 30, 2009
Federal funds purchased and repurchase agreements:
Balance at period end	$3,427
Weighted average rate at period end	2.74%
Average balance during the six months ended June 30, 2009	$5,785
Weighted average rate for the six months ending June 30, 2009 during the year	2.89%
Maximum month-end balance	$6,878

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2009 was 2.86%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets.  The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2009	December 31, 2008	Regulatory Minimum
Tier I leverage ratio	10.45%	11.31%	4.00%
Tier I risk-based capital ratio	12.59%	13.52%	4.00%
Total risk-based capital ratio	13.84%	14.77%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2009	December 31, 2008	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	8.85%	9.68%	4.00%	5.00%
Tier I risk-based capital ratio	10.67%	11.53%	4.00%	6.00%
Total risk-based capital ratio	11.92%	12.78%	8.00%	10.00%

At June 30, 2009 and December 31, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s capital ratios decreased at June 30, 2009 due to the net loss in the second quarter of 2009, an increase in the amount of tax credit disallowed for Tier 1 capital purposes, and a limitation on the amount of allowance for loan losses eligible for Tier 2 capital purposes.

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

At June 30, 2009, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 3.29% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 10.20%.  Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.

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

Part II

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 21, 2009.  The following directors were elected to three year terms, ending in 2012, with the vote totals as shown:

	Votes for	Votes withheld

James R. Hilliard	1,626,749	71,921
John J. Kelly, III	1,610,138	88,532
Dr. Kevin Vance	1,596,851	101,819

The terms of office of the following directors of Citizens First Corporation continued after the Annual Meeting:

Name	Term Expires In
Barry D. Bray Sarah Glenn Grise Chris B. Guthrie Amy Milliken	2011 2011 2011 2011
Steve Newberry John T. Perkins Jack Sheidler John Taylor Fred Travis	2010 2011 2010 2010 2010

As a participant in the Troubled Asset Relief Program Capital Purchase Program, the Company issued senior preferred shares and a related warrant to the Treasury Department and, as a result, was required at the annual meeting, to permit an advisory (non-binding) shareholder vote on the compensation of the participant’s executives.

The following vote totals were received on the advisory vote on executive compensation:

Votes For	1,714,537

Votes Against	151,566

Votes Abstained	56,501

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

4.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008).

10.1	Separation Agreement and General Release dated April 22, 2009 between the Registrant and Mary D. Cohron.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	August 14, 2009	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer
(Principal Executive Officer)

	August 14, 2009	/s/ Dawn S. Forbes
Dawn S. Forbes
Executive Vice President, Finance and Principal Financial Officer

EXHIBIT 10.1 SEPARATION AGREEMENT AND GENERAL RELEASE

SEPARATION AGREEMENT AND GENERAL RELEASE

THIS SEPARATION AGREEMENT AND GENERAL RELEASE (“Agreement”) is entered into as of April 22, 2009 between Mary D. Cohron (“Executive”) and Citizens First Corporation (“Citizens”) and Citizens First Bank, Inc. (the “Bank”) (Citizens and the Bank are sometimes collectively referred to herein as the “Company”), effective eight days after Executive’s signature (the “Effective Date”), unless she revokes her acceptance as provided in Section 17 below.

WHEREAS, Executive was employed as the President and Chief Executive Officer of Citizens and the Bank pursuant to an Employment Agreement dated March 14, 2005, as amended by the First Amendment to Employment Agreement dated as of March 17, 2005 and by the Second Amendment to Employment Agreement date as of August 17, 2006 (the “Employment Agreement”);

WHEREAS, Executive is a member of the Board of Directors of Citizens and the Bank; and

WHEREAS, at the request of a majority of the members of the Board of Directors of the Company and the Bank, Executive and the Company have mutually agreed that Executive will terminate her employment with the Company and resign as a director of the Company and the Bank and the parties have reached an arrangement as to such termination from employment and resignation as a director as evidenced by this Agreement.

NOW THEREFORE, for and in consideration of the mutual covenants and agreements herein contained and for other good and valuable considerations, the receipt and sufficiency of which hereby are acknowledged, the Company and Executive agree as follows:

1. Last Day of Employment (Separation Date). Executive terminates her employment with Citizens and the Bank, particularly as President and Chief Executive Officer of Citizens and the Bank, and resigns as a director of Citizens and the Bank effective as of April 22, 2009 (the “Separation Date”).  Executive recognizes and agrees that she shall have no further authority as an employee, agent, director or officer of the Company following the Separation Date.  Executive further specifically recognizes and agrees that this Agreement is a full and complete resolution, settlement and termination of any rights or claims that Executive may have had, or alleges to have had, to any further employment with the Company following the Separation Date.  The Company confirms its acceptance of such termination of employment and resignation as a director, effective as of the Separation Date.

2. Salary.  The Company shall pay to Executive her normal salary, less applicable withholdings, through June 22, 2009, payable in accordance with the Company’s existing payroll practices.  The Company further shall promptly reimburse Executive for all reasonable and necessary expenses incurred by her prior to the date hereof in carrying out her duties under the Employment Agreement in accordance with the provisions of Section 6 of the Employment Agreement.

3. Special Payment. If Executive signs this Agreement and does not revoke it in the manner set forth in Section 17 below, on the Effective Date, the Company shall pay to Executive the lump sum amount of Two Hundred Four Thousand Dollars ($204,000) (the “Special Payment”), less applicable withholdings, for and in consideration of the provisions of Section 10 (Release) and the other terms and conditions of this Agreement.

4. Vacation Payment; Benefit Plans. The Company shall pay to Executive on the Effective Date an amount reflecting Executive’s normal salary, less applicable withholdings, for the unused vacation days Executive has remaining for 2009.  Executive understands and agrees that balances or vested balances Executive has in the Citizens First Corporation 401(k) plan will be available to Executive consistent with applicable laws, regulations and the administrative provisions of the plan document.  Executive further understands that Executive is not entitled to receive any grants of stock or options from the Company in the future and that any current stock options held by Executive and entitling Executive to acquire shares of Company common stock will expire or be exercisable in accordance with the terms and provisions of the applicable grant agreement and the Citizens First Corporation 2002

 Employee Stock Option Plan; provided, however, that the provisions of this Section 4 shall not affect any shares of the Company’s preferred stock owned of record or beneficially by Executive.

5. Health Coverage.

(a)           The Company shall continue to provide the group medical coverage provided by the Company to Executive as of the date hereof as if Executive continued to be employed by the Company from the period from the Separation Date until the earlier of (i) the date Executive reaches age 65 or (ii) the date Executive becomes eligible (following, if applicable, any required waiting period) for medical coverage providing substantially similar coverage levels and benefits as those available to the Company’s then current senior executive officers under the Company’s group medical coverage under a group medical plan provided by an employer that employs Executive following the Separation Date (the “Coverage Period”).  The coverage provided to Executive pursuant to the immediately preceding sentence shall be not less than the level of coverage provided by the Company for its then senior executive officers.   Any premium payments or other amounts owing in respect of the health care coverage and benefits required to be provided under this Section 5(a) shall be paid by the Company.  The Company represents and warrants that the Company’s current stop-loss reinsurance carrier has agreed that Executive can continue to be covered under the Company’s group medical coverage as if she were still employed by the Company.

(b)           In the event that at any time following the date hereof the Company is prohibited for any reason from extending or maintaining group medical coverage for Executive following her termination of employment, including because the terms of any related plan or any stop-loss coverage related thereto prohibit the Company from providing such coverage to a former employee or because the then current stop-loss reinsurance carrier refuses to permit Executive to be covered under such plan or the stop-loss or reinsurance coverage related thereto, then during the Coverage Period Executive shall be entitled to secure health care coverage outside of the Company’s group medical plan providing benefits and coverage levels substantially similar to those provided to the Company’s then current senior executive officers, and the Company shall be required to reimburse Executive monthly for the cost of the premiums paid by Executive in the prior month for such coverage; provided, however, that the Company shall in no event be required to reimburse Executive in an amount in excess of $1,500 per month

(c)           Executive acknowledges and agrees that the Company shall have no obligation to extend group medical coverage to Executive’s spouse

6. Return of Company Property. Executive will surrender to the Company, no later than the Separation Date, all Company materials, including, but not limited to keys, laptop computer, phone, Company-provided credit cards, calling cards, etc. Subject to Section 4 hereof, Executive shall be responsible for any credit card charges to Company-provided credit cards for personal items or for items not properly submitted for reimbursement under applicable Company reimbursement policies.

7. Legal Expenses. The Company will reimburse Executive promptly for all attorneys’ fees and expenses incurred by Executive in connection with the negotiation and execution of this Agreement up to a maximum of Ten Thousand Dollars ($10,000).

8. No Rights to Certain Consideration Absent Execution of this Agreement. Executive understands and agrees that she would not receive certain of the benefits provided by Sections 5 and 7 hereof unless Executive executes, and does not revoke in accordance with Section 17, this Agreement and fulfills her promises contained herein.

9. General Release of Claims. Executive knowingly and voluntarily releases and forever discharges, to the full extent permitted by law, Citizens, the Bank, their affiliates, subsidiaries, divisions, predecessors, successors and assigns and the current and former employees, officers, directors and agents thereof (collectively referred to throughout the remainder of this Agreement as the “Released Parties”), of and from any and all claims, known and unknown, asserted and unasserted, Executive has or may have against the Released Parties as of the date of execution of this Agreement and General Release, relating to her employment with the Company including, but not limited to, any alleged violation of:

i. Any discrimination claim, whether based on sex, race, color, national origin, religion, disability or any other characteristic protected by law, and whether asserted under Title VII of the Civil Rights Act of 1964, as amended, the Civil Rights Act of 1991, or any other applicable federal, state or local statute or ordinance prohibiting discrimination in employment or relating to employment, including claims of denial of leave or retaliation for taking leave under the Family and Medical Leave Act or any state or local statute or ordinance providing for family or medical leave;

ii. Any age discrimination claim, whether asserted under the Age Discrimination in Employment Act, 29 U.S.C. § 621, et seq., as amended, or any other applicable federal, state, or local statute or ordinance;

iii. Any civil action, including, but not limited to, breach of implied or express contract of any kind, negligence, defamation, fraud, misrepresentation, invasion of privacy, or infliction of emotional or mental distress;

iv. Any civil action or administrative claim, whether asserted under the Employee Retirement Income Security Act of 1974, 29 U.S.C. § 1000, et seq., or any other applicable federal, state or local statute or ordinance, for additional compensation or benefits beyond that which is provided in this Agreement, including, but not limited to, wages, vacation, overtime, severance, commissions, welfare or other benefits

v. Any civil action or administrative claim of retaliation for asserting any allegedly-protected right;

vi. The Americans with Disabilities Act of 1990, as amended;

vii. The Age Discrimination in Employment Act of 1967, as amended;

viii. The Workers Adjustment and Retraining Notification Act, as amended;

ix. The Occupational Safety and Health Act, as amended;

x. The Sarbanes-Oxley Act of 2002;

xi. Any other claim under any other statute, law, regulation or precedent, based on any fact, matter, event, or cause, whether known or unknown, arising out of or relating to the employment relationship between Executive and the Company or Executive’s separation therefrom;

xii. Any other federal, state or local civil or human rights law, or any other local, state or federal law, regulation or ordinance;

xiii. Any public policy, contract, tort, or common law;

xiv. All employment, labor and benefits laws and regulations; and

xv. Any claim for costs, fees, or other expenses including attorneys’ fees incurred in these matters;

provided, however, that this release shall not apply to or include any claims relating to (a) Executive’s rights under or with respect to this Agreement; (b) vested benefits or contributions required to be made, but not yet made, under employee benefit plans; or (c) the Company’s and its affiliates’ obligations to indemnify and advance expenses to Executive under the organizational documents of the Company or its affiliates, under the laws of the Commonwealth of Kentucky or under this Agreement or any other agreement providing for indemnification or the advancement of expenses by and between the Company or one of its affiliates on the one hand and Executive on the other hand, and the Company’s and its affiliates’ obligations to cover Executive under directors’ and officers’ liability insurance policies in accordance with Section 10 of this Agreement.

10. Indemnification. Notwithstanding anything to the contrary contained herein, the  Company acknowledges and agrees to the existence and continuing validity of Article XIII of the Company’s Amended and Restated Bylaws as of the date hereof (the “Amended and Restated Bylaws”). The provisions of Article XIII are expressly incorporated by reference into this Agreement and shall, as to Executive, continue in full force and effect to the extent permitted by law, notwithstanding any release or other provision of this Agreement or the amendment of such Article XIII or any other provision of the Amended and Restated Bylaws following the date hereof.  In addition to the indemnification obligations provided for in Article XIII of the Amended and Restated Bylaws, the Company and the Bank agree to indemnify Executive, and advance to Executive any expenses incurred by her, to the fullest extent permitted by the laws of the Commonwealth of Kentucky.  The Company agrees that for purposes of this Section 10 it will interpret and/or apply any provisions of applicable law or any corporate organizational document relating to indemnification (including advancement of expenses) with respect to Executive in a manner consistent with how such provisions are interpreted and applied by the Company to then-active executive officers or directors of the Company.  The Company further acknowledges and agrees that Executive will be covered by the Company’s directors’ and officers’ liability insurance policies in effect from time to time on the same basis that other former directors and officers of the Company are covered.

11. Trade Secrets.  For a period of one hundred eighty (180) days following the Separation Date, Executive shall not, at any time or in any manner, either directly or indirectly, divulge, disclose or communicate to any person, firm or corporation, in any manner whatsoever, any information concerning any matters affecting or relating to the Company, including, without limiting the generality of the foregoing, any information concerning any of its customers, its manner of operation, its plans, process or other data, without regard to whether all or any part of the foregoing matters will be deemed confidential, material or important, as the parties hereto stipulate that as between them, the same are important, material and confidential  and gravely affect the effective and successful conduct of the business and goodwill of the Company.

12. Non-competition. For a period of one hundred eighty (180) days following the Separation Date, Executive covenants and agrees that she will not directly or indirectly engage or participate in the operation of a banking institution or enter the employ of, or render any personal services to, or receive remuneration in the form of salary, commissions or otherwise, from any business operating a banking institution within the geographical limits of Warren County, Kentucky and all counties adjoining Warren County, Kentucky.

13. Governing Law and Interpretation. This Agreement shall be governed and conformed in accordance with the laws of the Commonwealth of Kentucky, without regard to its conflict of laws provision. In the event Executive or the Company breaches any provision of this Agreement, Executive and the Company affirm that either may institute an action to specifically enforce any term or terms of this Agreement. Should any provision of this Agreement be declared illegal or unenforceable by final, nonappealable decision of any court of competent jurisdiction and cannot be modified to be enforceable, excluding the general release language, such provision shall immediately become null and void, leaving the remainder of this Agreement in full force and effect.

14. Non-admission of Wrongdoing. The parties agree that neither this Agreement nor the furnishing of the consideration for this Release shall be deemed or construed at anytime for any purpose as an admission by the Company of any liability or unlawful conduct of any kind.

15. Non-Disparagement. Executive agrees not to disparage, or make disparaging remarks or send any disparaging communications concerning, the Company, its reputation, its business, and/or its past or present directors, officers or employees; provided, however, that the limitations set forth in this Section 15 with respect to Executive shall in no way limit Executive’s rights as a stockholder of the Company. Likewise the Company agrees not to, and to cause its directors and employees not to, disparage, or make any disparaging remark or send any disparaging communication concerning Executive, her reputation and/or her business.  Notwithstanding the foregoing, Executive shall be permitted to (a) reasonably defend herself against any public statement or communication made by the Company or any of its directors or employees that disparages Executive, but only if statements made in such defense are not false statements and (b) provide truthful testimony in any legal proceeding or process.  Notwithstanding the foregoing, the Company and its officers, directors and employees shall be permitted to (a) reasonably defend themselves against any public statement or communication made by Executive that disparages the Company or such persons, but only if statements made in such defense are not false statements and (b) provide truthful testimony in any legal proceeding or process.
16. Injunctive Relief. Executive agrees and acknowledges that the Company will be irreparably harmed by any breach, or threatened breach by Executive of Sections 11, 12 or 15 of this Agreement and that monetary damages would be grossly inadequate. Accordingly, Executive agrees that in the event of a breach, or threatened breach by her of Sections 11, 12 or 15 of this Agreement the Company shall be entitled to apply for immediate injunctive or other preliminary or equitable relief, as appropriate, in addition to all other remedies at law or equity.

17. Revocation Period and Effective Date. In the event that Executive elects to sign and return to the Company a copy of this Agreement, she has a period of seven (7) days (the “Revocation Period”) following the date of such execution to revoke this Agreement and General Release, after which time this Agreement will become effective if not previously revoked. In order for the revocation to be effective, written notice must be received by the Company no later than close of business on the seventh day after Executive signs this Agreement and General Release at which time the Revocation Period shall expire.  Executive specifically acknowledges that Executive has:

(a) read and fully understands this Agreement;

(b) had the opportunity to consult with an attorney of Executive’s choosing before signing this Agreement;

(c) been given a period of twenty-one (21) days from date of receipt to consider this Agreement;

(d) entered into this Agreement knowingly and voluntarily;

(e) an understanding that this Agreement contains consideration to which Executive is not otherwise entitled; and

(f) a period of seven (7) days after signing this Agreement in which to revoke this Agreement by informing Jack Sheidler, Chairman of the Board, in writing of a decision to revoke and delivering the written notice by 5:00 P.M. CST on or before the seventh day after the Agreement is executed by Executive to Jack Sheidler, Chairman, at Citizens First Corporation, 1065 Ashley Street, Suite 200, Bowling Green, Kentucky 42103, telephone (270) 393-0700.

This Agreement shall become effective and enforceable upon the expiration of the Revocation Period.

18. No Other Compensation. Executive represents, warrants and acknowledges that the Company owes Executive no wages, commissions, bonuses, paid time off, severance pay or other compensation or benefits or payments or form of remuneration of any kind or nature, other than that specifically provided for in this Agreement.

19. No Adversarial Proceedings.  Executive represents and warrants that Executive has not filed any lawsuits against the Company or filed or caused to be filed any charges or complaints against the Company with any municipal, state or federal agency charged with the enforcement of any law.  Executive also agrees, to the extent consistent with applicable law, not to initiate any legal action, charge or complaint against the Company in any forum whatsoever, in connection with the claims released by Executive in Section 9 of this Agreement, except that Executive may initiate legal action to enforce this Agreement.  In addition, to the extent any action in connection with the claims released by Executive in Section 9 of this Agreement may be brought by Executive other than an action to enforce this Agreement, Executive expressly waives any claim to any form of monetary or other damages, or any other form of recovery or relief in connection with any such action, or in connection with any action brought by a third party. If Executive violates this Agreement by filing or bringing any charges, claims or actions contrary to this paragraph, in addition to any other rights and remedies that the Company may have, Executive will immediately reimburse all amounts paid to Executive pursuant to this Agreement, and Executive shall forfeit all right to any and all future payments and benefits, if any, under this Agreement.  Executive also agrees to pay all costs and expenses of the Company in defending against such charges, claims or actions brought in contravention of this Section 19 by Executive or on Executive’s behalf, including reasonable attorneys’ fees.

20. Reasonable Cooperation. Executive agrees that for so long as she is receiving benefits under this Agreement she will reasonably cooperate, at the Company’s request, in any pending or future litigation or arbitration concerning any matters which occurred during her employment with the Company brought by or against the Company and in any investigation the Company may conduct in connection therewith.  The Company shall reimburse Executive for all expenses reasonably incurred by her including travel and business expenses for time spent in compliance with this Section 20.  In addition, the Company shall compensate Executive at a reasonable hourly rate to be mutually agreed upon by Executive and the Company if the time required of Executive to comply with this Section 20 exceeds 2 hours on any one day.  Executive shall provide supporting detail and other documentation as shall be reasonably necessary for the Company to verify such expenses.  To the extent that any reimbursement under this Section 20 or other section of this Agreement provides for a “deferral of compensation” within the meaning of Section 409A of the Code, such amount shall be payable in accordance with Section 409A of the Code and the applicable regulations thereunder (including Treasury Regulation 1.409A-1(b)(9)(v)).

21. Enforceability; Entire Agreement.  Each term, covenant, condition and provision of this Agreement shall be valid and enforceable to the fullest extent permitted by law.  This Agreement sets forth the entire agreement between the parties, and fully supersedes any and all prior agreements or understandings between the parties pertaining to the subject matter in this Agreement, including but not limited to the Employment Agreement.  Executive acknowledges that she has not relied on any representations, promises, or agreements of any kind made to her in connection with her decision to accept this Agreement, except for those set forth in this Agreement.

22. Section 409A Savings Clause. To the extent any of the payments or benefits required under this Agreement are, or in the opinion of counsel to Executive and reasonably acceptable to the Company could be, interpreted in the future to create, a nonqualified deferred compensation plan that does not meet the requirements of Section 409A (2), (3) and (4) of the Code and all regulations, guidance or other interpretative authority thereunder (the “Section 409A Requirements”) or does not meet an exception from Section 409A of the Code (as provided in applicable regulations, guidance or other interpretive authority (a “Section 409A Exception”), the Company and Executive hereby agree to execute any and all amendments to this Agreement or otherwise to reform this Agreement as deemed necessary by such counsel, and prepared by counsel to the Company and reasonably acceptable to Executive, to either cause such payments or benefits not to be a nonqualified deferred compensation plan or to meet the Section 409A Requirements or a Section 409A Exception.  In amending or reforming this Agreement for Section 409A purposes, the Company shall maintain, to the maximum extent practicable, the original intent and economic benefit of this Agreement without subjecting Executive to additional tax or interest.

23. Assignment. Executive represents that Executive has not transferred or assigned to any person or entity any claim released in this Agreement, or any portion thereof, or interest therein.

24. Binding Effect.  This Agreement will be binding upon Executive, Citizens, the Bank and each of their heirs, administrators, representatives, executors, successors and assigns.  In the event that Citizens or the Bank consolidates or merges with another entity or substantially all of the assets of Citizens or the Bank are sold or transferred to another entity or person, then such other entity or person shall assume the obligations of Citizens and the Bank hereunder.

25. Counterparts. This Agreement may be executed in one or more counterparts, and may be executed on telefaxed or electronically mailed copies, each of which shall be deemed an original, and all of which together shall constitute one and the same instrument.

26. Amendment. This Agreement may not be modified, altered or changed except upon express written consent of both parties wherein specific reference is made to this Agreement.

27. Public Announcement.  The Company and Executive have agreed upon the wording of an announcement to be made by the Company, a copy of which is attached hereto as Exhibit A.  In any public communication regarding the reason for Executive’s departure, each of the Company and Executive agrees that it will communicate substantially the substance of such release or the substance of this Agreement.

28. Notices.  All notices, requests, demands and other communications hereunder shall be in writing addressed as follows.  If to the Company, notice shall be addressed to Citizens First Corporation, Attention: President and Chief Executive Officer, 1065 Ashley Street, Suite 200, Bowling Green, Kentucky 42103.  If to Executive, notice shall be addressed to Ms. Mary D. Cohron, 1328 Edgewood Avenue, Bowling Green, Kentucky 42103. Notice shall be deemed given and shall be effective upon the occurrence of the delivery to the recipient’s address by overnight delivery (for example, FedEx, UPS or other commercial delivery service).  Either party may change the address for notice by notifying the other party of the change in accordance with this Section 28.

29. Termination of Employment Agreement.  The Company and Executive agree that from and after the Effective Date Executive shall have no further rights under or interest in the Employment Agreement and that from and after the Effective Date the Employment Agreement shall be void and of no further force or effect.  For the avoidance of doubt, the parties hereto agree that if Executive revokes this Agreement in accordance with the provisions of Section 17 hereof, then the Employment Agreement shall not be terminated and the parties thereto shall have all the rights and obligations of the party thereunder.

EXECUTIVE EXPRESSLY ACKNOWLEDGES, REPRESENTS AND WARRANTS THAT EXECUTIVE HAS READ THIS AGREEMENT CAREFULLY; THAT EXECUTIVE FULLY UNDERSTANDS THE TERMS, CONDITIONS, AND SIGNIFICANCE OF THIS AGREEMENT; THAT EXECUTIVE HAS HAD A FULL OPPORTUNITY TO REVIEW THIS AGREEMENT WITH AN ATTORNEY; THAT EXECUTIVE UNDERSTANDS THAT THIS AGREEMENT HAS BINDING LEGAL EFFECT; AND THAT EXECUTIVE EXECUTED THIS AGREEMENT FREELY, KNOWINGLY AND VOLUNTARILY.

[Next Page is Signature Page]

IN WITNESS WHEREOF, the parties hereto, including the undersigned duly authorized officers of the Company and the Bank, knowingly and voluntarily executed this Agreement and General Release.

CITIZENS FIRST CORPORATION

By: /s/ Jack D. Sheidler
                       Jack D. Sheidler

Title: Chairman of the Board

                                Date: April 22, 2009

CITIZENS FIRST BANK, INC.

By: /s/ Jack D. Sheidler
                      Jack D. Sheidler

Title:  Chairman of the Board

Date: April 22, 2009

 /s/ Mary D. Cohron
MARY D. COHRON

 Date: April 22, 2009

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

I, M. Todd Kanipe certify that:

1.	I have reviewed this Form 10-Q of Citizens First Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2009

/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

I, Dawn S. Forbes certify that:

1.	I have reviewed this Form 10-Q of Citizens First Corporation;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2009

/s/Dawn S. Forbes
Dawn S. Forbes
Executive Vice President, Finance and Principal Financial Officer

Exhibit 32.1  Section 1350 Certification

In connection with the Quarterly Report of Citizens First Corporation (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, M. Todd Kanipe, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date:	August 14, 2009

This certification is being furnished as required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed ‘filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section.  This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act or otherwise subject to the liability of that section.

Exhibit 32.2   Section 1350 Certification

In connection with the Quarterly Report of Citizens First Corporation (the "Company") on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the "Report") I, Dawn S. Forbes, Executive Vice President, Finance and Principal Financial Officer, of the Company, certify pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Dawn S. Forbes
Dawn S. Forbes
Executive Vice President, Finance and Principal Financial Officer

Date:	August 14, 2009

This certification is being furnished as required by Rule 13a-14(b) under the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 1350 of Chapter 63 of Title 18 of the United States Code, and shall not be deemed ‘filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act or otherwise subject to the liability of that section.

                                       46