Form 10-Q
period 2009-09-30
CITIZENS FIRST CORP
filed 2009-11-05
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

(270) 393-0700
(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months ( or for such shorter period that the registrant was required to submit and post such files).  Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer   ☐
Non-accelerated filer   ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2009
Common Stock, no par value per share	1,968,777 shares

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Consolidated Balance Sheets (Unaudited)
	September 30, 2009	December 31, 2008
	(Dollars in thousands except share data)
Assets
Cash and due from financial institutions	$6,095	$9,248
Federal funds sold	7,260	6,083

Cash and cash equivalents	13,355	15,331

Available for sale securities	38,733	39,928
Loans held for sale	2,877	553
Loans, net of allowance of $3,777 and $3,816 at September 30, 2009 and December 31, 2008, respectively	255,631	267,929
Premises and equipment, net	11,213	11,315
Bank owned life insurance	6,685	6,457
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,090	2,358
Deferred income taxes	4,112	2,971
Goodwill	2,575	2,575
Core deposit intangible	1,361	1,569
Other assets	1,083	2,114

Total assets	$341,740	$355,125

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$36,858	$27,247
Savings, NOW and money market	65,214	69,548
Time	173,702	176,220

Total deposits	275,774	273,015

Securities sold under repurchase agreements	1,517	8,258
FHLB advances	19,500	27,500
Subordinated debentures	5,000	5,000
Accrued interest payable	469	683
Other liabilities	1,502	1,384

Total liabilities	303,762	315,840
Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 250 shares; issued and outstanding 250 shares at September 30, 2009 and at December 31, 2008; liquidation preference of $7,659 at September 30, 2009 and December 31, 2008	7,659	7,659
5.0% Series A preferred stock, no par value; authorized 250 shares; issued and outstanding 250 shares at September 30, 2009 and at December 31, 2008; liquidation preference of $8,779 at September 30, 2009 and December 31, 2008	8,507	8,459
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2009 and at December 31, 2008	27,072	27,058
Accumulated deficit	(5,036)	(3,228)
Accumulated other comprehensive loss	(224)	(663)
Total stockholders' equity	37,978	39,285
Total liabilities and stockholders' equity	$341,740	$355,125
See Notes to Consolidated Financial Statements

Citizens First Corporation
Consolidated Statements of Income (Unaudited)
For the three months ended September 30	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$3,969	$4,630
Taxable securities	146	291
Non-taxable securities	188	189
Federal funds sold and other	27	48
Total interest and dividend income	4,330	5,158
Interest expense
Deposits	1,297	2,027
Securities sold under agreements to repurchase and other borrowings	13	82
FHLB advances	147	193
Subordinated debentures	29	57
Total interest expense	1,486	2,359
Net interest income	2,844	2,799
Provision for loan losses	300	575
Net interest income after provision for loan losses	2,544	2,224
Non-interest income
Service charges on deposit accounts	353	453
Net gains on sales of mortgage loans	63	76
Lease income	38	72
Gain on sale of investments	-	-
Income from company-owned life insurance	76	77
Other income	146	114
Total non-interest income	676	792
Non-interest expenses
Salaries and employee benefits	1,304	1,327
Net occupancy expense	336	338
Equipment expense	192	189
Advertising and public relations	113	129
Professional fees	120	104
Data processing services	179	166
Franchise shares and deposit tax	114	116
FDIC Insurance	128	54
Core deposit intangible amortization	69	70
Postage and office supplies	50	52
Telephone and other communication	49	62
Other	208	236
Total non-interest expenses	2,862	2,843
Income before income taxes	358	173
Provision for income taxes (benefit)	31	(24)
Net income	$ 327	$ 197
Dividends declared and discount accretion on preferred stock	256	130
Net income available for common stockholders	$ 71	$ 67
Earnings per common share, basic and diluted	$0.03	$0.03
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Operations (Unaudited)
For the nine months ended September 30	2009	2008
	(Dollars in thousands, except per share data)
Interest and dividend income
Loans	$11,835	$14,134
Taxable securities	608	875
Non-taxable securities	565	550
Federal funds sold and other	78	166
Total interest and dividend income	13,086	15,725
Interest expense
Deposits	4,295	6,600
Securities sold under agreements to repurchase and other borrowings	96	109
FHLB advances	491	549
Subordinated debentures	103	192
Total interest expense	4,985	7,450
Net interest income	8,101	8,275
Provision for loan losses	3,500	852
Net interest income after provision for loan losses	4,601	7,423
Non-interest income
Service charges on deposit accounts	994	1,225
Net gains on sales of mortgage loans	258	214
Lease income	119	177
Gain on sale of investments	361	0
Income from company-owned life insurance	226	224
Other income	391	329
Total non-interest income	2,349	2,169
Non-interest expenses
Salaries and employee benefits	4,092	4,000
Net occupancy expense	1,010	958
Equipment expense	569	577
Advertising and public relations	340	360
Professional fees	448	296
Data processing services	501	546
Franchise shares and deposit tax	365	345
FDIC Insurance	489	145
Core deposit intangible amortization	207	220
Postage and office supplies	165	140
Telephone and other communication	149	193
Other	646	610
Total non-interest expenses	8,981	8,390
Income (loss) before income taxes	(2,031)	1,202
Provision for income taxes (benefit)	(987)	167
Net income (loss)	$(1,044)	$ 1,035
Dividends declared and discount accretion on preferred stock	764	389
Net income (loss) available for common stockholders	$(1,808)	$ 646
Earnings (loss) per common share, basic and diluted	$(0.92)	$0.33
Cash dividend per common share	-	$0.05
See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Changes in Stockholders' Equity (Unaudited) For the nine months ended September 30

	2009	2008
	(Dollars in thousands)

Balance January 1	$39,285	$37,296
Net income (loss)	(1,044)	1,035
Issuance of common stock	-	93
Stock-based compensation	13	87
Payment of common dividend, $0.05 per share	-	(99)
Payment of preferred dividends, $1,432 and $1,557 per share for 2009 and 2008	(716)	(389)
Other comprehensive income (loss), net of tax	440	(883)
Balance at end of period	$37,978	$37,140

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the three months ended September 30

	2009	2008
	(Dollars in thousands)

Net income	$327	$197
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	776	(431)

Comprehensive income (loss)	$1,103	$(234)

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) For the nine months ended September 30

	2009	2008
	(Dollars in thousands)

Net income (loss)	$(1,044)	$1,035
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available for sale securities, net	440	(883)

Comprehensive income (loss)	$(604)	$152

See Notes to Consolidated Financial Statements.

Citizens First Corporation
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30	2009	2008
	(Dollars in thousands)
Operating activities:
Net income (loss)	$ (1,044)	$1,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636	628
Stock-based compensation expense	13	87
Provision for loan losses	3,500	852
Amortization of premiums and discounts on securities	82	46
Amortization of core deposit intangible	207	220
Deferred income taxes	(1,141)	(454)
Sale of mortgage loans held for sale	19,311	13,244
Origination of mortgage loans for sale	(21,377)	(12,823)
Gain on the sale of securities available for sale	(361)	-
Gain on the sale of property plant and equipment	(14)	-
Gains on sales of loans	(258)	(214)
Net loss on sale of other real estate owned	92	33
FHLB stock dividends received	-	(79)
Changes in:
Interest receivable	268	346
Other assets	406	(417)
Interest payable and other liabilities	(322)	338
Net cash provided by operating activities	(2)	2,842
Investing activities:
Loan originations and payments, net	8,313	(21,447)
Purchases of premises and equipment	(623)	(290)
Purchase of available-for-sale securities	(22,092)	(10,538)
Proceeds from maturities of available-for-sale securities	11,953	9,302
Proceeds from sales of available-for-sale securities	12,278	-
Proceeds from sale of other real estate owned	792	860
Proceeds from disposal of property plant and equipment	103	-
Payment related to purchase of Commonwealth Mortgage and Southern KY Land Title, Inc., net of stock issued	-	(278)
Net cash provided by (used in) investing activities	10,724	(22,391)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	5,277	(12,714)
Net change in time deposits	(2,518)	12,013
Proceeds from FHLB advances	21,500	17,500
Repayment of FHLB advances	(29,500)	(11,847)
Net change in repurchase agreements	(6,741)	8,852
Dividends paid on preferred stock	(716)	(389)
Dividends paid on common stock	-	(99)
Net cash provided by (used in) financing activities	(12,698)	13,316
Decrease in cash and cash equivalents	(1,976)	(6,233)
Cash and cash equivalents, beginning of year	15,331	13,862
Cash and cash equivalents, end of quarter	$13,355	$7,629
Supplemental Cash Flows Information:
Interest paid	$5,199	$7,658
Income taxes paid	$ -	$ 50
Loans transferred to other real estate	$ 485	$ 1,047
Stock issued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	$ -	$ 93
Deferred revenue related to a sale leaseback transaction	$ 12	$ 12
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

(2) Adoption of New Accounting Standards

In April 2009, the FASB issued FASB ASC Topic 805 “Business Combinations” whereby assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, companies should typically account for the acquired contingencies using existing accounting guidance.  This ASC is effective for new acquisitions consummated on or after January 1, 2009.  Adoption of FASB ASC Topic 805 did not impact the results of operations or financial position but will depend on future acquisitions, if any.

In April 2009, the FASB issued FASB ASC Topic 320 “Investments – Debt and Equity Securities,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this ASC did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued FASB ASC Topic 820 “Fair Value Measurements and Disclosures.”  This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants.  The ASC provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  The ASC also requires increased disclosures.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption was permitted for periods ending after March 15, 2009.  The adoption of this ASC did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued FASB ASC Topic 825 “Financial Instruments.”  This ASC requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  This ASC is effective for interim reporting periods ending after June 15, 2009.  The adoption of this ASC did not have a material impact on the results of operations or financial position as it only required disclosures which are included in the Footnotes.

In May 2009, the FASB issued FASB ASC Topic 855 “Subsequent Events.”  ASC Topic 855 moves part of the audit literature regarding subsequent events into the accounting standards.  The ASC does not change the criteria used when accounting for subsequent events, though the terms are changed to “recognized subsequent events” (previously Type 1) and “nonrecognized subsequent events” (previously Type 2).  Although the ASC did not change the recognition principles for subsequent events, it did create some new requirements and disclosures.  A public entity is required to evaluate subsequent events through the date that the “financial statements are issued”.  The ASC is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively.  For the financial statements related to the three and nine month periods ending September 30, 2009 contained herein, we evaluated subsequent events through November 5, 2009, the date these financial statements were filed with the SEC.

In June 2009, the FASB issued FASB ASC Topic 105 “Generally Accepted Accounting Principles.”  With the issuance of ASC Topic 105 the FASB Accounting Standards Codification TM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this ASC, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASC did not have a material effect on the results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards:

In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, and No. 167, Amendments to FASB Interpretation No. 46(R).  Statement No. 166 is currently being processed for inclusion in the Codification and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

Statement No. 167 is currently being processed for inclusion in the Codification and replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  Statement Nos. 166 and 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company plans to adopt these statements in the first quarter of 2010; however, does not expect the adoption to have a material effect on the results of operations or financial position.

(3) Stock Option Plans

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees the incentive to remain with the Company and to reward their service by providing the employees the opportunity to share in the Company’s future success.  132,300 shares of Company common stock have been reserved for issuance under the plan.  46,186 shares remain available for future issuance.  Options granted expire after ten years, and vest ratably over a three year period.

In 2003, the board of directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and shareholders, and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes.  43,946 shares of common stock have been reserved for issuance under the plan. 29,835 shares remain available for future issuance.  Options granted expire after ten years, and are immediately vested.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the nine month period ended September 30, 2009.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of ASC Topic 718 “Compensation – Stock Compensation,” effective January 1, 2006.  ASC Topic 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the three months ended September 30, 2009, and 2008, compensation expense was $0 and $29,000.  For the nine months ended September 30, 2009, and 2008, compensation expense was $13,000 and $87,000.  As of September 30, 2009, there is no unrecognized compensation expense associated with stock options.

A summary of the status of the plans at September 30, 2009, and changes during the period then ended is presented below:
	2009
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	139,133	$15.16
Granted	-	-
Exercised	-	-
Forfeited	(40,407)	$14.84
Expired	-	-
Outstanding, end of period	98,726	$15.31
Options exercisable, end of period	98,726	$15.31

The weighted average remaining term for outstanding and exercisable stock options was 5.55 years at September 30, 2009.  The aggregate intrinsic value at September 30, 2009 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

(4)  Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options, warrants, and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending September 30, 2009 and 2008.

Dollars in thousands, except per share data

	Quarter ended September 30, 2009			Quarter ended September 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income (loss)	$ 327			$ 197
Less: Dividends and accretion on preferred stock	(256)			(130)
Net income (loss) available to common shareholders	$ 71	1,968,777	$ 0.03	$ 67	1,968,677	$0.03

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrant	-	-		-	-
Diluted earnings per common share

Net income (loss) available to common shareholders and assumed conversions	$ 71	1,968,777	$ 0.03	$ 67	1,968,677	$0.03
Dollars in thousands, except per share data
	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income (loss)	$ (1,044)			$1,035
Less: Dividends and accretion on preferred stock	(764)			(389)
Net income (loss) available to common shareholders	$ (1,808)	1,968,777	$ (0.92)	$ 646	1,963,677	$0.33

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrant	-	-		-	-
Diluted earnings per common share

Net income (loss) available to common shareholders and assumed conversions	$ (1,808)	1,968,777	$ (0.92)	$ 646	1,963,677	$0.33

Stock options for 98,726 and 139,133 shares of common stock, respectively, were not considered in computing diluted earnings per common share for September 30, 2009 and 2008, respectively, because they are anti-dilutive.  Convertible preferred shares of 568,750 and the common stock warrant of 254,218 shares are not included because they are anti-dilutive as of September 30, 2009 and 2008.

(5)  Disclosures about Fair Value

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2009, Using (Dollars in Thousands)

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying value
Assets:
Securities available-for-sale
U. S. government agencies	$16,042		$16,042
State and municipal	$19,785		$19,785
Mortgage-backed securities -residential	$2,206		$2,206
Trust preferred security	$700		$700

Total investment securities	$38,733	-	$38,733	-

	Fair Value Measurements at December 31, 2008, Using (Dollars in Thousands)

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Carrying Value
Assets:
Securities available-for-sale
U. S. government agencies	$4,504		$4,504
State and municipal	$19,042		$19,042
Mortgage-backed securities -residential	$15,582		$15,582
Trust preferred security	$800		$800

Total investment securities	$39,928	-	$39,928	-

Assets and liabilities measured on a non-recurring basis at September 30, 2009, consist of impaired loans and other real estate owned.  Total impaired loans as of September 30, 2009 were $2.7 million, an increase of $131,000 million from June 30, 2009.  Of the impaired loans at September 30, 2009, $2.6 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $2.6 million, with a valuation allowance of $604,000 results in a fair value, net of related allowance, of $2.0 million at September 30, 2009.  The change in valuation allowance for impaired loans was an increase of $192,000 and $29,000 for the three and nine months ended September 30, 2009.

The carrying value of other real estate owned is $785,000.  Total writedowns of other real estate owned during the three and nine months ended September 30, 2009 were $16,500 and $68,000, respectively.  Impaired loans and other real estate owned were measured at fair value based on independent third-party appraisals of the underlying collateral adjusted for other factors management deemed relevant to arrive at a representative fair value and are considered level 3 inputs.

Total impaired loans at September 30, 2008 were $1.6 million.  Of these loans, $1.4 million had specific allocations and were measured for impairment using the fair value of collateral for collateral dependent loans.  The carrying value of $1.4 million, with a valuation allowance of $303,000 results in a fair value, net of related allowance, of $1.1 million at September 30, 2008.  The change in valuation allowance for impaired loans was a decrease of $75,000 and $203,000 for the three and nine months ended September 30, 2008.  Impaired loans were measured at fair value based on independent third-party appraisals of the underlying collateral and are considered level 3 inputs.

Carrying amount and estimated fair values of financial instruments, not previously presented, at September 30, 2009 were as follows:
	September 30, 2009		December 31, 2008
	(Dollars in Thousands)

	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets

Cash and cash equivalents	$ 13,355	$ 13,355	$ 15,331	$ 15,331
Loans held for sale	2,877	2,877	553	553
Loans, net of allowance	253,538	252,188	265,954	270,146
Accrued interest receivable	2,090	2,090	2,358	2,358
Federal Home Loan Bank stock	2,025	n/a	2,025	n/a

Financial Liabilities
Deposits	$ 275,774	$ 276,567	$ 273,015	$ 276,473
Securities sold under repurchase agreements	1,517	1,517	8,258	8,258
FHLB advances	19,500	20,099	27,500	27,477
Subordinate debentures	5,000	2,998	5,000	2,998
Accrued interest payable	469	469	683	683

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

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of gross unrealized gains and losses therein:
	Amortized	Gross	Gross	Fair
	Cost	Unrealized	Unrealized	Value
		Gains	Losses
	(Dollars in Thousands)
September 30, 2009
U. S. government agencies	$ 16,016	$30	$ (4)	$16,042
State and municipal	19,065	732	(12)	19,785
Mortgage-backed securities –residential	2,131	75	-	2,206
Trust preferred security	1,861	-	(1,161)	700

Total investment securities	$39,073	$837	$(1,177)	$38,733

December 31, 2008
U. S. government agencies	$4,470	$34	$-	$4,504
State and municipal	19,362	155	(475)	19,042
Mortgage-backed securities – residential	15,241	342	(1)	15,582
Trust preferred security	1,860	-	(1,060)	800

Total investment securities	$40,933	$531	$(1,536)	$39,928

The amortized cost and fair value of investment securities at September 30, 2009 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2009
	Available for Sale
	(Dollars in Thousands)
	Amortized Cost	Fair Value

Due in one year or less	$ -	$ -
Due from one to five years	16,675	16,781
Due from five to ten years	9,003	9,333
Due after ten years	11,264	10,413
Mortgage-backed	2,131	2,206
Total	$39,073	$38,733

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
September 30, 2009
U.S. government agencies	$ 1,994	$ (4)	$ -	$ -	$ 1,994	$ (4)
State and municipal	603	(12)	-	-	603	(12)
Trust preferred security	-	-	700	(1,161)	700	(1,161)

Total temporarily impaired	$2,597	$(16)	$700	$(1,161)	$3,297	$(1,177)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in Thousands)
December 31, 2008
State and municipal	$8,964	$(346)	$2,012	$(129)	$10,976	$(475)
Mortgage-backed securities - residential	-	-	290	(1)	290	(1)
Trust preferred security	800	(1,060)	-	-	800	(1,060)

Total temporarily impaired	$9,764	$(1,406)	$2,302	$(130)	$12,066	$(1,536)

Proceeds from sales of securities available for sale were $12.3 million for the nine months ended September 30, 2009.  Gross gains of $361,000 were realized on these sales during 2009.  No securities were sold during the nine months ended September 30, 2008.

There were no sales of securities available for sale for the three months ended September 30, 2009 and 2008, respectively.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities classified as available for sale are generally evaluated for OTTI under ASC Topic 320, “Investments - Debt and Equity Securities.”

In determining OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

As of September 30, 2009, the Company’s security portfolio consisted of $38.7 million fair value of securities, $3.3 million of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s trust preferred securities, as discussed below.

Current market conditions have allowed some increase in the fair market value of the investment portfolio at September 30, 2009; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates differences in the market and market illiquidity.  The Company does not intend or is not expected to be required to sell these securities before recovery of their amortized cost basis.

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated. On a quarterly basis, we evaluate the creditworthiness of the issuer. Based on the issuer’s continued profitability and strong capital position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security is not considered to be other-than-temporarily impaired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Results of Operations

The Company reported net income before dividends to preferred shareholders for the three months ended September 30, 2009 of $327,000 compared to net income of $197,000 in the third quarter of 2008.  Net income available to common shareholders was $71,000 or, $0.03 per basic and diluted share this quarter, compared to net income available to common shareholders of $67,000, or $0.03 per basic and diluted common share for the third quarter of 2008.  Net income for the year has been impacted negatively by further compression in the net interest margin, provision expense, and a FDIC insurance special assessment in addition to a normal increase in premiums.

The annualized return on average assets for the Company was (.40)% for the nine months ended September 30, 2009, compared to .38% for the previous year.  The decline in return on average assets is primarily attributable to an increase in the provision in the second quarter of 2009 by $2.7 million over the second quarter of 2008.  The Company’s annualized return on average equity was (3.52)% for the nine months ending September 30, 2009, compared to an annualized return of 3.65% for the nine months ending September 30, 2008.

During the third quarter, the Company completed a comprehensive reevaluation of its branch delivery model, which resulted in the decision to close and consolidate two branch locations and to restructure the Company’s workforce both at the branch level and in the administrative services area.  As a result, during October, 2009 two branch closures were announced and seventeen positions were eliminated.  The Company expects charges of approximately $425,000 during the fourth quarter of 2009, primarily due to severance payments and fixed asset expenses related to the branch closures.  Additionally, the Company expects a reduction in operating expenses in 2010 of approximately $800,000 as a result of these actions.

It is expected that professional fees and other costs and expenses will increase in the fourth quarter as a result of an unsolicited tender offer for the Company’s common stock commenced in the fourth quarter.

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

For the quarter ended September 30, 2009, net interest income was $2.8 million, consistent with net interest income of $2.8 million for the comparable period in 2008.  For the nine months ended September 30, 2009, net interest income was $8.1 million, a decrease of $200,000 from net interest income of $8.3 million for the comparable period in 2008.

The net interest margin on a tax equivalent basis (“TE”) for the nine months ended September 30, 2009 was 3.57%, compared to 3.55% in 2008.  The Company’s yield on earning assets (TE) for the current year was 5.69%, a decrease of 95 basis points from 6.64% in the same period a year ago.  While the yield declined in most areas of earning assets, loans were the primary contributor, decreasing 95 basis points.  A significant amount of loans were tied to the prime rate without a minimum interest rate provision, causing loans to reprice downward.  However, we were able to lower the cost of funds in order to maintain the interest margin.  The cost of funds for the nine months ended September 30, 2009 was 2.46%, a decrease of 92 basis points from 3.38% in the same period a year ago.

The following table sets forth for the nine months ended September 30, 2009 and 2008, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Nine months ended September 30,		2009			2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 4,214	$ 7.22%		$ 4,400	$ 87	2.64%
Available-for-sale securities (1)
Taxable	22,683	608	3.58%	22,946	875	5.09%
Nontaxable (1)	19,330	857	5.93%	18,808	833	5.92%
Federal Home Loan Bank stock	2,025	71	4.69%	1,970	79	5.36%
Loans (2)	266,296	11,835	5.94%	273,970	14,134	6.89%
Total interest earning assets	314,548	13,378	5.69%	322,094	16,008	6.64%
Non-interest earning assets	33,447			40,789
Total Assets	$ 347,995			$ 362,883

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 60,202	$ 282.63%		$ 65,974	$ 453.92%
Savings accounts	8,915	20.30%		7,727	31.54%
Time deposits	166,759	3,993	3.20%	192,820	6,117	4.24%
Total interest-bearing deposits	235,876	4,295	2.43%	266,521	6,601	3.31%
Short-term borrowings	17	0	0.00%	353	8	3.03%
Securities sold under repurchase agreements	4,572	96	2.81%	5,330	101	2.53%
FHLB borrowings	24,993	491	2.63%	17,533	549	4.18%
Subordinated debentures	5,000	103	2.75%	5,000	191	5.10%
Total interest-bearing liabilities	270,458	4,985	2.46%	294,737	7,450	3.38%
Non-interest bearing deposits	35,999			27,367
Other liabilities	1,867			2,856
Total liabilities	308,324			324,960
Stockholders’ equity	39,671			37,923
Total Liabilities and Stockholders’ Equity	$ 347,995			$ 362,883
Net interest income		$ 8,393			$ 8,558
Net interest spread (1)			3.23%			3.26%
Net interest margin (1) (3)			3.57%			3.55%
Return on average assets ratio			(.40%)			.38%
Return on average equity ratio			(3.52%)			3.65%
Average equity to assets ratio			11.40%			10.45%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal     tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the nine months ended September 30, 2009 and 2008.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.
	Nine Months Ended
(Dollars in thousands)	September 30,
	2009 vs. 2008
	Variance Attributed to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(76)	$ (4)	$ (80)
Available-for-sale-securities:
Taxable	(256)	(11)	(267)
Nontaxable (1)	1	23	24
FHLB stock	(9)	1	(8)
Loans, net	(1,899)	(400)	(2,299)
Total net change in income on earning assets	(2,239)	(391)	(2,630)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(131)	(40)	(171)
Savings accounts	(16)	5	(11)
Time deposits	(1,298)	(826)	(2,124)
Securities sold under repurchase agreements	9	(14)	(5)
FHLB borrowings	(291)	233	(58)
Short-term borrowings	0	(8)	(8)
Subordinated debentures	(88)	0	(88)
Total net change in expense on interest-bearing liabilities	(1,815)	(650)	(2,465)

Net change in net interest income	$ (424)	$ 259	$ (165)

Percentage change	(256.97)%	(156.97)%	100.0%
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

The provision for loan losses for the third quarter of 2009 was $300,000, or 0.11% of average loans, compared to $575,000, or 0.21% of average loans for the third quarter of 2008.  For the nine months ended September 30, 2009 and 2008, the provision for loan losses was $3.5 million and $852,000, respectively.  The increase in the provision expense is reflective of the charge-off of previously classified loans that have experienced further deterioration in the current economic environment.  Non-performing assets totaled $3.5 million at September 30, 2009, compared to $3.7 million at December 31, 2008, a decrease of $200,000.  The decrease in non-performing assets can be attributed primarily to the sale of other real estate owned since December 31, 2008.

Non-Interest Income

Non-interest income for the three months ended September 30, 2009 and 2008, respectively, was $676,000 and $792,000, a decrease of $116,000, or 14.6%.  Service charges on deposit accounts decreased $100,000, or 22.1%, for the three months ended September 30, 2009 as compared to the same period for 2008 due primarily to a decline in NSF fees.

Non-interest income for the nine months ended September 30, 2009 and 2008, respectively, was $2,349,000 and $2,169,000, an increase of $180,000, or 8.3%.  Included in non-interest income for the first nine months of  2009 is a decrease in lease income of $58,000, or 32.8%, resulting from the loss of a tenant in the Company’s main office building due to the tenant’s termination of the lease agreement.  Service charges on deposit accounts decreased $231,000 for the first nine months of 2009, or 18.9%, as compared to the first nine months of 2008 due primarily to a reduction in NSF fees.  Gain on the sale of mortgage loans increased $44,000, or 20.6%, for the nine months ended September 30, 2009 as compared to the same period for 2008, as mortgage lending increased primarily as a result of first time home buyer tax credits.  With lower mortgage rates, home refinancings have also increased.

The following table shows the detailed components of non-interest income for the nine months ended September 30, 2009 as compared to September 30, 2008:

( Dollars in thousands)	September 30, 2009	September 30, 2008	Increase (Decrease)
Service charges on deposit accounts	$994	$1,225	$(231)
Gain on the sale of mortgage loans held for sale	258	214	44
Lease income	119	177	(58)
Gain on the sale of investments	361	-	361
BOLI income	226	224	2
Other income	391	329	62
	$2,349	$2,169	$ 180

Non-Interest Expense

Non-interest expense was $2.9 million in the third quarter of 2009, up from $2.8 million in the same quarter of 2008, an increase of $19,000, or ..7%.  Professional fees increased $16,000, or 15.4%, for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.  FDIC insurance increased $74,000 in the third quarter of 2009, or 137.0%, as compared to the same period for 2008.  The second quarter of 2009 included a 5 basis point special assessment in addition to the increased premiums implemented in 2009 to replenish the deposit insurance fund.

Non-interest expense was $9.0 million for the nine months ended September 30, 2009, up from $8.4 million in the same period of 2008.  Occupancy expense increased $52,000 due to a new branch opening in the first quarter of 2009.  Professional fees increased $152,000 or 51.4%, for the nine months ended September 30, 2009 as compared to the same period for 2009.  FDIC insurance increased $344,000 for the first nine months of 2009 as compared to the first nine months of 2008 due to the increased FDIC assessments which were significantly impacted by the special assessment in the second quarter.  While not announced, additional FDIC special assessments may be necessary in future periods.

The Company accounts for its employee and non-employee stock option plans under the recognition and measurement principles of ASC Topic 718, “Compensation - Stock Compensation.”  ASC Topic 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarters ended September 30, 2009 and 2008, compensation expense recorded was $0 and $29,000, respectively.  For the nine months ended September 30, 2009 and 2008, compensation expense recorded was $13,000 and $87,000, respectively.   Stock option compensation expense ended in the first quarter of 2009 as all options fully vested.

The increases (decreases) in expense by major categories are as follows for the nine months ended September 30, 2009 as compared to September 30, 2008:

Dollars in thousands	September 30, 2009	September 30, 2008	Increase (Decrease)
Salaries and employee benefits	$4,092	$4,000	$92
Net occupancy expense	1,010	958	52
Equipment expense	569	577	(8)
Advertising	340	360	(20)
Professional fees	448	296	152
Data processing services	501	546	(45)
Franchise shares and deposit tax	365	345	20
FDIC Insurance	489	145	344
Core deposit intangible amortization	207	220	(13)
Postage and office supplies	165	140	25
Telephone and other communication	149	193	(44)
Other operating expenses	646	610	36
	$8,981	$8,390	$591

Income Taxes

Income tax expense has been calculated based on the Company’s anticipated effective tax rate for 2009.  During the third quarter of 2009, income tax (benefit) expense totaled $31,000, compared to $(24,000) for the same period of 2008.  The effective tax rate for the third quarter of 2009 was 8.7%, compared to (13.9%) for 2008.  Income tax (benefit) expense for the first nine months of 2009 was $(987,000), compared to $167,000 for the first nine months of 2008.  The effective tax rate for the first nine months of 2009 was (48.6%), compared to 13.9% for 2008.  The decrease is related to the pre tax loss, and also impacted by the fact that income on tax-exempt securities and earnings from company-owned life insurance has remained consistent.

We evaluate the realizability of our deferred tax assets on a quarterly basis as warranted.  In performing our analysis, we consider all information currently available, both positive and negative, in determining whether the deferred tax asset will be realized.  We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized.  At this time, we have determined that a valuation allowance on our deferred tax assets is not considered necessary, as we are able to carryback approximately $500,000 of our deferred tax asset and expect to generate taxable income in future years. As a result of the Company’s actions in October to reduce operating expenses, the Company determined that future taxable income will be available to absorb existing deferred tax assets, so all tax benefits from operating losses in 2009 have been recognized.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky franchise and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2004.

Balance Sheet Review

Overview

Total assets at September 30, 2009 were $341.7 million, down from $355.1 million at December 31, 2008, a decrease of $13.4 million, or 3.8%. Loans decreased $12.3 million and federal funds sold increased $1.2 million.  Available-for-sale securities decreased $1.2 million.  Deposits increased by $2.8 million from the prior year end and FHLB borrowings decreased $8.0 million.

Loans

At September 30, 2009, gross loans totaled $259.4 million, compared to $271.7 million at December 31, 2008, a decrease of $12.3 million, or 4.5%.  Total loans, net of the allowance for loan losses, averaged $262.6 million for the first nine months of 2009, compared to $270.8 million for the nine months ended September 30, 2008, a decrease of $8.2 million, or 3.0%.  The Company experienced loan declines in the first nine months of the year compared to year-end, primarily in commercial, agricultural, and commercial real estate loans.  While the Company continues to generate new loan originations, the Company has experienced payoffs on loans whose pricing did not contribute positively to the overall net interest margin.  In addition, $2.6 million of participation loans purchased by the

Company were bought back due to low loan demand at the originating institutions.  The following table presents a summary of the loan portfolio by category:

(Dollars in thousands)	September 30,	% of	December 31,	% of
	2009	Total Loans	2008	Total Loans
Commercial and agricultural	$74,539	28.74%	$79,248	29.16%
Commercial real estate	102,502	39.51%	104,043	38.29%
Residential real estate	70,876	27.32%	74,027	27.24%
Consumer	11,491	4.43%	14,427	5.31%
	$259,408	100.00%	$271,745	100.00%

Substantially all of the Company’s loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2009, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $1.7 million to $5.2 million.  The aggregate amount of these credit relationships was $53.9 million.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2009.  Maturities are based on contractual terms.  The Company’s policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities
September 30, 2009	Within One Year	After One But Within Five Years	After Five Years	Total
(Dollars in thousands)

Commercial and agricultural	$ 33,610	$29,308	$11,621	$ 74,539
Commercial real estate	29,318	34,498	38,686	102,502
Residential real estate	3,918	17,354	49,604	70,876
Consumer	2,860	8,214	417	11,491
Total	$69,706	$89,374	$100,328	$259,408

Asset Quality and the Allowance for Loan Losses

Asset quality is considered by management to be of primary importance, and the Company employs two full-time internal credit review officers to monitor adherence to the lending policy during the loan review and to take appropriate actions where warranted.  The following table sets forth selected asset quality measures and ratios for the periods indicated.

	September 30, 2009	December 31, 2008
(Dollars in thousands)
Non-performing loans	$ 2,698	$2,550
Non-performing assets	3,482	3,733
Allowance for loan losses	3,777	3,816
Non-performing assets to total loans	1.34%	1.37%
Non-performing assets to total assets	1.02%	1.03%
Net charge-offs to average total loans	1.36%	.48%
Allowance for loan losses to non-performing loans	139.90%	149.65%
Allowance for loan losses to total loans	1.46%	1.40%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at September 30, 2009 consisted of $2.4 million of non-accrual loans and $307,000 of loans past due 90 days or more.  Of the non-accrual loans, $655,000 are loans secured by real estate in the process of collection, $148,000 are loans secured by real estate not in foreclosure, $1.5 million are commercial loans, and $50,000 are consumer loans in the process of collection.  The $307,000 of loans past due 90 days or more include two residential real estate loans totaling $46,000, two commercial loans totaling $234,000, and four consumer loans totaling $26,000.  These past due loans are in varying stages of collection and no future losses have been identified at this time.  Other non-performing assets include $785,000 in other real estate.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review.  Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company.  Included in the review of individual loans are those that are impaired as provided in ASC Topic 310, “Receivables.”  The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual.  Historical loss rates are applied to other loans not subject to reserve allocations.  These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and the Company’s internal credit examiners.  Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The following table sets forth an analysis of the Company’s allowance for loan losses for the nine months ended September 30, 2009 and 2008:

Summary of Loan Loss Experience
	September 30, 2009	September 30, 2008
(Dollars In thousands)
Balance, beginning of year	$3,816	$3,194
Provision for loan losses	3,500	852
Amounts charged off:
Commercial	(2,612)	(432)
Commercial real estate	(555)	(16)
Residential real estate	(151)	(304)
Consumer	(300)	(90)
Total loans charged off:	(3,618)	(842)
Recoveries of amounts previously charged off:
Commercial	59	13
Commercial real estate	-	-
Residential real estate	17	13
Consumer	3	16
Total recoveries	79	42
Net (charge-offs) recoveries	(3,539)	(800)
Balance, end of period	$3,777	$3,246

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

Allocation of Allowance for Loan Loss
	September 30, 2009		December 31, 2008		September 30, 2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$ 818	27.32%	$ 823	27.24%	$ 900	27.18%
Consumer and other loans	176	4.43%	340	5.31%	228	5.29%
Commercial and agriculture	1,781	28.74%	1,641	29.16%	1,162	28.98%
Commercial real estate	886	39.51%	830	38.29%	678	38.55%
Unallocated	116	0.00%	182	0.00%	278	0.00%
Total allowance for loan losses	$ 3,777	100.00%	$ 3,816	100.00%	$ 3,246	100.00%

The Company believes that the allowance for loan losses of $3.8 million at September 30, 2009 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  The Company has an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.

Securities
The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of states and political subdivisions.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing the Company’s effective tax rate.  Securities are all classified as available-for-sale, and averaged $42.0 million for the first nine months of 2009, compared to $41.8 million for 2008.  The table below presents the carrying value of securities by major category.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

U.S. Government agencies	$ 16,042	$ 4,504
Mortgage-backed securities	2,206	15,582
Municipal securities	19,785	19,042
Trust preferred security	700	800 2,000,249
Total available-for-sale securities	$ 38,733	$ 39,928

The table below presents the maturities and yield characteristics of securities as of September 30, 2009.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2009		Over	Over
(Dollars in thousands)		One Year	Five Years	Over
	One Year	Through	Through	Ten	Total	Market
	or Less	Five Years	Ten Years	Years	Maturities	Value
U.S. Government agencies	$ -	$ 15,019	$ 997	$ -	$ 16,016	$ 16,042
Mortgage-backed securities:(1)	-	2,131	-	-	2,131	2,206
Municipal securities	-	1,656	8,006	9,403	19,065	19,785
Trust preferred security	-	-	-	1,861	1,861	700
Total available- for sale -securities	$ -	$ 18,806	$ 9,003	$ 11,264	$ 39,073	$ 38,733

Percent of total	0.0%	48.1%	23.1%	28.8%	100.0%
Weighted average yield(2)		2.39%	5.21%	6.01%	4.10%
_______________
(1)  Mortgage-backed securities are grouped into average lives based on September 2009 prepayment projections.
(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a fully tax- equivalent basis.

Current market conditions have allowed an increase in the fair market value of the investment portfolio at September 30, 2009.  However, the total portfolio has not yet recovered.  The primary decline in market value stems from one single issue trust preferred security which has declined due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade. For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates changes in the market and market illiquidity.  The Company does not intend to sell these securities and does not believe it will be required to sell these securities.

Deposits

The Company’s primary source of funding for its lending and investment activities results from customer and brokered deposits.  As of September 30, 2009, total deposits were $275.8 million, compared to total deposits of $273.0 million at December 31, 2008, an increase of $2.8 million or 1.0%.

Total deposits averaged $271.9 million during the first nine months of 2009, a decrease of $22.0 million, or 7.5%, compared to $293.9 million in 2008.  Time deposits of $100,000 or more averaged $67.2 million and $75.0 million for the nine months ended September 30, 2009, and 2008, respectively.  Interest expense on time deposits of $100,000 or more was $1.9 million for the first nine months of 2009, compared to $2.6 million for the first nine months of 2008.  The average cost of time deposits greater than $100,000 for the nine months ending September 30, 2009, and 2008, was 3.73% and 4.66%, respectively.  The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2009 and December 31, 2008.

Maturity of Time Deposits of $100,000 or more
(Dollars in thousands)	September 30, 2009	December 31, 2008

Three months or less	$9,857	$9,118
Over three through six months	10,432	20,842
Over six through twelve months	30,351	16,028
Over one year through three years	21,016	20,225
Over three years through 5 years	4,643	10,127
Over five years	-	-
Total	$76,299	$76,340

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2009:

(Dollars in thousands)
Type	Maturity	Rate	Amount
Fixed	October 22, 2009	4.49%	2,000
Fixed	November 24, 2009	0.25%	6,000
Fixed	November 30, 2009	4.00%	3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$19,500

At September 30, 2009, we had available collateral to borrow an additional $19.1 million from the FHLB.

Other Borrowings.

At September 30, 2009, we had established Federal Funds lines of credit totaling $14.6 million with three correspondent banks.  No amounts were drawn as of September 30, 2009.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.  During the third quarter of 2008 the Bank was awarded a bid for a public school construction account for $10 million that was included in the repurchase agreement balance at a fixed rate.  By September 30, 2009, all of the $10 million public fund repurchase agreement had been withdrawn.  Information regarding federal funds purchased and securities sold under repurchase agreements as of September 30, 2009, is presented below.

(Dollars in thousands)
September 30, 2009
Federal funds purchased and repurchase agreements:
Balance at period end	$1,517
Weighted average rate at period end	2.01%
Average balance during the nine months ended September 30, 2009	$4,589
Weighted average rate for the nine months ending September 30, 2009 during the year	2.81%
Maximum month-end balance	$6,878

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2009 was 2.25%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total average assets.  The Company’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2009	December 31, 2008	Regulatory Minimum
Tier I leverage ratio	11.01%	11.31%	4.00%
Tier I risk-based capital ratio	13.05%	13.52%	4.00%
Total risk-based capital ratio	14.30%	14.77%	8.00%

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2009	December 31, 2008	Regulatory Minimum	“Well-capitalized” Minimum
Tier I leverage ratio	9.48%	9.68%	4.00%	5.00%
Tier I risk-based capital ratio	11.24%	11.53%	4.00%	6.00%
Total risk-based capital ratio	12.49%	12.78%	8.00%	10.00%

At September 30, 2009 and December 31, 2008, the Company and the Bank were categorized as “well capitalized” under the regulatory framework for prompt corrective action.  The Company’s capital ratios decreased at September 30, 2009 due to the net loss in the second quarter of 2009 and an increase in the amount of tax credit disallowed for Tier 1 capital purposes.

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

At September 30, 2009, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 1.35% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would increase 3.18%.  Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.

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

CITIZENS FIRST CORPORATION

Date:	November 5, 2009	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer
(Principal Executive Officer)

	November 5, 2009	/s/ Steve Marcum
Steve Marcum
Executive Vice President and Chief Financial Officer