Form 10-K
period 2009-12-31
CITIZENS FIRST CORP
filed 2010-03-30
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $10,828,274 as of June 30, 2009

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 25, 2010

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 20, 2010 are incorporated by reference into Part III.

Citizens First Corporation

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

Part I

Item 1.  Business

Overview

Citizens First Corporation was incorporated in Kentucky in 1975 for the purpose of conducting business as an investment club, and is headquartered in Bowling Green, Kentucky.  In late 1998 and early 1999, the Company received regulatory approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”), through its organization and ownership of its subsidiary, Citizens First Bank, Inc. (the “Bank”), a Kentucky state chartered bank that commenced operations on February 19, 1999. The Bank currently conducts full-service community banking operations from nine locations in the Kentucky counties of Barren, Hart, Simpson and Warren.

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

We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide outstanding service through our employees, who are relationship-oriented and committed to customer service. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability.

Employees

At December 31, 2009, we had 88 full-time equivalent employees. Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement

Lending Activities

General.  We offer a variety of loans, including real estate, construction, commercial and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2009, we had total loans of $263.9 million, representing 76.7% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. At December 31, 2009, our commercial loans had an average size of $85,000 and the largest loan was $2.6 million. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. At December 31, 2009, commercial loans amounted to $74.9 million, or 28.4%, of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. At December 31, 2009, our commercial real estate loans had an average size of $204,000 and the largest loan was $4.1 million. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2009, total commercial real estate loans amounted to $104.8 million, or 39.7% of our loan portfolio.

Residential Real Estate Loans.  We originate residential mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. At December 31, 2009, our residential real estate loans had an average size of $54,000 and the largest loan was $2.7 million. We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. Except for five-year fixed rate residential mortgage loans, we sell to the secondary market all of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2009, total residential real estate loans amounted to $73.2 million, or 27.7% of our loan portfolio.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market. We receive fees in connection with the sale of mortgage loans, with these fees aggregating $317,000 and $278,000 for the years ending December 31, 2009 and 2008, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. At December 31, 2009, our consumer loans had an average size of $6,000, and the largest loan was $315,000. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, 2009, total consumer loans amounted to $11.0 million, or 4.2% of our loan portfolio.

Loan Underwriting and Approval.  We seek to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist us in managing this business risk. These policies provide a general framework for our loan operations while recognizing that not all risk activities and procedures can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of our Vice President, Credit Administration or our President and Chief Executive Officer where appropriate.

Deposit Services

Our principal source of funds is core deposits. We offer a range of deposit products and services consistent with the goal of attracting a wide variety of customers, including small- to medium-sized businesses. We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers. In some cases, we require business customers to maintain minimum balances. We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.

We offer a variety of deposit accounts, including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer. We focus on making our products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment.  We have fifteen ATMs, two of which are located in restricted work-place environments, located within our markets.  We also provide debit cards, credit cards, safekeeping and safe deposit boxes, ACH and other direct deposit services, savings bond redemptions, cashiers checks, travelers’ checks and letters of credit. We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies. We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

We provide title insurance services to mortgage loan customers for a fee and, through third party providers, we offer other insurance services and trust services and receive a fee for referrals.  We offer non-deposit investment services and products through an agreement with a broker-dealer.  We earn advisory fees and commissions from the sale of these services and products.  The objective of offering these products and services is to generate fee income and strengthen relationships with our customers.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our profitability depends upon our ability to compete in the market area in which our bank offices are located.  We compete for deposits, loans and other banking services generally on the basis of convenient office locations, interest rates, fees and the range of services offered. We compete with existing area financial institutions other than commercial banks and savings banks, including commercial bank loan production offices, mortgage companies, insurance companies, consumer finance companies, securities brokerage firms, credit unions, money market funds and other business entities which have recently entered traditional banking markets.

Our most competitive market area is in Warren County. As of February 28, 2010, there were 19 financial institutions operating a total of 57 offices in Warren County. In addition, there are six financial institutions operating a total of 10 offices in Simpson County, four institutions operating a total of six offices in Hart County and seven financial institutions operating 20 offices in Barren County.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws and regulations are generally intended to protect customers and depositors of the Bank and not for the protection of the Company or its shareholders.  The following summary briefly describes some material provisions of the regulatory framework which apply to us.  It is qualified by reference to the statutory and regulatory provisions discussed, and is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations.

Citizens First Corporation

We are a bank holding company under the Bank Holding Company Act of 1956.  As such, we are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve, and we are required to file periodic reports of our operations and any additional information the Federal Reserve may require.

Acquisitions.  A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock or all or substantially all of the assets of a bank, merging or consolidating with any other bank holding company and before engaging, or acquiring a company that is not a bank but is engaged in certain non-banking activities. Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company with a class of securities registered under the Securities Exchange Act of 1934 would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Permissible Activities.  A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any bank, bank holding company or company engaged in any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature.” Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. We have not filed an election to become a financial holding company.

Participation in Capital Purchase Program.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic

Stabilization Act of 2008 (the “EESA”) became law. Pursuant to the EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Secretary of the Department of the Treasury announced that the Department of the Treasury would purchase equity stakes in a wide variety of banks and thrifts. Under the program, known as the Troubled Asset Relief Program Capital Purchase Program (the “Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury made $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury received, from participating financial institutions, warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions were required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the Capital Purchase Program.

On December 19, 2008, we sold to the U.S. Treasury 250 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount per share of $35,116, and a warrant to purchase 254,218 shares of our common stock, at an initial per share exercise price of $5.18, for an aggregate purchase price of $8,779,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  Pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (“ARRA”) we may, upon prior consultation with Citizen First’s and the Bank’s appropriate regulatory agency redeem the Series A preferred stock at any time. Upon full redemption of the Series A preferred stock, the Treasury Department will also liquidate the associated warrant.  The Series A preferred stock is generally non-voting.

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

The current terms of participation in the Capital Purchase Program include the following:

•                  We filed with the SEC a registration statement under the Securities Act of 1933 registering for resale the Warrant and any shares of common stock issuable from time to time upon exercise of the Warrant.

•                  As long as the Series A preferred stock remains outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A preferred stock are fully paid, we will not be permitted to declare or pay dividends on any common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A preferred stock (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A preferred stock), nor will we be permitted to repurchase or redeem any common stock or preferred shares other than the Series A preferred stock.

•                  Unless the Series A preferred stock has been transferred to unaffiliated third parties or redeemed in whole, until December 19, 2011, the Treasury Department’s approval is required for any increase in common stock dividends or any share repurchases other than repurchases of the Series A preferred stock, repurchases of junior preferred shares or common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances.

As a recipient of government funding under the Capital Purchase Program, we must also comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us.  The Treasury Department adopted rules for these standards in June 2009. The standards imposed by the ARRA include, without limitation, the following:

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

•                  we are prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to our most highly compensated officer, except for certain grants of restricted stock;

•                  severance payments to the senior executive officers or next five most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

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

The Treasury Department has certain supervisory and oversight duties and responsibilities under the EESA, the Capital Purchase Program and the ARRA. Also, the Special Inspector General for TARP has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the Treasury Department under the Capital Purchase Program, including the Series A preferred stock purchased from us.

Capital Adequacy.  We are required to comply with the capital adequacy standards established by the Federal Reserve at the holding company level, and the FDIC at the bank level.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among depository institutions and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.

The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2009, our ratio of total capital to total risk-weighted assets was 13.79% and our ratio of Tier 1 capital to total risk-weighted assets was 12.54%.

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

We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%.   As of December 31, 2009, our leverage ratio was 10.52%.

Dividends.  We are a legal entity separate and distinct from Citizens First Bank. The majority of our revenue is from dividends paid to us by Citizens First Bank.  Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders. Citizens First Corporation did not pay any dividends to its common shareholders in 2009.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We and the Bank are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due. Citizens First Bank did not pay any dividends in 2009 and cannot pay dividends without prior approval of the Kentucky Department of Financial Institutions.

In addition to the limitations on our ability to pay dividends under Kentucky law, our ability to pay dividends on our common stock is also limited by our participation in the Capital Purchase Program.  Prior to December 18, 2011, unless we have redeemed the Series A preferred stock issued to the U.S. Treasury in the Capital Purchase Program, or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before we can declare or pay any dividend or make any distribution on our common stock above the amount of our last cash dividend of $0.05 per share.   Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.  Additionally, the Federal Reserve Bank of St. Louis under certain circumstances may preclude us from paying dividends on our Series A preferred stock or trust preferred securities.  Recent supervisory guidance from the Federal Reserve indicates that Capital Purchase Program participants that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

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

Restrictions on Transactions with Affiliates.  Both the Company and the Bank are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act.  Section 23A places limits on the amount of a bank’s loans or extensions of credit to affiliates, a bank’s investment in an affiliate, assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates, and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

Section 23B prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Support of Subsidiary Institutions.  Holding companies must also act as a source of financial strength for and to commit resources to support their subsidiary banks.  This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it.  In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Citizens First Bank

The Bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky.  As a result, we are subject to the supervision, examination and reporting requirements of both the Kentucky Department of Financial Institutions (KDFI) and the FDIC.

We also are subject to numerous state and federal statutes and regulations that affect our business activities and operations, including restrictions on loan limits, interest rates, “insider” loans to officers, directors, and principal shareholders, tie-in arrangements and transactions with affiliates, among other things.

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

The Bank opted-in to the FDIC Temporary Liquidity guarantee program effective October 14, 2008.  The guarantee program provides a temporary unlimited guarantee of funds in noninterest bearing transaction accounts.  The Bank will be assessed an additional fee for noninterest bearing account balances greater than $250,000.  Normal premium assessment rates were increased by the FDIC in 2009 and were effective based on the March 31, 2009 balances.  In addition, a one-time special assessment of 5 basis points was implemented in the second quarter of 2009.  While not announced, additional FDIC special assessments may be necessary in future periods.  The FDIC has also amended 12 CFR Part 327 to require institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  The prepaid assessments for these periods were collected on December 30, 2009.  Effective September 30, 2009 the annual assessment for 2011 was increased 3 basis points.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition or has violated applicable laws, regulations or orders.

Capital Adequacy.  Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. As of December 31, 2009, Citizens First Bank’s ratio of total capital to total risk-weighted assets was 12.37% and its ratio of Tier 1 capital to total risk-weighted assets was 11.12%.  The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2009, Citizens First Bank’s leverage ratio was 9.38%.

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed.  With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions.  The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to limitations.  The controlling bank holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements.  An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution and a lower capital category based on supervisory factors other than capital.  We believe that the Bank would be considered “well capitalized” as of December 31, 2009.

Community Reinvestment.  The Community Reinvestment Act (“CRA”) requires that the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  At our last regulatory examination, the Bank received a “satisfactory” CRA rating.

Consumer Protection Laws. Citizens First Bank is subject to consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act, and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Privacy. Federal law currently contains extensive customer privacy protections provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

USA Patriot Act. The USA PATRIOT Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. In addition, the Patriot Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. The Bank currently has policies and procedures in place designed to comply with the Patriot Act.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.  With the enactments of EESA and AARA and the significant amount of legislation currently proposed in Congress that will affect financial institutions, the nature and extent of the future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov . Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.citizensfirstbank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report or Form 10-K free of charge upon written request to: Chief Financial Officer, Citizens First Corporation, 1065 Ashley Street, Bowling Green, Kentucky 42103.

Item 1A. Risk Factors

There are factors, many beyond our control, which may significantly change the results or expectations of our Company.  Some of these factors are described below.

Current market developments could continue to adversely affect our industry, business, and results of operations.

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

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

•                  Declines in consumer confidence could also result in withdrawal of deposit funds by consumers, negatively impacting our liquidity.

•                  We may be required to pay increasingly higher FDIC premiums because of the increased deposit coverage and the closure of other financial institutions could deplete the insurance fund of the FDIC.

As each of the above conditions continues to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience further adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

•                  changes in economic and industry conditions; and

•                  the duration of the loan.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Growing loan portfolios are, by their nature, unseasoned. As a result, estimating loan loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

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

Approximately 67.4% of our loan portfolio as of December 31, 2009 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our operations depend upon our continued ability to access Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our market, we utilize advances from the Federal Home Loan Bank of Cincinnati to help fund our asset base. Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  At December 31, 2009, we had $11.5 million in Federal Home Loan Bank advances.

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

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of KBC (see Note 5 “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment.  We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount.  We recorded a goodwill impairment during 2008 but determined that goodwill was not further impaired during 2009.  However, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets.  If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

The Company’s securities portfolio performance in difficult market conditions could have adverse effects on the Company’s results of operations.

Under U.S. generally accepted accounting principles, we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our intent to sell or determination that we will not be required to sell investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit loss recognized as a charge to earnings. Recent market volatility has made it extremely difficult to value certain of our securities. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations in future periods.

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

If we are unable to redeem the Series A preferred stock after five years, the cost of this capital to us will increase substantially.

If we do not redeem the Series A preferred stock prior to December 19, 2013, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A preferred stock could have a material negative effect on our liquidity.

We may be adversely affected by further increases in FDIC insurance or special assessments.

Our earnings, liquidity, and capital may be affected by FDIC assessments.  In February 2009, the FDIC adopted an interim rule increasing insurance assessments and also proposed a special 20 basis point one-time emergency special assessment.  The proposed 20 basis point assessment was changed to 5 basis points and was based on total assets rather than deposits.  This special assessment was paid September 30, 2009.  The FDIC has the ability to require additional special assessments if determined necessary.  In November 2009, the FDIC issued a final rule requiring banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  These prepayments were collected on December 30, 2009 along with the regular assessment for the third quarter of 2009.  Along with this prepayment, insurance rates were increased three basis points beginning with 2011.  These steps were taken as an alternative to requiring additional special assessments during 2009.  Should the condition of the banking industry continue to decline, it is possible that the FDIC could increase rates further or assess additional emergency assessments and those increases or assessments could materially affect our reported earnings, liquidity or capital.

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

The EESA authorized the Treasury Department to, among other things, purchase up to $700 million of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies. The purpose of EESA is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the Capital Purchase Program, the Treasury Department is purchasing equity securities from participating institutions. For more information regarding our participation in the Capital Purchase Program, see the discussion under the caption “Participation in Capital Purchase Program” in “Item 1—Business” of this report. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000 until the end of 2013. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

As a service to our clients, we currently offer an Internet PC banking product. Use of this service involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients’ transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.

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

Citizens First Corporation receives substantially all of its revenue as dividends from the Bank.  Federal and state regulations limit the amount of dividends that the Bank may pay to Citizens First.  In the event the Bank becomes unable to pay dividends to Citizens First, Citizens First may not be able to service its debt, pay its other obligations or pay dividends on our preferred stock or our common stock.  Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations.  Because of losses incurred, the Bank may not pay dividends to the Company without first obtaining regulatory approval.

A small number of customers account for a large percentage of our total deposits.

At December 31, 2009, our ten largest deposit customers accounted for approximately $28.5 million, or 9.9%, of total deposits. If one or more of these customers move their deposits, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets.

We rely on certificates of deposit in excess of $100,000 for a significant portion of our deposit funding.

At December 31, 2009, $78.7 million, or 27.3% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  Although our external auditors are not required to attest on our internal controls over financial reporting until 2010 (extended during 2009), we expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

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

Our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare or pay dividends on our common stock or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A preferred stock. Further, we are not permitted to increase dividends on our common stock above the amount of our last cash dividend of $0.05 per share without the Treasury Department’s approval until December 19, 2011, unless all of the Series A preferred stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties. In addition, our ability to repurchase shares of our common stock is restricted. The consent of the Treasury Department generally is required for us to make any stock repurchase (other than purchases of Series A preferred stock or purchases of junior preferred shares or common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 19, 2011, unless all of the Series A preferred stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties. Further, our common stock or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Series A preferred stock dividends.

As a recipient of government funding under the Capital Purchase Program, we must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us excluding any period during which the Treasury Department holds only the Warrant. These standards include (but are not limited to) (i) ensuring that incentive compensation plans and arrangements for senior executive officers do not encourage unnecessary and excessive risks that threaten our value; (ii) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a senior executive officer based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibitions on making golden parachute payments to senior executive officers, except for payments for services performed or benefits accrued; (iv) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to our President, except for certain grants of restricted stock; (v) prohibitions on compensation plans that encourage manipulation of reported earnings; (vi) retroactive review of bonuses, retention awards or other compensation that the Treasury Department finds to be inconsistent with the purposes of the Capital Purchase Program or otherwise contrary to the public interest; (vii) required establishment of a company-wide policy regarding “excessive or luxury expenditures”; (viii) inclusion in our proxy statements for annual shareholder meetings of a non-binding “say on pay” shareholder vote on the compensation of executives; and (ix) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the senior executive officers in excess of $500,000 per year.

The Series A preferred stock impacts net income available to holders of our common stock and earnings per share of our common stock, and the Warrant we issued to the Treasury Department may be dilutive to holders of our common stock.

While the additional capital we raised through our participation in the Capital Purchase Program provided further funding to our business, it has increased our equity as well as our preferred dividend requirements.  Warrants issued could potentially dilute earnings for shares of common stock currently outstanding.  The dividends declared and the accretion of discount on the Series A preferred stock reduces the net income available to holders of our common stock and our earnings per share.  The Series A preferred stock also receives preferential treatment in the event of our liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department is exercised.  The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2009.  Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Item 1B. Unresolved Staff Comments. None.

Item 2. Properties

We currently operate from a nine office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned

Corporate Office	1065 Ashley Street	Owned
Bowling Green, Kentucky

Main Office	1805 Campbell Lane	Leased (1)
Bowling Green, Kentucky

Branch	987 Lehman Avenue	Owned
Bowling Green, Kentucky

Branch	1200 S. Main Street	Owned
Franklin, Kentucky

Branch	2451 Fitzgerald-Industrial Drive	Owned
Bowling Green, Kentucky

Type of Office	Location	Leased or Owned

Branch	705 N. Main Street	Owned(2)
Franklin, Kentucky

Branch	204 East Main Street	Owned
Horse Cave, Kentucky

Branch	760 West Cherry	Owned
Glasgow, Kentucky

Branch	607 S L Rogers Well Blvd	Leased
Glasgow, KY

Branch	656 North Main Street	Leased
Munfordville, Kentucky

Branch	113 West Public Square	Leased(2)
Glasgow, Kentucky

(1)  We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.

(2)  We closed this office at the end of January 2010.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.”  Trading volume in the Company’s common stock is light.  As of March 24, 2010, there were approximately 850 shareholders, including 152 shareholders and approximately 698 beneficial owners whose shares are held in “street” name by securities brokers-dealers or other nominees.

The following table shows the reported high and low sales price for the periods:

2009	High	Low
Fourth Quarter	$8.72	$3.75
Third Quarter	5.50	4.00
Second Quarter	5.85	3.51
First Quarter	4.44	3.71

2008	High	Low
Fourth Quarter	$6.50	$3.55
Third Quarter	8.15	5.96
Second Quarter	10.00	7.80
First Quarter	10.40	8.25

No cash dividends were paid on common stock during 2009. We paid a cash dividend of $0.05 per share on our common stock in June and December of 2008.  Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  Quarterly dividends are payable on our Series A preferred stock, prior and in preference to the payment of dividends on our common stock , and pari passu with the payment of dividends on our cumulative perpetual preferred stock, at an annual fixed rate of 5.0% through December 18, 2013 and at the rate of 9% thereafter.

Our ability to pay dividends depends on the ability of our subsidiary, Citizens First Bank, to pay dividends to us.  The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  Under Kentucky law, the Bank may pay dividends only from current or retained net profits.  Prior regulatory approval is required to pay dividends which exceed the Bank’s net profits for the current year plus its retained net profits for the preceding two calendar years.  State and federal regulatory authorities also have authority to prohibit the Bank from paying dividends if they deem such payment to be an unsafe or unsound practice.  See “Business-Supervision and Regulation.”

The Company’s 401(K) plan offers employees the opportunity to invest contributions in a fund consisting primarily of the Company’s common stock.  As of December 31, 2009, the common stock fund held 17,905 shares of Company common stock.

The following table sets forth certain information as of December 31, 2009, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities		for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation
	Outstanding	Outstanding	plans
	Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	reflected in Column a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	91,260	$15.22	83,486
Equity compensation plans not approved by security holders	0	0.00	0
Total	91,260	$15.22	83,486

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

Overview of 2009

For the year ended December 31, 2009, we reported a net loss of $(1.6) million compared to a net loss of $(5.6) million for the year ended December 31, 2008. Basic and diluted loss per common share were $(1.34) for the year ended December 31, 2009, compared to $(3.14) for 2008.

Significant developments for the year ended December 31, 2009 were:

•	Deposits grew 5.7% to $288.5 million compared to $273.0 million at December 31, 2008.

•	Total assets decreased $10.9 million, or 3.1% to $344.2 million since the 2008 year-end, led by a decline in loans of $7.8 million.

•	Net interest margin increased to 3.63% for 2009 compared to 3.52% for 2008 as our rates paid on deposits and borrowings declined faster than rates we earned on loans.

•

Provision for loan losses increased $2.8 million, or 146.3%, in comparison to 2008 as the result of increased net loan charge-offs of $4.6 million, or 1.72% of average loans for 2009, compared with $1.3 million, or 0.48% of average loans for 2008.

•

During the fourth quarter, we announced a plan designed to streamline branch delivery and significantly reduce operating expenses. We scheduled two branches to close in January 2010, reduced our workforce by 20% and reorganized our administrative services division.

•

We received notice in October 2009 of a hostile tender offer of our Company by Porter Bancorp, Inc., which was ultimately withdrawn by Porter prior to its expiration date. We incurred expenses of approximately $350,000 defending against this unsolicited tender offer.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses incurred in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows or underlying collateral values on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Asset Quality and the Allowance for Loan Losses” below.

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on its assessment completed with the help of an outside valuation firm, we believe our goodwill of $2.6 million and other identifiable intangibles of $1.3 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2009.

Valuation of Deferred Tax Asset

We evaluate deferred tax assets quarterly. We will realize this asset to the extent we are profitable or able to carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax planning strategies to maximize realization of the deferred tax assets. Management believes we will generate sufficient operating earnings to realize the deferred tax asset. Examinations of our income tax returns or changes in tax law may impact the tax liabilities and resulting provisions for income taxes.

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

For the year ended December 31, 2009, net interest income was $11.0 million, an increase of $80,000, or 0.7%, over net interest income of $10.9 million in 2008. The net interest margin in 2009 was 3.63%, compared to 3.52% in 2008. This increase of 11 basis points resulted primarily from a reduction in interest expense which exceeded the reduction in interest income.  The prime rate remained stable throughout 2009 at 3.25%, and both loans and deposits renewed at lower rates throughout the year. Interest rates were more volatile in 2008, with reductions in the federal funds target rate and seven prime rate cuts that totaled 400 basis points.

Net Interest Analysis Summary

	2009	2008

Average yield on interest earning assets	5.68%	6.50%
Average rate on interest bearing liabilities	2.37%	3.27%
Net interest spread	3.31%	3.23%
Net interest margin	3.63%	3.52%

Our average interest-earning assets were $313.9 million for 2009, compared with $321.5 million for 2008, a 2.4% decrease primarily attributable to a decrease in outstanding loans. Average loans were $265.4 million for 2009, compared with $274.0 million for 2008, a 3.1% decrease. Our total interest income decreased 14.8% to $17.8 million for 2009, compared with $20.9 million for 2008. The change was due primarily to lower loan yields, although reduced volume also contributed to decline.

Our average interest-bearing liabilities decreased by 7.8% to $270.7 million for 2009, compared with $293.7 million for 2008. Our total interest expense decreased 33.1% to $6.4 million for 2009, compared with $9.6 million during 2008.  The change was due primarily to a decrease in the rates of time deposits. Our average volume of time deposits decreased 11.2% to $169.0 million for 2009, compared with $190.3 million for 2008. The average interest rate paid on time deposits decreased to 3.07% for 2009, compared with 4.09% for 2008.  The cost of funds in total decreased from 3.27% in 2008 to 2.37% in 2009. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates, and decreased rates on FHLB advances.

The following table sets forth for the years ended December 31, 2009 and 2008 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

(Dollars in Thousands)
Average Consolidated Balance Sheets and Net Interest Analysis Year Ended December 31,
	2009			2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Interest-earning assets:
Federal funds sold and other	$5,182	$9	0.17%	$3,913	$93	2.37%
Available-for-sale securities:
Taxable	22,097	748	3.39%	22,602	1,164	5.15%
Nontaxable(1)	19,222	1,136	5.91%	18,989	1,116	5.88%
FHLB stock	2,025	94	4.64%	1,984	104	5.25%
Loans, net (2)	265,355	15,831	5.97%	274,012	18,434	6.73%
Total interest-earning assets	313,881	17,818	5.68%	321,500	20,911	6.50%
Non-interest earning assets	33,181			40,436
Total assets	$347,062			$361,936

(Dollars in Thousands)
Average Consolidated Balance Sheets and Net Interest Analysis Year Ended December 31,
	2009			2008
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Interest-bearing liabilities:
Interest-bearing transaction accounts	$48,301	238.49%		$51,174	$317	0.62%
Savings accounts	22,073	158.72%		21,095	266	1.26%
Time deposits	168,961	5,191	3.07%	190,299	7,789	4.09%
Total interest-bearing deposits	239,335	5,587	2.33%	262,568	8,372	3.19%
Federal funds purchased	13	0	0.00%	344	9	2.64%
Securities sold under repurchase agreements	3,665	99	2.70%	6,661	180	2.71%
FHLB borrowings	22,644	599	2.65%	19,173	768	4.01%
Subordinated debentures	5,000	128	2.56%	5,000	263	5.26%
Total interest-bearing liabilities	270,657	6,413	2.37%	293,746	9,592	3.27%
Non-interest bearing liabilities:
Non-interest bearing deposits	35,324			27,532
Other liabilities	1,893			2,582
Total liabilities	307,874			323,860
Shareholders’ equity	39,188			38,076
Total liabilities and shareholders’ equity	$347,062			$361,936
Net interest income		$11,405			$11,319
Net interest spread (1)			3.31%			3.23%
Net interest margin (1) (3)			3.63%			3.52%
Return on average assets ratio			(.46)%			(1.56)%
Return on average equity ratio			(4.05)%			(14.82)%
Equity to assets ratio			11.29%			10.52%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%.

(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

Net interest income can be analyzed in terms of the impact of changing interest rates and changing volumes.  The following table sets forth the effect which the varying levels of interest earning assets and interest bearing liabilities and the applicable rates have had on changes in net interest income for the periods presented. Changes in rate-volume are proportionately allocated between rate and volume variances.

	(Dollars in Thousands)
	Twelve Months Ended December 31,
	2009 Vs. 2008
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(114)	$30	$(84)
Available-for-sale-securities:
Taxable	(389)	(27)	(416)
Nontaxable (1)	6	14	20
FHLB stock	(12)	2	(10)
Loans, net	(2,021)	(582)	(2,603)
Total net change in income on interest-earning assets	(2,530)	(563)	(3,093)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(61)	(18)	(79)
Savings accounts	(120)	12	(108)
Time deposits	(1,725)	(873)	(2,598)
Securities sold under repurchase agreements	—	(81)	(81)
Federal funds purchased	—	(9)	(9)
FHLB borrowings	(308)	139	(169)
Notes payable	—	—	—
Subordinated debentures	(135)	—	(135)
Total net change in expense on interest-bearing liabilities	(2,349)	(830)	(3,179)

Net change in net interest income	$(181)	$267	$86

Percentage change	(210.46)%	310.46%	(100.0)%

(1)   Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2009 was $4.7 million or 1.79% of average loans, compared to a provision of $1.9 million or 0.70% of average loans during 2008.  We had net charge-offs totaling $4.6 million during 2009, compared to $1.3 million during 2008. The increase in the provision for loan losses during 2009 was due to the increase in charge offs and adverse economic factors.

Non-interest Income

Non-interest income totaled $3.0 million in 2009, compared to $2.8 million in 2008, an increase of $163,000 or 5.7%.  The primary increases in non-interest income was a $361,000 gain recognized on securities sold during the second quarter of 2009, partially offset by a $243,000 decline in deposit service charges as a result of the decrease in deposits.  Other service charges and fees increased $135,000, $118,000 of which is related to ATM network and surcharge income.  Other non-interest income decreased $66,000 in 2009 from 2008.  Other non-interest income in 2008 included a $54,000 gain on the sale of a Glasgow facility.  The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2009	2008	(Decrease)

Service charges on deposit accounts	$1,351	$1,594	$(243)
Other service charges and fees	377	242	135
Gain on the sale of mortgage loans held for sale	317	278	39
BOLI income	302	301	1
Title premium fees	48	54	(6)
Private banking income	60	46	14
Gain (loss) on the sale of available-for-sale securities	361	—	361
Lease income	157	229	(72)
Other	29	95	(66)

	$3,002	$2,839	$163

Non-interest Expense

Non-interest expense decreased 38.4%, or $7.7 million, from $20.1 million in 2008 to $12.4 million in 2009. The largest expense incurred in 2008 was a goodwill impairment charge of $8.7 million.  No goodwill impairment charge was necessary in 2009.  Salaries and employee benefits increased $134,000 in 2009 as compared to 2008, due primarily to severance payments which included a former executive officer.  Net occupancy expense increased $236,000 due to the addition of a branch in Barren County during 2009, as well as expenses related to the closing of other branches in the fourth quarter of 2009.  Professional and legal expenses increased $477,000 in 2009 primarily due to expenses incurred in defending the tender offer by Porter Bancorp, Inc. in the fourth quarter of 2009.  FDIC insurance expense increased $295,000 in 2009 due to the special additional assessment paid in the third quarter as well as increased FDIC insurance premiums in 2009.

The increases and decreases in expense in 2009 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2009	2008	(Decrease)

Salaries and employee benefits	$5,377	$5,243	$134
Net occupancy expense	1,499	1,263	236
Equipment expense	762	791	(29)
Advertising and public relations	511	560	(49)
Professional and legal	885	408	477
Data processing services	669	734	(65)
FDIC insurance	605	310	295
Franchise shares and deposit tax	448	462	(14)
Postage and office supplies	210	200	10
Telephone and other communications	199	255	(56)
Other real estate owned expenses	173	202	(29)
Core deposit amortization	276	290	(14)
Other	733	642	91
Subtotals before goodwill impairment charge	12,347	11,360	987
Goodwill impairment charge	—	8,698	(8,698)

Total	$12,347	$20,058	$(7,711)

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2009 and 2008.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2009 and 2008.  The effective tax rate for 2009 was (47.4%), compared to (31.3%) for 2008.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at year end 2009 totaled $344.2 million, compared with $355.1 million at December 31, 2008, a decrease of $10.9 million or 3.1%.  Average interest earning assets decreased $7.6 million from 2008 to 2009, from $321.5 million to $313.9 million.

Loans

Total loans averaged $265.4 million in 2009, compared to $274.0 million in 2008.  At year-end 2009, loans totaled $263.9 million, compared to $271.7 million at year-end 2008, a decrease of $7.8 million or 2.9%.  We experienced a small decline in all segments of our loan portfolio except commercial real estate loans.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2009		December 31, 2008
		% of Total Loans		% of Total Loans

Commercial and agricultural	$74,944	28.40%	$79,248	29.16%
Commercial real estate	104,768	39.70%	104,043	38.29%
Residential real estate	73,166	27.72%	74,027	27.24%
Consumer	11,044	4.18%	14,427	5.31%

	$263,922	100.00%	$271,745	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The primary source of repayment cannot be traced to any specific industry group.  The percentage distribution of our loans by industry as of December 31, 2009 and 2008 is shown in the following table:

	2009	2008

Agriculture, forestry, and fishing	13.93%	11.88%
Mining	0.07%	0.00%
Construction	5.25%	6.07%
Manufacturing	4.81%	5.94%
Transportation, communication, electric, gas, and sanitary services	3.70%	3.10%
Wholesale trade	1.02%	1.38%
Retail trade	10.28%	11.10%
Finance, insurance, and real estate	11.82%	12.15%
Services	16.44%	14.67%
Public administration	0.78%	1.16%
Total commercial and commercial real estate	68.10%	67.45%
Residential real estate loans	27.72%	27.24%
Other consumer loans	4.18%	5.31%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2009, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $2.6 million to $5.2 million.  The aggregate amount of these credit relationships was $68.1 million with total commitments of $74.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $10.6 million at December 31, 2009.

As of December 31, 2009, we had $10.2 million of participations in loans purchased from, and $30.8 million of participations in loans sold to, other banks. As of December 31, 2008, we had $10.5 million of participations in loans purchased from, and $24.0 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2009.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2009	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$33,531	$30,444	$10,969	$74,944
Commercial real estate	31,400	35,459	37,909	104,768
Residential real estate	4,355	18,148	50,663	73,166
Consumer	2,894	7,785	365	11,044

Total	$72,180	$91,836	$99,906	$263,922

The table below presents loans outstanding as of December 31, 2009 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2008	(Dollars in Thousands)

Fixed Rate	$90,208
Variable Rate	101,534

Total maturities greater than one year	$191,742

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 50.1% of our earning assets as of December 31, 2009, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity.  The prime rate remained stable at 3.25% during 2009.  In 2008 the prime rate decreased seven times for a total of 400 basis points.  Although the yield on our earning assets declined during 2009, the cost of our interest bearing liabilities declined at a faster rate.  This caused a slight increase in the net interest margin.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize.  In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Asset Quality and the Allowance for Loan Losses

We consider asset quality to be of primary importance, and employed two full-time internal credit review people to monitor adherence to the lending policy in 2009.  We use a year round internal credit review to assess a minimum of 30% of our loan portfolio.  The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank’s loan portfolio.  Commercial loan relationships in excess of $500,000 are reviewed on a 12-18 month cycle, with a statistical sample of consumer and residential real estate portfolios performed annually.  Management is required to address any criticisms raised during the loan review and to take appropriate actions as warranted.

The allowance for loan losses represents management’s estimate of probable credit losses incurred in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2009, the allowance was $4.0 million, compared to $3.8 million at the end of 2008.  The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2009 was 1.51%, compared to 1.40% at December 31, 2008.

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

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2009	December 31, 2008

Non-performing loans	$1,230	$2,550
Non-performing assets	2,384	3,733
Allowance for loan losses	3,988	3,816
Non-performing assets to total assets	0.69%	1.03%
Net charge-offs to average total loans	1.72%	.48%
Allowance for loan losses to non-performing loans	324.23%	149.65%
Allowance for loan losses to total loans	1.51%	1.40%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loan total at year-end 2009 consisted of 22 non-accrual loans totaling $1.2 million, and 7 loans over 90 days past due totaling $48,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also includes other real estate owned of three commercial properties totaling $1.1 million and one small residential property totaling $45,000.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review.  Where appropriate, allocations for individual loans are included in the allowance calculation based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in ASC Topic 310 “Receivables”.  We evaluate the collectability of both principal and interest when assessing the need for a loss accrual.  Historical loss rates are applied to other loans not subject to individual allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

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

Generally, we do not include loans that are current as to principal and interest in our non-performing assets categories.   However, we will still classify a current loan as a potential problem loan if we develop doubts about the borrower’s future performance under the terms of the loan contract.   We consider the level of potential problem loans in our determination of the allowance for loan losses.   At December 31, 2009 and 2008, we reported classified loans totaling $5.5 million and $6.3 million, respectively, as potential problem loans and made allocations in the allowance for loan losses.   Total potential problem loans as a percentage of total loans at December 31, 2009 and 2008 were 2.1% and 2.3%, respectively.

The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2009 and 2008.

	(Dollars in Thousands)
	December 31,
	2009	2008

Balance at beginning of year	$3,816	$3,194
Provision for loan losses	4,747	1,927
Amounts charged off:
Commercial	3,468	542
Commercial real estate	556	16
Residential real estate	273	592
Consumer	360	197
Total loans charged off	4,657	1,347
Recoveries of amounts previously charged off:
Commercial	59	12
Commercial real estate	—	—
Residential real estate	19	13
Consumer	4	17
Total recoveries	82	42
Net charge-offs	4,575	1,304
Balance at end of year	$3,988	$3,816

Total loans, net of unearned income:
Average	$265,355	$274,012
At December 31	$263,922	$271,745
As a percentage of average loans:
Net charge-offs	1.72%	.48%
Provision for loan losses	1.78%	.70%

In 2009, net charge-offs increased significantly to $4.6 million from $1.3 million in 2008.  One large commercial customer related to the automotive industry ceased business operations during the year which contributed to the higher level of net charge-offs in 2009. We charged-off $2.4 million during the second quarter and $830,000 during the fourth quarter to this one customer relationship as business assets were being liquidated.  We have no loans remaining with this borrower.  There was also an increase in the volume of consumer charge-offs.  In addition, specific credits in the commercial and commercial real estate portfolios were assigned increased allocation rates as of December 31, 2009.  These factors, coupled with increases in bankruptcies and foreclosures and the overall state of the national economy, resulted in the increase in the provision for loan losses during 2009.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	(Dollars in Thousands)
	December 31, 2009		December 31, 2008
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$805	27.72%	$823	27.24%
Consumer and other loans	148	4.18%	340	5.31%
Commercial and agricultural	2,085	28.40%	1,641	29.16%
Commercial real estate	892	39.70%	830	38.29%
Unallocated	58	0.00%	182	0.00%

Total allowance for loan losses	$3,988	100.00%	$3,816	100.00%

We believe that the allowance for loan losses at December 31, 2009, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  During 2009, the allowance for loan losses allocated to the commercial portfolio increased from $1.6 million to $2.1 million. During this same period, specific allocations for commercial loans increased from $1.0 million to $1.4 million.  Also during this period, trends in the bank’s portfolio indicate historically low past due levels, with the Bank’s past due loans as a percentage of total loans decreasing from 2.08% at December 31, 2008 to 0.44% at December 31, 2009.

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale.  The investment portfolio increased by $1.1 million, or 2.8%, to $41.1 million at December 31, 2009 compared with $40.0 million at December 31, 2008. We focused new investments in 2009 primarily in short-term callable agency securities.

The table below presents the carrying value of securities by major category:

	(Dollars in Thousands)
	December 31, 2009	December 31, 2008
U.S. Treasury and U.S. Government agencies	$19,102	$4,504
Agency mortgage-backed securities: residential	2,061	15,582
Municipal securities	19,196	19,042
Other securities	700	800

Total available-for-sale securities	$41,059	$39,928

The table below presents the maturities and yield characteristics of securities as of December 31, 2009.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
December 31, 2009	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value

U.S. Government agencies	$2,500	$13,467	$3,211	$—	$19,178	$19,102
Agency mortgage-backed securities: (1)	48	1,956	—	—	2,004	2,061
Municipal securities	207	1,448	7,751	9,403	18,809	19,196
Other Securities	—	—	—	1,861	1,861	700
Total available-for-sale securities	$2,755	$16,871	$10,962	$11,264	$41,852	$41,059

Percent of total	6.6%	40.3%	26.2%	26.9%	100.0%
Weighted average yield(2)	2.37%	2.52%	4.44%	6.01%	3.97%

(1) Agency mortgage-backed securities (residential) are grouped into average lives based on December 2009 prepayment projections.

(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

Other securities consist of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rate changes in the market and market illiquidity.  The Company does not intend to sell these securities and does not believe it will be required to sell these securities.

Deferred Tax Assets

We have a net deferred tax asset of $3.8 million at December 31, 2009.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2009, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.   We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $274.7 million during 2009, a decrease of $15.4 million, or 5.3%, compared to $290.1 million in 2008.  Average deposits declined during the year as higher cost deposits matured and did not renew at the interest rates we offered at that time.  Deposits at December 31, 2009 totaled $288.5 million, an increase of $15.5 million or 5.7% from $273.0 million at December 31, 2008.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. At December 31, 2009 and 2008, these brokered deposits totaled $28.1 million and $37.8 million, respectively. At December 31, 2009 and 2008, these brokered deposits constituted approximately 9.7% and 13.1% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $ 78.7 million at December 31, 2009, compared to $76.3 million at December 31, 2008.  Interest expense on time deposits of $100,000 or more was $2.5 million in 2009, compared to $3.4 million in 2008.  A summary of average balances and rates paid on deposits for the years ended December 31, 2009 and 2008 follows.

	(Dollars in Thousands)
	2009		2008
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Noninterest bearing demand	$35,324	0.00%	$27,532	0.00%
Interest bearing demand	48,301	0.49%	51,174	0.62%
Savings	22,073	0.72%	21,095	1.26%
Time	168,961	3.07%	190,299	4.09%

	$274,659	2.03%	$290,100	2.89%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2009:

(Dollars in Thousands)
December 31, 2009
Three months or less	$10,197
Over three through six months	17,013
Over six through twelve months	29,317
Over one year through three years	20,247
Over three years through five years	1,925
Over five years	—
Total	$78,699

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances - We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2009:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	January 8, 2010	0.11%	$3,000
Fixed	February 16, 2010	5.11%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$11,500

At December 31, 2009, we had available collateral to borrow an additional $24.4 million from the FHLB.  FHLB borrowings decreased in 2009 as rates paid on federal funds sold declined and borrowing were paid off instead of selling funds.

In 2005, we entered into a credit agreement with a correspondent bank to be used for operating capital and general corporate purposes.  The line had a total availability of $3.0 million and matured September 26, 2008.  The line was not renewed.

At December 31, 2009, we had established Federal Funds lines of credit totaling $22.3 million with four correspondent banks.  No amounts were drawn as of December 31, 2009 or 2008.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation.

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of KBC.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rates as of December 31, 2009 and 2008 were 1.94% and 5.53%, respectively.

Information regarding our borrowings as of December 31, 2009 and 2008 is presented below:

	(Dollars in Thousands)
	2009	2008
Federal funds purchased and repurchase agreements:
Balance at year end	$800	$8,258
Weighted average rate at year end	0.96%	3.04%
Average balance during the year	$3,678	$7,005
Weighted average rate during the year	2.70%	2.71%
Maximum month-end balance	$6,878	$12,714

FHLB advances and other borrowings:
Balance at year end	$11,500	$27,500
Weighted average rate at year end	2.78%	2.76%
Average balance during the year	$22,644	$19,173
Weighted average rate during the year	2.65%	4.01%
Maximum month-end balance	$27,500	$27,500

Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	1.94%	5.53%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	2.56%	5.26%
Maximum month-end balance	$5,000	$5,000

Total borrowings:
Balance at year end	$17,300	$40,758
Weighted average rate at year end	2.45%	3.16%
Average balance during the year	$31,322	$31,178
Weighted average rate during the year	2.64%	3.92%
Maximum month-end balance	$39,378	$45,214

Capital

Stockholders’ equity was $36.9 million on December 31, 2009, a decrease of $2.4 million or 6.2%, from $39.3 million on December 31, 2008.  Retained earnings decreased due to our net loss and the payment of preferred dividends.  No common dividends were paid during 2009.  During 2008, we issued 250 shares of Series A preferred stock in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  These shares pay a cumulative annual dividend of 5% for the first five years and 9% thereafter.

We are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under the regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2009 and 2008.

Our capital ratios as of December 31, 2009, and 2008 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2009	December 31, 2008

Tier 1 leverage ratio	10.52%	11.31%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.54%	13.52%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.79%	14.77%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2009, and 2008 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2009	December 31, 2008

Tier 1 leverage ratio	9.38%	9.68%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.12%	11.53%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	12.37%	12.78%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2009 and 2008, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2009:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total

As of December 31, 2009
Time deposits	$136,585	$35,658	$4,430	$16	$176,689
FHLB advances	5,000	2,500	2,000	2,000	11,500
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	331	668	667	2,642	4,308

Total	$141,916	$38,826	$7,097	$9,658	$197,497

FHLB advances include arrangements under various FHLB credit programs.  Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 7 of our 2009 audited consolidated financial statements.  Lease commitments include the leases in place for certain branch sites.

Liquidity

Our objective for liquidity management is to ensure that we have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the Bank has several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the Bank’s core deposits, cash flow generated by repayment of principal and interest on loans and investment securities; FHLB borrowings; and federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

Our asset and liability management committee meets monthly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. We prepare a monthly cash flow report which forecasts funding needs and availability for the coming months, based on forecasts of loan closings and payoffs, potentially callable securities, and other factors

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a client as long as the client has not violated any material condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee.

At December 31, 2009, unfunded commitments to extend credit totaled $31.9 million, of which $4.9 million were at fixed rates and $27.0 million were at variable rates.  At December 31, 2008, unfunded commitments to extend credit totaled $36.9 million, of which $4.9 million were at fixed rates and $32.0 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit outstanding totaling $1.7 million and $2.1 million at December 31, 2009 and 2008, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

Except as otherwise disclosed, we are not involved in off-balance sheet contractual relationships, unconsolidated related entities that have off-balance sheet arrangements, or transactions that could result in liquidity needs or other commitments that significantly impact earnings.

Impact of Inflation and Changing Prices

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our principal financial objective is to achieve long-term profitability while reducing exposure to fluctuating market interest rates.  The Company has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the mismatch between asset and liability maturities and interest rates.  In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity and shorten its effective maturities of certain interest-earning assets.  We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase high-risk derivative instruments, and we are not subject to foreign exchange rate risk or commodity price risk.

We monitor interest rate sensitivity and interest rate risk with an earnings simulation model generated by First National Bankers Bank of Louisiana who employs the BancWare ALM System.  The BancWare ALM system uses rate risk measurement techniques to produce a reasonable estimate of interest margin risks.  The system provides several methods for measuring interest rate risk, including rate sensitivity gap analysis to show cash flow and repricing information, and margin simulation, or rate shocking, to quantify the actual income risk, by modeling the Company’s sensitivity to changes in cash flows over a variety of interest rate scenarios.  The program performs a full simulation of each balance sheet category under various rate change conditions and calculates the net interest income change for each.  Each category’s interest change is calculated as rates ramp up and down.  In addition, the prepayment speeds and repricing speeds are changed.

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2009:

Projected Interest Rate Change	Net Interest Income
	Estimated Value	$ Change From Base	% Change From Base
+300	$12,288,722	$426,442	3.59%
+200	11,865,355	3,075	0.03%
Base	11,862,280	0	0.00%
-200	12,076,611	214,331	1.81%
-300	11,819,206	(43,074)	(0.36)%

As of December 31, 2009, our balance sheet was in an asset-sensitive position for nine months and then moves to a liability-sensitive position in the one year timeframe. During the asset-sensitive timeframe, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the timeframe.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•                  Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•                  Consolidated Balance Sheets—December 31, 2009 and 2008

•                  Consolidated Statements of Operations —Years ended December 31, 2009 and 2008

•                  Consolidated Statements of Changes in Stockholders’ Equity—Years ended December 31, 2009 and 2008

•                  Consolidated Statements of Cash Flows—Years ended December 31, 2009 and 2008

•                  Notes to Consolidated Financial Statements

Crowe Horwath LLP

Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky

March 30, 2010

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2009	2008
Assets

Cash and due from financial institutions	$6,619	$9,248
Federal funds sold	3,137	6,083

Cash and cash equivalents	9,756	15,331
Available-for-sale securities	41,059	39,928
Loans held for sale	295	553
Loans, net of allowance for loan losses of $3,988 and $3,816 at December 31, 2009 and 2008, respectively	259,934	267,929
Premises and equipment, net	10,846	11,315
Bank owned life insurance (BOLI)	6,760	6,457
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,111	2,358
Deferred income taxes	3,888	2,971
Goodwill	2,575	2,575
Core deposit intangible	1,293	1,569
Other assets	3,689	2,114

Total Assets	$344,231	$355,125

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$36,586	$27,247
Savings, NOW and money market	75,244	69,548
Time	176,690	176,220

Total deposits	288,520	273,015
Securities sold under repurchase agreements	800	8,258
FHLB advances	11,500	27,500
Subordinated debentures	5,000	5,000
Accrued interest payable	440	683
Other liabilities	1,113	1,384

Total Liabilities	$307,373	$315,840

Commitments and contingent liabilities (Note 17)

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2009 and 2008, respectively	7,659	7,659
5.0% Series A preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $8,779; issued and outstanding 250 shares at December 31, 2009 and 2008, respectively	8,523	8,459
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2009, and 2008, respectively	27,072	27,058
Retained earnings (deficit)	(5,873)	(3,228)
Accumulated other comprehensive loss	(523)	(663)

Total stockholders’ equity	$36,858	$39,285

Total liabilities and stockholders’ equity	$344,231	$355,125

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Operations

Years ended December 31

	(In Thousands, Except for Per Share Data)
	2009	2008
Interest and Dividend Income
Loans	$15,831	$18,434
Taxable securities	748	1,164
Non-taxable securities	750	736
Federal funds sold and other	103	197
Total interest and dividend income	17,432	20,531

Interest Expense
Deposits	5,587	8,372
FHLB advances	599	768
Subordinated debentures	128	263
Short-term borrowings	99	189
Total interest expense	6,413	9,592

Net Interest Income	11,019	10,939

Provision for Loan Losses	4,747	1,927

Net Interest Income After Provision for Loan Losses	6,272	9,012

Noninterest Income
Service charges on deposit accounts	1,351	1,594
Other service charges and fees	377	242
Gain on sale of mortgage loans	317	278
Lease income	157	229
BOLI income	302	301
Net realized gains on sale of available-for-sale securities	361	—
Other	137	195
Total noninterest income	3,002	2,839

Noninterest Expense
Salaries and employee benefits	5,377	5,243
Net occupancy expense	1,499	1,263
Equipment expense	762	791
Goodwill impairment losses	—	8,698
Advertising and public relations	511	560
Professional fees	885	408
Data processing services	669	734
Franchise shares and deposit tax	448	462
Core deposit intangible amortization	276	290
Postage and office supplies	210	200
Telephone and other communication	199	255
Other real estate owned expenses	173	202
FDIC Insurance	605	310
Other	733	642
Total noninterest expense	12,347	20,058

Loss Before Income Taxes	(3,073)	(8,207)

Income Taxes Benefit	(1,449)	(2,566)
Net Loss	$(1,624)	$(5,641)

Dividends declared and accretion on preferred stock	1,021	534

Net loss attributable to common stockholders	$(2,645)	$(6,175)

Basic Loss per Share	$(1.34)	$(3.14)

Diluted Loss per Share	$(1.34)	$(3.14)

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31

	(Dollar Amounts in Thousands, Except Share Data)
						Accumulated
						Other		Total
	Preferred Stock		Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total	Income (Loss)
Balance, January 1, 2008	250	$7,659	1,959,583	$26,573	$3,146	$(82)	$37,296

Net loss					(5,641)		(5,641)	(5,641)

Common stock issued			9,194	93			93
Change in unrealized gain (loss) on available for sale securities						(581)	(581)	(581)
Dividend declared and paid on preferred stock					(534)		(534)
Dividends declared and paid on common stock ($0.10 per share)					(199)		(199)

Stock based compensation				116			116

Preferred Stock-5% Series A	250	8,459					8,459
Common stock warrants issued				276			276

Total comprehensive loss								$(6,222)

Balance, December 31, 2008	500	$16,118	1,968,777	$27,058	$(3,228)	$(663)	$39,285

Net loss					(1,624)		(1,624)	(1,624)
Accretion on Series A preferred stock		64			(64)		—
Change in unrealized gain (loss) on available for sale securities						140	140	140

Stock based compensation				14			14
Dividends declared and paid on preferred stock					(957)		(957)

Total comprehensive loss								$(1,484)

Balance, December 31, 2009	500	$16,182	1,968,777	$27,072	$(5,873)	$(523)	$36,858

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2009	2008

Net loss	$(1,624)	$(5,641)
Items not requiring (providing) cash:
Depreciation and amortization	1,034	826
Provision for loan losses	4,747	1,927
Loss on impairment of goodwill	—	8,698
Amortization of premiums and discounts on securities	93	72
Amortization of core deposit intangible	276	290
Deferred income taxes	(917)	(2,757)
Bank-owned life insurance	(302)	(305)
Stock based compensation	14	116
Net realized gains on sale of securities	(361)	—
Proceeds from sale of mortgage loans held for sale	24,830	17,381
Origination of mortgage loans held for sale	(24,255)	(16,860)
Gains on sales of loans	(317)	(278)
Losses on sale of other real estate owned	132	177
Gain on sale premises and equipment	(19)	(54)
FHLB stock dividends received	—	(79)
Changes in:
Interest receivable	247	490
Other assets	(1,605)	(651)
Interest payable and other liabilities	(586)	(823)
Net cash provided by operating activities	1,387	2,529
Investing Activities
Loan originations and payments, net	2,255	(19,332)
Purchase of premises and equipment	(654)	(1,315)
Proceeds from maturities of available-for-sale securities	20,844	13,281
Proceeds from sales of other real estate owned	890	799
Proceeds from sales of available-for-sale securities	12,278	212
Purchase of securities available for sale	(33,773)	(12,058)
Proceeds from sales of premises and equipment	108	1,352
Net cash provided by/(used in) investing activities	1,948	(17,061)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	15,035	(8,370)
Net change in time deposits	470	(891)
Proceeds from FHLB advances	21,500	22,000
Repayment of FHLB advances	(37,500)	(9,817)
Net fed funds purchased and repurchase agreements	(7,458)	5,077
Issuance of preferred stock	—	8,459
Issuance of common stock warrants	—	276
Dividends paid on preferred stock	(957)	(534)
Dividends paid on common stock	—	(199)
Net cash provided by/(used in) financing activities	(8,910)	16,001
Increase (decrease) in Cash and Cash Equivalents	(5,575)	1,469
Cash and Cash Equivalents, Beginning of Year	15,331	13,862
Cash and Cash Equivalents, End of Year	$9,756	$15,331

Supplemental Cash Flows Information
Interest paid	$6,656	$9,862
Income taxes paid	—	50
Loans transferred to other real estate owned	993	1,047
Stock issued and liability accrued for contingent payment related to purchase of Commonwealth Mortgage and Southern Ky. Land Title, Inc.	—	93

See Notes to Consolidated Financial Statements

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:    Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation — The consolidated financial statements include Citizens First Corporation and its wholly-owned subsidiary Citizens First Bank, Inc., together referred to as “the Company”.  Intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates — To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, goodwill, intangible assets, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows — Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities — Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

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

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses.  The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:    Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Federal Home Loan Bank (FHLB) Stock— The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Premises and Equipment — Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from twenty-five to forty years.   Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.  Furniture, fixtures and equipment are depreciated using the straight-line with useful lives ranging from three to seven years.

Foreclosed Assets — Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management to validate the carrying value of the foreclosed properties.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:    Nature of Operations and Summary of Significant Accounting Policies (Continued)

Revenue and expenses from operations are recorded through the income statement. Foreclosed assets were $1.2 million at December 31, 2009 and 2008, respectively and are included in Other Assets on the Consolidated Balance Sheets.

Bank Owned Life Insurance - The Bank has purchased life insurance policies on certain key employees.  In accordance with ASC 325, Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets — Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.   The Company has selected October 31 as the date to perform the annual impairment test.  The Company’s assessment did not identify impairment of goodwill as of December 31, 2009.  As of December 31, 2008, goodwill was determined to be impaired and the carrying value was reduced by $8.7 million.  The balance of goodwill as of December 31, 2009 and December 31, 2008, respectively, was $2.6 million.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense.

Stock Based Compensation Plans — Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

Retirement Plans — Employee 401(k) expense is the amount of matching contributions.

Operating Segments — While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Earnings (Loss) per Common Share — Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share include the dilutive effect of additional potential common shares issuable under stock options and preferred stock.  Earnings (loss) and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive Income/(Loss) — Comprehensive income/(loss) consists of net income/(loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies — Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction — Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments — Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Adoption of New Accounting Standards — In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (ASC 820-10).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (ASC 805).  ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies (Continued)

noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  ASC 805 was effective for fiscal years beginning on or after December 15, 2008.   The adoption of this standard did not have a material effect on the Company’s results of operations or financial position but will depend on future acquisitions, if any.

In June 2009, the FASB issued FASB ASC Topic 105 “Generally Accepted Accounting Principles.”  With the issuance of ASC Topic 105 the FASB Accounting Standards Codification TM (Codification) became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this ASC, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.  This ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this ASC did not have a material effect on the results of operations or financial position.

In April 2009, the FASB issued FASB ASC Topic 320 “Investments — Debt and Equity Securities,” which amends existing guidance for determining whether impairment is other-than-temporary for debt securities.  The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  This ASC is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this ASC did not have an impact at the date of adoption.

Effect of newly issued but not yet effective accounting standards:

In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets,(ASC 860-10) and No. 167, Amendments to FASB Interpretation No. 46(R), (ASC 810-10).  ASC 860-10 will require more information about transfers of financial assets, including securitization transactions, and where entities have

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:	Nature of Operations and Summary of Significant Accounting Policies (Continued)

continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

ASC 810-10 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  ASC860-10 and ASC 810-10 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The Company plans to adopt these statements in the first quarter of 2010; however, does not expect the adoption to have a material effect on the results of operations or financial position.

Reclassifications - Certain reclassifications have been made to the 2008 financial statements to conform to the 2009 financial statement presentation.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:   Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at December 31, 2009 and December 31, 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U. S. government agencies	$19,178	$14	$(90)	$19,102
State and municipal	18,809	441	(54)	19,196
Agency mortgage-backed securities: residential	2,004	57	—	2,061
Trust preferred security	1,861	—	(1,161)	700

Total investment securities	$41,852	$512	$(1,305)	$41,059

December 31, 2008
U. S. government agencies	$4,470	$34	$—	$4,504
State and municipal	19,362	155	(475)	19,042
Agency mortgage-backed securities: residential	15,241	342	(1)	15,582
Trust preferred security	1,860	—	(1,060)	800

Total investment securities	$40,933	$531	$(1,536)	$39,928

The proceeds from sales and calls of securities and the associated gains are listed below:

	(Dollars in Thousands)
	2009	2008
Sales of available for sale securities
Proceeds	$12,278	$212
Gross gains	361	—
Gross losses	—	—

The tax provision related to these realized gains were $123,000 and $0, respectively.

The amortized cost and fair value of investment securities at December 31, 2009 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:   Available-For-Sale Securities (Continued)

	December 31, 2009 (Dollars in Thousands) Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,706	$2,712
Due from one to five years	14,916	14,971
Due from five to ten years	10,962	11,126
Due after ten years	11,264	10,189
Agency mortgage-backed: residential	2,004	2,061

Total	$41,852	$41,059

Securities pledged at year end 2009 and 2008 had a carrying amount of $36.0 million and $37.9 million and were pledged to secure public deposits and repurchase agreements.

At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:
U.S. government agencies	$9,619	$(90)	$—	$—	$9,619	$(90)
State and municipal	1,887	(54)	—	—	1,887	(54)
Trust preferred security	—	—	700	(1,161)	700	(1,161)

Total temporarily impaired	$11,506	$(144)	$700	$(1,161)	$12,206	$(1,305)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:   Available-For-Sale Securities (Continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2008:
State and municipal	$8,964	$(346)	$2,012	$(129)	$10,976	$(475)
Agency mortgage-backed securities: residential	—	—	290	(1)	290	(1)
Trust preferred security	800	(1,060)	—	—	800	(1,060)

Total temporarily impaired	$9,764	$(1,406)	$2,302	$(130)	$12,066	$(1,536)

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

As of December 31, 2009, the Company’s security portfolio consisted of $41.1 million fair value of securities, $12.2 million, or 16 securities, of which were in an unrealized loss position.

Current market conditions have allowed some increase in the fair market value of the investment portfolio at December 31, 2009; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates differences in the market and market illiquidity.  The Company does not intend or is not expected to be required to sell these securities before recovery of their amortized cost basis.

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  On a

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis. This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 3:    Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2009	2008

Commercial and agricultural	$74,944	$79,248
Commercial real estate	104,768	104,043
Residential real estate	73,166	74,027
Consumer	11,044	14,427
Total loans	263,922	271,745
Less allowance for loan losses	(3,988)	(3,816)

Net loans	$259,934	$267,929

Activity in the allowance for loan losses was as follows:

	(Dollars in Thousands)
	2009	2008

Balance, beginning of year	$3,816	$3,194
Provision charged to expense	4,747	1,927
Loans charged off	(4,657)	(1,347)
Recoveries	82	42

Balance, end of year	$3,988	$3,816

One large commercial customer related to the automotive industry ceased business operations during the year which contributed to the higher level of net charge-offs in 2009. We charged-off $2.4 million during the second quarter and $830,000 during the fourth quarter to this customer as business assets were being liquidated.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:    Loans and Allowance for Loan Losses (Continued)

Impaired loans totaled $1.2 million and $2.5 million at December 31, 2009 and 2008, respectively.  An allowance for loan losses of $256,000 and $575,000 relates to impaired loans of $1.1 million and $2.5 million at December 31, 2009 and 2008, respectively.

Interest of $78,000 and $146,000 was recognized on average impaired loans of $1.9 million and $3.0 million for 2009 and 2008, respectively. Interest of $56,000 and $141,000 was recognized on impaired loans on a cash basis during 2009 and 2008, respectively.

At December 31, 2009 and 2008, accruing loans delinquent 90 days or more totaled $48,000, and $1.5 million, respectively.  Non-accruing loans at December 31, 2009 and 2008 were $1.2 million and $1.1 million, respectively.

Note 4:     Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2009	2008

Land and land improvements	$2,977	$3,010
Buildings and improvements	7,644	6,751
Leasehold improvements	239	319
Furniture and fixtures	725	671
Equipment and software	3,330	2,887
Automobiles	101	101
Construction in progress	—	865
	15,016	14,604
Less accumulated depreciation	(4,170)	(3,289)

Net premises and equipment	$10,846	$11,315

Depreciation and amortization expense totaled $1.0 million and $826,000 for 2009 and 2008, respectively.

Operating Leases: The Company leases certain branch properties and equipment under operating leases.  Rent expense was $329,000 and $313,000 for 2009 and 2008.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4:    Premises and Equipment (Continued)

2010	$331
2011	334
2012	334
2013	334
2014	333
Thereafter	2,642

Total	$4,308

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease.  $16,000 of the deferred gain was recognized in 2009 and 2008.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:    Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant.  The annual analysis of goodwill for 2008 indicated goodwill impairment.  After determining the fair value of assets and liabilities at the measurement date, it was deemed necessary to adjust goodwill by $8.7 million.  Goodwill recorded for the purchase of Kentucky Banking Centers, Inc. was reduced by $7.1 million, resulting in a remaining balance of $2.1 million, and goodwill recorded for Commonwealth Mortgage was reduced by $1.6 million, resulting in a remaining balance of $476,000.  We engaged a third party valuation firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2009, which indicated that the fair value of the Company was less than its book value.  However, our step 2 analysis indicated that the fair value of net assets relative to the fair value of the Company indicated no impairment.  No additional impairment was identified for 2009.

The change in balance for goodwill during the year is as follows:

	(Dollars in Thousands)
	2009	2008

Beginning of year	$2,575	$11,288
Acquisition of Kentucky Banking Centers, Inc.	—	(15)

Goodwill impairment	—	(8,698)

End of year	$2,575	$2,575

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in thousands)
	2009
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,203	$(910)

	(Dollars in thousands)
	2008
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,203	$(634)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:    Goodwill and Intangible Assets (Continued)

Amortization expense was $276,000 in 2009 and $290,000 in 2008.

Estimated amortization expense for each of the next five years:

(Dollars in Thousands)

2010	$264
2011	262
2012	259
2013	256
2014	252

Note 6:    Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $78.7 million and $76.3 million at December 31, 2009 and 2008.  This included brokered deposits of $28.1 million and $37.8 million at year end 2009 and 2008.

At December 31, 2009, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)

2010	$136,586
2011	20,469
2012	15,189
2013	4,247
2014	183
Thereafter	16

$176,690

At December 31, 2009, ten customers accounted for approximately $28.5 million, or 9.9%, of total deposits whereas, at December 31, 2008, eight customers accounted for approximately $27.5 million or 10.1% of total deposits.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7:    Federal Home Loan Bank Advances and Letter of Credit

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in Thousands)
	2009	2008

Matures January 2010, fixed rate at .11%	$3,000	$—
Matures February 2010, fixed rate at 5.11%	2,000	15,000
Matures August 2012, fixed rate at 4.25% until February 2010, with FHLB option to call in full each 6 months thereafter	500	500
Matures December 2012, fixed rate at 3.36% until March 2010 with FHLB option to call in full each 12 months thereafter	2,000	2,000
Matures December 2014, fixed rate at 3.46% until March 2010, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures February 2015, fixed rate at 2.85% until February 2010, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures January 2009 through February 2009, Floating rate at .54% as of December 31, 2008	—	6,000

Total	$11,500	$27,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $42.2 million and $44.6 million of first mortgage loans under a blanket lien arrangement for both year 2009 and 2008.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $24.4 million at year-end 2009.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)

2010	$5,000
2011	—
2012	2,500
2013	—
2014	2,000
Thereafter	2,000

$11,500

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7:	Federal Home Loan Bank Advances and Letter of Credit (Continued)

Letter of Credit

At year-end 2009, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.  At December 31, 2009, $2.0 million of the letter of credit was pledged to secure public funds.

Note 8:    Subordinated Debentures

In October 2006, Citizens First Statutory Trust I, a trust formed by the Company, closed a pooled private offering of $5.0 million trust preferred securities with a liquidation amount of $1,000 per trust security.  The Company issued $5.2 million of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust.  In accordance with accounting standards, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the trust was $155,000 and is included in other assets.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations.  The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  The interest rates at December 31, 2009 and 2008 were 1.94% and 5.53%, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:    Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2009	2008

Taxes currently payable	$(460)	$(109)
Deferred income taxes	(989)	(2,457)

Income tax benefit	$(1,449)	$(2,566)

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2009	2008

Computed at the statutory rate (34.0%)	$(1,045)	$(2,790)
Tax-exempt interest	(300)	(306)
Bank owned-life insurance	(103)	(102)
Goodwill impairment	—	546
Stock options	—	40
Other	(1)	46

Actual tax benefit	$(1,449)	$(2,566)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2009	2008

Deferred tax assets:
Allowance for loan losses	$930	$1,069
Net operating losses and tax credits	1,117	—
Deferred gain	67	72
Unrealized losses on available-for-sale securities	270	342
Goodwill and core deposit	1,601	1,747
Other real estate	48	49
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	104	70
Other	35	19
	$4,197	$3,393

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:    Income Taxes (Continued)

	(Dollars in Thousands)
	2009	2008
Deferred tax liabilities:
Deferred loan fees/costs	$(65)	$(124)
FHLB stock dividends	(74)	(74)
Depreciation	(126)	(202)
Accretion on investment securities	(10)	(6)
Prepaid expenses	(27)	(16)
Other	(7)	—
	(309)	(422)

Net deferred tax asset	$3,888	$2,971

Given the past history of taxable income and projections of taxable income in the future, the deferred tax asset is considered to be realizable.

Our estimate of the realizability of the deferred tax asset is dependent upon our estimate of projected levels of future taxable income.  In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.  Earnings forecasts were prepared for 2010 through 2014.  These forecasts include projections of net interest income that are obtained from our asset/liability management model.  The credit related information includes estimates of specific and general reserves for the provision for loan losses and net charge-offs. We then combined the income before tax amount with anticipated permanent and timing differences to determine projected taxable income. Based on these projections the net operating loss carryforward is expected to be realized within approximately a three-year time period and has a twenty year carryfoward period before expiration.

Our net deferred tax asset of $3,888 consists of assets of $4,197 and liabilities of $309.  The primary components of our gross deferred tax asset includes timing differences representing the excess of the cumulative provision for loan losses over cumulative net charge-offs of $930, goodwill impairment and core deposit intangible amortization of $1,601, and the benefit associated with net operating loss carryforwards of $1,117.  The deferred tax asset associated with net operating loss carryforwards arose in 2009 and therefore expires in 2029.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2009 related to unrecognized tax benefits.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:       Income Taxes (Continued)

The Company files a consolidated U.S. federal income tax return and Kentucky and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2005.

As of December 31, 2009 and 2008, income taxes receivable were $652,000 and $504,000, respectively, and are included in other assets on the Consolidated Balance Sheet.  At December 31, 2009, the Company had a net operating loss carry-forward of approximately $3.0 million for U.S. federal income tax purposes that will expire in 2029 and an alternative minimum tax credit carry-forward of approximately $83,000 that will not expire.

Note 10:     Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	(Dollars in Thousands)
	2009	2008
Unrealized gains (losses) on available-for-sale securities	$573	$(881)
Reclassification for realized amount included in income	(361)	—
Other comprehensive income (loss), before tax effect	212	(881)
Tax effect	(72)	300

Other comprehensive income (loss)	$140	$(581)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

Unrealized gains (losses) on AFS securities

Balance December 31, 2008	$(663)
Current Period Change	140
Balance December 31, 2009	$(523)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11:     Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2009, the Company and Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$39,406	13.79%	$22,861	8.0%	N/A	N/A
Citizens First Bank, Inc.	35,282	12.37%	22,822	8.0%	$28,528	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	35,834	12.54%	11,431	4.0%	N/A	N/A
Citizens First Bank, Inc.	31,716	11.12%	11,411	4.0%	17,117	6.0%

Tier I Capital (to Average Assets)
Consolidated	35,834	10.52%	13,621	4.0%	N/A	N/A
Citizens First Bank, Inc.	31,716	9.38%	13,520	4.0%	16,901	5.0%

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 11:     Regulatory Matters(Continued)

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,747	14.77%	$23,697	8.0%	N/A	N/A
Citizens First Bank, Inc.	37,831	12.78%	23,681	8.0%	$29,601	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,045	13.52%	11,849	4.0%	N/A	N/A
Citizens First Bank, Inc.	34,129	11.53%	11,840	4.0%	17,761	6.0%

Tier I Capital (to Average Assets)
Consolidated	40,045	11.31%	14,166	4.0%	N/A	N/A
Citizens First Bank, Inc.	34,129	9.68%	14,106	4.0%	17,633	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, the Bank could, without prior approval, declare dividends equal to any current and prior year net profits retained to the date of the dividend declaration.   Due to the loss incurred in 2008 and 2009, the Bank cannot declare common dividends without prior approval.

Note 12:     Related Party Transactions

At December 31, 2009 and 2008, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $7.9 million and $9.0 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$9,020
New loans	329
Repayments	(1,403)
No longer related party	(55)

Ending balance	$7,891

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12:     Related Party Transactions (Continued)

Deposits from related parties held by the Bank at December 31, 2009 and 2008, respectively, totaled $1.2 million and $1.0 million, respectively.

The following amounts were paid to a related party for advertising services: $9,000 in 2009 and $7,000 in 2008.

Note 13:     Employee Benefit Plans

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2009 and 2008 were $151,000 and $154,000, respectively.

Note 14:     Stock Option Plans

In 2002, the Board of Directors adopted the employee stock option plan, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees an incentive to remain in the employ of the Company and its subsidiaries and to use their best efforts on its behalf.  132,300 shares of Company common stock have been reserved for issuance under the plan.  53,651 shares remain available for future issuance.  Options granted expire after ten years, and vest ratably over a three year period.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  No options were granted during 2009.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14:     Stock Option Plans (Continued)

ASC718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2009 and 2008, employee and non-employee compensation expense recorded was $14,000 and $116,000, respectively.  As of December 31, 2009, there is no unrecognized compensation expense associated with stock options. A summary of the status of the plans at December 31, 2009, and changes during the period then ended is presented below:

	2009
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	$139,133	$15.16
Granted	—	—
Exercised	—
Forfeited	(47,873)	$15.02
Expired	—

Outstanding, end of year	$91,260	$15.22

Options exercisable, end of year	$91,260	$15.22

The weighted average remaining term for outstanding and exercisable stock options was 5.27 years at December 31, 2009.  The aggregate intrinsic value at December 31, 2009 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Note 15:     Preferred Stock and Stock Warrants

The Company has issued two forms of preferred stock: Series A and Cumulative preferred stock. 250 shares of our preferred stock designated as Series A preferred stock, were issued to the U.S. Treasury on December 19, 2008 in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.

Holders of shares of Series A preferred stock are entitled to receive if, as and when declared by our board of directors or a duly authorized committee of the board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period from December 19, 2008 to, but excluding,

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:     Preferred Stock and Stock Warrants (Continued)

December 19, 2013.  From and after December 19, 2013, holders of shares of Series A preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period thereafter.  Dividends are payable quarterly in arrears on each February 15, May 15, August 15 and November 15, starting with February 15, 2009.  We may defer dividends under the Securities Purchase Agreement (“Purchase Agreement”).

Pursuant to the terms of the American Recovery and Reinvestment Act of 2009, we may, upon prior consultation with the Company’s and the Bank’s appropriate regulatory authority, redeem the Series A preferred stock at any time.

The Series A preferred stock will not be subject to any mandatory redemption, sinking fund or similar provisions.  Holders of shares of Series A preferred stock have no right to require the redemption or repurchase of the Series A preferred stock.  The holders of the Series A preferred stock generally will not have any voting rights.

Pursuant to the terms of the Purchase Agreement we entered into with the U. S. Treasury in connection with the Capital Purchase Program, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare or pay dividends on our common stock or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A preferred stock. Further, we are not permitted to increase dividends on our common stock above the amount of our last cash dividend of $0.05 per share without the Treasury Department’s approval until December 19, 2011, unless all of the Series A preferred stock has been redeemed or transferred by the Treasury Department to unaffiliated third parties.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the preferred stock of the Company.

In connection with the issuance of Series A preferred stock, we issued 254,218 common stock warrants.  The initial exercise price applicable to the warrant is $5.18 per

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:     Preferred Stock and Stock Warrants (Continued)

share of common stock for which the warrant may be exercised.  The warrant may be exercised at any time on or before December 19, 2018 by surrender of the warrant and the payment of the exercise price.

The recorded value of the warrants was determined by applying a fair value discount and allocating the proceeds from the Capital Purchase program between the preferred stock and warrants.  The discount on the preferred stock will be accreted over the contractual life of five years using an effective yield.

The Company issued a private placement of 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Preferred Stock), for an aggregate purchase price of $7,998,000.  The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 on and after three years after the date of issuance.

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2009		December 31, 2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$4,950	$26,970	$4,900	$32,000

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan commitments have interest rates ranging from 3.25% to 21.0% and maturities ranging from 6 months to 31.3 years.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16:     Commitments and Credit Risk(Continued)

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

The Bank had total outstanding standby letters of credit amounting to $1.7 million and $2.1 million at December 31, 2009 and 2008, respectively, with terms ranging from 55 days to one year.

Note 17:     Disclosures About  Fair  Value

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or    liability in an orderly transaction between market participants on the measurement date.  ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1:               Quoted prices in active markets for identical assets or liabilities.

Level 2:               Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:               Significant unobservable inputs that are supported by little or no market activity, reflect a company’s own assumptions about market participant assumptions of fair value, and are significant to the fair value of the assets or liabilities.

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:     Disclosures About  Fair  Value (Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)
	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$19,102		$19,102
State and municipal	19,196		19,196
Agency mortgage-backed securities -residential	2,061		2,061
Trust preferred security	700		700
Total investment securities	$41,059	—	$41,509	—

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:     Disclosures About  Fair  Value (Continued)

	Fair Value Measurements at December 31, 2008, Using (Dollars in Thousands)
	December 31, 2008 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$4,504		$4,504
State and municipal	19,042		19,042
Agency mortgage-backed securities -residential	15,582		15,582
Trust preferred security	800		800
Total investment securities	$39,928	—	$39,928	—

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)
	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,076			$1,076
Other real estate loans, net	$1,154			$1,154

	Fair Value Measurements at December 31, 2008, Using (Dollars in Thousands)
	December 31, 2008 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$2,344			$2,344

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $1.1 million at December 31, 2009.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:         Disclosures About Fair Value (Continued)

with a valuation allowance of $252,000, resulting in an additional provision for loan losses of $151,000 for the year ended December 31, 2009.  At December 31, 2008, impaired loans had a carrying amount of $2.3 million, with a valuation allowance of $570,000, resulting in an additional provision for loan losses of $511,000 for the year ended December 31, 2008.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1.2 million at December 31, 2009.  Total writedowns of other real estate owned during the twelve months ended December 31, 2009 were $84,000.

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	(Dollars in Thousands)
	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$9,756	$9,756	$15,331	$15,331
Loans held for sale	295	295	553	553
Loans, net of allowance	258,858	260,852	265,586	269,822
Accrued interest receivable	2,111	2,111	2,358	2,358
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities
Deposits	$288,520	$288,871	$273,015	$276,473
Securities sold under repurchase agreements	800	800	8,258	8,258
FHLB advances	11,500	11,824	27,500	27,477
Subordinate debentures	5,000	3,094	5,000	2,998
Accrued interest payable	440	440	683	683

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:         Disclosures About Fair Value (Continued)

repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Loans are reported net of the allowance for loan losses.  Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is not considered material.  It is not practicable to determine fair value of FHLB stock due to restrictions placed on its transferability.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:         Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	(Dollars in Thousands)
	2009	2008

Assets
Cash	$4,501	$6,293
Investment in Citizens First Bank, Inc.	37,256	38,171
Other assets	491	206
Total assets	42,248	44,670

Liabilities
Borrowings	5,000	5,000
Other liabilities	390	385

Total liabilities	5,390	5,385

Stockholders’ Equity	36,858	39,285

Total liabilities and stockholders’ equity	$42,248	$44,670

	(Dollars in Thousands)
	2009	2008

Dividend income	$—	$—

Expenses
Interest expense	128	263
Stock option expense	14	116
Professional fees	611	179
Other expenses	101	59

Total expenses	854	617

Loss before Income Taxes and Equity in (Overdistributed) Undistributed Income of Subsidiary	(854)	(617)

Income Tax Benefit	(284)	(170)

Loss before Equity in (Overdistributed) Undistributed Income of Subsidiary	(570)	(447)

Equity in (Overdistributed) Income (Loss) of Subsidiary	(1,054)	(5,194)

Net Loss	$(1,624)	$(5,641)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:         Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2009	2008

Operating Activities
Net loss	$(1,624)	$(5,641)
Adjustments:
Equity in undistributed (income) loss of subsidiary	1,054	5,194
Stock based compensation	14	116
Changes in:
Other assets	(284)	(162)
Other liabilities	5	160
Net cash used in operating activities	(835)	(333)

Investing Activity — Investment in subsidiary	—	(4,500)

Financing Activities
Payment of dividends on stock	(957)	(733)
Issuance of common stock warrants	—	276
Issuance of preferred stock, net	—	8,459
Net cash provided by financing activities	(957)	8,002

Increase in Cash and Cash Equivalents	(1,792)	3,169

Cash and Cash Equivalents, Beginning of Year	6,293	3,124

Cash and Cash Equivalents, End of Year	$4,501	$6,293

Note 19:         Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available for common shareholders by the weighted-average common shares outstanding. Diluted earnings (loss) per share is computed the same as basic earnings (loss) per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock, if dilutive.  The following table reconciles basic and diluted earnings (loss) per share for the years ending December 31, 2009 and 2008.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19:         Earnings (Loss) Per Share (Continued)

	2009			2008
	Income/ (Loss)	Weighted- Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount

Basic earnings(loss) per share
Net income (loss)	$(1,624)			$(5,641)
Less: Payment of dividends on preferred stock	(957)			(534)
Less: Accretion on warrants	(64)			—
Net income (loss) attributable to common shareholders	(2,645)	1,968,777	$(1.34)	(6,175)	1,964,959	$(3.14)

Effect of dilutive securities
Warrants	—	—		—	—
Preferred stock	—	—		—	—
Stock options	—	—		—	—

Diluted earnings (loss) per share
Net income (loss) attributable to common shareholders and assumed conversions	$(2,645)	1,968,777	$(1.34)	$(6,175)	1,964,959	$(3.14)

Stock options for 91,260 and 139,133 shares of common stock were not considered in computing diluted earnings per common share for 2009 and 2008, respectively, because they were antidilutive due to the net loss incurred by the Company.  The common stock warrant for 254,218 shares was also anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive for 2009 and 2008.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Disclosure Controls and Procedures.   We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  We, as management of Citizens First Corporation are responsible for establishing and maintaining adequate internal control over financial reporting and for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2009, its system of internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, and “Election of Directors” and “Executive Officers” in the  Proxy Statement of the Company for the 2010 Annual Meeting of Shareholders to be held May 20, 2010, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions.  The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	64	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Sarah Glenn Grise	53	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	43	President, Trace Die Cast, Inc.
James R. Hilliard	53	President of Airgas Mid-America, Inc.
M. Todd Kanipe	41	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
John J. Kelly, III	75	Kelly Family Dentistry
Amy Milliken	38	Warren County Kentucky County Attorney
Steve Newberry	47	President and Chief Executive Officer of Commonwealth Broadcasting
John T. Perkins	67	Retired; formerly Vice President and Chief Operations Officer of Citizens First Corporation and Citizens First Bank
Jack Sheidler	53	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank: Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	71	President, Taylor Polson & Company, a certified public accounting firm
Fred Travis	75	Former Owner, Ideal Hardware Company and Barren County, Kentucky Judge Executive
Dr. Kevin Vance	46	Senior Veterinarian and President of Hartland Animal Hospital

Officers of the Company

Name	Age	Present Positions with the Company and the Bank
M. Todd Kanipe	41	President and Chief Executive Officer

J. Steven Marcum	53	Executive Vice President and Chief Financial Officer

Carolyn Harp	64	Executive Vice President, Training

Kim M. Thomas	39	Executive Vice President, Community Banking and Private Client Group

Tonia Harris	43	Executive Vice President, Human Resources

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

Item 14. Principal Accountant Fees and Services

Information required by this Item appears under the headings “Audit Committee Report” and “Independent Public Accounting Firm,” of the Proxy Statement and is incorporated herein by reference.

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

3.4                                Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 23,2008).

3.5                                Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed March 24, 2009).

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

10.1                          Employment  Agreement between Citizens First Corporation and Mary D. Cohron as amended by First Amendment to Employment Agreement  (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed March 17, 2005).*

10.2                          Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 17, 2009).*

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

10.7                          Letter Agreement (including Securities Purchase Agreement-Standard Terms) dated as of December 19, 2008 between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2008).

10.8                          Form of Waiver (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 23, 2008).*

10.9                          Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K dated December 31, 2008).*

10.10                    Separation Agreement and General Release dated April 22, 2009 between the Registrant and Mary D. Cohron (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2009).

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

Citizens First Corporation

Date: March 30, 2010	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 30, 2010
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 30, 2010
J. Steven Marcum
Executive Vice President and Chief Financial Officer

/s/ Barry D. Bray	March 29, 2010
Barry D. Bray, Director

/s/ John J. Kelly	March 29, 2010
John J. Kelly, Director

/s/ Sarah G. Grise	March 29, 2010
Sarah G. Grise, Director

/s/ Christopher B. Guthrie	March 29, 2010
Christopher B. Guthrie, Director

/s/ J. Robert Hilliard	March 29, 2010
J. Robert Hilliard, Director

/s/ M. Todd Kanipe	March 29, 2010
M. Todd Kanipe, Director

/s/ Amy Milliken	March 29, 2010
Amy Milliken, Director

/s/ Steven W. Newberry	March 29, 2010
Steven W. Newberry, Director

/s/ John T. Perkins	March 29, 2010
John T. Perkins, Director

/s/ Jack W. Sheidler	March 29, 2010
Jack W. Sheidler, Director

/s/ John Taylor	March 29, 2010
John Taylor, Director

/s/ Freddie L. Travis	March 29, 2010
Freddie L. Travis, Director

/s/ R. Kevin Vance	March 29, 2010
R. Kevin Vance, Director