Form 10-K/A
period 2009-12-31
CITIZENS FIRST CORP
filed 2010-04-07
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “Original Filing”) is being filed solely for the purpose of adding Exhibits 99.1 and 99.2.

Except as described above, this Form 10-K/A does not revise or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

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

10.8	Form of Waiver (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 23, 2008).*

10.9	Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K dated December 31, 2008).

10.10	Separation Agreement and General Release dated April 22, 2009 between the Registrant and Mary D. Cohron (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2009).

21	Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant’s Registration Statement on Form SB-2 (No. 333-103238)).

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

99.1	TARP Certification of Chief Executive Officer Pursuant to IFR Section 30.15.

99.2	TARP Certification of Chief Financial Officer Pursuant to IFR Section 30.15.

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