Form 10-Q
period 2010-03-31
CITIZENS FIRST CORP
filed 2010-04-30
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33126

CITIZENS FIRST CORPORATION
(Exact name of registrant as specified in its charter)

Kentucky	61-0912615
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 Ashley Street, Bowling Green, Kentucky	42103
(Address of principal executive offices)	(Zip Code)

(279) 393-0700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer ☐
Non-accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

1,968,777 shares of Common Stock, no par value, were outstanding at May 1, 2010.

                                  CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1.    Financial Statements
Citizens First Corporation
Unaudited Consolidated Balance Sheets Dollars in thousands except share data

	March 31, 2010	December 31, 2009
Assets
Cash and due from financial institutions	$6,139	$6,619
Federal funds sold	6,637	3,137
Cash and cash equivalents	12,776	9,756
Available for sale securities	39,250	41,059
Loans held for sale	510	295
Loans, net of allowance of $4,083 and $3,988 at March 31, 2010 and December 31, 2009, respectively	261,343	259,934
Premises and equipment, net	10,730	10,846
Bank owned life insurance	6,834	6,760
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,082	2,111
Deferred income taxes	4,470	3,888
Goodwill	2,575	2,575
Core deposit intangible	1,227	1,293
Other assets	2,906	3,689

Total assets	$346,728	$344,231

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$37,000	$36,586
Savings, NOW and money market	75,188	75,244
Time	183,226	176,690
Total deposits	295,414	288,520

Securities sold under repurchase agreements	895	800
FHLB advances	6,500	11,500
Subordinated debentures	5,000	5,000
Accrued interest payable	480	440
Other liabilities	1,106	1,113

Total liabilities	309,395	307,373

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 250 shares; liquidation preference of $7,998; issued and outstanding 250 shares at March 31, 2010 and at December 31, 2009, respectively	7,659	7,659
5.0% Series A preferred stock; no par value; authorized 250 shares, aggregate liquidation preference of $8,779; issued and outstanding 250 shares at March 31, 2010 and at December 31, 2009, respectively	8,539	8,523
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2010 and at December 31, 2009, respectively	27,072	27,072
Accumulated deficit	(5,596)	(5,873)
Accumulated other comprehensive loss	(341)	(523)
Total stockholders' equity	37,333	36,858
Total liabilities and stockholders' equity	$346,728	$344,231
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Income Dollars in thousands, except per share data
	Three months ended March 31,
	2010	2009
Interest and dividend income
Loans	$3,969	$4,018
Taxable securities	155	266
Non-taxable securities	183	188
Federal funds sold and other	26	27
Total interest and dividend income	4,333	4,499
Interest expense
Deposits	1,244	1,576
FHLB advances	67	175
Subordinated debentures	23	38
Short-term borrowings	3	49
Total interest expense	1,337	1,838
Net interest income	2,996	2,661
Provision for loan losses	400	300
Net interest income after provision for loan losses	2,596	2,361
Non-interest income
Service charges on deposit accounts	326	301
Other service charges and fees	78	79
Gain on sale of mortgage loans	38	112
Lease income	38	43
BOLI income	74	75
Other income	36	31
Total non-interest income	590	641
Non-interest expenses
Salaries and employee benefits	1,101	1,328
Net occupancy expense	310	316
Equipment expense	161	180
Advertising and public relations	47	86
Professional fees	116	155
Data processing services	208	136
Franchise shares and deposit tax	105	125
FDIC Insurance	124	101
Core deposit intangible amortization	66	70
Postage and office supplies	39	55
Telephone and other communication	43	54
Other real estate owned expenses	70	79
Other	152	176
Total non-interest expenses	2,542	2,861
Income before income taxes	644	141
Provision/(benefit) for income taxes	113	(65)
Net income	$ 531	$ 206
Dividends declared and accretion on preferred stock	254	252
Net income (loss) available for common stockholders	$ 277	$ (46)
Earnings (loss) per share, basic and diluted	$ 0.14	$(0.02)
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity Dollars in thousands, except share data
	Three months ended March 31,
	2010	2009

Balance January 1	$36,858	$39,285
Net income	531	206
Stock-based compensation	-	13
Payment of preferred dividends, $476 and $472 per share for 2010 and 2009	(238)	(236)
Other comprehensive income, net of tax	182	178
Balance at end of period	$37,333	$39,446

Citizens First Corporation
Unaudited Consolidated Statements of Comprehensive Income (Loss) Dollars in thousands
	Three months ended March 31,
	2010	2009

Net income	$ 531	$ 206
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net	182	178

Comprehensive income	$713	$384

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Cash Flows Dollars in thousands
	Three months ended March 31
	2010	2009

Operating activities:
Net income	$ 531	$ 206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	201
Stock-based compensation expense	-	13
Provision for loan losses	400	300
Amortization of premiums and discounts on securities	4	29
Amortization of core deposit intangible	66	70
Deferred income taxes	(582)	92
Sale of mortgage loans held for sale	2,186	7,926
Origination of mortgage loans for sale	(2,363)	(8,271)
Gain on the sale of property plant and equipment	(4)	(4)
Gains on sales of loans	(38)	(112)
Net loss on sale of other real estate owned	65	47
Changes in:
Interest receivable	29	143
Other assets	601	(88)
Interest payable and other liabilities	(61)	(430)
Net cash provided by operating activities	1,031	122
Investing activities:
Loan originations and payments, net	(1,809)	2,296
Purchases of premises and equipment	(82)	(349)
Purchase of available-for-sale securities	(7,020)	(6,775)
Proceeds from maturities of available-for-sale securities	9,101	2,489
Proceeds from sale of other real estate owned	44	685
Proceeds from disposal of property plant and equipment	4	4
Net cash provided by/(used in) investing activities	238	(1,650)
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	358	12,792
Net change in time deposits	6,536	(7,569)
Proceeds from FHLB advances	5,800	3,000
Repayment of FHLB advances	(10,800)	(6,000)
Net change in repurchase agreements	95	(2,416)
Dividends paid on preferred stock	(238)	(236)
Net cash provided by/(used in) financing activities	1,751	(429)
Increase/(Decrease) in cash and cash equivalents	3,020	(1,957)
Cash and cash equivalents, beginning of year	9,756	15,331
Cash and cash equivalents, end of quarter	$12,776	$13,374
Supplemental Cash Flows Information:
Interest paid	$1,297	$1,848
Income taxes paid	$ -	$ -
Loans transferred to other real estate	$ -	$ 225

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 - Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

Note 3 - Adoption of New Accounting Standards

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

Effect of newly issued but not yet effective accounting standards:

The Financial Accounting Standards Board issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting. Specifically, the new guidance requires:  (1) a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, the guidance clarifies the requirements of the following existing disclosures:  (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.

Note 4 - Stock Option Plans

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the three month period ended March 31, 2010.

ASC718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended March 31, 2010, and 2009, employee and non-employee compensation expense was $0 and $13,000.  As of March 31, 2010, there is no unrecognized compensation expense associated with stock options.

A summary of the status of the plans at March 31, 2010, and changes during the period then ended is presented below:
	2010
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	91,260	$15.22
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, end of period	91,260	$15.22
Options exercisable, end of period	91,260	$15.22

The weighted average remaining term for outstanding and exercisable stock options was 5.03 years at March 31, 2010.  The aggregate intrinsic value at March 31, 2010 was $0 for both stock options outstanding and for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Note 5 -  Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2010
U. S. government agencies	$17,231	$5	$(86)	$17,150
State and municipal	18,803	497	(33)	19,267
Agency mortgage-backed securities: residential	1,871	62	-	1,933
Trust preferred security	1,862	-	(962)	900
Total investment securities	$39,767	$564	$(1,081)	$39,250
December 31, 2009
U. S. government agencies	$19,178	$14	$(90)	$19,102
State and municipal	18,809	441	(54)	19,196
Agency mortgage-backed securities: residential	2,004	57	-	2,061
Trust preferred security	1,861	-	(1,161)	700
Total investment securities	$41,852	$512	$(1,305)	$41,059

The amortized cost and fair value of investment securities at March 31, 2010 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2010 (Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$ 206	$ 209
Due from one to five years	11,471	11,542
Due from five to ten years	15,254	15,427
Due after ten years	10,965	10,139
Agency mortgage-backed: residential	1,871	1,933
Total	$39,767	$39,250

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
U.S. government agencies	$13,650	$ (86)	$ -	$ -	$ 13,650	$ (86)
State and municipal	1,310	(16)	597	(17)	1,907	(33)
Trust preferred security	-	-	900	(962)	900	(962)
Total temporarily impaired	$14,960	$(102)	$1,497	$(979)	$16,457	$(1,081)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
U.S. government agencies	$ 9,619	$ (90)	$ -	$ -	$ 9,619	$ (90)
State and municipal	1,887	(54)	-	-	1,887	(54)
Trust preferred security	-	-	700	(1,161)	700	(1,161)
Total temporarily impaired	$11,506	$(144)	$700	$(1,161)	$12,206	$(1,305)

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

As of March 31, 2010, our securities portfolio consisted of $39.3 million fair value of securities, $16.5 million, or 20 securities, of which were in an unrealized loss position.

Current market conditions have allowed some increase in the fair market value of the investment portfolio at March 31, 2010; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates differences in the market and market illiquidity.  We do not intend nor are we expected to be required to sell these securities before recovery of their amortized cost basis.

Our unrealized losses relate primarily to an investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not to the expected cash flows of the individual security.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis. This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 6 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2010	December 31, 2009

Commercial and agricultural	$79,409	$74,944
Commercial real estate	102,975	104,768
Residential real estate	72,542	73,166
Consumer	10,500	11,044
Total loans	265,426	263,922
Less allowance for loan losses	(4,083)	(3,988)
Net loans	$261,343	$259,934

Activity in the allowance for loan losses was as follows:

	(Dollars in Thousands)
	March 31, 2010	March 31, 2009
Balance, beginning of year	$3,988	$3,816
Provision charged to expense	400	300
Loans charged off	(317)	(168)
Recoveries	12	10
Balance, end of period	$ 4,083	$ 3,958

Nonperforming loans were as follows:
	(Dollars in Thousands)
	March 31, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$0	$48
Non-accrual loans	630	1,182

Note 7 - Disclosures about Fair Value

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2010, Using (Dollars in Thousands)

	March 31, 2010 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$17,150		$17,150
State and municipal	19,267		19,267
Agency mortgage-backed securities -residential	1,933		1,933
Trust preferred security	900		900
Total investment securities	$39,250	-	$39,250	-

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)

	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$19,102		$19,102
State and municipal	19,196		19,196
Agency mortgage-backed securities -residential	2,061		2,061
Trust preferred security	700		700
Total investment securities	$41,059	-	$41,509	-

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010, Using (Dollars in Thousands)

	March 31, 2010 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$152			$152
Other real estate owned, net	$1,046			$1,046

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)

	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,076			$1,076
Other real estate owned, net	$1,154			$1,154

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $152,000 at March 31, 2010 with a valuation allowance of $37,000.  Impaired loans had a carrying value of $1.1 million at December 31, 2009, with a valuation allowance of $252,000.  Provision for loan losses of $21,000 and $0 were recognized for the quarter ended March 31, 2010 and 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1.0 million at March 31, 2010 and $1.2 million at December 31, 2009.  Total writedowns of other real estate owned during the quarters ended March 31, 2010 and 2009, were $63,000 and $20,000, respectively.

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	(Dollars in Thousands)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$12,776	$12,776	$9,756	$9,756
Loans held for sale	510	516	295	295
Loans, net of allowance	261,191	260,758	258,858	260,852
Accrued interest receivable	2,082	2,082	2,111	2,111
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$295,414	$295,606	$288,520	$288,871
Securities sold under repurchase agreements	895	895	800	800
FHLB advances	6,500	6,834	11,500	11,824
Subordinate debentures	5,000	3,094	5,000	3,094
Accrued interest payable	480	480	440	440

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

Note 8 -  Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed by dividing net income (loss) available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share have been computed the same as basic earnings (loss) per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings (loss) per share computations for the quarters ending March 31, 2010 and 2009.

	Quarter ended March 31, 2010			Quarter ended March 31, 2009
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$ 531			$ 206
Less: Dividends and accretion on preferred stock	(254)			(252)
Net income (loss) available to common shareholders	$ 277	1,968,777	$0.14	$ (46)	1,968,777	$(0.02)

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	31,401		-	-
Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$277	2,000,178	$0.14	$(46)	1,968,777	$(0.02)

Stock options for 91,260 and 139,133 shares of common stock were not considered in computing diluted earnings (loss) per common share for March 31, 2010 and 2009, respectively, because they are anti-dilutive. Convertible preferred shares are not included because they are anti-dilutive as of March 31, 2010 and 2009.  Common stock warrants totaled 254,218 shares, and were dilutive as of March 31, 2010, and included in the diluted earnings per share computation but were anti-dilutive for March 31, 2009, and were excluded from the computation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Forward-Looking Statements
We may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Among the risks and uncertainties that could cause actual results to differ materially are economic conditions generally and in our market areas, a continuation or worsening of the current disruption in credit and other markets, goodwill impairment, overall loan demand, increased competition in the financial services industry which could negatively impact our ability to increase total earning assets, and retention of key personnel.  Actions by the Department of the Treasury and federal and state bank regulators in response to changing economic conditions, changes in interest rates, loan prepayments by and the financial health of our borrowers, and other factors described in the reports filed by us with the Securities and Exchange Commission could also impact current expectations.

Results of Operations

For the quarter ended March 31, 2010, we reported net income of $531,000 compared to net income of $206,000 in the first quarter of 2009.  Net income available to common shareholders was $277,000 or, $.14 per basic and diluted share this quarter, compared to net loss available to common shareholders of $(46,000), or $(0.02) per basic and diluted common share for the first quarter of 2009.  Net income increased as a result of improved net interest income and reduced operating expenses.

Our annualized return on average assets was .63% for the three months ended March 31, 2010, compared to .23% for the previous year.  The increase in return on average assets is due to the increase in average assets and the improvement in net income.   The increase in net income in the first quarter of 2010 as compared to the first quarter of 2009 is primarily attributable to an increase in net interest income of $335,000 and a decrease in non-interest expense of $319,000.  These improvements were offset somewhat by an increase in the provision for loan losses in the first quarter of 2010 by $100,000 over the first quarter of 2009. Our annualized return on average equity was

 5.77% for the three months ending March 31, 2010, compared to an annualized return of 1.99% for the three months ending March 31, 2009.

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

For the quarter ended March 31, 2010, net interest income was $3.0 million, an increase of $335,000, or 12.6%, from net interest income of $2.7 million for the comparable period in 2009.  Net interest income increased as a result of lower interest expense on deposits and borrowings.

The net interest margin for the three months ended March 31, 2010 was 4.04%, compared to 3.46% in 2009.  This increase of 58 basis points is attributable to the decline in the average rate paid on interest-bearing liabilities.  Our yield on earning assets (tax equivalent) for the current year was 5.78%, an increase of 1 basis point from 5.77% in the same period a year ago.

The following table sets forth for the three months ended March 31, 2010 and 2009, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Three months ended March 31,		2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 4,261	$3	0.29%	$ 6,162	$ 4	0.26%
Available-for-sale securities (1)
Taxable	20,591	155	3.05%	23,061	266	4.68%
Nontaxable (1)	18,807	277	5.97%	19,360	285	5.97%
Federal Home Loan Bank stock	2,025	23	4.61%	2,025	23	4.61%
Loans, net (2)	264,862	3,969	6.08%	272,529	4,018	5.98%
Total interest earning assets	310,546	4,427	5.78%	323,137	4,596	5.77%
Non-interest earning assets	33,121			33,932
Total Assets	$ 343,667			$ 357,069

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 65,235	$ 91	0.57%	$ 68,113	$ 92	0.55%
Savings accounts	9,357	6	0.26%	8,450	6	0.29%
Time deposits	179,889	1,147	2.59%	172,228	1,478	3.48%
Total interest-bearing deposits	254,481	1,244	1.98%	248,791	1,576	2.57%
Short-term borrowings	2	0	0.00%	1	0	0.00%
Securities sold under repurchase agreements	910	3	1.33%	6,799	49	2.92%
FHLB borrowings	8,673	67	3.13%	26,567	175	2.67%
Subordinated debentures	5,000	23	1.87%	5,000	38	3.08%
Total interest-bearing liabilities	269,066	1,337	2.01%	287,158	1,838	2.60%
Non-interest bearing deposits	35,632			25,954
Other liabilities	1,635			2,001
Total liabilities	306,333			315,113
Stockholders’ equity	37,334			41,956
Total Liabilities and Stockholders’ Equity	$ 343,667			$ 357,069
Net interest income		$ 3,090			$ 2,758
Net interest spread (1)			3.77%			3.17%
Net interest margin (1) (3)			4.04%			3.46%
Return on average assets ratio			0.63%			0.23%
Return on average equity ratio			5.77%			1.99%
Average equity to assets ratio			10.86%			11.75%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2010 and 2009.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Twelve Months Ended March 31,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ -	$ (1)	$ (1)
Available-for-sale-securities:
Taxable	(83)	(28)	(111)
Nontaxable (1)	2	(10)	(8)
FHLB stock	-	-	-
Loans, net	64	(113)	(49)
Total net change in income on interest-earning assets	(17)	(152)	(169)
Interest-bearing liabilities:
Interest-bearing transaction accounts	3	(4)	(1)
Savings accounts	(1)	1	-
Time deposits	(397)	66	(331)
Securities sold under repurchase agreements	(4)	(42)	(46)
Federal funds purchased	-	-	-
FHLB borrowings	10	(118)	(108)
Subordinated debentures	(15)	-	(15)
Total net change in expense on interest-bearing liabilities	(404)	(97)	(501)
Net change in net interest income	$ 387	$ (55)	$ 332
Percentage change	116.57%	(16.57)%	100.0%
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

The provision for loan losses for the first quarter of 2010 was $400,000, or 0.15% of average loans, compared to $300,000, or 0.11% of average loans for the first quarter of 2009.  The increase in the provision expense is reflective of the increased level of charge-offs for the quarter.  Non-performing assets totaled $1.7 million at March 31, 2010, compared to $2.4 million at December 31, 2009, a decrease of $708,000 or 29.7%.  The decrease in non-performing assets can be attributed primarily to two loans totaling approximately $570,000 that were liquidated during the quarter, with the proceeds from the sale of assets totaling $390,000 while the remaining $180,000 was charged off.

Non-Interest Income

Non-interest income for the three months ended March 31, 2010 and 2009, respectively, was $590,000 and $641,000, a decrease of $51,000, or 8.0%.  Gains on the sale of mortgage loans decreased $74,000 or 66.1% for the three months ended March 31, 2010 as compared to the same period for March 31, 2009 as mortgage lending volume declined.  Service charges on deposit accounts increased $25,000, or 8.3%, from the prior year.

The following table shows the detailed components of non-interest income for the three months ended March 31, 2010 as compared to March 31, 2009:

( Dollars in thousands)	March 31, 2010	March 31, 2009	Increase (Decrease)
Service charges on deposit accounts	$326	$301	$25
Other service charges and fees	78	79	(1)
Gain on sale of mortgage loans held for sale	38	112	(74)
Lease income	38	43	(5)
BOLI income	74	75	(1)
Other income	36	31	5
	$590	$641	$ (51)

Non-Interest Expense

Non-interest expense was $2.5 million in the first quarter of 2010, a decrease of $319,000, or 11.1%, from $2.9 million in the same quarter of 2009.  Salaries and benefit expenses decreased $227,000, primarily as a result of management’s reorganizing administrative services and the closing of two branches as announced in the third quarter of 2009.  As a result, the number of full time equivalent employees declined from 107 to 89 over the past twelve months.  Data processing services increased $72,000 over the previous year and FDIC insurance premiums increased $23,000 over the previous year, while every other category of operating expenses decreased from the previous year.

The increases (decreases) in expense by major categories are as follows for the three months ended March 31, 2010 as compared to March 31, 2009:

(Dollars in thousands)	March 31, 2010	March 31, 2009	Increase (Decrease)
Salaries and employee benefits	1,101	1,328	$(227)
Net occupancy expense	310	316	(6)
Equipment expense	161	180	(19)
Advertising and public relations	47	86	(39)
Professional fees	116	155	(39)
Data processing services	208	136	72
Franchise shares and deposit tax	105	125	(20)
FDIC Insurance	124	101	23
Core deposit intangible amortization	66	70	(4)
Postage and office supplies	39	55	(16)
Telephone and other communications	43	54	(11)
Other real estate expenses	70	79	(9)
Other operating expenses	152	176	(24)
	$2,542	$2,861	$(319)

Income Taxes

Income tax expense was calculated using our expected effective rate for 2010 and 2009.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2010 and 2009.  The effective tax rate for

 2010 was 17.5%, compared to (46.1%) for 2009.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

We evaluate the realizability of our deferred tax assets on a quarterly basis as warranted.  In performing our analysis, we consider all information currently available, both positive and negative, in determining whether the deferred tax asset will be realized.  We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized.  At this time, we have determined that a valuation allowance on our deferred tax assets is not considered necessary. We have determined that future taxable income will be available to absorb existing deferred tax assets, so all tax benefits from operating losses in 2009 have been recognized.

We do not have any beginning and ending unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the quarter ending March 31, 2010 related to unrecognized tax benefits

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2005.

Balance Sheet Review

Overview

Total assets at March 31, 2010 were $346.7 million, up $2.5 million, or 0.7%, from $344.2 million at December 31, 2009.  Loans increased $1.5 million, or 0.6%, from $263.9 million at December 31, 2009 to $265.4 million at March 31, 2010.  Deposits at March 31, 2010 were $295.4 million, an increase of $6.9 million, or 2.4%, compared to $288.5 million at December 31, 2009.

Loans

At March 31, 2010, gross loans totaled $265.4 million, compared to $263.9 million at December 31, 2009, an increase of $1.5 million, or 0.6%.  Total net loans averaged $264.9 million for the first three months of 2010, compared to $262.6 million at December 31, 2009, an increase of $2.3 million, or 0.9%.  We experienced an increase in commercial and agricultural loans during the first three months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2010		December 31, 2009
		% of Total Loans		% of Total Loans
Commercial and agricultural	$ 79,409	29.92%	$ 74,944	28.40%
Commercial real estate	102,975	38.80%	104,768	39.70%
Residential real estate	72,542	27.33%	73,166	27.72%
Consumer	10,500	3.95%	11,044	4.18%
	$ 265,426	100.00%	$ 263,922	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of March 31, 2010, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.7 million to $5.0 million.  The aggregate amount of these credit relationships was $73.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $10.7 million at March 31, 2010.

As of March 31, 2010, we had $10.6 million of participations in loans purchased from, and $21.5 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2010.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2010	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$37,768	$30,451	$11,190	$79,409
Commercial real estate	27,536	36,165	39,274	102,975
Residential real estate	4,835	18,945	48,762	72,542
Consumer	2,767	7,375	358	10,500
Total	$72,906	$92,936	$99,584	$265,426

Asset Quality and the Allowance for Loan Losses

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At March 31, 2010, the allowance was $4.1 million, compared to $4.0 million at December 31, 2009.

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2010	December 31, 2009
Non-performing loans	$ 630	$ 1,230
Non-performing assets	1,676	2,384
Allowance for loan losses	4,083	3,988
Non-performing assets to total assets	0.48%	0.69%
Net charge-offs to average total loans	0.12%	1.72%
Allowance for loan losses to non-performing loans	648.10%	324.23%
Allowance for loan losses to total loans	1.54%	1.51%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at March 31, 2010 consisted of $630,000 of non-accrual loans and less than $1,000 of loans past due 90 days or more.  Of the non-accrual loans, $402,000 are loans secured by real estate in the process of collection, $145,000 are loans secured by real estate not in foreclosure, $66,000 are commercial loans, and $17,000 are consumer loans in the process of collection.  Other non-performing assets include $1.0 million in other real estate.

The non-performing loan total at December 31, 2009 consisted of 22 non-accrual loans totaling $1.2 million, and 7 loans over 90 days past due totaling $48,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also included other real estate owned of three commercial properties totaling $1.1 million and one small residential property totaling $45,000.

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

The following table sets forth an analysis of our allowance for loan losses for the three months ended March 31, 2010 and 2009:

Summary of Loan Loss Experience
	March 31, 2010	March 31, 2009
(Dollars In thousands)
Balance, beginning of year	$3,988	$3,816
Provision for loan losses	400	300
Amounts charged off:
Commercial	(107)	(78)
Commercial real estate	(164)	(25)
Residential real estate	(37)	(34)
Consumer	(9)	(31)
Total loans charged off:	(317)	(168)
Recoveries of amounts previously charged off:
Commercial	3	8
Commercial real estate	-	-
Residential real estate	8	1
Consumer	1	1
Total recoveries	12	10
Net (charge-offs) recoveries	(305)	(158)
Balance, end of period	$4,083	$3,958

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	March 31, 2010		December 31, 2009
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$ 794	27.33%	$ 805	27.72%
Consumer and other loans	140	3.95%	148	4.18%
Commercial and agricultural	2,180	29.92%	2,085	28.40%
Commercial real estate	924	38.80%	892	39.70%
Unallocated	45	0.00%	58	0.00%
Total allowance for loan losses	$ 4,083	100.00%	$ 3,988	100.00%

We believe that the allowance for loan losses of $4.1 million at March 31, 2010 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $39.4 million for the first three months of 2010, compared to $42.4 million for 2009.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	March 31, 2010	December 31, 2009
U.S. Treasury and U.S. Government agencies	$17,150	$19,102
Agency mortgage-backed securities: residential	1,933	2,061
Municipal securities	19,267	19,196
Other securities	900	700
Total available-for-sale securities	$39,250	$41,059

The table below presents the maturities and yield characteristics of securities as of March 31, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2010	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$ -	$ 9,497	$7,734	$ -	$ 17,231	$17,150
Agency mortgage-backed securities: (1)	40	1,831	-	-	1,871	1,933
Municipal securities	206	1,974	7,520	9,103	18,803	19,267
Other Securities	-	-	-	1,862	1,862	900
Total available-for-sale securities	$ 246	$ 13,302	$15,254	$ 10,965	$ 39,767	$ 39,250

Percent of total	.6%	33.4%	38.4%	27.6%	100.0%
Weighted average yield(2)	5.08%	2.90%	3.95%	6.00%	4.19%

_______________
(1)	Agency mortgage-backed securities (residential) are grouped into average lives based on March 2010 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities	are calculated on a full tax- equivalent basis.

Other securities consist of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rate changes in the market and market illiquidity.  We do not intend to sell these securities and do not believe we will be required to sell these securities

Deposits

Our primary source of funding for lending and investment activities results from customer and brokered deposits.  As of March 31, 2010, total deposits were $295.4 million, compared to total deposits of $288.5 million at December 31, 2009, an increase of $6.9 million or 2.4%.  Total deposits averaged $290.1 million during the first three months of 2010, an increase of $15.4 million, or 5.6%, compared to $274.7 million in the first three months of 2009.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. At March 31, 2010 and December 31, 2009, these brokered deposits totaled $21.4 million. At March 31, 2010 and December 31, 2009, these brokered deposits constituted approximately 7.2% and 7.4% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $78.7 million at both March 31, 2010, and December 31, 2009.  Interest expense on time deposits of $100,000 or more was $556,000 for the first three months of 2010, compared to $685,000 for the first three months of 2009.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.   The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2010.

(Dollars in Thousands)
March 31, 2010
Three months or less	$ 17,046
Over three through six months	17,468
Over six through twelve months	18,859
Over one year through three years	24,602
Over three years through five years	740
Over five years	-
Total	$ 78,715

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2010:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
			$6,500

At March 31, 2010, we had available collateral to borrow an additional $36.5 million from the FHLB.

Other Borrowings.

At March 31, 2010, we had established Federal Funds lines of credit totaling $20.9 million with four correspondent banks.  No amounts were drawn as of March 31, 2010.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.   Information regarding federal funds purchased and securities sold under repurchase agreements as of March 31, 2010, is presented below.

(Dollars in thousands)
March 31, 2010
Federal funds purchased and repurchase agreements:
Balance at period end	$895
Weighted average rate at period end	0.81%
Average balance during the three months ended March 31, 2010	$910
Weighted average rate for the three months ending March 31, 2010	1.33%
Maximum month-end balance	$895

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2010 was 1.90%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Our asset and liability management committee meets monthly and monitors the composition of the balance sheet to ensure comprehensive management of interest rate risk and liquidity. We prepare a monthly cash flow report which forecasts funding needs and availability for the coming months, based on forecasts of loan closings and payoffs, potentially callable securities, and other factors.

Capital

Stockholders’ equity was $37.3 million on March 31, 2010, an increase of $475,000, or 1.3%, from $36.9 million on December 31, 2009.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2010.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of March 31, 2010 and December 31, 2009.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:	March 31, 2010	December 31, 2009
Tier 1 leverage ratio	10.75%	10.52%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.74%	12.54%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.99%	13.79%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2010	December 31, 2009
Tier 1 leverage ratio	9.52%	9.38%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.29%	11.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	12.55%	12.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the fourth quarter of 2008, 250 shares of Series A preferred stock, at a stated value of $35,116 per share, were issued to the U.S. Treasury in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  The Series A preferred stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to common stock and pari passu with our cumulative convertible preferred stock.  This cumulative preferred stock pays a 5% annual dividend, increasing to 9% after 5 years.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

We use a simulation model as a tool to monitor and evaluate interest rate risk exposure.  The model is designed to measure the sensitivity of net interest income and net income to changing interest rates over future time periods.  Forecasting net interest income and its sensitivity to changes in interest rates requires us to make assumptions about the volume and characteristics of many attributes, including assumptions relating to the replacement of maturing earning assets and liabilities.  Other assumptions include, but are not limited to, projected prepayments, projected new volume, and the predicted relationship between changes in market interest rates and changes in customer account balances.  These effects are combined with our estimate of the most likely rate environment to produce a forecast of net interest income and net income.  The forecasted results are then adjusted for the effect of a gradual increase and decrease in market interest rates on our net interest income and net income.  Because assumptions are inherently uncertain, the model cannot precisely estimate net interest income or net income or the effect of interest rate changes on net interest income and net income.  Actual results could differ significantly from simulated results.

At March 31, 2010, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase .28% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would increase 2.14%.   Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures were adequate and effective in all material respects to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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

CITIZENS FIRST CORPORATION

Date:	April 30, 2010	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	April 30, 2010	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer