Form 10-Q
period 2010-06-30
CITIZENS FIRST CORP
filed 2010-07-30
CIK 1073475

                               UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

1,968,777 shares of Common Stock, no par value, were outstanding at July 30, 2010.

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1. Financial Statements
Citizens First Corporation
Unaudited Consolidated Balance Sheets Dollars in thousands
	June 30, 2010	December 31, 2009
Assets
Cash and due from financial institutions	$5,794	$6,619
Federal funds sold	4,439	3,137
Cash and cash equivalents	10,233	9,756
Available for sale securities	41,782	41,059
Loans held for sale	1,127	295
Loans, net of allowance of $4,458 and $3,988 at June 30, 2010 and December 31, 2009, respectively	260,929	259,934
Premises and equipment, net	10,584	10,846
Bank owned life insurance	6,907	6,760
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,091	2,111
Deferred income taxes	3,843	3,888
Goodwill	2,575	2,575
Core deposit intangible	1,161	1,293
Other assets	3,668	3,689

Total assets	$346,925	$344,231

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$37,056	$36,586
Savings, NOW and money market	70,455	75,244
Time	185,125	176,690
Total deposits	292,636	288,520

Securities sold under repurchase agreements	810	800
FHLB advances	8,500	11,500
Subordinated debentures	5,000	5,000
Accrued interest payable	418	440
Other liabilities	1,671	1,113

Total liabilities	309,035	307,373

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 250 shares; liquidation preference of $7,998; issued and outstanding 250 shares at June 30, 2010 and at December 31, 2009, respectively	7,659	7,659
5.0% Series A preferred stock; no par value; authorized 250 shares, liquidation preference of $8,779; issued and outstanding 250 shares at June 30, 2010 and at December 31, 2009, respectively	8,555	8,523
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2010 and at December 31, 2009, respectively	27,072	27,072
Accumulated deficit	(5,235)	(5,873)
Accumulated other comprehensive loss	(161)	(523)
Total stockholders' equity	37,890	36,858
Total liabilities and stockholders' equity	$346,925	$344,231
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Operations Dollars in thousands, except per share data
	Three months ended June 30,
	2010	2009
Interest and dividend income
Loans	$4,096	$3,848
Taxable securities	149	196
Non-taxable securities	183	189
Federal funds sold and other	27	24
Total interest and dividend income	4,455	4,257
Interest expense
Deposits	1,245	1,422
FHLB advances	55	169
Subordinated debentures	25	36
Short-term borrowings	2	34
Total interest expense	1,327	1,661
Net interest income	3,128	2,596
Provision for loan losses	450	2,900
Net interest income after provision for loan losses	2,678	(304)
Non-interest income
Service charges on deposit accounts	440	340
Other service charges and fees	96	101
Gain on sale of mortgage loans	62	83
Lease income	29	38
BOLI income	73	75
Gain on the sale of investments	0	361
Other income	44	34
Total non-interest income	744	1,032
Non-interest expenses
Salaries and employee benefits	1,121	1,460
Net occupancy expense	324	358
Equipment expense	164	197
Advertising and public relations	86	141
Professional fees	176	173
Data processing services	175	186
Franchise shares and deposit tax	129	124
FDIC Insurance	124	260
Core deposit intangible amortization	66	68
Postage and office supplies	37	60
Telephone and other communication	51	46
Other real estate owned expenses	24	27
Other	150	158
Total non-interest expenses	2,627	3,258
Income/(loss) before income taxes	795	(2,530)
Provision/(benefit) for income taxes	178	(953)
Net income/(loss)	$ 617	$(1,577)
Dividends declared and accretion on preferred stock	256	256
Net income (loss) available for common stockholders	$ 361	$(1,833)
Basic and diluted earnings (loss) per share	$ 0.18	$ (0.93)
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Operations Dollars in thousands, except per share data
	Six months ended June 30,
	2010	2009
Interest and dividend income
Loans	$8,065	$7,866
Taxable securities	304	462
Non-taxable securities	366	377
Federal funds sold and other	53	51
Total interest and dividend income	8,788	8,756
Interest expense
Deposits	2,489	2,998
FHLB advances	122	344
Subordinated debentures	48	74
Short-term borrowings	5	83
Total interest expense	2,664	3,499
Net interest income	6,124	5,257
Provision for loan losses	850	3,200
Net interest income after provision for loan losses	5,274	2,057
Non-interest income
Service charges on deposit accounts	766	641
Other service charges and fees	174	180
Gain on sale of mortgage loans	100	195
Lease income	67	81
BOLI income	147	150
Gain on sale of investments	0	361
Other income	80	65
Total non-interest income	1,334	1,673
Non-interest expenses
Salaries and employee benefits	2,222	2,788
Net occupancy expense	634	674
Equipment expense	325	377
Advertising and public relations	133	227
Professional fees	292	328
Data processing services	383	322
Franchise shares and deposit tax	234	249
FDIC Insurance	248	361
Core deposit intangible amortization	132	138
Postage and office supplies	76	115
Telephone and other communication	94	100
Other real estate owned expenses	94	106
Other	302	334
Total non-interest expenses	5,169	6,119
Income/(loss) before income taxes	1,439	(2,389)
Provision/(benefit) for income taxes	291	(1,018)
Net income/(loss)	$1,148	$(1,371)
Dividends declared and accretion on preferred stock	510	508
Net income (loss) available for common stockholders	$ 638	$(1,879)
Basic and diluted earnings (loss) per share	$ 0.32	$(0.95)
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity Dollars in thousands
	Six months ended June 30,
	2010	2009

Balance January 1	$36,858	$39,285
Net income/(loss)	1,148	(1,371)
Stock-based compensation	-	13
Payment of preferred dividends, $956 and $951 per share for 2010 and 2009	(478)	(475)
Other comprehensive income/(loss), net of tax	362	(337)
Balance at end of period	$37,890	$37,115

Citizens First Corporation
Unaudited Consolidated Statements of Comprehensive Income (Loss) Dollars in thousands
	Three months ended June 30,
	2010	2009

Net income/(loss)	$617	$(1,577)
Other comprehensive income, net of tax:
Unrealized gain /(loss) on available for sale securities, net	180	(515)

Comprehensive income/(loss)	$797	$(2,092)

Citizens First Corporation
Unaudited Consolidated Statements of Comprehensive Income (Loss) Dollars in thousands
	Six months ended June 30,
	2010	2009

Net income/(loss)	$ 1,148	$ (1,371)
Other comprehensive income, net of tax:
Unrealized gain/(loss) on available for sale securities, net	362	(337)

Comprehensive income/(loss)	$1,510	$(1,708)

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Cash Flows Dollars in thousands
	Six months ended June 30
	2010	2009

Operating activities:
Net income/(loss)	$1,148	$(1,371)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	392	421
Stock-based compensation expense	-	13
Provision for loan losses	850	3,200
Amortization of premiums and discounts on securities	19	57
Amortization of core deposit intangible	132	138
Deferred income taxes	45	(1,037)
Sale of mortgage loans held for sale	5,600	15,151
Origination of mortgage loans for sale	(6,333)	(15,604)
Gain on the sale of securities available-for-sale	-	(361)
Loss/(Gain) on the sale of property plant and equipment	10	(10)
Gains on sales of loans	(100)	(195)
Net loss on sale of other real estate owned	81	75
Changes in:
Interest receivable	21	315
Other assets	85	(85)
Interest payable and other liabilities	350	-
Net cash provided by operating activities	2,300	707
Investing activities:
Loan originations and payments, net	(2,268)	6,849
Purchases of premises and equipment	(141)	(530)
Purchase of available-for-sale securities	(16,040)	(18,592)
Proceeds from maturities of available-for-sale securities	15,847	4,434
Proceeds from sales of available-for-sale securities	-	12,278
Proceeds from sale of other real estate owned	131	792
Proceeds from disposal of property plant and equipment	-	99
Net cash provided by/(used in) investing activities	(2,471)	5,330
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	(4,319)	8,981
Net change in time deposits	8,435	(18,157)
Proceeds from FHLB advances	7,800	14,000
Repayment of FHLB advances	(10,800)	(13,500)
Net change in repurchase agreements	10	(4,831)
Dividends paid on preferred stock	(478)	(475)
Net cash provided by/(used in) financing activities	648	(13,982)
Increase/(Decrease) in cash and cash equivalents	477	(7,945)
Cash and cash equivalents, beginning of year	9,756	15,331
Cash and cash equivalents, end of quarter	$10,233	$7,386
Supplemental Cash Flows Information:
Interest paid	$2,686	$3,738
Income taxes paid	$ -	$ -
Loans transferred to other real estate	$ 423	$ 225

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

Note 3 - Adoption of New Accounting Standards

ASU No. 2009-16 – Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This Standard will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures, primarily relating to an entity’s continuing involvement with financial assets which have been transferred.   This

Standard is effective for fiscal years beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The adoption of this ASU did not have a material effect on the results of operations or financial position.

ASU No. 2009-17 – Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Statement requires a qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact   the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  This Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise   is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated.  This Standard also requires additional disclosures about an enterprise’s involvement in variable interest entities.   This Standard is effective for fiscal years beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.  The adoption of this ASU did not have a material effect on the results of operations or financial position.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the six month period ended June 30, 2010.

ASC718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended June 30, 2010, and 2009, employee and non-employee compensation expense was $0 and $13,000.  As of June 30, 2010, there is no unrecognized compensation expense associated with stock options.

A summary of the status of the plans at June 30, 2010, and changes during the period then ended is presented below:
	2010
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	91,260	$15.22
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, end of period	91,260	$15.22
Options exercisable, end of period	91,260	$15.22

The weighted average remaining term for outstanding and exercisable stock options was 4.78 years at June 30, 2010.  The aggregate intrinsic value at June 30, 2010 was $0 for both stock options outstanding and exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Note 5 -                                Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2010
U. S. government agencies	$19,743	$101	$ -	$19,844
State and municipal	18,696	554	(19)	19,231
Agency mortgage-backed securities: residential	1,725	82	-	1,807
Trust preferred security	1,862	-	(962)	900
Total investment securities	$42,026	$737	$(981)	$41,782
December 31, 2009
U. S. government agencies	$19,178	$14	$(90)	$19,102
State and municipal	18,809	441	(54)	19,196
Agency mortgage-backed securities: residential	2,004	57	-	2,061
Trust preferred security	1,861	-	(1,161)	700
Total investment securities	$41,852	$512	$(1,305)	$41,059

The amortized cost and fair value of investment securities at June 30, 2010 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2010 (Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$ 381	$ 383
Due from one to five years	8,536	8,709
Due from five to ten years	20,425	20,743
Due after ten years	10,959	10,140
Agency mortgage-backed: residential	1,725	1,807
Total	$42,026	$41,782

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2010:
State and municipal	$1,565	$(7)	$ 602	$ (12)	$2,167	$ (19)
Trust preferred security	-	-	900	(962)	900	(962)
Total temporarily impaired	$1,565	$(7)	$1,502	$(974)	$3,067	$(981)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
U.S. government agencies	$ 9,619	$ (90)	$ -	$ -	$ 9,619	$ (90)
State and municipal	1,887	(54)	-	-	1,887	(54)
Trust preferred security	-	-	700	(1,161)	700	(1,161)
Total temporarily impaired	$11,506	$(144)	$700	$(1,161)	$12,206	$(1,305)

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

As of June 30, 2010, our securities portfolio consisted of $41.8 million fair value of securities, $3.1 million, or 8 securities, of which were in an unrealized loss position.

Current market conditions have allowed some increase in the fair market value of the investment portfolio at June 30, 2010; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates differences in the market and market illiquidity.  We do not intend nor are we expected to be required to sell these securities before recovery of their amortized cost basis.

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

Note 6 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2010	December 31, 2009

Commercial and agricultural	$74,861	$74,944
Commercial real estate	106,887	104,768
Residential real estate	72,679	73,166
Consumer	10,960	11,044
Total loans	265,387	263,922
Less allowance for loan losses	(4,458)	(3,988)
Net loans	$ 260,929	$ 259,934

An analysis of the changes in the allowance for loan and lease losses for the six months ended June 30, 2010 and 2009 follows:

	(Dollars in Thousands)
	June 30, 2010	June 30, 2009
Balance, beginning of year,	$3,988	$3,816
Provision charged to expense	850	3,200
Loans charged off	(522)	(3,434)
Recoveries	142	75
Balance, end of period	$ 4,458	$ 3,657

 Information about impaired loans is as follows:

	(Dollars in Thousands)
	June 30, 2010	December 31, 2009
Principal balance of impaired loans,	$450	$ 1,230
Impaired loans with a valuation allowance	362	1,085
Amount of valuation allowance	92	256
Impaired loans with no valuation allowance	88	145

Nonperforming loans were as follows:
	(Dollars in Thousands)
	June 30, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$ 0	$ 48
Non-accrual loans	450	1,182

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

     Level 1-Quoted prices in active markets for identical assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at June 30, 2010, Using (Dollars in Thousands)

	June 30, 2010 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$19,844		$19,844
State and municipal	19,231		19,231
Agency mortgage-backed securities -residential	1,807		1,807
Trust preferred security	900		900
Total investment securities	$41,782	-	$41,782	-

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)

	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$19,102		$19,102
State and municipal	19,196		19,196
Agency mortgage-backed securities -residential	2,061		2,061
Trust preferred security	700		700
Total investment securities	$41,059	-	$41,059	-

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010, Using (Dollars in Thousands)

	June 30, 2010 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$284			$284
Other real estate owned, net	$1,365			$1,365

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)

	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,076			$1,076
Other real estate owned, net	$1,154			$1,154

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $284,000 at June 30, 2010 with a valuation allowance of $74,000.  Impaired loans had a carrying value of $1.1 million at December 31, 2009, with a valuation allowance of $252,000.  Provision for loan losses of $32,000 and $54,000 were recognized for the three and six months ended June 30,

2010. No provision for loan losses was recognized for the three months ended June 30, 2009, while $104,000 was recognized for the six months ended June 30, 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1.4 million at June 30, 2010 and $1.2 million at December 31, 2009.  Total writedowns of other real estate owned year to date June 30, 2010 and 2009, were $80,000 and $51,000, respectively.

Carrying amount and estimated fair values of financial instruments, not previously presented, at period end were as follows:

	(Dollars in Thousands)
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$10,233	$10,233	$9,756	$9,756
Loans held for sale	1,127	1,144	295	295
Loans, net of allowance	260,645	260,825	258,858	260,852
Accrued interest receivable	2,091	2,091	2,111	2,111
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$292,636	$294,176	$288,520	$288,871
Securities sold under repurchase agreements	810	810	800	800
FHLB advances	8,500	8,911	11,500	11,824
Subordinate debentures	5,000	3,094	5,000	3,094
Accrued interest payable	418	418	440	440

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

Note 8 -  Earnings (Loss) Per Share

Basic earnings (loss) per share have been computed by dividing net income (loss) available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share have been computed the same as basic earnings (loss) per share, and assumes the conversion of outstanding stock options, convertible preferred stock, and warrants if dilutive.  The following table reconciles the basic and diluted earnings (loss) per share computations for the quarters and six months ending June 30, 2010 and 2009.

	Quarter ended June 30, 2010			Quarter ended June 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income/(loss)	$ 617			$(1,577)
Less: Dividends and accretion on preferred stock	(256)			(256)
Net income/(loss) available to common shareholders	$ 361	1,968,777	$0.18	$(1,833)	1,968,777	$(0.93)

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	64,743		-	-
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$361	2,033,520	$0.18	$(1,833)	1,968,777	$(0.93)

	Six months ended June 30, 2010			Six months ended June 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income/(loss)	$1,148			$(1,371)
Less: Dividends and accretion on preferred stock	(510)			(508)
Net income/(loss) available to common shareholders	$ 638	1,968,777	$0.32	$(1,879)	1,968,777	$(0.95)

Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	49,420		-	-
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$638	2,018,197	$0.32	$(1,879)	1,968,777	$(0.95)

Stock options for 91,260 and 139,133 shares of common stock were not considered in computing diluted earnings (loss) per common share for June 30, 2010 and 2009, respectively, because they are anti-dilutive. Convertible preferred shares are not included because they are anti-dilutive as of June 30, 2010 and 2009.  Common stock warrants totaled 254,218 shares, and were dilutive as of June 30, 2010, and included in the diluted earnings per share computation but were anti-dilutive for June 30, 2009, and were excluded from the computation.

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

Results of Operations

For the quarter ended June 30, 2010, we reported net income of $617,000 compared to net loss of $(1,577,000) in the second quarter of 2009.  Net income available to common shareholders was $361,000 or, $.18 per basic and diluted share this quarter, respectively, compared to a net loss attributable to common shareholders of $(1,833,000), or $(0.93) per basic and diluted common share for the second quarter of 2009.  Net income increased as a result of improved net interest income, reduced provision for loan losses, and reduced operating expenses.

For the six months ended June 30, 2010, the Company reported net income of $1.1 million, or $.32 per common share.  This represents an increase of $2.5 million, or $1.27 per share, from the net loss of ($1.4) million in the previous year. The increase in net income is primarily attributable to a decrease in the provision for loan losses of $2.4 million, an increase in net interest income of $867,000 and a decrease in non-interest expense of $950,000.

Our annualized return on average assets was .67% for the six months ended June 30, 2010, compared to (.79)% for the previous year. Our annualized return on average equity was 6.17% for the six months ending June 30, 2010, compared to an annualized return of (6.79%) for the six months ending June 30, 2009. The improvement in the return on average assets and return on average equity is due to the improvement in net income.

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

For the quarter ended June 30, 2010, net interest income was $3.1 million, an increase of $532,000, or 20.5%, from net interest income of $2.6 million for the comparable period in 2009.  Net interest income increased as a result of lower interest expense on deposits and borrowings.  For the six months ended June 30, 2010, net interest income was $6.1 million, an increase of $867,000, or 16.5%, from net interest income of $5.3 million for the comparable period in 2009.

The net interest margin (on a tax-equivalent basis) for the three months ended June 30, 2010 was 4.08%, compared to 3.44% in 2009.  This increase of 64 basis points is attributable to the decline in the average rate paid on interest-bearing liabilities.  Our yield on earning assets (tax equivalent) for the quarter was 5.76%, an increase of 19 basis points from 5.57% in the same period a year ago.  The net interest margin(on a tax-equivalent basis) for the six months ended June 30, 2010 was 4.06%, compared to 3.45% in 2009.  This increase of 61 basis points is attributable to the decline in the average rate paid on interest-bearing liabilities.  Our yield on earning assets (tax equivalent) for the current year was 5.77%, an increase of 10 basis points from 5.67% in the same period a year ago.

The following tables set forth for the quarter and six months ended June 30, 2010 and June 30, 2009, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Quarter ended June 30,		2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 6,167	$5	0.31%	$ 3,381	$ 1	0.12%
Available-for-sale securities (1)
Taxable	20,720	149	2.88%	23,429	196	3.32%
Nontaxable (1)	18,767	277	5.93%	19,332	286	5.87%
Federal Home Loan Bank stock	2,025	22	4.45%	2,025	23	4.51%
Loans, net (2)	269,058	4,096	6.11%	262,137	3,848	5.82%
Total interest earning assets	316,737	4,549	5.76%	310,304	4,354	5.57%
Non-interest earning assets	32,771			36,062
Total Assets	$ 349,508			$ 346,366

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 65,205	$ 91	0.57%	$ 61,018	$ 96	0.62%
Savings accounts	9,701	7	0.28%	9,017	7	0.31%
Time deposits	185,129	1,148	2.49%	162,337	1,319	3.22%
Total interest-bearing deposits	260,035	1,246	1.92%	232,372	1,422	2.43%
Short-term borrowings	34	0	0.00%	48	0	0.00%
Securities sold under repurchase agreements	962	1	0.94%	4,731	34	2.85%
FHLB borrowings	6,808	55	3.24%	26,582	169	2.52%
Subordinated debentures	5,000	25	1.97%	5,000	36	2.86%
Total interest-bearing liabilities	272,839	1,327	1.95%	268,733	1,661	2.45%
Non-interest bearing deposits	37,222			36,396
Other liabilities	1,682			1,723
Total liabilities	311,743			306,852
Stockholders’ equity	37,765			39,514
Total Liabilities and Stockholders’ Equity	$ 349,508			$ 346,366
Net interest income		$ 3,222			$ 2,693
Net interest spread (1)			3.81%			3.12%
Net interest margin (1) (3)			4.08%			3.44%
Return on average assets ratio			0.71%			(1.83%)
Return on average equity ratio			6.55%			(16.01%)
Average equity to assets ratio			10.81%			11.41%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Six months ended June 30,		2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 5,219	$8	0.29%	$ 4,764	$ 5	0.21%
Available-for-sale securities (1)
Taxable	20,656	304	2.94%	23,246	462	4.01%
Nontaxable (1)	18,787	555	5.96%	19,346	571	5.95%
Federal Home Loan Bank stock	2,025	45	4.52%	2,025	46	4.58%
Loans, net (2)	266,972	8,065	6.09%	269,105	7,866	5.89%
Total interest earning assets	313,659	8,977	5.77%	318,486	8,950	5.67%
Non-interest earning assets	32,945			33,202
Total Assets	$346,604			$351,688

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 65,220	$ 181	0.57%	$ 60,257	$ 188	0.63%
Savings accounts	9,530	13	0.28%	8,735	13	0.30%
Time deposits	182,528	2,295	2.54%	167,292	2,797	3.37%
Total interest-bearing deposits	257,278	2,489	1.98%	236,284	2,998	2.56%
Short-term borrowings	18	0	0.00%	25	0	0.00%
Securities sold under repurchase agreements	936	5	0.94%	5,760	83	2.91%
FHLB borrowings	7,735	122	3.19%	26,575	344	2.61%
Subordinated debentures	5,000	48	1.92%	5,000	74	2.98%
Total interest-bearing liabilities	270,967	2,664	1.98%	273,644	3,499	2.58%
Non-interest bearing deposits	36,427			35,457
Other liabilities	1,659			1,859
Total liabilities	309,053			310,960
Stockholders’ equity	37,551			40,728
Total Liabilities and Stockholders’ Equity	$346,604			$351,688
Net interest income		$ 6,313			$5,451
Net interest spread (1)			3.79%			3.09%
Net interest margin (1) (3)			4.06%			3.45%
Return on average assets ratio			0.67%			(0.79)%
Return on average equity ratio			6.17%			(6.79)%
Average equity to assets ratio			10.83%			11.58%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2010 and 2009.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ 3	$ -	$ 3
Available-for-sale-securities:
Taxable	(107)	(51)	(158)
Nontaxable (1)	-	(16)	(16)
FHLB stock	(1)	-	(1)
Loans, net	260	(61)	199
Total net change in income on interest-earning assets	155	(128)	27
Interest-bearing liabilities:
Interest-bearing transaction accounts	(22)	15	(7)
Savings accounts	(1)	1	-
Time deposits	(757)	255	(502)
Securities sold under repurchase agreements	(8)	(70)	(78)
Federal funds purchased	-	-	-
FHLB borrowings	22	(244)	(222)
Subordinated debentures	(26)	-	(26)
Total net change in expense on nterest-bearing liabilities	(792)	(43)	(835)
Net change in net interest income	$ 947	$ (85)	$ 862
Percentage change	109.86%	(9.86)%	100.0%
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

The provision for loan losses for the second quarter of 2010 was $450,000, or 0.15% of average loans, compared to $2.9 million, or 1.08% of average loans for the second quarter of 2009.  For the six months ended June 30, 2010 and 2009, the provision for loan losses was $850,000 and $3.2 million, respectively. The decrease in the provision expense is reflective of the reduced level of charge-offs experienced.  Non-performing assets totaled $1.8 million at June 30, 2010, compared to $2.4 million at December 31, 2009, a decrease of $562,000 or 23.6%.  The decrease in non-performing assets can be attributed primarily to two loans totaling approximately $570,000 that were liquidated during the quarter, with the proceeds from the sale of assets totaling $390,000 while the remaining $180,000 was charged off.

Non-Interest Income

Non-interest income for the three months ended June 30, 2010 and 2009, respectively, was $744,000 and $1.0 million, a decrease of $288,000, or 27.9%.  Included in the second quarter of 2009 was a gain on the sale of investment securities totaling

$361,000.  Service charges on deposit accounts increased $100,000, or 29.4%, from the prior year.

Non-interest income for the six months ended June 30, 2010 and 2009, respectively, was $1.3 million and $1.7 million, a decrease of $339,000, or 20.2%.  Included in 2009 was a gain on the sale of investment securities totaling $361,000. Gains on the sale of mortgage loans decreased $95,000 or 48.7% for the six months ended June 30, 2010 as compared to the same period for June 30, 2009 as mortgage lending volume declined.  Service charges on deposit accounts increased $125,000, or 19.5%, from the prior year.

The following table shows the detailed components of non-interest income for the six months ended June 30, 2010 as compared to June 30, 2009:

( Dollars in thousands)	June 30, 2010	June 30, 2009	Increase(Decrease)
Service charges on deposit accounts	$ 766	$ 641	$125
Other service charges and fees	174	180	(6)
Gain on sale of mortgage loans held for sale	100	195	(95)
Gain on the sale of investment securities	0	361	(361)
Lease income	67	81	(14)
BOLI income	147	150	(3)
Other income	80	65	15
	$1,334	$1,673	$ (339)

Non-Interest Expense

Non-interest expense was $2.6 million in the second quarter of 2010, a decrease of $631,000, or 19.4%, from $3.3 million in the same quarter of 2009.  Salaries and benefit expenses decreased $339,000, primarily as a result of management’s reorganizing administrative services and the closing of two branches as announced in the third quarter of 2009.  We are evaluating various strategies for the Franklin North building and are continuing to use to Glasgow branch for internal purposes. As a result, the number of full time equivalent employees declined from 106 to 91 over the past twelve months.  Data processing services decreased $11,000 from the previous year and FDIC insurance premiums decreased $136,000 from the previous year due to a special assessment of $154,000 recorded in the second quarter of 2009.

Non-interest expense was $5.2 million for the six months ended June 30, 2010, a decrease of $950,000, or 15.5%, from $6.1 million in the same period of 2009.  Salaries and benefit expenses decreased $566,000, primarily as a result of management’s reorganizing administrative services and the closing of two branches as announced in the third quarter of 2009.  As a result, the number of full time equivalent employees declined from 106 to 91 over the past twelve months.  Data processing services increased $61,000 over the previous year, while every other category of operating expenses decreased from the previous year.

The increases (decreases) in expense by major categories are as follows for the six months ended June 30, 2010 as compared to June 30, 2009:

(Dollars in thousands)	June 30, 2010	June 30, 2009	Increase (Decrease)
Salaries and employee benefits	2,222	2,788	$(566)
Net occupancy expense	634	674	(40)
Equipment expense	325	377	(52)
Advertising and public relations	133	227	(94)
Professional fees	292	328	(36)
Data processing services	383	322	61
Franchise shares and deposit tax	234	249	(15)
FDIC Insurance	248	361	(113)
Core deposit intangible amortization	132	138	(6)
Postage and office supplies	76	115	(39)
Telephone and other communications	94	100	(6)
Other real estate expenses	94	106	(12)
Other operating expenses	302	334	(32)
	$5,169	$6,119	$(950)

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

We do not have any beginning and ending unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the quarter ending June 30, 2010 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2005.

Balance Sheet Review

Overview

Total assets at June 30, 2010 were $346.9 million, up $2.7 million, or 0.8%, from $344.2 million at December 31, 2009.  Loans increased $1.5 million, or 0.6%, from $263.9 million at December 31, 2009 to $265.4 million at June 30, 2010.  Deposits at June 30, 2010 were $292.6 million, an increase of $4.1 million, or 1.4%, compared to $288.5 million at December 31, 2009.

Loans

At June 30, 2010, gross loans totaled $265.4 million, compared to $263.9 million at December 31, 2009, an increase of $1.5 million, or 0.6%.  Total net loans averaged $262.9 million for the first six months of 2010, compared to $261.6 million at December 31, 2009, an increase of $1.3 million, or 0.50%.  We experienced an increase in commercial real estate loans during the first six months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2010		December 31, 2009
		% of Total Loans		% of Total Loans
Commercial and agricultural	$ 74,861	28.21%	$ 74,944	28.40%
Commercial real estate	106,887	40.28%	104,768	39.70%
Residential real estate	72,679	27.38%	73,166	27.72%
Consumer	10,960	4.13%	11,044	4.18%
	$ 265,387	100.00%	$ 263,922	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2010, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.7 million to $5.2 million.  The aggregate amount of these credit relationships was $71.8 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $10.9 million at June 30, 2010.

As of June 30, 2010, we had $10.5 million of participations in loans purchased from, and $19.9 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2010.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.
	(Dollars in Thousands)
Loan Maturities as of June 30, 2010	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$35,012	$28,666	$11,183	$74,861
Commercial real estate	25,383	41,663	39,841	106,887
Residential real estate	5,409	18,867	48,403	72,679
Consumer	2,982	7,473	505	10,960
Total	$68,786	$96,669	$99,932	$265,387

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At June 30, 2010, the allowance was $4.5 million, compared to $4.0 million at December 31, 2009.

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2010	December 31, 2009
Non-performing loans	$ 450	$ 1,230
Non-performing assets	1,822	2,384
Allowance for loan losses	4,458	3,988
Non-performing assets to total assets	0.53%	0.69%
Net charge-offs to average total loans	0.14%	1.72%
Allowance for loan losses to non-performing loans	990.67%	324.23%
Allowance for loan losses to total loans	1.68%	1.51%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at June 30, 2010 consisted of $450,000 of non-accrual loans and no accruing loans past due 90 days or more.  Of the non-accrual loans, $175,000 are loans secured by real estate in the process of collection, $188,000 are loans secured by real estate not in foreclosure, $78,000 are commercial loans, and $9,000 are consumer loans in the process of collection.  Other non-performing assets include $1.4 million in other real estate and $7 thousand in repossessed assets.

The non-performing loan total at December 31, 2009 consisted of 22 non-accrual loans totaling $1.2 million, and 7 loans over 90 days past due totaling $48,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also included other real estate owned of six commercial properties totaling $1.1 million and one small residential property totaling $45,000.

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

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2010 and 2009:

Summary of Loan Loss Experience
	June 30, 2010	June 30, 2009
(Dollars In thousands)
Balance, beginning of year	$3,988	$3,816
Provision for loan losses	850	3,200
Amounts charged off:
Commercial	(119)	(2,602)
Commercial real estate	(167)	(516)
Residential real estate	(190)	(151)
Consumer	(46)	(165)
Total loans charged off:	(522)	(3,434)
Recoveries of amounts previously charged off:
Commercial	125	59
Commercial real estate	6	-
Residential real estate	8	14
Consumer	3	2
Total recoveries	142	75
Net (charge-offs) recoveries	(380)	(3,359)
Balance, end of period	$4,458	$3,657

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	June 30, 2010		December 31, 2009
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$ 798	27.38%	$ 805	27.72%
Consumer and other loans	145	4.13%	148	4.18%
Commercial and agricultural	2,567	28.21%	2,085	28.40%
Commercial real estate	831	40.28%	892	39.70%
Unallocated	117	0.00%	58	0.00%
Total allowance for loan losses	$ 4,458	100.00%	$ 3,988	100.00%

We believe that the allowance for loan losses of $4.5 million at June 30, 2010 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $39.4 million for the first six months of 2010, compared to $42.6 million for 2009.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	June 30, 2010	December 31, 2009
U.S. Treasury and U.S. Government agencies	$19,844	$19,102
Agency mortgage-backed securities: residential	1,807	2,061
Municipal securities	19,231	19,196
Other securities	900	700
Total available-for-sale securities	$41,782	$41,059

The table below presents the maturities and yield characteristics of securities as of June 30, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2010	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$ -	$ 5,997	$12,725	$ 1,021	$ 19,743	$19,844
Agency mortgage-backed securities: (1)	32	1,693	-	-	1,725	1,807
Municipal securities	381	2,539	7,700	8,076	18,696	19,231
Other Securities	-	-	-	1,862	1,862	900
Total available-for-sale securities	$ 413	$ 10,229	$20,425	$ 10,959	$ 42,026	$ 41,782

Percent of total	1.0%	24.3%	48.6%	26.1%	100.0%
Weighted average yield(2)	5.62%	3.05%	3.52%	5.59%	3.98%

_______________
(1)	Agency mortgage-backed securities (residential) are grouped into average lives based on June 2010 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

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

Our primary source of funding for lending and investment activities results from customer and brokered deposits.  As of June 30, 2010, total deposits were $292.6 million, compared to total deposits of $288.5 million at December 31, 2009, an increase of $4.1 million or 1.4%.  Total deposits averaged $293.7 million during the first six months of 2010, an increase of $22.0 million, or 8.1%, compared to $271.7 million in the first six months of 2009.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. At June 30, 2010 and December 31, 2009, these brokered deposits totaled $16.1 and $21.4 million, respectively.  At June 30, 2010 and December 31, 2009, these brokered deposits constituted approximately 5.5% and 7.4% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $78.9 and $78.7 million, at June 30, 2010, and December 31, 2009, respectively.  Interest expense on time deposits of $100,000 or more was $1.0 million for the first six months of 2010, compared to $1.3 million for the first six months of 2009.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.   The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2010.

(Dollars in Thousands)
June 30, 2010
Three months or less	$ 18,438
Over three through six months	19,892
Over six through twelve months	19,334
Over one year through three years	20,019
Over three years through five years	1,225
Over five years	-
Total	$ 78,908

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2010:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
			$8,500

At June 30, 2010, we had available collateral to borrow an additional $19.3 million from the FHLB.

Other Borrowings. At June 30, 2010, we had established Federal Funds lines of credit totaling $20.9 million with four correspondent banks.  No amounts were drawn as of June 30, 2010.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.   Information regarding federal funds purchased and securities sold under repurchase agreements as of June 30, 2010, is presented below.

(Dollars in thousands)
June 30, 2010
Federal funds purchased and repurchase agreements:
Balance at period end	$810
Weighted average rate at period end	0.94%
Average balance during the six months ended June 30, 2010	$936
Weighted average rate for the six months ending June 30, 2010	0.94%
Maximum month-end balance	$918

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2010 was 1.94%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity was $37.9 million on June 30, 2010, an increase of $1.0 million or 2.7%, from $36.9 million on December 31, 2009.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2010.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of June 30, 2010 and December 31, 2009.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:	June 30, 2010	December 31, 2009
Tier 1 leverage ratio	10.69%	10.52%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.84%	12.54%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.09%	13.79%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2010	December 31, 2009
Tier 1 leverage ratio	9.54%	9.38%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.44%	11.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	12.69%	12.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the fourth quarter of 2008, 250 shares of Series A preferred stock, at a stated value of $35,116 per share, were issued to the U.S. Treasury in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  The Series A preferred stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to common stock and pari passu with our cumulative convertible preferred stock.  This cumulative preferred stock pays a 5% annual dividend, increasing to 9% after 5 years from the date of issuance.

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

At June 30, 2010, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase .05% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would increase .60%.  Net interest income would increase at a slower pace in the rising rate environment due to the increased cost of liabilities that would reprice during this time period compared to the assets which would not reprice in the same timeframe.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 300 basis points.

Projections for: Jul 2010 - Jun 2011
Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	13,754,266	904,978	7.04%
+300	13,291,620	442,332	3.44%
+200	12,855,747	6,458	0.05%
Base	12,849,289	0	0.00%
-200	12,926,209	76,920	0.60%
-300	12,695,776	-153,513	-1.19%

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

4.4      Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated June 30, 2007).

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

CITIZENS FIRST CORPORATION

Date:	July 30, 2010	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	July 30, 2010	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer