Form 10-Q
period 2010-09-30
CITIZENS FIRST CORP
filed 2010-11-02
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

1,968,777 shares of Common Stock, no par value, were outstanding at November 1, 2010.

CITIZENS FIRST CORPORATION

Part 1. Financial Information
Item 1.    Financial Statements
Citizens First Corporation
Unaudited Consolidated Balance Sheets Dollars in thousands
	September 30, 2010	December 31, 2009
Assets
Cash and due from financial institutions	$5,437	$6,619
Federal funds sold	6,256	3,137
Cash and cash equivalents	11,693	9,756
Available for sale securities	40,513	41,059
Loans held for sale	844	295
Loans, net of allowance of $4,839 and $3,988 at September 30, 2010 and December 31, 2009, respectively	259,444	259,934
Premises and equipment, net	10,455	10,846
Bank owned life insurance	6,981	6,760
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,154	2,111
Deferred income taxes	3,825	3,888
Goodwill	2,575	2,575
Core deposit intangible	1,095	1,293
Other assets	2,839	3,689

Total assets	$344,443	$344,231

Liabilities and Stockholders' Equity

Liabilities
Deposits:
Non-interest bearing	$36,390	$36,586
Savings, NOW and money market	68,296	75,244
Time	184,630	176,690
Total deposits	289,316	288,520

Securities sold under repurchase agreements	786	800
FHLB advances	8,500	11,500
Subordinated debentures	5,000	5,000
Accrued interest payable	385	440
Other liabilities	1,836	1,113

Total liabilities	305,823	307,373

Stockholders' Equity:
6.5% cumulative preferred stock, no par value; authorized 250 shares; liquidation preference of $7,998; issued and outstanding 250 shares at September 30, 2010 and at December 31, 2009, respectively	7,659	7,659
5.0% Series A preferred stock; no par value; authorized 250 shares, liquidation preference of $8,779; issued and outstanding 250 shares at September 30, 2010 and at December 31, 2009, respectively	8,571	8,523
Common stock, no par value; authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2010 and at December 31, 2009, respectively	27,072	27,072
Accumulated deficit	(4,833)	(5,873)
Accumulated other comprehensive income (loss)	151	(523)
Total stockholders' equity	38,620	36,858
Total liabilities and stockholders' equity	$344,443	$344,231
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Operations Dollars in thousands, except per share data Three months ended September 30
	2010	2009
Interest and dividend income
Loans	$4,049	$3,969
Taxable securities	163	146
Non-taxable securities	182	188
Federal funds sold and other	30	27
Total interest and dividend income	4,424	4,330
Interest expense
Deposits	1,170	1,297
FHLB advances	60	147
Subordinated debentures	28	29
Short-term borrowings	2	13
Total interest expense	1,260	1,486
Net interest income	3,164	2,844
Provision for loan losses	375	300
Net interest income after provision for loan losses	2,789	2,544
Non-interest income
Service charges on deposit accounts	418	353
Other service charges and fees	116	112
Gain on sale of mortgage loans	95	63
Lease income	44	38
BOLI income	74	76
Other income	34	34
Total non-interest income	781	676
Non-interest expenses
Salaries and employee benefits	1,154	1,304
Net occupancy expense	325	336
Equipment expense	158	192
Advertising and public relations	73	113
Professional fees	145	120
Data processing services	178	179
Franchise shares and deposit tax	129	114
FDIC Insurance	112	128
Core deposit intangible amortization	66	69
Postage and office supplies	47	50
Telephone and other communication	45	49
Other real estate owned expenses	100	43
Other	173	165
Total non-interest expenses	2,705	2,862
Income before income taxes	865	358
Provision for income taxes	207	31
Net income	$ 658	$ 327
Dividends and accretion on preferred stock	257	256
Net income available for common stockholders	$ 401	$ 71
Basic earnings per common share	$ 0.21	$ 0.03
Diluted earnings per common share	$ 0.20	$ 0.03
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Operations Dollars in thousands, except per share data
Nine months ended September 30,
	2010	2009
Interest and dividend income
Loans	$12,114	$11,835
Taxable securities	466	608
Non-taxable securities	549	565
Federal funds sold and other	83	78
Total interest and dividend income	13,212	13,086
Interest expense
Deposits	3,660	4,295
FHLB advances	183	491
Subordinated debentures	75	103
Short-term borrowings	6	96
Total interest expense	3,924	4,985
Net interest income	9,288	8,101
Provision for loan losses	1,225	3,500
Net interest income after provision for loan losses	8,063	4,601
Non-interest income
Service charges on deposit accounts	1,184	994
Other service charges and fees	290	292
Gain on sale of mortgage loans	194	258
Lease income	111	119
BOLI income	221	226
Gain on sale of investments	0	361
Other income	115	99
Total non-interest income	2,115	2,349
Non-interest expenses
Salaries and employee benefits	3,376	4,092
Net occupancy expense	959	1,010
Equipment expense	483	569
Advertising and public relations	206	340
Professional fees	437	448
Data processing services	560	501
Franchise shares and deposit tax	363	365
FDIC Insurance	361	489
Core deposit intangible amortization	198	207
Postage and office supplies	123	165
Telephone and other communication	138	149
Other real estate owned expenses	194	149
Other	476	497
Total non-interest expenses	7,874	8,981
Income (loss) before income taxes	2,304	(2,031)
Provision (benefit) for income taxes	498	(987)
Net income (loss)	$1,806	$(1,044)
Dividends and accretion on preferred stock	767	764
Net income (loss) available for common stockholders	$1,039	$(1,808)
Basic earnings (loss) per common share	$ 0.53	$(0.92)
Diluted earnings (loss) per common share	$ 0.52	$(0.92)
See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Changes in Stockholders' Equity Dollars in thousands (except per share data)
Nine months ended September 30,
	2010	2009

Balance January 1	$36,858	$39,285
Net income (loss)	1,806	(1,044)
Stock-based compensation	-	13
Payment of preferred dividends, $1,437 and $1,432 per share for 2010 and 2009	(719)	(716)
Other comprehensive income, net of tax	675	440
Balance at end of period	$38,620	$37,978

Citizens First Corporation
Unaudited Consolidated Statements of Comprehensive Income (Loss) Dollars in thousands
Three months ended September 30,
	2010	2009

Net income	$658	$ 327
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net	313	776

Comprehensive income	$971	$1,103

Citizens First Corporation
Unaudited Consolidated Statements of Comprehensive Income (Loss) Dollars in thousands
Nine months ended September 30,
	2010	2009

Net income (loss)	$ 1,806	$(1,044)
Other comprehensive income, net of tax:
Unrealized gain on available for sale securities, net	675	440

Comprehensive income (loss)	$2,481	$ (604)

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation Unaudited Consolidated Statements of Cash Flows Dollars in thousands
Nine months ended September 30

	2010	2009

Operating activities:
Net income/(loss)	$1,806	$(1,044)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	584	636
Stock-based compensation expense	-	13
Provision for loan losses	1,225	3,500
Amortization of premiums and discounts on securities	32	82
Amortization of core deposit intangible	198	207
Deferred income taxes	(284)	(1,141)
Sale of mortgage loans held for sale	11,337	19,311
Origination of mortgage loans for sale	(11,691)	(21,377)
Bank-owned life insurance	(221)	(226)
Gain on the sale of securities available-for-sale	-	(361)
Loss/(Gain) on the sale of property plant and equipment	9	(14)
Gains on sales of loans	(194)	(258)
Net loss on sale of other real estate owned	162	92
Changes in:
Interest receivable	(42)	268
Other assets	978	632
Interest payable and other liabilities	668	(322)
Net cash provided by (used in) operating activities	4,567	(2)
Investing activities:
Loan originations and payments, net	(1,196)	8,313
Purchases of premises and equipment	(230)	(623)
Purchase of available-for-sale securities	(24,625)	(22,092)
Proceeds from maturities of available-for-sale securities	26,161	11,953
Proceeds from sales of available-for-sale securities	-	12,278
Proceeds from sale of other real estate owned	170	792
Proceeds from disposal of property plant and equipment	27	103
Net cash provided by investing activities	307	10,724
Financing activities:
Net change in demand deposits, money market, NOW, and savings accounts	(7,144)	5,277
Net change in time deposits	7,940	(2,518)
Proceeds from FHLB advances	7,800	21,500
Repayment of FHLB advances	(10,800)	(29,500)
Net change in repurchase agreements	(14)	(6,741)
Dividends paid on preferred stock	(719)	(716)
Net cash provided by/(used in) financing activities	(2,937)	(12,698)
Increase/(Decrease) in cash and cash equivalents	1,937	(1,976)
Cash and cash equivalents, beginning of year	9,756	15,331
Cash and cash equivalents, end of quarter	$11,693	$13,355
Supplemental Cash Flows Information:
Interest paid	$3,978	$5,199
Income taxes paid	$ 130	$ -
Loans transferred to other real estate	$ 461	$ 485

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

Note 4 - Stock Option Plans

In 2002, the board of directors adopted the employee stock option plan, which became effective upon the approval of the Company’s shareholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees the incentive to remain with the Company and to reward their service by providing the employees the opportunity to share in the Company’s future success.  132,300 shares of Company common stock have been reserved for issuance under the plan.  54,247 shares remain available for future issuance.  Options granted expire after ten years, and vest ratably over a three year period.

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  There were no options granted for the nine month period ended September 30, 2010.

ASC718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the quarter ended September 30, 2010, and 2009, employee and non-employee compensation expense was $0 and $13,000.  As of September 30, 2010, there is no unrecognized compensation expense associated with stock options.

A summary of the status of the plans at September 30, 2010, and changes during the period then ended is presented below:
	2010
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	91,260	$15.22
Granted	-	-
Exercised	-	-
Forfeited	596	$12.93
Expired	-	-
Outstanding, end of period	90,664	$15.22
Options exercisable, end of period	90,664	$15.22

The weighted average remaining term for outstanding and exercisable stock options was 4.44 years at September 30, 2010.  The aggregate intrinsic value at September 30, 2010 was $0 for both stock options outstanding and exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Note 5 -                                Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2010
U. S. government agencies	$9,524	$73	$ -	$ 9,597
State and municipal	18,691	1,013	-	19,704
Agency mortgage-backed securities: residential	10,207	110	(5)	10,312
Trust preferred security	1,862	-	(962)	900
Total investment securities	$40,284	$1,196	$(967)	$40,513
December 31, 2009
U. S. government agencies	$19,178	$14	$(90)	$19,102
State and municipal	18,809	441	(54)	19,196
Agency mortgage-backed securities: residential	2,004	57	-	2,061
Trust preferred security	1,861	-	(1,161)	700
Total investment securities	$41,852	$512	$(1,305)	$41,059

The amortized cost and fair value of investment securities at September 30, 2010 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2010 (Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$ 380	$ 381
Due from one to five years	6,037	6,226
Due from five to ten years	13,426	13,953
Due after ten years	10,234	9,641
Agency mortgage-backed: residential	10,207	10,312
Total	$40,284	$40,513

The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2010:
Agency mortgage-backed securities: -residential	$981	$(5)	-	-	$981	$ (5)
Trust preferred security	-	-	900	(962)	900	(962)
Total temporarily impaired	$981	$(5)	$900	$(962)	$1,881	$(967)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
U.S. government agencies	$ 9,619	$ (90)	$ -	$ -	$ 9,619	$ (90)
State and municipal	1,887	(54)	-	-	1,887	(54)
Trust preferred security	-	-	700	(1,161)	700	(1,161)
Total temporarily impaired	$11,506	$(144)	$700	$(1,161)	$12,206	$(1,305)

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

As of September 30, 2010, our securities portfolio consisted of $40.5 million fair value of securities, $1.9 million, or 2 securities, of which were in an unrealized loss position.

Current market conditions have allowed some increase in the fair market value of the investment portfolio at September 30, 2010; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rates differences in the market and market illiquidity.  We do not intend nor are we expected to be required to sell these securities before recovery of their amortized cost basis.

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

Note 6 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2010	December 31, 2009

Commercial and agricultural	$67,816	$74,944
Commercial real estate	111,273	104,768
Residential real estate	75,083	73,166
Consumer	10,111	11,044
Total loans	264,283	263,922
Less allowance for loan losses	(4,839)	(3,988)
Net loans	$259,444	$ 259,934

An analysis of the changes in the allowance for loan and lease losses for the nine months ended September 30, 2010 and 2009 follows:

	(Dollars in Thousands)
	September 30, 2010	September 30, 2009
Balance, beginning of year,	$3,988	$3,816
Provision charged to expense	1,225	3,500
Loans charged off	(629)	(3,618)
Recoveries	255	79
Balance, end of period	$ 4,839	$ 3,777

 Information about impaired loans is as follows:

	(Dollars in Thousands)
	September 30, 2010	December 31, 2009
Principal balance of impaired loans,	$1,184	$1,230
Impaired loans with a valuation allowance	1,118	1,085
Amount of valuation allowance	111	256
Impaired loans with no valuation allowance	66	145

Nonperforming loans were as follows:
	(Dollars in Thousands)
	September 30, 2010	December 31, 2009
Loans past due 90 days or more still on accrual	$725	$48
Non-accrual loans	459	1,182

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2010, Using (Dollars in Thousands)

	September 30, 2010 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$9,597		$9,597
State and municipal	19,704		19,704
Agency mortgage-backed securities -residential	10,312		10,312
Trust preferred security	900		900
Total investment securities	$40,513	-	$40,513	-

	Fair Value Measurements at Dece,ber 31, 2009, Using (Dollars in Thousands)

	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies	$19,102		$19,102
State and municipal	19,196		19,196
Agency mortgage-backed securities -residential	2,061		2,061
Trust preferred security	700		700
Total investment securities	$41,059	-	$41,059	-

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010, Using (Dollars in Thousands)

	September 30, 2010 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,030			$1,030
Other real estate owned, net	$1,283			$1,283

	Fair Value Measurements at December 31, 2009, Using (Dollars in Thousands)

	December 31, 2009 Carrying value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$1,076			$1,076
Other real estate owned, net	$1,154			$1,154

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying value of $1.0 million at September 30, 2010 with a valuation allowance of $93,000.  Impaired loans had a carrying value of $1.1 million at December 31, 2009, with a valuation allowance of $252,000.  Provisions for loan losses related to impaired loans of $44,000 and $93,000 were recognized for the three and nine months ended September 30, 2010. Provisions for loan losses related to impaired loans of $217,000 and $405,000 were recognized for the three and nine months ended September 30, 2009.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1.3 million at September 30, 2010 and $1.2 million at December 31, 2009.  Total writedowns of other real estate owned year to date September 30, 2010 and 2009, were $161,000 and $68,000, respectively.

Carrying amount and estimated fair values of financial instruments, not previously presented, at period end were as follows:

	(Dollars in Thousands)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$11,693	$11,693	$9,756	$9,756
Loans held for sale	844	857	295	295
Loans, net of allowance	258,543	259,048	258,858	260,852
Accrued interest receivable	2,154	2,154	2,111	2,111
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$289,316	$290,899	$288,520	$288,871
Securities sold under repurchase agreements	786	786	800	800
FHLB advances	8,500	8,987	11,500	11,824
Subordinated debentures	5,000	3,094	5,000	3,094
Accrued interest payable	385	385	440	440

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

Note 8 -  Earnings (Loss) Per Common Share

Basic earnings (loss) per common share have been computed by dividing net income (loss) available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per common share have been computed the same as basic earnings (loss) per common share, and assumes the conversion of outstanding stock options, convertible preferred stock, and warrants if dilutive.  The following table reconciles the basic and diluted earnings (loss) per common share computations for the quarters and nine months ending September 30, 2010 and 2009.

	Quarter ended September 30, 2010			Quarter ended September 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income/(loss)	$ 658			$327
Less: Dividends and accretion on preferred stock	(257)			(256)
Net income/(loss) available to common shareholders	$ 401	1,968,777	$0.21	$71	1,968,777	$0.03
Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	65,558		-	-
Diluted earnings per common share
Net income/(loss) available to common shareholders and assumed conversions	$401	2,034,335	$0.20	$71	1,968,777	$0.03

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income/(loss)	$1,806			$(1,044)
Less: Dividends and accretion on preferred stock	(767)			(764)
Net income/(loss) available to common shareholders	$1,039	1,968,777	$0.53	$(1,808)	1,968,777	$(0.92)
Effect of dilutive securities
Convertible preferred stock	-	-		-	-
Stock options	-	-		-	-
Warrants	-	55,298		-	-
Diluted earnings per common share
Net income/(loss) available to common shareholders and assumed conversions	$1,039	2,024,075	$0.52	$(1,808)	1,968,777	$(0.92)

Stock options for 90,664 and 98,726 shares of common stock were not considered in computing diluted earnings (loss) per common share for September 30, 2010 and 2009, respectively, because they are anti-dilutive. Convertible preferred shares are not included because they are anti-dilutive as of September 30, 2010 and 2009.  Common stock warrants totaled 254,218 shares, and were dilutive as of September 30, 2010, and included in the diluted earnings per common share computation but were anti-dilutive for September 30, 2009, and were excluded from the computation.

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

Results of Operations

For the quarter ended September 30, 2010, we reported net income of $658,000 compared to $327,000 in the third quarter of 2009, an increase of $331,000, or 101.2%.  Diluted earnings per common share were $0.20 compared to $0.03 in the third quarter of 2009.  Net income increased as a result of improved net interest income, increased non-interest income, and reduced operating expenses.

For the nine months ended September 30, 2010, the Company reported net income of $1.8 million, or $0.52 per diluted common share.  This represents an increase of $2.8 million, or $1.44 per diluted common share, from the net loss of ($1.0) million in the previous year. The increase in net income is primarily attributable to a decrease in the provision for loan losses of $2.3 million, an increase in net interest income of $1.2 million and a decrease in non-interest expense of $1.1 million, offset by $1.5 million of additional income tax expense.

Our annualized return on average assets was .69% for the nine months ended September 30, 2010, compared to (0.40)% for the previous year. Our annualized return on average equity was 6.38% for the nine months ending September 30, 2010, compared to an annualized return of (3.52%) for the nine months ending September 30, 2009. The improvement in the return on average assets and return on average equity is due to the improvement in net income.

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

For the quarter ended September 30, 2010, net interest income was $3.2 million, an increase of $320,000, or 11.3%, from net interest income of $2.8 million for the comparable period in 2009.  Net interest income increased as a result of lower interest expense on deposits and borrowings.  For the nine months ended September 30, 2010, net interest income was $9.3 million, an increase of $1.2 million, or 14.7%, from net interest income of $8.1 million for the comparable period in 2009.

The net interest margin (on a tax-equivalent basis) for the three months ended September 30, 2010 was 4.06%, compared to 3.80% in 2009.  This increase of 26 basis points is attributable to the decline in the average rate paid on interest-bearing liabilities.  The net interest margin (on a tax-equivalent basis) for the nine months ended September 30, 2010 was 4.06%, compared to 3.57% in 2009.  This increase of 49 basis points is attributable to the decline in the average rate paid on interest-bearing liabilities.  Our yield on earning assets (tax equivalent) for the current year was 5.72%, an increase of 3 basis points from 5.69% in the same period a year ago.

The following tables set forth for the quarter and nine months ended September 30, 2010 and September 30, 2009, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Quarter ended September 30,		2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 8,903	$7	0.31%	$ 3,132	$ 2	0.25%
Available-for-sale securities (1)
Taxable	22,729	163	2.84%	21,574	146	2.68%
Nontaxable (1)	18,694	277	5.87%	19,298	286	5.88%
Federal Home Loan Bank stock	2,025	23	4.45%	2,025	26	5.09%
Loan receivables (2)	265,763	4,049	6.05%	260,769	3,969	6.04%
Total interest earning assets	318,114	4,519	5.64%	306,798	4,429	5.73%
Non-interest earning assets	32,188			33,933
Total Assets	$ 350,302			$ 340,731

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 61,745	$ 82	0.53%	$ 60,094	$ 94	0.62%
Savings accounts	10,032	7	0.29%	9,267	7	0.30%
Time deposits	186,773	1,081	2.30%	165,721	1,196	2.86%
Total interest-bearing deposits	258,550	1,170	1.80%	235,082	1,297	2.19%
Short-term borrowings	2	0	0.00%	0	0	0.00%
Securities sold under repurchase agreements	854	2	0.93%	2,235	13	2.31%
FHLB borrowings	8,500	60	2.82%	21,880	147	2.67%
Subordinated debentures	5,000	28	2.21%	5,000	29	2.30%
Total interest-bearing liabilities	272,906	1,260	1.83%	264,197	1,486	2.23%
Non-interest bearing deposits	37,030			36,994
Other liabilities	1,910			1,949
Total liabilities	311,846			303,140
Stockholders’ equity	38,456			37,591
Total Liabilities and Stockholders’ Equity	$ 350,302			$ 340,731
Net interest income		$ 3,259			$ 2,943
Net interest spread (1)			3.81%			3.50%
Net interest margin (1) (3)			4.06%			3.80%
Return on average assets ratio			0.75%			0.38%
Return on average equity ratio			6.84%			3.45%
Average equity to assets ratio			10.98%			11.03%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)
Nine months ended September 30,		2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$ 6,461	$15	0.30%	$ 4,214	$ 7	0.22%
Available-for-sale securities (1)
Taxable	21,355	466	2.92%	22,683	608	3.58%
Nontaxable (1)	18,756	832	5.93%	19,330	857	5.93%
Federal Home Loan Bank stock	2,025	68	4.50%	2,025	71	4.69%
Loan receivables (2)	266,564	12,114	6.08%	266,296	11,835	5.94%
Total interest earning assets	315,161	13,495	5.72%	314,548	13,378	5.69%
Non-interest earning assets	32,689			33,447
Total Assets	$347,850			$347,995

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 64,049	$ 264	0.55%	$ 60,202	$ 282	0.63%
Savings accounts	9,699	21	0.28%	8,915	20	0.30%
Time deposits	183,957	3,375	2.45%	166,759	3,993	3.20%
Total interest-bearing deposits	257,705	3,660	1.90%	235,876	4,295	2.43%
Short-term borrowings	13	0	0.00%	17	0	0.00%
Securities sold under repurchase agreements	909	6	0.94%	4,572	96	2.81%
FHLB borrowings	7,993	183	3.05%	24,993	491	2.63%
Subordinated debentures	5,000	75	2.02%	5,000	103	2.75%
Total interest-bearing liabilities	271,620	3,924	1.93%	270,458	4,985	2.46%
Non-interest bearing deposits	36,631			35,999
Other liabilities	1,743			1,867
Total liabilities	309,994			308,324
Stockholders’ equity	37,856			39,671
Total Liabilities and Stockholders’ Equity	$347,850			$347,995
Net interest income		$ 9,571			$8,393
Net interest spread (1)			3.79%			3.23%
Net interest margin (1) (3)			4.06%			3.57%
Return on average assets ratio			0.69%			(0.40)%
Return on average equity ratio			6.38%			(3.52)%
Average equity to assets ratio			10.88%			11.40%
_______________
(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%
(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2010 and 2009.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$ 4	$ 4	$ 8
Available-for-sale-securities:
Taxable	(106)	(36)	(142)
Nontaxable (1)	-	(25)	(25)
FHLB stock	(3)	-	(3)
Loan receivables	267	12	279
Total net change in income on interest-earning assets	162	(45)	117
Interest-bearing liabilities:
Interest-bearing transaction accounts	(36)	18	(18)
Savings accounts	(1)	2	1
Time deposits	(1,030)	412	(618)
Securities sold under repurchase agreements	(13)	(77)	(90)
Federal funds purchased	-	-	-
FHLB borrowings	26	(334)	(308)
Subordinated debentures	(28)	-	(28)
Total net change in expense on interest-bearing liabilities	(1,082)	21	(1,061)
Net change in net interest income	$ 1,244	$ (66)	$ 1,178
Percentage change	105.67%	(5.67)%	100.0%
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

The provision for loan losses for the third quarter of 2010 was $375,000, or 0.14% of average loans, compared to $300,000, or 0.12% of average loans for the third quarter of 2009.  Net charge-offs as a percent of average loans were (0.002%) for the third quarter of 2010, compared to 0.07% for the third quarter of 2009.

For the nine months ended September 30, 2010 and 2009, the provision for loan losses was $1.2 million and $3.5 million, respectively. Net charge-offs were $374,000 for the nine months ended September 30, 2010 compared to net charge-offs of $3.5 million for the same period in 2009.  The provision for loan losses declined in the current year due to the decline in net charge-offs.  However, in light of the continued weakness in the economy, management intends to continue its conservative stance toward the loan portfolio’s credit quality.

Non-Interest Income

Non-interest income for the three months ended September 30, 2010 and 2009, respectively, was $781,000 and $676,000, an increase of $105,000, or 15.5%.    Service charges on deposit accounts increased $65,000, or 18.4%, from the prior year, primarily due to an increase in NSF and ATM fees.

Non-interest income for the nine months ended September 30, 2010 and 2009, respectively, was $2.1 million and $2.3 million, a decrease of $234,000, or 10.0%.  Included in 2009 was a gain on the sale of investment securities totaling $361,000. Gains on the sale of mortgage loans decreased $64,000 or 24.8% for the nine months ended September 30, 2010 as compared to the same period for September 30, 2009 as mortgage lending volume declined.  Service charges on deposit accounts increased $190,000, or 19.1%, from the prior year, primarily due to an increase in NSF and ATM fees.

The following table shows the detailed components of non-interest income for the nine months ended September 30, 2010 as compared to September 30, 2009:

( Dollars in thousands)	September 30, 2010	September 30, 2009	Increase (Decrease)
Service charges on deposit accounts	$1,184	$ 994	$190
Other service charges and fees	290	292	(2)
Gain on sale of mortgage loans held for sale	194	258	(64)
Gain on the sale of investment securities	0	361	(361)
Lease income	111	119	(8)
BOLI income	221	226	(5)
Other income	115	99	16
	$2,115	$2,349	$ (234)

Non-Interest Expense

Non-interest expense was $2.7 million in the third quarter of 2010, a decrease of $157,000, or 5.5%, from $2.9 million in the same quarter of 2009.  Salaries and benefit expenses decreased $150,000, primarily as a result of management’s reorganizing administrative services and the closing of two branches as announced in the third quarter of 2009.  We are evaluating various strategies for the Franklin North building and are continuing to use the Glasgow branch for internal purposes.

Non-interest expense was $7.9 million for the nine months ended September 30, 2010, a decrease of $1.1 million, or 12.3%, from $9.0 million in the same period of 2009.  Salaries and benefit expenses decreased $716,000, primarily as a result of management’s reorganizing administrative services and the closing of two branches as announced in the third quarter of 2009.  As a result, the number of full time equivalent employees declined from 106 to 86 over the past twelve months.  Data processing services increased $59,000 over the previous year and other real estate expenses increased $45,000, while every other category of operating expenses decreased from the previous year.

The increases (decreases) in expense by major categories are as follows for the nine months ended September 30, 2010 as compared to September 30, 2009:

(Dollars in thousands)	September 30, 2010	September 30, 2009	Increase (Decrease)
Salaries and employee benefits	3,376	4,092	$(716)
Net occupancy expense	959	1,010	(51)
Equipment expense	483	569	(86)
Advertising and public relations	206	340	(134)
Professional fees	437	448	(11)
Data processing services	560	501	59
Franchise shares and deposit tax	363	365	(2)
FDIC Insurance	361	489	(128)
Core deposit intangible amortization	198	207	(9)
Postage and office supplies	123	165	(42)
Telephone and other communications	138	149	(11)
Other real estate expenses	194	149	45
Other operating expenses	476	497	(21)
	$7,874	$8,981	$(1,107)

Income Taxes

Income tax expense was calculated using our expected effective rate for 2010 and 2009.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2010 and 2009.  The effective tax rate for 2010 was 21.6%, compared to (48.6%) for 2009.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

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

We do not have any beginning and ending unrecognized tax benefits. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the quarter ending September 30, 2010 related to unrecognized tax benefits.

The Company and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2006.

Balance Sheet Review

Overview

Total assets at September 30, 2010 were $344.4 million, up $0.2 million, or 0.1%, from $344.2 million at December 31, 2009.  Loans increased $0.4 million, or 0.2%, from $263.9 million at December 31, 2009 to $264.3 million at September 30, 2010.  Deposits at September 30, 2010 were $289.3 million, an increase of $0.8 million, or 0.3%, compared to $288.5 million at December 31, 2009.

Loans

At September 30, 2010, gross loans totaled $264.3 million, compared to $263.9 million at December 31, 2009, an increase of $0.4 million, or 0.2%.  Total net loans averaged $262.6 million for the first nine months of 2010, compared to $261.6 million at December 31, 2009, an increase of $1.0 million, or 0.4%.  We experienced an increase in commercial real estate loans during the first nine months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2010		December 31, 2009
		% of Total Loans		% of Total Loans
Commercial and agricultural	$ 67,816	25.66%	$ 74,944	28.40%
Commercial real estate	111,273	42.10%	104,768	39.70%
Residential real estate	75,083	28.41%	73,166	27.72%
Consumer……………………….....	10,111	3.83%	11,044	4.18%
	$ 264,283	100.00%	$ 263,922	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2010, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.4 million to $5.2 million.  The aggregate amount of these credit relationships was $66.0 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $11.1 million at September 30, 2010.

As of September 30, 2010, we had $10.4 million of participations in loans purchased from, and $17.5 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2010.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of September 30, 2010	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$30,707	$26,580	$10,529	$67,816
Commercial real estate	29,600	43,279	38,394	111,273
Residential real estate	6,307	20,670	48,106	75,083
Consumer	2,692	6,899	520	10,111
Total	$69,306	$97,428	$97,549	$264,283

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At September 30, 2010, the allowance was $4.8 million, compared to $4.0 million at December 31, 2009.  The allowance for loan losses increased as a percentage of loans to 1.83% as of September 30, 2010 compared to 1.51% as of December 31, 2009.

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	September 30, 2010	December 31, 2009
Non-performing loans	$ 1,184	$ 1,230
Non-performing assets	2,468	2,384
Allowance for loan losses	4,839	3,988
Non-performing assets to total assets	0.72%	0.69%
Net charge-offs to average total loans (annualized)	0.19%	1.72%
Allowance for loan losses to non-performing loans	408.70%	324.23%
Allowance for loan losses to total loans	1.83%	1.51%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans totaled $1.2 million at September 30, 2010, which consisted of $459,000 of non-accrual loans and $725,000 of accruing loans past due 90 days or more.  Of the non-accrual loans, $107,000 are loans secured by real estate in the process of collection, $325,000 are loans secured by real estate not in foreclosure, $26,000 are commercial loans, and $1,000 are consumer loans in the process of collection.  Other non-performing assets include $1.3 million in other real estate. Our nonperforming assets remain at relatively low levels compared to the banking industry as a whole. However, we continue to monitor our loan portfolio for loans with noted weakness and identified increases in our problem loans.  Management believes that the prolonged economic weakness could place additional pressure on credit quality.

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

The following table sets forth an analysis of our allowance for loan losses for the nine months ended September 30, 2010 and 2009:

Summary of Loan Loss Experience
	September 30, 2010	September 30, 2009
(Dollars In thousands)
Balance, beginning of year	$3,988	$3,816
Provision for loan losses	1,225	3,500
Amounts charged off:
Commercial	(131)	(2,612)
Commercial real estate	(167)	(555)
Residential real estate	(266)	(151)
Consumer	(65)	(300)
Total loans charged off:	(629)	(3,618)
Recoveries of amounts previously charged off:
Commercial	229	59
Commercial real estate	6	-
Residential real estate	16	17
Consumer	4	3
Total recoveries	255	79
Net (charge-offs) recoveries	(374)	(3,539)
Balance, end of period	$4,839	$3,777

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	September 30, 2010		December 31, 2009
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$ 844	28.41%	$ 805	27.72%
Consumer and other loans	134	3.83%	148	4.18%
Commercial and agricultural	2,541	25.66%	2,085	28.40%
Commercial real estate	1,187	42.10%	892	39.70%
Unallocated	133	0.00%	58	0.00%
Total allowance for loan losses	$ 4,839	100.00%	$ 3,988	100.00%

We believe that the allowance for loan losses of $4.8 million at September 30, 2010 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.

Securities

The investment securities portfolio is comprised primarily of U.S. Government agency securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $40.1 million for the first nine months of 2010, compared to $42.0 million for 2009.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	September 30, 2010	December 31, 2009
U.S. Treasury and U.S. Government agencies	$9,597	$19,102
Agency mortgage-backed securities: residential	10,312	2,061
Municipal securities	19,704	19,196
Other securities	900	700
Total available-for-sale securities	$40,513	$41,059

The table below presents the maturities and yield characteristics of securities as of September 30, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2010	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$ -	$ 3,498	$5,016	$ 1,010	$ 9,524	$9,597
Agency mortgage-backed securities: (1)	25	10,182	-	-	10,207	10,312
Municipal securities	380	2,539	8,410	7,362	18,691	19,704
Other Securities	-	-	-	1,862	1,862	900
Total available-for-sale securities	$ 405	$ 16,219	$13,426	$ 10,234	$ 40,284	$ 40,513

Percent of total	1.0%	40.3%	33.3%	25.4%	100.0%
Weighted average yield(2)	5.63%	2.83%	4.22%	5.59%	4.04%
_______________
(1)	Agency mortgage-backed securities (residential) are grouped into average lives based on September 2010 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities	are calculated on a full tax- equivalent basis.

Other securities consist of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rate changes in the market and market illiquidity.  We do not intend to sell these securities and do not believe we will be required to sell these securities

Goodwill

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets and liabilities. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of KBC in 2006. Goodwill is not amortized and instead is evaluated annually for impairment.  An evaluation may be performed more frequently if there are indications that goodwill may be impaired.  We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount.  We recorded a goodwill impairment during 2008 but determined that goodwill was not further impaired during subsequent periods.  However, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets.  If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

Deposits

Our primary source of funding for lending and investment activities results from customer and brokered deposits.  As of September 30, 2010, total deposits were $289.3 million, compared to total deposits of $288.5 million at December 31, 2009, an increase of $0.8 million or 0.3%.  Total deposits averaged $294.3 million during the first nine months of 2010, an increase of $22.4 million, or 8.2%, compared to $271.9 million in the first nine months of 2009.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. At September 30, 2010 and December 31, 2009, these brokered deposits totaled $22.2 and $28.1 million, respectively.  At September 30, 2010 and December 31, 2009, these brokered deposits constituted approximately 7.7% and 9.7% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $75.9 and $78.7 million, at September 30, 2010, and December 31, 2009, respectively.  Interest expense on time deposits of $100,000 or more was $1.6 million for the first nine months of 2010, compared to $1.9 million for the first nine months of 2009.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.   The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2010.

(Dollars in Thousands)
September 30, 2010
Three months or less	$ 20,348
Over three through six months	9,415
Over six through twelve months	20,903
Over one year through three years	21,836
Over three years through five years	3,433
Over five years	-
Total	$75,935

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2010:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 24, 2012	3.36%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
			$8,500

At September 30, 2010, we had available collateral to borrow an additional $16.6 million from the FHLB.

Other Borrowings. At September 30, 2010, we had established Federal Funds lines of credit totaling $21.1 million with four correspondent banks.  No amounts were drawn as of September 30, 2010.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.   Information regarding federal funds purchased and securities sold under repurchase agreements as of September 30, 2010, is presented below.

(Dollars in thousands)
September 30, 2010
Federal funds purchased and repurchase agreements:
Balance at period end	$786
Weighted average rate at period end	0.92%
Average balance during the nine months ended September 30, 2010	$909
Weighted average rate for the nine months ending September 30, 2010	0.94%
Maximum month-end balance	$918

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2010 was 1.94%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity was $38.6 million on September 30, 2010, an increase of $1.7 million or 4.6%, from $36.9 million on December 31, 2009.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2010.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of September 30, 2010 and December 31, 2009.  The following table sets forth the Company’s risk based capital ratios as of September 30, 2010:

	September 30, 2010	December 31, 2009
Tier 1 leverage ratio	10.81%	10.52%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	13.30%	12.54%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.56%	13.79%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2010	December 31, 2009
Tier 1 leverage ratio	9.75%	9.38%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.94%	11.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.19%	12.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

The ratio of tangible equity to tangible assets, both non-GAAP measures, stood at 10.26% as of September 30, 2010, compared to 9.69% at December 31, 2009.  We provide this ratio, in addition to those defined by banking regulators, because of its widespread use by investors as a means to evaluate the quality and adequacy of capital.  See the Non-GAAP table below for a reconciliation of the calculation of this measure to amounts reported under GAAP:

Regulation G Non-GAAP Reconciliation:	September 30, 2010	December 31, 2009

Total stockholders’ equity (a)	$38,620	$36,858
Less:
Preferred stock	(16,230)	(16,182)
Common equity (b)	22,390	20,676
Goodwill	(2,575)	(2,575)
Intangible assets	(1,095)	(1,293)
Tangible common equity (c)	18,720	16,808
Add:
Preferred stock	16,230	16,182
Tangible equity (d)	$34,950	$32,990

Total assets (e)	$344,443	$344,231
Less:
Goodwill	(2,575)	(2,575)
Intangible assets	(1,095)	(1,293)
Tangible assets (f)	$340,773	$340,363
Common shares outstanding (in thousands) (g)	1,969	1,969

Book value per common share (b/g)	$11.37	$10.50
Tangible book value per common share (c/g)	$9.51	$8.53

Total shareholders’ equity to total assets ratio (a/e)	11.21%	10.71%
Tangible equity ratio (d/f)	10.26%	9.69%

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

At September 30, 2010, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 2.75% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease .83%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 300 basis points.

Projections for: Oct 2010 - Sep 2011
Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	14,529,077	1,657,899	12.88%
+300	13,875,760	1,004,581	7.80%
+200	13,225,223	354,045	2.75%
Base	12,871,179	0	0.00%
-200	12,764,431	-106,747	-0.83%
-300	12,524,044	-347,135	-2.70%

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed September 5, 2007).

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K filed December 23, 2008).

3.5	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K/A filed April 27, 2009).

4.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibits 3.2, 3.3 and 3.4).

4.3	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.5).

4.4
 Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated September 30, 2007).

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

CITIZENS FIRST CORPORATION

Date:	November 1, 2010	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	November 1, 2010	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer

                                                      40