Form 10-K
period 2010-12-31
CITIZENS FIRST CORP
filed 2011-03-31
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $12,490,112 as of June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 25, 2011

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 18, 2011 are incorporated by reference into Part III.

Citizens First Corporation

Part I

Forward-Looking Statements

Citizens First Corporation (the “Company”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance.  Such statements are made pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to those described below under Item 1A — “Risk Factors” and the following:

•                  current and future economic and business conditions, including, without limitation, the recent deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, a reduced demand for credit, which would reduce earning assets, and/or a further decline in real estate values;

•                  possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws and our ability to maintain appropriate levels of capital;

•                  changes in the interest rate environment and our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

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

The cautionary statements in this Annual Report on Form 10-K also identify important factors and possible events that involve risk and uncertainties that could cause our actual results to differ materially from those contained in the forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made. We do not intend and undertake no obligation to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions, future events or otherwise.

Item 1.  Business

Overview

We are a Kentucky corporation organized in 1975 for the purpose of conducting business as an investment club. We are headquartered in Bowling Green, Kentucky.  In late 1998 and early 1999 we received regulatory approval to serve as the bank holding company for Citizens First Bank, Inc. (the “Bank”), a Kentucky state chartered bank that commenced operations on February 19, 1999. The Bank currently conducts full-service community banking operations from nine locations in the Kentucky counties of Barren, Hart, Simpson and Warren.

We are primarily engaged in the business of accepting demand, savings and time deposits insured by the FDIC and providing commercial, consumer and mortgage loans to the general public. We primarily market our products and services to small and medium-sized businesses and to retail consumers. Our strategy is to provide outstanding service through our employees, who are relationship-oriented and committed to customer service. Through this strategy, we intend to grow our business, expand our customer base and improve our profitability.

As of December 31, 2010, we had total assets of $349.7 million, net loans of $268.3 million, deposits of $288.7 million and shareholders’ equity of $38.3 million.

Lending Activities

General.  We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2010, we had total loans of $268.3 million, representing 76.7% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2010, commercial loans amounted to $66.1 million, or 24.6% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category. At December 31, 2010, our commercial loans had an average size of $75,000 and the largest loan was $2.2 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2010, total commercial real estate loans amounted to $116.9 million, or 43.6% of our loan portfolio. At December 31, 2010, our commercial real estate loans had an average size of $228,000 and the largest loan was $4.0 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2010, total residential real estate loans amounted to $75.5 million, or 28.1% of our loan portfolio. At December 31, 2010, our residential real estate mortgage loans had an average size of $58,000 and the largest loan was $2.7 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market. We receive fees in connection with the sale of mortgage loans, with these fees aggregating $314,000 and $317,000 for the years ending December 31, 2010 and 2009, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments.   Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, 2010, total consumer loans amounted to $9.7 million, or 3.7% of our loan portfolio. At December 31, 2010, our consumer loans had an average size of $6,000, and the largest loan was $454,000.

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

Deposit Products

Our principal source of funds is core deposits. We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts. We solicit accounts from a wide variety of customers, including individuals and small- to medium-sized businesses. We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers. In some cases, we require business customers to maintain minimum balances. We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers. At December 31, 2010, we had total deposits of $288.7 million.

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer. We focus on making our products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment. We have twelve ATMs located within our markets.We also provide debit cards, credit cards, safekeeping and safe deposit boxes, ACH and other direct deposit services, savings bond redemptions, cashier’s checks, travelers’ checks and letters of credit. We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies. We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

We provide title insurance services to mortgage loan customers for a fee and, through third party providers, we offer other insurance services and trust services and receive a fee for referrals.We offer non-deposit investment services and products through an agreement with a broker-dealer.  We earn advisory fees and commissions from the sale of these services and products.  The objective of offering these products and services is to generate fee income and strengthen relationships with our customers.

Competition and Market Area

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Our profitability depends upon our ability to compete in the market area in which our bank offices are located.  We compete for deposits, loans and other banking services generally on the basis of convenient office locations, interest rates offered on deposit accounts and charged on loans, fees and the range of services offered. We compete with existing area financial institutions other than commercial banks and savings banks, including commercial bank loan production offices, mortgage companies, insurance companies, consumer finance companies, securities brokerage firms, credit unions, money market funds and other business entities which have recently entered traditional banking markets.

Our market area consists of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. Our most competitive market is the Bowling Green MSA.  As of June 30, 2010, there were 20 financial institutions operating a total of 57 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of 8 offices in Simpson County, four institutions operating a total of 5 offices in Hart County and seven financial institutions operating 18 offices in Barren County.

Employees

At December 31, 2010, we had 89 full-time equivalent employees. Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

Supervision and Regulation

We are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws and regulations are generally intended to protect customers and depositors and not shareholders.  The following summary briefly describes some material provisions of the regulatory framework which apply to us.  It is qualified by reference to the statutory and regulatory provisions discussed, and is not intended to be a complete list of all the activities regulated by the banking laws or of the impact of such laws and regulations on our operations. It is intended only to briefly summarize some material provisions.

Citizens First Corporation

We are a bank holding company under the Bank Holding Company Act of 1956.  As such, we are subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (the “Federal Reserve”) under the Bank Holding Company Act and the regulations promulgated thereunder. We are required to file periodic reports of our operations and any additional information the Federal Reserve may require.

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

Permissible Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in banking or managing or controlling banks, furnishing services to or performing services for our subsidiaries and any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

As a bank holding company, we may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature.” Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. We have not sought financial holding company status. If we were to elect in writing for financial holding company status, each insured depository institution we controlled would have to be well capitalized, well managed and have at least a satisfactory CRA rating.

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

On December 19, 2008, we sold to the U.S. Treasury 250 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount per share of $35,116, and a warrant to purchase 254,218 shares of our common stock, at an initial per share exercise price of $5.18, for an aggregate purchase price of $8,779,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  Pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (“ARRA”) we may, upon prior consultation with Citizen First’s and the Bank’s appropriate regulatory agency, redeem the Series A preferred stock at any time. On February 16, 2011, we repurchased 63 shares of the Series A preferred stock for a purchase price of $2.2 million.  Upon full redemption of the Series A preferred stock, we may also repurchase the associated warrant.  The Series A preferred stock is generally non-voting.

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

•                                          severance payments to the senior executive officers or the next five most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

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

Capital Requirements.  We are required to comply with the capital adequacy standards established by the Federal Reserve at the holding company level, and the FDIC at the bank level.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies.The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among depository institutions and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base.

The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2010, our ratio of total capital to total risk-weighted assets was 14.57% and our ratio of Tier 1 capital to total risk-weighted assets was 13.31%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines have a dual structure for (i) bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk, and (ii) all other bank holding companies, which are typically smaller.  We are subject to the latter, under which we are required to maintain a leverage ratio of at least 4%.   As of December 31, 2010, our leverage ratio was 10.98%.

Dividends. We are a legal entity separate and distinct from Citizens First Bank. The majority of our revenue is from dividends paid to us by Citizens First Bank.  Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders. We did not pay any dividends to our common shareholders in 2010.

We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due.

In addition to the limitations on our ability to pay dividends under Kentucky law, our ability to pay dividends on our common stock is also limited by our participation in the Capital Purchase Program.  Prior to December 18, 2011, unless we have redeemed all of the Series A preferred stock issued to the U.S. Treasury in the Capital Purchase Program, or the U.S. Treasury has transferred the Series A preferred stock to a third party, the consent of the U.S. Treasury must be received before we can declare or pay any dividend or make any distribution on our common stock above the amount of our last cash dividend of $0.05 per share.   Furthermore, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.  Additionally, the Federal Reserve Bank of St. Louis under certain circumstances may preclude us from paying dividends on our Series A preferred stock or trust preferred securities.  Recent supervisory guidance from the Federal Reserve indicates that Capital Purchase Program participants that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

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

Source of Strength.  We are expected to act as a source of financial strength for and to commit resources to support the Bank in circumstances in which might not otherwise do so.  This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide it. If the Bank were to become undercapitalized, we would be required to provide a guarantee of the Bank’s plan to return to capital adequacy.  In addition, any loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching.  With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky.  Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks.  The Dodd-Frank Act removes previous state law restrictions on de novo interstate branching in states such as Kentucky.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

FDIC Insurance.  The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC.  Due to the large number of recent bank failures, and the FDIC’s new Temporary Liquidity Guarantee Program, the FDIC adopted a revised risk-based deposit insurance assessment schedule in February 2009, which raised deposit insurance premiums.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009 which special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009.  In addition, the FDIC required financial institutions like us to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010 through and including 2012 to re-capitalize the Deposit Insurance Fund.  The FDIC may exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution.  We did not request exemption from the prepayment requirement.  During 2010, we expensed $470,000 in deposit insurance.  The rule also provides for increasing the FDIC assessment rates by three basis points effective January 1, 2011.

FDIC insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s.  For the first quarter of 2010, the Financing Corporation assessment equaled 1.14 basis points for domestic deposits.  These assessments, which may be revised based upon the level of deposits, will continue until the bonds mature in the years 2017 through 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after hearing that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OCC.  It may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management of the bank is not aware of any practice, condition or violation that might lead to termination of the bank’s deposit insurance.

Capital Adequacy and Prompt Corrective Action.  Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. As of December 31, 2010, Citizens First Bank’s ratio of total capital to total risk-weighted assets was 13.37% and its ratio of Tier 1 capital to total risk-weighted assets was 12.12%.The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2010, Citizens First Bank’s leverage ratio was 9.99%.

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

If the bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval.  Even if approved, rate restrictions apply governing the rate the bank may be permitted to pay on the brokered deposits.  In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity.  The “national rate” is defined as a simple average of rates paid by insured depository institution and branches for which data are available and is published weekly by the FDIC.  Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area.  Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized.  In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.  Thus, if payment of such a management fee or the making of such would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

Community Reinvestment. The Community Reinvestment Act (“CRA”) requires that the FDIC in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the Bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  At our last regulatory examination, the Bank received a “satisfactory” CRA rating.

Consumer Protection Laws. The Bank is subject to consumer laws and regulations that are designed to protect consumers.  Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions.  While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act, and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

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

Anti-Money Laundering; USA Patriot Act. Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function.  We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers.  We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions.  Recent laws provide law enforcement authorities with increased access to financial information maintained by banks.  Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001, renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

The USA Patriot Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering.  The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations.  The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities.  The Bank may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions.  Furthermore, the Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress.  OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Dividends.  Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt.

The payment of dividends by the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  If, in the opinion of the FDIC, the Bank was engaged in or is about to engage in an unsafe or unsound practice, the FDIC could require, after notice and hearing, that the Bank refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  The federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than three years. These circumstances have exerted significant downward pressure on prices of equity securities and virtually all other asset classes, and have resulted in substantially increased market volatility, severely constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. Dramatic slowdowns in the housing industry, due in part to falling home prices and increasing foreclosures and unemployment, have created strains on financial institutions. Many borrowers are now unable to repay their loans, and the collateral securing these loans has, in some cases, declined below the loan balance. In response to the challenges facing the financial services sector, several regulatory and governmental actions have recently been announced including:

•                                          EESA allowed the U.S. Treasury to purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. EESA also temporarily raised the basic limit of FDIC deposit insurance from $100,000 to $250,000 through December 31, 2013.

•                                          On October 7, 2008, the FDIC approved a plan to increase the rates banks pay for deposit insurance;

•                                          On October 14, 2008, the U.S. Treasury announced the creation of the Troubled Asset Relief Program (the “TARP”) Capital Purchase Program (the “CPP”) that encourages and allows financial institutions to build capital through the sale of senior preferred shares to the U.S. Treasury on terms that are non-negotiable.

•                                          On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”), which seeks to strengthen confidence and encourage liquidity in the banking system. The TLGP had two primary components available on a voluntary basis to financial institutions:

•                                          The Transaction Account Guarantee Program (“TAGP”) provided unlimited deposit insurance coverage through December 31, 2010 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) described below, the voluntary TAGP program ended in December 31, 2010, and all institutions are required to provide full deposit insurance on noninterest-bearing transaction accounts until December 31, 2012; and

•                                          The Debt Guarantee Program (“DGP”), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The guarantee would apply to new debt issued on or before October 31, 2009 and would provide protection until December 31, 2012. Issuers electing to participate would pay a 75 basis point fee for the guarantee.

•                                          On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, which earmarked $350 billion of the TARP funds authorized under EESA. Among other things, the Financial Stability Plan includes:

•                                          A capital assistance program that will invest in mandatory convertible preferred stock of certain qualifying institutions determined on a basis and through a process similar to the CPP;

•                                          A consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances;

•                                          A new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions; and

•                                          Assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

•                                          On February 17, 2009, President Obama signed into law The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These new limits are in place until the institution has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient institution’s appropriate regulatory agency.

•                                          On March 23, 2009, the U.S. Treasury, in conjunction with the FDIC and the Federal Reserve, announced the Public-Private Partnership Investment Program for Legacy Assets which consists of two separate plans, addressing two distinct asset groups:

•                                          The first plan is the Legacy Loan Program, which has a primary purpose to facilitate the sale of troubled mortgage loans by eligible institutions, including FDIC-insured federal or state banks and savings associations.

•                                          The second plan is the Securities Program, which is administered by the Treasury and involves the creation of public-private investment funds (“PPIFs”) to target investments in eligible residential mortgage-backed securities and commercial mortgage-backed securities issued before 2009 that originally were rated AAA or the equivalent by two or more nationally recognized statistical rating organizations, without regard to rating enhancements.

•                                          On November 12, 2009, the FDIC issued a final rule to require banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 and to increase assessment rates effective on January 1, 2011.

•                                          In June 2010, the Federal Reserve, the FDIC and the OCC issued a comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.”  These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements.  The findings of the supervisory initiatives will be included in reports of examination.  Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

•                                          On July 21, 2010, the U.S. President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The

Dodd-Frank Act will likely result in dramatic changes across the financial regulatory system, some of which become effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd-Frank Act will require many new rules to be made by various federal regulatory agencies over the next several years. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act until final rulemaking is complete, which could have a material adverse impact either on the financial services industry as a whole or on our business, financial condition, results of operations, and cash flows. Provisions in the legislation that affect consumer financial protection regulations, deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd-Frank Act includes provisions that, among other things, will:

•                                          Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•                                          Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•                                          Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•                                          Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•                                          Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•                                          Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•                                          Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•                                          Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

•                                          Internationally, both the Basel Committee on Banking Supervision (the “Basel Committee”) and the Financial Stability Board (established in April 2009 by the Group of Twenty (“G-20”) Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with full implementation by January 2019. The U.S. federal banking agencies support this agreement. In December 2010, the Basel Committee issued the Basel III rules text, outlining the details and time-lines of global regulatory standards on bank capital adequacy and liquidity. According to the Basel Committee, the Framework sets out higher and better-quality capital, better risk coverage, the introduction of a leverage ratio as a backstop to the risk-based requirement, measures to promote the build-up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards.

•                                          On September 27, 2010, the U.S. President signed into law the Small Business Jobs Act of 2010 (the “Act”). The Small Business Lending Fund (the “SBLF”), which was enacted as part of the Act, is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion.

•                                          In November 2010, the FDIC approved two proposals that amend the deposit insurance assessment regulations. The first proposal implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits (as it has been since 1935) to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  The second proposal changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act.

•                                          In December 2010, the FDIC voted to increase the required amount of reserves for the designated reserve ratio (“DRR”) to 2.0%. The ratio is higher than the 1.35% set by the Dodd-Frank Act in July 2010 and is an integral part of the FDIC’s comprehensive, long-range management plan for the DIF.

•                                          In February 2011, the FDIC approved the final rules that, as noted above, change the assessment base from domestic deposits to average assets minus average tangible equity, adopt a new scorecard-based assessment system for financial institutions with more than $10 billion in assets, and finalize the DRR target size at 2.0% of insured deposits.

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

Item 1A.  Risk Factors

Our business, financial condition, and results of operation could be harmed by any of the following risks, or other risks that have not been identified or which we believe are immaterial or unlikely.  Shareholders should carefully consider the risks described below in conjunction with other information in this Form 10-K and the information incorporated by reference in this Form 10-K, including our consolidated financial statements and related notes.

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

Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economic and geographic locations. As each of the above conditions continues to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

We are exposed to higher credit risk by commercial real estate, commercial and industrial and construction lending.

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2010, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—43.6%, commercial and agricultural—24.65%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial real estate and commercial and agricultural loans are more susceptible to a risk of loss during a downturn in the business cycle. Our underwriting, review and monitoring cannot eliminate all of the risks related to these loans.

The banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than two years.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience further adverse effects, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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

Our allowance for loan losses may prove to be insufficient to absorb probable incurred losses in our loan portfolio.

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

•                                changes in economic and industry conditions; and

•                                the duration of the loan.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. In addition, estimating loan loss allowances for growing portfolios is more difficult, and may be more susceptible to changes in estimates, and to losses exceeding estimates, than more seasoned portfolios. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.  Our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 71.7% of our loan portfolio as of December 31, 2010 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Recent legislation and administrative actions authorizing the U.S. government to take direct actions within the financial services industry may not stabilize the U.S. financial system.

On July 21, 2010, the President signed into law the Dodd-Frank Act, a comprehensive regulatory framework that will affect every financial institution in the U.S. The Dodd-Frank Act includes, among other measures, changes to the deposit insurance and financial regulatory systems, enhanced bank capital requirements and provisions designed to protect consumers in financial transactions. Regulatory agencies will implement new regulations in the future which will establish the parameters of the new regulatory framework and provide a clearer understanding of the legislation’s effect on banks. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity, and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•                                          a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•                                          increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•                                          the limitation on our ability to raise capital through the use of trust preferred securities as these securities may no longer be included as Tier 1 capital going forward; and

•                                          the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Numerous actions have been taken by the U.S. Congress, the Federal Reserve, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime mortgage crisis that commenced in 2007, including the Financial Stability Program adopted by the U.S. Treasury. We cannot predict the actual effects of EESA, ARRA, the Dodd-Frank Act, and various other governmental, regulatory, monetary and fiscal initiatives which have been and may be enacted on the economy, the financial markets, or on us. The terms and costs of these activities, or the failure of these actions to help stabilize the financial markets, asset prices, market liquidity and a continuation or worsening of current financial market and economic conditions, could materially and adversely affect our business, financial condition, results of operations, and the price of our common stock.

Our operations depend upon our continued ability to access Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our market, we utilize advances from the Federal Home Loan Bank of Cincinnati to help fund our asset base. Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  At December 31, 2010, we had $15.0 million in Federal Home Loan Bank advances.

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

Goodwill arises when a business is purchased for an amount greater than the net fair value of its assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of Kentucky Banking Centers, Inc. (see Note 7 “Goodwill and Intangible Assets” of the Notes to the Consolidated Financial Statements in Item 8 hereof). When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment.  We evaluate goodwill and intangibles for impairment at least annually by comparing fair value to carrying amount.  We recorded a goodwill impairment during 2008 but determined that goodwill was not further impaired during 2009 and 2010.  However, a significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets.  If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

Our earnings, liquidity, and capital may be affected by FDIC assessments.  In February 2009, the FDIC adopted an interim rule increasing insurance assessments and also proposed a special 20 basis point one-time emergency special assessment.  The proposed 20 basis point assessment was changed to 5 basis points and was based on total assets rather than deposits.  This special assessment was paid September 30, 2009.  The FDIC has the ability to require additional special assessments if determined necessary.  In November 2009, the FDIC issued a final rule requiring banks to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  These prepayments were collected on December 30, 2009 along with the regular assessment for the third quarter of 2009.  Along with this prepayment, insurance rates were increased three basis points beginning with 2011.  In February 2011, the FDIC approved two rules that amend the deposit insurance assessment regulations. The first rule implements a provision in the Dodd-Frank Act that changes the assessment base from one based on domestic deposits to one based on assets. The assessment base changes from adjusted domestic deposits to average consolidated total assets minus average tangible equity. The second rule changes the deposit insurance assessment system for large institutions in conjunction with the guidance given in the Dodd-Frank Act. Since the new base would be much larger than the current base, the FDIC will lower assessment rates, which achieves the FDIC’s goal of not significantly altering the total amount of revenue collected from the industry. Risk categories and debt ratings will be eliminated from the assessment calculation for large banks which will instead use scorecards. The scorecards will include financial measures that are predictive of long-term performance. A large financial institution will continue to be defined as an insured depository institution with at least $10 billion in assets. Both changes in the assessment system will be effective as of April 1, 2011 and will be payable at the end of September.

Although we cannot predict what the insurance assessment rates will be in the future, further deterioration in either risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

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

We receive substantially all of our revenue as dividends from the Bank.  Federal and state regulations limit the amount of dividends that the Bank may pay to us.  In the event the Bank becomes unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our preferred stock or our common stock.  Accordingly, our inability to receive dividends from the Bank could also have a material adverse effect on our business, financial condition and results of operations.

A small number of customers account for a large percentage of our total deposits.

At December 31, 2010, our ten largest deposit customers accounted for approximately $17.4 million, or 6.0%, of total deposits. If one or more of these customers move their deposits, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets.

We rely on certificates of deposit in excess of $100,000 for a significant portion of our deposit funding.

At December 31, 2010, $66.3 million, or 23.0% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures,and non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission that are now applicable to us, have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices.  We have experienced, and we expect to continue to experience, greater compliance costs, including costs related to internal controls, as a result of the Sarbanes-Oxley Act.  Although our external auditors are not required to attest on our internal controls over financial reporting, we expect these rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and costly.  In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We will face risks with respect to future expansion and acquisitions or mergers.

Although we do not have any current plans to do so, we may seek to acquire other financial institutions or parts of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•                                          the time and expense associated with identifying and evaluating potential acquisitions and merger partners;

•                                          using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•                                          diluting our existing shareholders in an acquisition;

•                                          the time and expense associated with evaluating new markets for expansion, hiring experienced local management and opening new offices, as there may be a substantial time lag between these activities before we generate sufficient assets and deposits to support the costs of the expansion;

•                                          taking a significant amount of time negotiating a transaction or working on expansion plans, resulting in management’s attention being diverted from the operation of our existing business;

•                                          the time and expense associated with integrating the operations and personnel of the combined businesses;

•                                          creating an adverse short-term effect on our results of operations; and

•                                          losing key employees and customers as a result of an acquisition that is poorly received

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

While the additional capital we raised through our participation in the Capital Purchase Program provided further funding to our business, it has increased our equity as well as our preferred dividend requirements.  Warrants issued could potentially dilute earnings for shares of common stock currently outstanding.  The dividends declared and the accretion of discount on the Series A preferred stock reduces the net income available to holders of our common stock and our earnings per share.  The Series A preferred stock also receives preferential treatment in the event of our liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department is exercised.  The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2010.  Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Item 1B.  Unresolved Staff Comments None.

Item 2.  Properties

We currently operate from a nine office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned

Corporate Office	1065 Ashley Street	Owned
Bowling Green, Kentucky

Main Office	1805 Campbell Lane	Leased(1)
Bowling Green, Kentucky

Branch	987 Lehman Avenue	Owned
Bowling Green, Kentucky

Branch	1200 S. Main Street	Owned
Franklin, Kentucky

Branch	2451 Fitzgerald-Industrial Drive	Owned
Bowling Green, Kentucky

Branch	204 East Main Street	Owned
Horse Cave, Kentucky

Branch	760 West Cherry	Owned
Glasgow, Kentucky

Branch	607 S L Rogers Well Blvd	Leased
Glasgow, KY

Branch	656 North Main Street	Leased
Munfordville, Kentucky

(1)     We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.

We also own properties located at 2900 Louisville Road and on Gator Drive in Bowling Green which may be used for future branch expansion.  We also own property at 705 N. Main Street in Franklin where an ATM is located.

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

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.”  Trading volume in the Company’s common stock is light. As of March 24, 2011, there were approximately 850 beneficial owners of the Company’s common stock, including 143 shareholders and to the best knowledge of the Company,  approximately 666 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low sales price for the periods:

2010	High	Low

Fourth Quarter	$7.70	$6.36

Third Quarter	7.50	6.63

Second Quarter	7.64	6.26

First Quarter	7.10	4.95

2009	High	Low

Fourth Quarter	$8.72	$3.75

Third Quarter	5.50	4.00

Second Quarter	5.85	3.51

First Quarter	4.44	3.71

No cash dividends were paid on common stock during 2010 and 2009. We paid a cash dividend of $0.05 per share on our common stock in June and December of 2008. Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  Quarterly dividends are payable on our Series A preferred stock, prior and in preference to the payment of dividends on our common stock , and pari passu with the payment of dividends on our cumulative perpetual preferred stock, at an annual fixed rate of 5.0% through December 18, 2013 and at the rate of 9% thereafter.

The Company’s 401(K) plan offers employees the opportunity to invest contributions in a fund consisting primarily of the Company’s common stock.  As of December 31, 2010, the common stock fund held 22,315 shares of Company common stock.

The following table sets forth certain information as of December 31, 2010, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in Column a) (c)

Equity compensation plans approved by security holders	90,664	$15.22	84,082
Equity compensation plans not approved by security holders	0	0.00	0
Total	90,664	$15.22	84,082

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

Overview of 2010

For the year ended December 31, 2010, we reported net income of $2.5 million compared to a net loss of $(1.6) million for the year ended December 31, 2009. Basic and diluted income per common share were $0.77 and $0.75, respectively, for the year ended December 31, 2010, compared to basic and diluted loss per common share of $(1.34) and $(1.34), respectively, for 2009.

Significant developments for the year ended December 31, 2010 were:

•                  Net income increased $4.1 million, or $2.09 per share, from a net loss of ($1.6) million in the previous year to $2.5 million in 2010.

•                  Total assets increased $5.5 million, or 1.6%, to $349.7 million since the 2009 year-end, led by an increase in loans of $4.4 million.

•                  Net interest margin increased to 4.08% for 2010 compared to 3.63% for 2009 as the rates we paid on deposits and other borrowings declined while the yield on earning assets remained steady.

•                  Provision expense for the twelve month period ended December 31, 2010 was $1.6 million, a decrease of $3.1 million from the provision expense of $4.7 million for the previous year. Net loan charge-offs were $562 thousand, or 0.21% of average loans for 2010, compared with $4.6 million, or 1.72% of average loans for 2009.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the financial services industry.  The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements.  These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.  Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, the evaluation of our goodwill and other intangible assets, and our valuation of deferred tax assets to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses incurred in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows or underlying collateral values on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Asset Quality and the Allowance for Loan Losses” below.

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $2.6 million and other identifiable intangibles of $1.0 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2010.

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

For the year ended December 31, 2010, net interest income was $12.5 million, an increase of $1.5 million, or 13.6%, over net interest income of $11.0 million in 2009. The net interest margin in 2010 was 4.08%, compared to 3.63% in 2009. This increase of 45 basis points in the net interest margin resulted primarily from a reduction in interest expense, while interest income remained steady.  The prime rate remained stable throughout 2010 and 2009 at 3.25%. Interest rates were more volatile in 2008, with reductions in the federal funds target rate and seven prime rate cuts that totaled 400 basis points.

Net Interest Analysis Summary

	2010	2009

Average yield on interest earning assets	5.68%	5.68%
Average rate on interest bearing liabilities	1.87%	2.37%
Net interest spread	3.81%	3.31%
Net interest margin	4.08%	3.63%

Our average interest-earning assets were $316.1 million for 2010, compared with $313.9 million for 2009, a 0.70% increase primarily attributable to an increase in outstanding loans. Average loans were $266.7 million for 2010, compared with $265.4 million for 2009, a 0.49% increase. Our total interest income increased 1.1% to $17.6 million for 2010, compared with $17.4 million for 2009. The change was due primarily to increased volumes of loans and increased loan yields.

Our average interest-bearing liabilities increased by 0.30% to $271.5 million for 2010, compared with $270.7 million for 2009. Our total interest expense decreased 20.31% to $5.1 million for 2010, compared with $6.4 million during 2009.  The change was due primarily to a decrease in the rates of time deposits. Our average volume of time deposits increased 8.57% to $183.5 million for 2010, compared with $169.0 million for 2009. The average interest rate paid on time deposits decreased to 2.37% for 2010, compared with 3.07% for 2009.  The cost of funds in total decreased from 2.37% in 2009 to 1.87% in 2010. The decrease in cost of funds was the result of the continued

repricing of certificates of deposit at maturity at lower interest rates, and decreased rates on FHLB advances.

The following table sets forth for the years ended December 31, 2010 and 2009 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis(Dollars in thousands)

Year Ended December 31,

	2010			2009
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Interest-earning assets:
Federal funds sold and other	$7,250	$22	0.30%	$5,182	$9	0.17%
Available-for-sale securities: (1)
Taxable	21,380	605	2.83%	22,097	748	3.39%
Nontaxable(1)	18,701	1,107	5.92%	19,222	1,136	5.91%
FHLB stock	2,025	89	4.37%	2,025	94	4.64%
Loans receivable (2)	266,708	16,138	6.05%	265,355	15,831	5.97%
Total interest-earning assets	316,064	17,961	5.68%	313,881	17,818	5.68%
Non-interest earning assets	32,245			33,181
Total assets	$348,309			$347,062

Interest-bearing liabilities:
Interest-bearing transaction accounts	$47,708	202.42%		$48,301	238.49%
Savings accounts	25,470	169.66%		22,073	158.72%
Time deposits	183,524	4,343	2.37%	168,961	5,191	3.07%
Total interest-bearing deposits	256,702	4,714	1.84%	239,335	5,587	2.33%
Federal funds purchased	10	0	0.00%	13	0	0.00%
Securities sold under repurchase agreements	870	8	0.92%	3,665	99	2.70%
FHLB borrowings	8,945	250	2.79%	22,644	599	2.65%
Subordinated debentures	5,000	101	2.02%	5,000	128	2.56%
Total interest-bearing liabilities	271,527	5,073	1.87%	270,657	6,413	2.37%
Non-interest bearing liabilities:
Non-interest bearing deposits	36,805			35,324
Other liabilities	1,876			1,893
Total liabilities	310,208			307,874
Shareholders’ equity	38,101			39,188
Total liabilities and shareholders’ equity	$348,309			$347,062

Net interest income		$12,888			$11,405
Net interest spread (1)			3.81%			3.31%
Net interest margin (1) (3)			4.08%			3.63%
Return on average assets ratio			.73%			(.46)%
Return on average equity ratio			6.66%			(4.05)%
Equity to assets ratio			10.95%			11.29%

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

	(Dollars in Thousands)
	Twelve Months Ended December 31,
	2010 Vs. 2009
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$9	$4	$13
Available-for-sale-securities:
Taxable	(119)	(24)	(143)
Nontaxable (1)	2	(31)	(29)
FHLB stock	(5)	—	(5)
Loans, net	225	82	307
Total net change in income on interest-earning assets	112	31	143

Interest-bearing liabilities:
Interest-bearing transaction accounts	(33)	(3)	(36)
Savings accounts	(13)	24	11
Time deposits	(1,295)	447	(848)
Securities sold under repurchase agreements	(16)	(75)	(91)
Federal funds purchased	—	—	—
FHLB borrowings	13	(362)	(349)
Notes payable	—	—	—
Subordinated debentures	(27)	—	(27)
Total net change in expense on interest-bearing liabilities	(1,371)	31	(1,340)

Net change in net interest income	$1,483	$—	$(1,483)
Percentage change	(100.0)%	0%	(100.0)%

(1)     Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2010 was $1.6 million, or 0.59% of average loans, compared to a provision of $4.7 million, or 1.79% of average loans during 2009. We had net charge-offs totaling $562,000 during 2010, compared to $4.6 million during 2009. The decrease in the provision for loan losses during 2010 was due to the decrease in charge-offs.

Non-interest Income

Non-interest income totaled $2.9 million in 2010, compared to $3.0 million in 2009, a decrease of $128,000, or 4.3%.  The Company had no gains on the sale of available-for-sale securities for 2010 compared to $361,000 of gains recognized in 2009.  Service charges on deposit accounts increased $191,000 during 2010, while private banking fees increased by $71,000 during 2010. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2010	2009	(Decrease)

Service charges on deposit accounts	$1,542	$1,351	$191
Other service charges and fees	384	372	12
Gain on the sale of mortgage loans held for sale	314	317	(3)
BOLI income	291	302	(11)
Title premium fees	35	48	(13)
Private banking income	131	60	71
Gain on the sale of available-for-sale securities	—	361	(361)
Lease income	163	157	6
Other	14	34	(20)
	$2,874	$3,002	$(128)

Non-interest Expense

Non-interest expense decreased 14.7%, or $1.8 million, from $12.3 million in 2009 to $10.5 million in 2010. Salaries and employee benefits decreased $741,000 in 2010 as compared to 2009, due to a reduction in the number of full time equivalent employees. Net occupancy expense decreased $210,000 and equipment expense decreased $121,000, both as a result of the closing of two branches in January, 2010.  Advertising and public relations expense decreased $230,000 in 2010 due to several cost-cutting measures.  Professional and legal expenses decreased $343,000 in 2010 as compared to 2009. During the fourth quarter of 2009, our non-interest expenses included $351,000 of expenses related to an unsuccessful hostile tender offer for the Company’s shares.  FDIC insurance expense decreased $135,000 in 2010 due to the elimination of a special assessment paid in the third quarter of 2009, as well as changes in the FDIC insurance premium assessment calculations.

The increases and decreases in expense in 2010 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2010	2009	(Decrease)

Salaries and employee benefits	$4,636	$5,377	$(741)
Net occupancy expense	1,289	1,499	(210)
Equipment expense	641	762	(121)
Advertising and public relations	281	511	(230)
Professional and legal	542	885	(343)
Data processing services	737	669	68
FDIC insurance	470	605	(135)
Franchise shares and deposit tax	458	448	10
Postage and office supplies	167	210	(43)
Telephone and other communications	179	199	(20)
Other real estate owned expenses	236	173	63
Core deposit amortization	264	276	(12)
Other	632	733	(101)

Total	$10,532	$12,347	$(1,815)

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2010 and 2009.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2010 and 2009.  The effective tax rate for 2010 was 22.5%, compared to (47.4%) for 2009.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at year end 2010 totaled $349.7 million, compared with $344.2 million at December 31, 2009, an increase of $5.5 million, or 1.6%.  Average interest earning assets increased $2.2 million in 2010, from $313.9 million in 2009  to $316.1 million in 2010.

Loans

Total loans averaged $266.7 million in 2010, compared to $265.4 million in 2009.  At year-end 2010, loans totaled $268.3 million, compared to $263.9 million at year-end 2009, an increase of $4.4 million, or 1.7%.  We experienced small declines in the commercial and consumer segments of our loan portfolio, while enjoying increases in the commercial real estate and residential real estate segments.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2010		December 31, 2009
		% of Total Loans		% of Total Loans

Commercial and agricultural	$66,124	24.65%	$74,944	28.40%
Commercial real estate	116,991	43.60%	104,768	39.70%
Residential real estate	75,514	28.14%	73,166	27.72%
Consumer	9,674	3.61%	11,044	4.18%
	$268,303	100.00%	$263,922	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2010 and 2009 is shown in the following table:

	2010	2009

Agriculture, forestry, and fishing	13.16%	13.93%
Mining	0.07%	0.07%
Construction	3.37%	5.25%
Manufacturing	4.75%	4.81%
Transportation, communication, electric, gas, and sanitary services	4.35%	3.70%
Wholesale trade	1.23%	1.02%
Retail trade	11.96%	10.28%
Finance, insurance, and real estate	13.21%	11.82%
Services	15.45%	16.44%
Public administration	0.76%	0.78%
Total commercial and commercial real estate	68.31%	68.10%
Residential real estate loans	28.12%	27.72%
Other consumer loans	3.57%	4.18%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2010, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $2.5 million to $5.1 million.  The aggregate amount of these credit relationships was $62.0 million, with total commitments of $66.7 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.2 million at December 31, 2010.

As of December 31, 2010, we had $14.9 million of participations in loans purchased from, and $20.1 million of participations in loans sold to, other banks.  As of December 31, 2009, we had $10.2 million of participations in loans purchased from, and $30.8 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2010.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2010	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$28,253	$29,660	$8,212	$66,125
Commercial real estate	29,758	47,942	39,291	116,991
Residential real estate	6,019	22,158	47,337	75,514
Consumer	2,393	6,750	530	9,673
Total	$66,423	$106,510	$95,370	$268,303

The table below presents loans outstanding as of December 31, 2010 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2010	(Dollars in Thousands)

Fixed Rate	$100,219
Variable Rate	101,661

Total maturities greater than one year	$201,880

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 47.4% of our earning assets as of December 31, 2010, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity.  The prime rate remained stable at 3.25% during 2010 and 2009.  The yield on our earning assets remained steady during 2010, while the cost of our interest bearing liabilities declined, which caused an increase in the net interest margin.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize.  In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Credit Quality and the Allowance for Loan Losses

We consider credit quality to be of primary importance.  During the fourth quarter of 2009, the Bank contracted with a third party CPA firm to outsource the Bank’s loan review function, beginning in the first quarter of 2010.  The firm specializes in providing bank consulting and accounting services to financial institutions, focusing on the loan review function.  The scope of the engagement calls for annual review of large loan relationships (in excess of $1 million), problem credits, unsecured loans, insider relationships, a random sample of smaller commercial credits, and a review of consumer credit underwriting, with annual coverage of at least 60% of the average dollar value of the outstanding commercial loan portfolio.  The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank’s loan portfolio.  Management addresses any findings raised during the loan review and takes appropriate actions as warranted.

Loans that exhibit probable or observed credit weaknesses are subject to individual review.  Where appropriate, allocations for individual loans are included in the allowance calculation based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in ASC Topic 310 “Receivables”.  We evaluate the collectability of both principal and interest when assessing the need for a loss accrual. Historical loss rates are applied to other loans not subject to individual allocations. These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and loan review.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2010, the allowance was $5.0 million, compared to $4.0 million at the end of 2009.  The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2010 was 1.86%, compared to 1.51% at December 31, 2009.  The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2010 and 2009.

	(Dollars in Thousands)
	December 31,
	2010	2009

Balance at beginning of year	$3,988	$3,816
Provision for loan losses	1,575	4,747
Amounts charged off:
Commercial	149	3,468
Commercial real estate	265	556
Residential real estate	357	273
Consumer	68	360
Total loans charged off	839	4,657
Recoveries of amounts previously charged off:
Commercial	233	59
Commercial real estate	6	—
Residential real estate	25	19
Consumer	13	4
Total recoveries	277	82
Net charge-offs	562	4,575
Balance at end of year	$5,001	$3,988

Total loans, net of unearned income:
Average	$266,708	$265,355
At December 31	$268,303	$263,922
As a percentage of average loans:
Net charge-offs	0.21%	1.72%
Provision for loan losses	0.59%	1.78%

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

In 2010, our net charge-offs decreased significantly to $562,000 from $4.6 million in 2009.  One large commercial customer related to the automotive industry ceased business operations during the year of 2009 which contributed to the higher level of net charge-offs in 2009.  We charged-off $3.2 million to this one customer relationship as business assets were being liquidated.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	(Dollars in Thousands)
	December 31, 2010		December 31, 2009
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$605	28.14%	$805	27.72%
Consumer and other loans	200	3.61%	148	4.18%
Commercial and agricultural	3,211	24.65%	2,085	28.40%
Commercial real estate	902	43.60%	892	39.70%
Unallocated	83	0.00%	58	0.00%

Total allowance for loan losses	$5,001	100.00%	$3,988	100.00%

We believe that the allowance for loan losses at December 31, 2010, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2010	December 31, 2009

Non-performing loans	$1,264	$1,230
Non-performing assets	2,632	2,384
Allowance for loan losses	5,001	3,988
Non-performing assets to total assets	0.75%	0.69%
Net charge-offs to average total loans	0.21%	1.72%
Allowance for loan losses to non-performing loans	395.96%	324.23%
Allowance for loan losses to total loans	1.86%	1.51%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loan total at year-end 2010 consisted of 22 non-accrual loans totaling $1.3 million, and six loans over 90 days past due totaling $2,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also includes other real estate owned of three commercial properties totaling $928,000 and three residential properties and one building lot totaling $440,000.

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

Troubled debt restructurings (TDRs) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. However, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time.TDRs can be classified as either accrual or nonaccrual loans. Non-accrual TDRs are included in non-accrual loans whereas accruing TDRs are excluded because the borrower remains contractually current.

We reported total troubled debt restructurings of $1.9 million and $0 as of December 31, 2010 and 2009, respectively and all loans were current and accruing.  We have no commitments to lend additional amounts as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

Generally, we do not include loans that are current as to principal and interest in our non-performing assets categories.   However, we will still classify a current loan as a potential problem loan if we develop doubts about the borrower’s future performance under the terms of the loan contract.   We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  We analyze loans individually by classifying the loans as to credit risk.  This analysis includes all loans with an outstanding balance greater than $25 thousand and is reviewed on a monthly basis. We use the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$56,124	$597	$9,265	$138	$66,124
Commercial real estate:
Construction	15,232	—	191	—	15,423
Other	86,565	9,039	5,964	—	101,568
Residential real estate	75,104	—	294	116	75,514
Consumer	9,654	—	20	—	9,764
Total	$242,679	$9,636	$15,734	$254	$268,303

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale.  The investment portfolio decreased by $1.6 million, or 3.9%, to $39.5 million at December 31, 2010, compared with $41.1 million at December 31, 2009. We focused new investments in 2010 primarily in agency mortgaged-backed securities as the callable agencies purchased in 2009 and early 2010 were called.

The table below presents the carrying value of securities by major category:

	(Dollars in Thousands)
	December 31, 2010	December 31, 2009
U.S. Treasury and U.S. Government agencies	$6,516	$19,102
Agency mortgage backed securities-residential	13,704	2,061
Municipal securities	18,411	19,196
Other securities	900	700

Total available-for-sale securities	$39,531	$41,059

The table below presents the maturities and yield characteristics of securities as of December 31, 2010.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
December 31, 2010	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$2,499	$4,011	$—	$6,510	$6,516
Agency mortgage-backed securities: (1)	158	7,656	6,093	—	13,907	13,704
Municipal securities	175	2,538	8,162	7,363	18,238	18,411
Other Securities	—	—	—	1,863	1,863	900
Total available-for-sale securities	$333	$12,693	$18,266	$9,226	$40,518	$39,531

Percent of total	0.8%	31.3%	45.1%	22.8%	100.0%
Weighted average yield(2)	5.80%	3.05%	3.78%	6.09%	4.11%

(1)   Agency mortgage-backed securities (residential) are grouped into average lives based on December 2010 prepayment projections.

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

Deferred Tax Assets

We have a net deferred tax asset of $3.7 million at December 31, 2010.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2010, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $293.5 million during 2010, an increase of $18.8 million, or 6.8%, compared to $274.7 million in 2009.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates. Deposits at December 31, 2010 totaled $288.7 million, an increase of $200 thousand, or 0.01%, from $288.5 million at December 31, 2009.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits which matured during 2010.  At December 31, 2010 and 2009, brokered deposits totaled $19.2 million and $28.1 million, respectively. At December 31, 2010 and 2009, these brokered deposits constituted approximately 6.6% and 9.7% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $66.3 million at December 31, 2010, compared to $78.7 million at December 31, 2009.  Interest expense on time deposits of $100,000 or more was $2.0 million in 2010, compared to $2.5 million in 2009.  A summary of average balances and rates paid on deposits for the years ended December 31, 2010 and 2009 follows.

	(Dollars in Thousands)
	2010		2009
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$36,805	0.00%	$35,324	0.00%
Interest bearing demand	47,708	0.42%	48,301	0.49%
Savings	25,470	0.66%	22,073	0.72%
Time	183,524	2.37%	168,961	3.07%
	$293,507	1.61%	$274,659	2.03%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2010:

(Dollars in Thousands)
December 31, 2010
Three months or less	$4,511
Over three through six months	17,550
Over six through twelve months	21,387
Over one year through three years	19,682
Over three years through five years	3,171
Over five years	—
Total	$66,301

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2010:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
			$15,000

At December 31, 2010, we had available collateral to borrow an additional $11.4 million from the FHLB.

At December 31, 2010, we had established Federal Funds lines of credit totaling $21.3 million with four correspondent banks.  No amounts were drawn as of December 31, 2010 or 2009.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of December 31, 2010 and 2009 was 1.94%.

Information regarding our borrowings as of December 31, 2010 and 2009 is presented below:

	(Dollars in Thousands)
	2010	2009
Federal funds purchased and repurchase agreements:
Balance at year end	$712	$800
Weighted average rate at year end	0.89%	0.96%
Average balance during the year	$880	$3,678
Weighted average rate during the year	0.92%	2.70%
Maximum month-end balance	$1,269	$6,878

FHLB advances and other borrowings:
Balance at year end	$15,000	$11,500
Weighted average rate at year end	2.06%	2.78%
Average balance during the year	$8,945	$22,644
Weighted average rate during the year	2.79%	2.65%
Maximum month-end balance	$15,000	$27,500

Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	1.94%	1.94%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	2.02%	2.56%
Maximum month-end balance	$5,000	$5,000

Total borrowings:
Balance at year end	$20,712	$17,300
Weighted average rate at year end	1.90%	2.45%
Average balance during the year	$14,825	$31,322
Weighted average rate during the year	2.42%	2.64%
Maximum month-end balance	$21,269	$39,378

Capital

Stockholders’ equity was $38.3 million on December 31, 2010, an increase of $1.4 million, or 3.9%, from $36.9 million on December 31, 2009.  Retained earnings increased due to our increase in net income less the payment of preferred dividends.  No common dividends were paid during 2010.  In February, 2011 we repurchased 25% of the Series A preferred stock issued under the Capital Purchase Program, which reduced stockholder’s equity by $2.2 million.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2010 and 2009.

Our capital ratios as of December 31, 2010, and 2009 (calculated in accordance with regulatory guidelines) were as follows:

	December31, 2010	December 31, 2009
Tier 1 leverage ratio	10.98%	10.52%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	13.31%	12.54%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.57%	13.79%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2010, and 2009 (calculated in accordance with regulatory guidelines) were as follows:

	December31, 2010	December 31, 2009
Tier 1 leverage ratio	9.99%	9.38%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.12%	11.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.37%	12.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2010 and 2009, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2010:

	(Dollars in Thousands)
	One Year or Less	More Than OneYear but Less Than Three years	More Than ThreeYears but Less Than FiveYears	Five Years or More	Total
As of December 31, 2010
Time deposits	$112,903	$59,541	$7,418	$16	$179,878
FHLB advances	—	9,000	6,000	—	15,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	334	668	642	2,334	3,978
Total	$113,237	$69,209	$14,060	$7,350	$203,856

FHLB advances include arrangements under various FHLB credit programs.  Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 10 of our 2010 audited consolidated financial statements.  Lease commitments include the leases in place for certain branch sites.

Liquidity

Our objective for liquidity management is to ensure that we have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the Bank has several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the Bank’s core deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB borrowings, federal funds purchased and securities sold under agreements to repurchase.  While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

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

At December 31, 2010, unfunded commitments to extend credit totaled $29.7 million, of which $3.4 million were at fixed rates and $26.3 million were at variable rates.  At December 31, 2009, unfunded commitments to extend credit totaled $31.9 million, of which $4.9 million were at fixed rates and $27.0 million were at variable rates.  We evaluate each client’s credit worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit outstanding totaling $1.2 million and $1.7 million at December 31, 2010 and 2009, respectively.  The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.  Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2010:

Projected	Net Interest Income
Interest Rate Change	Estimated Value	$ Change From Base	% Change From Base
+400	$15,658,403	$2,314,317	17.34%
+300	14,840,171	1,496,085	11.21%
+200	14,015,917	671,831	5.03%
Base	13,344,086	0	0.00%
-200	13,430,579	86,493	0.65%
-300	13,214,444	(129,642)	(0.97)%

As of December 31, 2010, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next three years.  During the asset-sensitive timeframe, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the timeframe, particularly as rates move from -200 to -300.

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

Item 8.  Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•                  Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•                  Consolidated Balance Sheets - December 31, 2010 and 2009

•                  Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

•                  Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2010 and 2009

•                  Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

•                  Notes to Consolidated Financial Statements

Crowe Horwath LLP

Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky

March 31, 2011

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2010	2009
Assets

Cash and due from financial institutions	$4,435	$6,619
Federal funds sold	10,376	3,137

Cash and cash equivalents	14,811	9,756
Available-for-sale securities	39,531	41,059
Loans held for sale	151	295
Loans, net of allowance for loan losses of $5,001 and $3,988 at December 31, 2010 and 2009, respectively	263,302	259,934
Premises and equipment, net	10,352	10,846
Bank owned life insurance (BOLI)	7,051	6,760
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,940	2,111
Deferred income taxes	3,677	3,888
Goodwill	2,575	2,575
Core deposit intangible	1,029	1,293
Other real estate owned l estate owned	1,368	1,154
Other assets	1,919	2,535

Total Assets	$349,731	$344,231

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Noninterest bearing	$36,250	$36,586
Savings, NOW and money market	72,612	75,244
Time	179,878	176,690

Total deposits	288,740	288,520
Securities sold under repurchase agreements	712	800
FHLB advances	15,000	11,500
Subordinated debentures	5,000	5,000
Accrued interest payable	350	440
Other liabilities	1,620	1,113

Total Liabilities	$311,422	$307,373

Commitments and contingent liabilities (Note 17)

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2010 and 2009, respectively	7,659	7,659
5.0% Series A preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $8,779; issued and outstanding 250 shares at December 31, 2010 and 2009, respectively	8,586	8,523
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2010, and 2009, respectively	27,072	27,072
Retained (deficit)	(4,357)	(5,873)
Accumulated other comprehensive loss	(651)	(523)

Total stockholders’ equity	$38,309	$36,858

Total liabilities and stockholders’ equity	$349,731	$344,231

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Operations

Years ended December 31

	(In Thousands, Except for Per Share Data)
	2010	2009
Interest and Dividend Income
Loans	$16,138	$15,831
Taxable securities	605	748
Non-taxable securities	730	750
Federal funds sold and other	111	103
Total interest and dividend income	17,584	17,432

Interest Expense
Deposits	4,714	5,587
FHLB advances	250	599
Subordinated debentures	101	128
Short-term borrowings	8	99
Total interest expense	5,073	6,413

Net Interest Income	12,511	11,019

Provision for Loan Losses	1,575	4,747

Net Interest Income After Provision for Loan Losses	10,936	6,272

Noninterest Income
Service charges on deposit accounts	1,542	1,351
Other service charges and fees	384	372
Gain on sale of mortgage loans	314	317
Lease income	163	157
BOLI income	291	302
Net realized gains on sale of available-for-sale securities	0	361
Other	180	142
Total noninterest income	2,874	3,002
Noninterest Expense
Salaries and employee benefits	4,636	5,377
Net occupancy expense	1,289	1,499
Equipment expense	641	762
Advertising and public relations	281	511
Professional fees	542	885
Data processing services	737	669
Franchise shares and deposit tax	458	448
Core deposit intangible amortization	264	276
Postage and office supplies	167	210
Telephone and other communication	179	199
Other real estate owned expenses	236	173
FDIC Insurance	470	605
Other	632	733
Total noninterest expense	10,532	12,347
Income (Loss) Before Income Taxes	3,278	(3,073)

Income Taxes Expense (Benefit)	739	(1,449)
Net Income (Loss)	$2,539	$(1,624)

Dividends and accretion on preferred stock	1,024	1,021

Net income (loss) available/attributable to common stockholders	$1,515	$(2,645)
Basic Income (Loss) per Common Share	$0.77	$(1.34)

Diluted Income (Loss) per Common Share	$0.75	$(1.34)

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31

	(Dollar Amounts in Thousands, Except Share Data)
	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive		Total Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Total	Income (Loss)

Balance, January 1, 2009	500	$16,118	1,968,777	$27,058	$(3,228)	$(663)	$39,285

Net loss					(1,624)		(1,624)	(1,624)
Accretion on Series A preferred stock		64			(64)
Change in unrealized gain (loss) on available for sale securities, net						140	140	140
Dividend declared and paid on preferred stock					(957)		(957)
Stock based compensation				14			14

Total comprehensive loss								$(1,484)

Balance, December 31, 2009	500	$16,182	1,968,777	$27,072	$(5,873)	$(523)	$36,858

Net income					2,539		2,539	2,539
Accretion on Series A preferred stock		63			(63)		—
Change in unrealized gain (loss) on available for sale securities, net						(128)	(128)	(128)
Dividends declared and paid on preferred stock					(960)		(960)

Total comprehensive income								$2,411

Balance, December 31, 2010	500	$16,245	1,968,777	$27,072	$(4,357)	$(651)	$38,309

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2010	2009

Net income (loss)	$2,539	$(1,624)
Items not requiring (providing) cash:
Depreciation and amortization	773	1,034
Provision for loan losses	1,575	4,747
Amortization of premiums and discounts on securities	84	93
Amortization of core deposit intangible	264	276
Deferred income taxes	277	(917)
Bank-owned life insurance	(291)	(302)
Stock based compensation	—	14
Net realized gains on sale of securities	—	(361)
Proceeds from sale of mortgage loans held for sale	17,363	24,830
Origination of mortgage loans held for sale	(16,905)	(24,255)
Gains on sales of loans	(314)	(317)
Losses on sale of other real estate owned	178	132
Loss/(Gain) on sale premises and equipment	5	(19)
Changes in:
Interest receivable	171	247
Other assets	637	(1,605)
Interest payable and other liabilities	417	(586)
Net cash provided by operating activities	6,773	1,387
Investing Activities
Loan originations and payments, net	(5,506)	2,255
Purchase of premises and equipment	(316)	(654)
Proceeds from maturities of available-for-sale securities	30,913	20,844
Proceeds from sales of other real estate owned	170	890
Proceeds from sales of available-for-sale securities	—	12,278
Purchase of securities available- for- sale	(29,663)	(33,773)
Proceeds from sales of premises and equipment	12	108
Net cash provided by/(used in) investing activities	(4,390)	1,948
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(2,968)	15,035
Net change in time deposits	3,188	470
Proceeds from FHLB advances	16,800	21,500
Repayment of FHLB advances	(13,300)	(37,500)
Net change in fed funds purchased and repurchase agreements	(88)	(7,458)
Dividends paid on preferred stock	(960)	(957)
Net cash provided by/(used in) financing activities	2,672	(8,910)
Increase(decrease) in Cash and Cash Equivalents	5,055	(5,575)
Cash and Cash Equivalents, Beginning of Year	9,756	15,331
Cash and Cash Equivalents, End of Year	$14,811	$9,756

Supplemental Cash Flows Information
Interest paid	$5,163	$6,656
Income taxes paid	(182)	—
Loans transferred to other real estate owned	562	1,017

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:                       Nature of Operations and Summary of Significant Accounting Policies (Continued)

considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value.  Loans are sold servicing released.

Loans - Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term on the level-yield method.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses — The allowance for loan losses is a valuation allowance for probable incurred credit losses.  The allowance for loan losses is established as

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:                       Nature of Operations and Summary of Significant Accounting Policies (Continued)

losses are estimated to have occurred through a provision for loan losses charged to income.  For all loan portfolio segments, loan losses are evaluated on a case by case basis and charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, information about specific borrower situations and estimated collateral values, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for all loan classes by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative current factors.  The historical loss experienced is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:                       Nature of Operations and Summary of Significant Accounting Policies (Continued)

segment.  These factors can include the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  At December 31, 2010, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies for all loan segments.  For residential real estate, commercial real estate, and construction and land development loan segments, management also increased the general component to reflect the decrease in real estate values.

The Company defines its portfolio segments by Call Report Code, which include the following:  Commercial loans, consisting of loans to depository institutions, loans to finance agricultural production, and other non-real estate commercial and industrial loans; Commercial Real Estate, consisting of loans for construction and land development, farmland, multi-family residential properties, and other non-farm, non-residential real estate loans; Residential Real Estate, consisting of first liens on residential 1-4 family properties and junior liens (revolving and non-revolving) on residential 1-4 family properties; and Consumer, including revolving and non-revolving consumer purpose loans.

Commercial real estate and commercial and agricultural loans usually involve higher credit risks than that of single-family residential loans.  As of December 31, 2010, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate-43.6%, commercial and agricultural-24.65%.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.

Commercial loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business.  These

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:                       Nature of Operations and Summary of Significant Accounting Policies (Continued)

loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate.  We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees.  In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower.  These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder’s ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Approximately 71.7% of our loan portfolio as of December 31, 2010 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.

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

Federal Home Loan Bank (FHLB) Stock — The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Goodwill and Other Intangible Assets — Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:                       Nature of Operations and Summary of Significant Accounting Policies (Continued)

than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected October 31 as the date to perform the annual impairment test.  The Company’s assessment did not identify impairment of goodwill as of December 31, 2010 and 2009.  The balance of goodwill was $2.6 million as of December 31, 2010 and December 31, 2009, respectively.

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

Income Taxes — Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns with its subsidiary.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:                       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Adoption of New Accounting Standards —

ASU No. 2009-16 — Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. This Standard will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures, primarily relating to an entity’s continuing involvement with financial assets which have been transferred.  This Standard is effective for fiscal years beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.The adoption of this ASU did not have a material effect on the results of operations or financial position.

ASU No. 2009-17 — Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Statement requires a qualitative approach focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact   the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  This Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise   is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated.  This Standard also requires additional disclosures about an enterprise’s involvement in variable interest entities.  This Standard is effective for fiscal years beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity.The adoption of this ASU did not have a material effect on the results of operations or financial position.

Reclassifications - Certain reclassifications have been made to the 2009 financial statements to conform to the 2010 financial statement presentation.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                       Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio at December 31, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U. S. government agencies	$6,510	$22	$(16)	$6,516
State and municipal	18,238	387	(214)	18,411
Agency mortgage-backed securities: residential	13,907	91	(294)	13,704
Trust preferred security	1,863	—	(963)	900

Total investment securities	$40,518	$500	$(1,487)	$39,531
December 31, 2009
U. S. government agencies	$19,178	$14	$(90)	$19,102
State and municipal	18,809	441	(54)	19,196
Agency mortgage-backed securities: residential	2,004	57	—	2,061
Trust preferred security	1,861	—	(1,161)	700
Total investment securities	$41,852	$512	$(1,305)	$41,059

The proceeds from sales of securities and the associated gains are listed below:

	(Dollars in Thousands)
	2010	2009
Sales of available for sale securities
Proceeds	$—	$12,278
Gross gains	—	361
Gross losses	—	—

The tax provision related to these realized gains were $0 and $123,000, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                       Available-For-Sale Securities (Continued)

The amortized cost and fair value of investment securities at December 31, 2010 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2010 (Dollars in Thousands) Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$175	$175
Due from one to five years	5,037	5,153
Due from five to ten years	12,173	12,421
Due after ten years	9,226	8,078
Agency mortgage-backed: residential	13,907	13,704

Total	$40,518	$39,531

Securities pledged at year end 2010 and 2009 had a carrying amount of $32.1 million and $36.0 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At year end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010:
U.S. government agencies	$1,982	$(16)	$—	$—	$1,982	$(16)
Agency mortgage backed securities - residential	10,238	(294)	—	—	10,238	(294)
State and municipal	6,432	(214)	—	—	6,432	(214)
Trust preferred security	—	—	900	(963)	900	(963)

Total temporarily impaired	$18,652	$(524)	$900	$(963)	$19,552	$(1,487)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                       Available-For-Sale Securities (Continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:
State and municipal	$9,619	$(90)	$—	$—	$9,619	$(90)
Agency mortgage-backed securities: residential	1,887	(54)	—	—	1,887	(54)
Trust preferred security	—	—	700	(1,161)	700	(1,161)

Total temporarily impaired	$11,506	$(144)	$700	$(1,161)	$12,206	$(1,305)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities classified as available for sale are generally evaluated for OTTI under ASC Topic 320, “Investments - Debt and Equity Securities.”

In determining OTTI under the ASC Topic 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

As of December 31, 2010, the Company’s security portfolio consisted of $39.5 million fair value of securities, $19.5 million, or 33 securities, of which were in an unrealized loss position.

All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rate differences in the market and market illiquidity.  The Company does not intend or is not expected to be required to sell these securities before recovery of their amortized cost basis.

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  Current market conditions have allowed some increase in the fair market value of the trust preferred security at December 31, 2010; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                       Available-For-Sale Securities (Continued)

quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding companywith operations in the state of Kentucky. Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis. This security continues to pay interest as agreed and futurepayments are expected to be made as agreed. This security is not considered to be other-than-temporarily impaired.

Note 3:                       Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2010	2009

Commercial	$66,124	$74,944
Commercial real estate:
Construction	15,423	18,399
Other	101,568	86,369
Residential real estate	75,514	73,166
Consumer:
Auto	4,932	6,018
Other	4,742	5,026
Total loans	268,303	263,922
Less allowance for loan losses	(5,001)	(3,988)

Net loans	$263,302	$259,934

Activity in the allowance for loan losses was as follows:

	(Dollars in Thousands)
	2010	2009

Balance, beginning of year	$3,988	$3,816
Provision for loan losses	1,575	4,747
Loans charged off	(839)	(4,657)
Recoveries	277	82

Balance, end of year	$5,001	$3,988

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                       Loans and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010.  Accrued interest receivable of $1.7 million and net deferred loans fees of $88 thousand are not considered significant and therefore are not included in the loan balances presented in the tables below:

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,064	$443	$157	$8	$1	$—	$2,673
Collectively evaluated	1,148	459	447	116	75	83	2,328
Total ending allowance balance	$3,212	$902	$604	$124	$76	$83	$5,001

Loans:
Individually evaluated for impairment	$6,468	$3,832	$434	$13	$1	$—	$10,748
Collectively evaluated	59,656	113,159	75,080	4,919	4,741	—	257,555
Total ending allowance balance	$66,124	$116,991	$75,514	$4,932	$4,742	$—	$268,303

Impaired loans were as follows:

	(Dollars in Thousands)
	2010	2009

Year-end loans with no allocated allowance for loan losses	$6,648	$130
Year-end loans with allocated allowance for loan losses	4,100	1,101

Total	$10,748	$1,231

Amount of the allowance for loan losses allocated	$2,673	$256

Average of individually impaired loans during the year	$5,989	$1,890
Interest income recognized during impairment	793	78
Cash-basis interest income recognized	785	56

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                       Loans and Allowance for Loan Losses (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.  In this table presentation the unpaid principal balance of the loans is equivalent to the recorded investment.

	(Dollars in Thousands)
	Unpaid Principal Balance	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$4,178	$—
Commercial real estate:
Construction	191	—
Other	2,148	—
Residential real estate	131	—
Consumer	—	—
With an allowance recorded:
Commercial	2,290	2,064
Commercial real estate:
Construction	—	—
Other	1,493	443
Residential real estate	303	157
Consumer	14	9

Total	$10,748	$2,673

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	(Dollars in Thousands)
	2010	2009

Loans past due over 90 days still on accrual	$2	$48
Nonaccrual loans	1,262	1,182

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                       Loans and Allowance for Loan Losses (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	(Dollars in Thousands)
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$163
Commercial real estate:
Construction	—	191
Other	—	462
Residential real estate	—	434
Consumer:	—
Auto	—	11
Other	2	1

Total	$2	$1,262

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$25	$50	$113	$188	$65,936	$66,124
Commercial real estate:
Construction	191	—	—	191	15,232	15,423
Other	—	—	—	—	101,568	101,568
Residential real estate	216	—	196	412	75,102	75,514
Consumer:
Auto	10	5	2	17	4,915	4,932
Other	8	—	1	9	4,733	4,742
Total	$450	$55	$312	$817	$267,486	$268,303

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.9 million and $0 as of December 31, 2010 and 2009, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                       Loans and Allowance for Loan Losses (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all loans with an outstanding balance greater than $25 thousand and is reviewed on a monthly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$56,124	$597	$9,265	$138	$66,124
Commercial real estate:
Construction	15,232	—	191	—	15,423
Other	86,565	9,039	5,964	—	101,568
Residential real estate	75,104	—	294	116	75,514
Consumer	9,654	—	20	—	9,674
Total	$242,679	$9,636	$15,734	$254	$268,303

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4:                       Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2010	2009
Balance, beginning of year	$1,154	$1,183
Additions	562	1,017
Direct write-downs	(176)	(108)
Sales	(170)	(893)
Net loss on sales	(2)	(45)
Balance, end of year	$1,368	$1,154

All expenses related to other real estate owned are recorded as they are incurred, and any deterioration in value is directly written down against the value of the property.  No valuation allowance is utilized for other real estate owned.

Note 5:                       Disclosures About Fair Value

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

The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:                       Disclosures About Fair Value(Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies		$6,516
State and municipal		18,411
Agency mortgage-backed securities -residential		13,704
Trust preferred security		900
Total investment securities	—	$39,531	—

	Fair Value Measurements at December 31, 2009 (Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies		$19,102
State and municipal		19,196
Agency mortgage-backed securities -residential		2,061
Trust preferred security		700
Total investment securities	—	$41,059	—

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:                       Disclosures About Fair Value (Continued)

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$227
Commercial RE			$1,241
Residential			$145
Consumer			$5

Other real estate owned:
Commercial RE			$928
Residential			$440

	Fair Value Measurements at December 31, 2009 (Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans			$1,076
Other real estate owned			$1,154

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $4.3 million at December 31, 2010, with a valuation allowance of $2.7 million, resulting in an additional provision for loan losses of $2.2 million for the year ended December 31, 2010.  At December 31, 2009, impaired loans had a carrying amount of $1.1 million, with a valuation allowance of $252,000, resulting in an additional provision for loan losses of $151,000 for the year ended December 31, 2009.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:                       Disclosures About Fair Value (Continued)

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $1.4 million at December 31, 2010.  Total write-downs of other real estate owned during the twelve months ended December 31, 2010 and December 31, 2009 were $176,000 and $108,000, respectively.

Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell.  Fair values are based on recent real estate appraisals.  These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	(Dollars in Thousands)
	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$14,811	$14,811	$9,756	$9,756
Loans held for sale	151	153	295	295
Loans, net of allowance	261,684	262,718	258,858	260,852
Accrued interest receivable	1,940	1,940	2,111	2,111
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$288,740	$289,706	$288,520	$288,871
Securities sold under repurchase agreements	712	712	800	800
FHLB advances	15,000	15,328	11,500	11,824
Subordinate debentures	5,000	3,179	5,000	3,094
Accrued interest payable	350	350	440	440

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:                       Disclosures About Fair Value (Continued)

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

Note 6:                       Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2010	2009
Land and land improvements	$2,977	$2,977
Buildings and improvements	7,699	7,644
Leasehold improvements	239	239
Furniture and fixtures	727	725
Equipment and software	3,388	3,330
Automobiles	80	101
	15,110	15,016
Less accumulated depreciation	(4,758)	(4,170)
Net premises and equipment	$10,352	$10,846

Depreciation and amortization expense totaled $773,000 and $1.0 million for 2010 and 2009, respectively.

Operating Leases

The Company leases certain branch properties and equipment under operating leases.  Rent expense was $329,000 for both 2010 and

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6:                       Premises and Equipment (continued)

2009.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

2011	$334
2012	334
2013	334
2014	321
2015	321
Thereafter	2,334
Total	$3,978

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease.  $16,000 of the deferred gain was recognized in 2010 and 2009.

Note 7:                       Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant.We engaged a third party valuation firm to evaluate goodwill.  We performed our annual goodwill impairment analysis in 2010 and 2009 which indicated no impairment.  Goodwill balance was $2.6 million at year end 2010 and 2009.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in thousands)
	2010	2009
Core deposit intangibles:
Gross carrying amount	$2,203	$2,203
Accumulated amortization	$(1,174)	$(910)

Amortization expense was $264,000 in 2010 and $276,000 in 2009.

Estimated amortization expense for each of the next five years:

(Dollars in Thousands)
2011	$262
2012	259
2013	256
2014	252
2015	—

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8:                       Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $66.3 million and $78.7 million at December 31, 2010 and 2009, respectively.  This included brokered deposits of $19.2 million and $28.1 million at year end 2010 and 2009.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)
2011	$112,903
2012	42,007
2013	17,534
2014	650
2015	6,768
Thereafter	16
$179,878

At December 31, 2010, ten customers accounted for approximately $17.4 million, or 6.0%, of total deposits whereas, at December 31, 2009, ten customers accounted for approximately $28.5 million or 9.9% of total deposits.

Note 9:                       Securities Sold Under Agreement to Repurchase

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation. Securities sold under agreements to repurchase are secured by US government agencies or mortgage-backed securities with a carrying amount of $1.3 million and $1.4 million at year- end 2010 and 2009, respectively.

Information concerning securities sold under agreements to repurchase is summarized as follows:

	(Dollars in Thousands)
	2010	2009

Average daily balance during the year	$870	$3,665
Average interest rate during the year	0.92%	2.70%
Maximum month-end balance during the year	$918	$6,878
Weighted average interest rate at year-end	0.89%	0.96%

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10:                Federal Home Loan Bank Advances and Letter of Credit

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2010	2009

Matures January 2010, fixed rate at .11%	$—	$3,000
Matures February 2010, fixed rate at 5.11%	—	2,000
Matures August 2012, fixed rate at 4.25% until February 2011, with FHLB option to call in full each 6 months thereafter	500	500
Matures August 2012, fixed rate at 1.09%	2,000	—
Matures December 2012, fixed rate at 3.36% until March 2011 with FHLB option to call in full each 12 monthsthereafter	2,000	2,000
Matures December 2012, fixed rate at 0.85%	2,000	—
Matures October 2013, fixed rate at 0.81%	2,500	—
Matures December 2014, fixed rate at 1.73%	2,000	—
Matures December 2014, fixed rate at 3.46% until March 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures February 2015, fixed rate at 2.85% until February 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Total	$15,000	$11,500

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $45.7 million and $42.2 million of first mortgage loans under a blanket lien arrangement for both year-end 2010 and 2009.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $11.4 million at year-end 2010.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)
2011	$—
2012	6,500
2013	2,500
2014	4,000
2015	2,000
$15,000

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10:                Federal Home Loan Bank Advances and Letter of Credit (continued)

Letter of Credit

At year-end 2010, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.  At December 31, 2010, $2.0 million of the letter of credit was pledged to secure public funds.

Note 11:                Subordinated Debentures

In October 2006, Citizens First Statutory Trust I, a trust formed by the Company, closed a pooled private offering of $5.0 million trust preferred securities with a liquidation amount of $1,000 per trust security.  The Company issued $5.2 million of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust.  In accordance with accounting standards, the trust is not consolidated with the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the trust was $155,000.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate. The interest rate was 1.94% at December 31, 2010 and 2009.

Note 12:                Employee Benefit Plans

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2010 and 2009 were $132,000 and $151,000, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13:                Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2010	2009
Taxes currently payable	$463	$(460)
Deferred income taxes	276	(989)
Income tax expense (benefit)	$739	$(1,449)

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2010	2009
Computed at the statutory rate (34.0%)	$1,115	$(1,045)
Tax-exempt interest	(270)	(300)
Bank owned-life insurance	(99)	(103)
Other	(6)	(1)
Actual tax expense (benefit)	$739	$(1,449)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,280	$930
Net operating losses and tax credits	542	1,117
Deferred gain	61	67
Unrealized losses on available-for-sale securities	335	270
Goodwill and core deposit	1,456	1,601
Other real estate	109	48
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	104	104
Other	41	35
	$3,953	$4,197

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 13:                Income Taxes (Continued)

	(Dollars in Thousands)
	2010	2009
Deferred tax liabilities:
Deferred loan fees/costs	$(66)	$(65)
FHLB stock dividends	(74)	(74)
Depreciation	(78)	(126)
Accretion on investment securities	(14)	(10)
Prepaid expenses	(37)	(27)
Other	(7)	(7)
	(276)	(309)
Net deferred tax asset	$3,677	$3,888

Given the past history of taxable income and projections of taxable income in the future, the deferred tax asset is considered to be realizable.

Our estimate of the realizability of the deferred tax asset is dependent upon our estimate of projected levels of future taxable income.  In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.  Earnings forecasts were prepared for 2011 through 2015.  These forecasts include projections of net interest income that are obtained from our asset/liability management model.  The credit related information includes estimates of specific and general reserves for the provision for loan losses and net charge-offs. We then combined the income before tax amount with anticipated permanent and timing differences to determine projected taxable income.

Our net deferred tax asset of $3.7 million consists of assets of $4.0 million and liabilities of $276,000.  The primary components of our gross deferred tax asset includes timing differences representing the excess of the cumulative provision for loan losses over cumulative net charge-offs of $1.3 million, goodwill impairment and core deposit intangible amortization of $1.5 million, and the benefit associated with the alternative minimum tax (AMT) carry-forward of $522,000.  The deferred tax asset associated with the AMT carryforward has no expiration period.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2010 related to unrecognized tax benefits.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

The Company files a consolidated U.S. federal income tax return, Kentucky franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2006.

As of December 31, 2010 and 2009, income taxes receivable were $18,000 and $652,000, respectively, and are included in other assets on the Consolidated Balance Sheet.  At December 31, 2010, the Company has an AMT credit carryforward of approximately $522,000 that will not expire.

Note 14:                Related Party Transactions

At December 31, 2010 and 2009, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $8.3 million and $7.9 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$7,891
New loans	760
Repayments	(393)
Effective changes in composition of related parties	—
Ending balance	$8,258

Deposits from related parties held by the Bank at December 31, 2010 and 2009, respectively, totaled $540,000 and $1.2 million, respectively.

Amounts paid to a related party for advertising services totaled $39,000 in 2010 and $9,000 in 2009.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:                Stock Option Plans (Continued)

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

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  No options were granted during 2010 and 2009.

ASC718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2010 and 2009, employee and non-employee compensation expense recorded was $0 and $14,000, respectively. As of December 31, 2010, there is no unrecognized compensation expense associated with stock options.  A summary of the status of the plans at December 31, 2010, and changes during the period then ended is presented below:

	2010
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	91,260	$15.22
Granted	—	—
Exercised	—	—
Forfeited	(596)	$15.22
Expired	—	—
Outstanding, end of year	90,664	$15.22
Options exercisable, end of year	90,664	$15.22

All stock option shares are vested at December 31, 2010.  The weighted average remaining term for outstanding and exercisable stock options was 4.19 years at December 31, 2010.  The aggregate intrinsic value at December 31, 2010 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16:                Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total Capital (to Risk-Weighted Assets)
Consolidated	$41,268	14.57%	$22,664	8.0%	N/A	N/A
Citizens First Bank, Inc.	37,882	13.37%	22,663	8.0%	$28,329	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	37,709	13.31%	11,332	4.0%	N/A	N/A
Citizens First Bank, Inc.	34,323	12.12%	11,332	4.0%	16,997	6.0%
Tier I Capital (to Average Assets)
Consolidated	37,709	10.98%	13,737	4.0%	N/A	N/A
Citizens First Bank, Inc.	34,323	9.99%	13,737	4.0%	17,172	5.0%

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16:     Regulatory Capital Matters (Continued)

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total Capital (to Risk-Weighted Assets)
Consolidated	$ 39,406	13.79%	$ 22,861	8.0%	N/A	N/A
Citizens First Bank, Inc.	35,282	12.37%	22,822	8.0%	$ 28,528	10.0%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	35,834	12.54%	11,431	4.0%	N/A	N/A
Citizens First Bank, Inc.	31,716	11.12%	11,411	4.0%	17,117	6.0%
Tier I Capital (to Average Assets)
Consolidated	35,834	10.52%	13,621	4.0%	N/A	N/A
Citizens First Bank, Inc.	31,716	9.38%	13,520	4.0%	16,901	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, the Bank could, without prior approval, declare dividends equal to any current and prior two years net profit retained to the date of the dividend declaration.  Due to the loss incurred in 2008 and 2009, the Bank cannot declare dividends without prior approval.

Note 17:                Loan Commitments and Other Related Activities

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:                Loan Commitments and Other Related Activities (continued)

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2010		December 31, 2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$3,390	$26,260	$4,950	$26,970

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan unused lines of credit have interest rates ranging from 3.0% to 21.0% and maturities ranging from 6 months to 31.3 years.

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

The Bank had total outstanding standby letters of credit amounting to $1.2 million and $1.7 million at December 31, 2010 and 2009, respectively, with terms generally of one year or less.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:                Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	(Dollars in Thousands)
	2010	2009
Assets
Cash	$3,256	$4,501
Investment in Citizens First Bank, Inc.	39,924	37,256
Other assets	477	491
Total assets	$43,657	$42,248

Liabilities
Borrowings	5,000	5,000
Other liabilities	348	390
Total liabilities	5,348	5,390

Stockholders’ Equity	38,309	36,858

Total liabilities and stockholders’ equity	$43,657	$42,248

Condensed Statement of Operations

	(Dollars in Thousands)
	2010	2009

Dividend income	$—	$—

Expenses
Interest expense	101	128
Stock option expense	—	14
Professional fees	211	611
Other expenses	76	101
Total expenses	388	854

Loss before Income Taxes and Equity in (Over-distributed) Undistributed Income of Subsidiary	(388)	(854)

Income Tax Benefit	(132)	(284)

Loss before Equity in (Over-distributed)Undistributed Income of Subsidiary	(256)	(570)

Equity in (Over-distributed) Income (Loss) of Subsidiary	2,795	(1,054)
Net Income (Loss)	$2,539	$(1,624)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:                Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2010	2009
Operating Activities
Net income (loss)	$2,539	$(1,624)
Adjustments:
Equity in undistributed (income) loss of subsidiary	(2,795)	1,054
Stock based compensation	—	14
Changes in:
Other assets	14	(284)
Other liabilities	(43)	5
Net cash used in operating activities	(285)	(835)

Investing Activity — Investment in subsidiary	—	—

Financing Activities
Payment of dividends on stock	(960)	(957)
Issuance of common stock warrants	—	—
Issuance of preferred stock, net	—	—
Net cash provided by financing activities	(960)	(957)

Increase in Cash and Cash Equivalents	(1,245)	(1,792)

Cash and Cash Equivalents, Beginning of Year	4,501	6,293

Cash and Cash Equivalents, End of Year	$3,256	$4,501

Note 19:     Earnings (Loss) Per Common Share

Basic earnings/ (loss) per common share is computed by dividing net income (loss) available for common shareholders by the weighted-average common shares outstanding.  Diluted earnings/ (loss) per common share is computed the same as basic earnings (loss) per common share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings (loss) per common share for the years ending December 31, 2010 and 2009.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19:     Earnings (Loss) Per Common Share(Continued)

	2010			2009
	Income/ (Loss)	Weighted- Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings(loss) per common share
Net income (loss)	$2,539			$(1,624)
Less: Payment of dividends on preferred stock	(960)			(957)
Less: Accretion on warrants	(64)			(64)
Net income (loss) attributable to common shareholders	1,515	1,968,777	$0.77	(2,645)	1,968,777	$(1.34)

Effect of dilutive securities
Warrants	—	58,840		—	—
Preferred stock	—	—		—	—
Stock options	—	—		—	—

Diluted earnings (loss) per common share
Net income (loss) attributable to common shareholders and assumed conversions	$1,515	2,027,617	$0.75	$(2,645)	1,968,777	$(1.34)

Stock options for 90,664 and 91,260 shares of common stock were not considered in computing diluted earnings per common share for 2010 and 2009, respectively, because they were anti-dilutive.  The common stock warrants for 254,218 shares were dilutive as of December 31, 2010 but were anti-dilutive in 2009.  Convertible preferred shares are not included because they are anti-dilutive for 2010 and 2009.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20:     Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	(Dollars in Thousands)
	2010	2009
Unrealized gains (losses) on available-for-sale securities	$(194)	$573
Reclassification for realized amount included in income	—	(361)
Other comprehensive income (loss), before tax effect	(194)	212
Tax effect	66	(72)

Other comprehensive income (loss)	$(128)	$140

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	(Dollars in Thousands)
	2010	2009
Balance, beginning of year	$(523)	$(663)
Current period change	(128)	140

Balance, end of year	$(651)	$(523)

Note 21:     Preferred Stock and Stock Warrants

The Company has issued two forms of preferred stock: Series A and Cumulative preferred stock. 250 shares of our preferred stock, designated as Series A cumulative perpetual preferred stock, (“Series A preferred stock”) were issued to the U.S. Treasury on December 19, 2008, in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.

Holders of shares of Series A preferred stock are entitled to receive if, as and when declared by our board of directors or a duly authorized committee of the board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period from December 19, 2008 to, but excluding, December 19, 2013. From and after December 19, 2013, holders of shares of Series A preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period thereafter.  Dividends are payable quarterly in arrearson each February 15, May 15, August 15 and November 15, starting with

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 21:     Preferred Stock and Stock Warrants (Continued)

February 15, 2009.  We may defer dividends under the Securities Purchase Agreement (“Purchase Agreement”) in certain circumstances.

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

Pursuant to the terms of the Purchase Agreement we entered into with the U. S. Treasury in connection with the Capital Purchase Program, our ability to declare or pay dividends on any of our shares is limited.  Specifically, we are unable to declare or pay dividends on our common stock or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A preferred stock.  Further, we are not permitted to increase dividends on our common stock above the amount of our last cash dividend of $0.05 per share without the Treasury Department’s approval until December 19, 2011, unless all of the Series A preferred stock have been redeemed or transferred by the Treasury Department to unaffiliated third parties.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the TARP Capital Purchase Program and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Series A preferred stock of the Company.

In connection with the issuance of Series A preferred stock, we issued 254,218 common stock warrants.  The initial exercise price applicable to the warrant is $5.18 per share of common stock for which the warrant may be exercised.  The warrant may be exercised at any time on or before December 19, 2018 by surrender of the warrant and the payment of the exercise price.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 21:     Preferred Stock and Stock Warrants(Continued)

The recorded value of the warrants was determined by applying a fair value discount and allocating the proceeds from the Capital Purchase Program between the preferred stock and warrants.  The discount on the preferred stock will be accreted over the contractual life of five years using an effective yield.

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The Cumulative Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance.

Note 22:     Subsequent Events

On February 16, 2011, the Company entered into a letter agreement with the United States Department of the Treasury pursuant to which the Company repurchased 63 of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $2.2 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2010, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report.  Management of Citizens First Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2010, its system of internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our registered public accounting firm pursuant to exemptions for companies under rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Part III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, and “Election of Directors” and “Executive Officers” in the Proxy Statement of the Company for the 2011 Annual Meeting of Shareholders to be held May 18, 2011, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	65	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank

Sarah Glenn Grise	54	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky

Chris B. Guthrie	44	President, Trace Die Cast, Inc.

James R. Hilliard	54	President of Airgas Mid-America, Inc.

M. Todd Kanipe	42	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank

John J. Kelly, III	76	Dentist, Kelly Family Dentistry

Amy Milliken	39	Warren County Kentucky County Attorney

Steve Newberry	48	President and Chief Executive Officer Commonwealth Broadcasting

Jack Sheidler	54	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank:Real estate developer and owner of Greenwood Properties, Inc.

John M. Taylor	72	President, Taylor Polson & Company, a certified public accounting firm

Fred Travis	76	Formerly Owner, Ideal Hardware Company and Barren County, Kentucky Judge Executive

Dr. Kevin Vance	47	Senior Veterinarian and President Hartland Animal Hospital

Officers of the Company

Name	Age	Present Positions with the Company and the Bank

M. Todd Kanipe	42	President and Chief Executive Officer

J. Steven Marcum	54	Executive Vice President and Chief Financial Officer

Carolyn Harp	65	Executive Vice President, Training

Kim M. Thomas	40	Executive Vice President, Community Banking and Private Client Group

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

4.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008).

10.1	Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 17, 2009).*

10.2	2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.3	2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.4

Letter Agreement (including Securities Purchase Agreement-Standard Terms) dated as of December 19, 2008 between the Company and the United States Departmentof the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2008).

10.5	Form of Waiver (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 23, 2008).*

10.6	Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation.(incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K dated December 31, 2008).*

10.7	Separation Agreement and General Release dated April 22, 2009 between the Registrant and Mary D. Cohron (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2009).*

10.8	Employment Agreement between Citizens First Corporation and John Steven Marcum (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 15, 2010).*

10.9	Repurchase Agreement between Citizens First Corporation and United States Department of the Treasury (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed February 17, 2011).

21	Subsidiaries (incorporated by reference to Exhibit 21 of the Registrant’s Registration Statement on Form SB-2 (No. 333-103238)).

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer Pursuant to IFR Section 30.15.

*Denotes a management contract or compensatory plan or agreement.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Corporation

Date: March 31, 2011	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 31, 2011
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 31, 2011
J. Steven Marcum
Executive Vice President and Chief Financial Officer

/s/ Barry D. Bray	March 31, 2011
Barry D. Bray, Director

/s/ John J. Kelly	March 31, 2011
John J. Kelly, Director

/s/ Sarah G. Grise	March 31, 2011
Sarah G. Grise, Director

/s/ Christopher B. Guthrie	March 31, 2011
Christopher B. Guthrie, Director

/s/ J. Robert Hilliard	March 31, 2011
J. Robert Hilliard, Director

/s/ M. Todd Kanipe	March 31, 2011
M. Todd Kanipe, Director

/s/ Amy H. Milliken	March 31, 2011
Amy Milliken, Director

/s/ Steven W. Newberry	March 31, 2011
Steven W. Newberry, Director

/s/ Jack W. Sheidler	March 31, 2011
Jack W. Sheidler, Director

/s/ John M. Taylor	March 31, 2011
John Taylor, Director

/s/ Freddie L. Travis	March 31, 2011
Freddie L. Travis, Director

/s/ R. Kevin Vance	March 31, 2011
R. Kevin Vance, Director