Form 10-Q
period 2011-03-31
CITIZENS FIRST CORP
filed 2011-05-06
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

1,968,777 shares of Common Stock, no par value, were outstanding at May 4, 2011.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Unaudited Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31,	December 31,
	2011	2010
Assets

Cash and due from financial institutions	$6,145	$4,435
Federal funds sold	16,888	10,376

Cash and cash equivalents	23,033	14,811
Available-for-sale securities	41,539	39,531
Loans held for sale	—	151
Loans, net of allowance for loan losses of $5,003 and $5,001 at March 31, 2011 and December 31, 2010, respectively	264,624	263,302
Premises and equipment, net	10,236	10,352
Bank owned life insurance (BOLI)	7,118	7,051
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,923	1,940
Deferred income taxes	4,042	3,677
Goodwill	2,575	2,575
Core deposit intangible	964	1,029
Other real estate owned	1,380	1,368
Other assets	1,504	1,919

Total Assets	$360,963	$349,731

Liabilities
Deposits
Noninterest bearing	39,481	$36,250
Savings, NOW and money market	78,489	72,612
Time	183,361	179,878

Total deposits	301,331	288,740
Securities sold under repurchase agreements	547	712
FHLB advances	15,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	369	350
Other liabilities	1,810	1,620

Total Liabilities	$324,057	$311,422

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at March 31, 2011 and December 31, 2010, respectively	7,659	7,659
5.0% Series A preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $8,779; issued and outstanding 187 shares at March 31, 2011 and 250 shares at December 31, 2010, respectively	6,435	8,586
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2011 and December 31, 2010,, respectively	27,072	27,072
Retained (deficit)	(3,926)	(4,357)
Accumulated other comprehensive loss	(334)	(651)

Total stockholders’ equity	$36,906	$38,309

Total liabilities and stockholders’ equity	$360,963	$349,731

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Operations

	(In Thousands, Except for Per Share Data)
	March 31, 2011	March 31, 2010

Interest and Dividend Income
Loans	$3,954	$3,969
Taxable securities	153	155
Non-taxable securities	179	183
Federal funds sold and other	33	26

Total interest and dividend income	4,319	4,333
Interest Expense
Deposits	997	1,244
FHLB advances	77	67
Subordinated debentures	24	23
Short-term borrowings	2	3

Total interest expense	1,100	1,337

Net Interest Income	3,219	2,996

Provision for Loan Losses	225	400

Net Interest Income After Provision for Loan Losses	2,994	2,596

Noninterest Income
Service charges on deposit accounts	321	326
Other service charges and fees	99	78
Gain on sale of mortgage loans	69	38
Lease income	57	38
BOLI income	67	74
Other	49	36

Total noninterest income	662	590

Noninterest Expense
Salaries and employee benefits	1,306	1,101
Net occupancy expense	335	310
Equipment expense	141	161
Advertising and public relations	66	47
Professional fees	114	116
Data processing services	176	208
Franchise shares and deposit tax	114	105
Core deposit intangible amortization	65	66
Postage and office supplies	35	39
Telephone and other communication	41	43
Other real estate owned expenses	50	70
FDIC Insurance	103	124
Other	158	152

Total noninterest expense	2,704	2,542

Income Before Income Taxes	952	644

Income Taxes Expense	236	113

Net Income	$716	$531

Dividends and accretion on preferred stock	285	254

Net income available/attributable to common stockholders	$431	$277

Basic Income per Common Share	$0.22	$0.14

Diluted Income per Common Share	$0.21	$0.14

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

Dollars in thousands, except share data

	Preferred Stock	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income

Balance, January 1, 2010	$16,182	$27,072	$(5,873)	$(523)	$36,858

Net income			531		531	531
Accretion on Series A preferred stock	16		(16)
Change in unrealized gain (loss) on available for sale securities, net				182	182	182
Dividend declared and paid on preferred stock			(238)		(238)

Total comprehensive income						$713

Balance, March 31, 2010	$16,198	$27,072	$(5,596)	$(341)	$37,333

Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309

Net income			716		716	716

Repayment of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	61		(61)		—
Change in unrealized gain (loss) on available for sale securities, net				317	317	317
Dividends declared and paid on preferred stock			(224)		(224)

Total comprehensive income						$1,033

Balance, March 31, 2011	$14,094	$27,072	$(3,926)	$(334)	$36,906

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2011	March 31, 2010

Net income	$716	$531
Items not requiring (providing) cash:
Depreciation and amortization	189	197
Provision for loan losses	225	400
Amortization of premiums and discounts on securities	50	4
Amortization of core deposit intangible	65	66
Deferred income taxes	(365)	(582)
Bank-owned life insurance	67	74
Proceeds from sale of mortgage loans held for sale	2,150	2,186
Origination of mortgage loans held for sale	(1,930)	(2,363)
Gains on sales of loans	(69)	(38)
Losses on sale of other real estate owned	32	65
Loss/(Gain) on sale premises and equipment	(4)	(4)
Changes in:
Interest receivable	17	29
Other assets	281	527
Interest payable and other liabilities	45	(61)
Net cash provided by operating activities	1,469	1,031
Investing Activities
Loan originations and payments, net	(1,895)	(1,809)
Purchase of premises and equipment	(77)	(82)
Proceeds from maturities of available-for-sale securities	463	9,101
Proceeds from sales of other real estate owned	305	44
Purchase of securities available- for- sale	(2,041)	(7,020)
Proceeds from sales of premises and equipment	9	4
Net cash provided by/(used in) investing activities	(3,236)	238
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,108	358
Net change in time deposits	3,483	6,536
Partial Repayment of TARP preferred stock	(2,212)	—
Proceeds from FHLB advances	—	5,800
Repayment of FHLB advances	—	(10,800)
Net change in fed funds purchased and repurchase agreements	(165)	95
Dividends paid on preferred stock	(225)	(238)
Net cash provided by financing activities	9,989	1,751
Increase in Cash and Cash Equivalents	8,222	3,020
Cash and Cash Equivalents, Beginning of Year	14,811	9,756
Cash and Cash Equivalents, End of Quarter	$23,033	$12,776

Supplemental Cash Flows Information
Interest paid	$1,081	$1,297
Income taxes paid	80	—
Loans transferred to other real estate owned	348	—

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

Note 3 - Adoption of New Accounting Standards

Effect of newly issued but not yet effective accounting standards:

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Note 4 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2011
U. S. government agencies and government sponsored entities	$6,504	$14	$(18)	$6,500

State and municipal	18,234	532	(6)	18,760
Agency mortgage-backed securities: residential	15,444	83	(248)	15,279

Trust preferred security	1,863	—	(863)	1,000

Total investment securities	$42,045	$629	$(1,135)	$41,539

December 31, 2010
U. S. government agencies and government sponsored entities	$6,510	$22	$(16)	$6,516

State and municipal	18,238	387	(214)	18,411
Agency mortgage-backed securities: residential	13,907	91	(294)	13,704

Trust preferred security	1,863	—	(963)	900

Total investment securities	$40,518	$500	$(1,487)	$39,531

The amortized cost and fair value of investment securities at March 31, 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2011 (Dollars in Thousands) Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	448	449
Due from one to five years	5,292	5,411
Due from five to ten years	11,949	12,245
Due after ten years	8,912	8,155
Agency mortgage-backed: residential	15,444	15,279

Total	$42,045	$41,539

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2011:
U.S. government agencies and government sponsored entities	$1,981	$(18)	$—	$—	$1,981	$(18)
Agency mortgage backed securities - residential	11,183	(248)	—	—	11,183	(248)

State and municipal	1,645	(6)	—	—	1,645	(6)

Trust preferred security	—	—	1,000	(863)	1,000	(863)

Total temporarily impaired	$14,809	$(272)	$1,000	$(863)	$15,809	$(1,135)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010:
U.S. government agencies and government sponsored entities	$1,982	$(16)	$—	$—	$1,982	$(16)
Agency mortgage backed securities - residential	10,238	(294)	—	—	10,238	(294)

State and municipal	6,432	(214)	—	—	6,432	(214)

Trust preferred security	—	—	900	(963)	900	(963)

Total temporarily impaired	$18,652	$(524)	$900	$(963)	$19,552	$(1,487)

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

As of March 31, 2011, our securities portfolio consisted of $41.5 million fair value of securities, $15.8 million, or 20 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  Current market conditions have allowed some increase in the fair market value of the trust preferred security at March 31, 2011; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed. This security is not considered to be other-than-temporarily impaired.

Note 5 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31,	December 31,
	2011	2010

Commercial	$68,238	$66,124
Commercial real estate:
Construction	15,220	15,423
Other	102,762	101,568
Residential real estate	74,046	75,514
Consumer:
Auto	4,770	4,932
Other	4,590	4,742
Total loans	269,627	268,303
Less allowance for loan losses	(5,003)	(5,001)

Net loans	$264,624	$263,302

The following table sets forth an analysis of our allowance for loan losses for the quarters ended March 31, 2011 and 2010.

	(Dollars in Thousands)
	March 31,
	2011	2010

Balance at beginning of period	$5,001	$3,988
Provision for loan losses	225	400
Amounts charged off:
Commercial	187	107
Commercial real estate	—	164
Residential real estate	33	37
Consumer	15	9
Total loans charged off	235	317
Recoveries of amounts previously charged off:
Commercial	4	3
Commercial real estate	—	—
Residential real estate	5	8
Consumer	3	1
Total recoveries	12	12
Net charge-offs	223	305
Balance at end of period	$5,003	$4,083

As of March 31, 2011 and December 31, 2010, accrued interest receivable of $1.6 million and $1.7 million, respectively, and net deferred loan fees of $84 thousand and $88 thousand, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2011 and December 31, 2010.

	(Dollars In Thousands)
March 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$928	$964	$224	$7	$—	$—	$2,123

Collectively evaluated	1,275	693	434	112	72	294	2,880
Total ending allowance balance	$2,203	$1,657	$658	$119	$72	$294	$5,003

Loans:
Individually evaluated for impairment	$3,049	$3,632	$690	$11	$—	$—	$7,382

Collectively evaluated	65,189	114,350	73,356	4,759	4,591	—	262,245
Total ending allowance balance	$68,238	$117,982	$74,046	$4,770	$4,591	$—	$269,627

	(Dollars In Thousands)
December 31, 2010	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,064	$443	$157	$8	$1	$—	$2,673

Collectively evaluated	1,148	459	447	116	75	83	2,328
Total ending allowance balance	$3,212	$902	$604	$119	$76	$83	$5,001

Loans:
Individually evaluated for impairment	$6,468	$3,832	$434	$13	$1	$—	$10,748
Collectively evaluated	59,656	113,159	75,080	4,919	4,741	—	257,555
Total ending allowance balance	$66,124	$116,991	$75,514	$4,932	$4,742	$—	$268,303

Information on impaired loans is as follows:

	(Dollars in Thousands)
	March 31, 2011	March 31, 2010
Average of individually impaired loans during the period:
Commercial	$4,759	$207
Commercial real estate:
Construction	95	170
Other	3,637	123
Residential real estate	562	408
Consumer:
Auto	12	18
Other	—	4
Total	9,065	930
Interest income recognized during impairment:
Commercial	83	15
Commercial real estate:
Construction	—	15
Other	79	74
Residential real estate	22	25
Consumer:
Auto	—	1
Other	—	—
Total	184	130
Cash-basis interest income recognized:
Commercial	83	—
Commercial real estate
Construction	—	—
Other	55	—
Residential real estate	2	—
Consumer
Auto	—	—
Other	—	—
Total	140	0

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010:

	(Dollars in Thousands) As of March 31, 2011
	Recorded Investment	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$104	$—
Commercial real estate:
Construction	—	—
Other	239	—
Residential real estate	159	—
Consumer:
Auto	—	—
Other	1	—
With an allowance recorded:
Commercial	2,945	928
Commercial real estate:
Construction	—	—
Other	3,392	964
Residential real estate	530	224
Consumer:
Auto	12	7
Other	—	—

Total	$7,382	$2,123

	(Dollars in Thousands) As of December 31, 2010
	Recorded Investment	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$4,178	$—
Commercial real estate:
Construction	191	—
Other	2,148	—
Residential real estate	131	—
Consumer:
Auto	—	—
Other	—	—
With an allowance recorded:
Commercial	2,290	2,064
Commercial real estate:
Construction	—	—
Other	1,493	443
Residential real estate	303	157
Consumer:
Auto	13	8
Other	1	1

Total	$10,748	$2,673

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans are summarized below:

	(Dollars in Thousands) As of March 31, 2011
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$—
Commercial real estate:
Construction	—	—
Other	—	458
Residential real estate	—	661
Consumer:
Auto	—	11
Other	—	1

Total	$—	$1,131

	(Dollars in Thousands) As of December 31, 2010
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$163
Commercial real estate:
Construction	—	191
Other	—	462
Residential real estate	—	434
Consumer:
Auto	—	11
Other	2	1

Total	$2	$1,262

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

March 31, 2011
Commercial	$—	$153	$—	$153	$68,085	$68,238
Commercial real estate:
Construction	—	—	—	—	15,220	15,220
Other	113	—	311	424	102,338	102,762
Residential real estate	183	215	299	697	73,349	74,046
Consumer:
Auto	80	2	12	94	4,677	4,771
Other	—	1	1	2	4,589	4,590
Total	$376	$371	$623	$1,370	$268,257	$269,627

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

December 31, 2010
Commercial	$25	$50	$113	$188	$65,936	$66,124
Commercial real estate:
Construction	191	—	—	191	15,232	15,423
Other	—	—	—	—	101,568	101,568
Residential real estate	216	—	196	412	75,102	75,514
Consumer:
Auto	10	5	2	17	4,915	4,932
Other	8	—	1	9	4,733	4,742
Total	$450	$55	$312	$817	$267,486	$268,303

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.9 million and $1.9 million as of March 31, 2011 and December 31, 2010, respectively.  The Company has no commitments to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes all loans with an outstanding balance greater than $25 thousand and is reviewed on a monthly basis.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	March 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$58,728	$3,581	$5,929	$0	$68,238
Commercial real estate:
Construction	15,220	—	—	—	15,220
Other	87,826	8,766	6,170	—	102,762
Residential real estate	73,425	—	507	114	74,046
Consumer
Auto	4,760	—	11	—	4,771
Other	4,582	—	8	—	4,590
Total	$244,541	$12,347	$12,625	$114	$269,627

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$56,124	$597	$9,256	$138	$66,124
Commercial real estate:
Construction	15,232	—	191	—	15,423
Other	86,565	9,039	5,964	—	101,568
Residential real estate	75,104	—	294	116	75,514
Consumer:
Auto	4,921	—	11	—	4,932
Other	4,733	—	9	—	4,742
Total	$242,679	$9,636	$15,734	$254	$268,303

Note 6 - Disclosures about Fair Value

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

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that are supported by little or no market activity, reflect a company’s own assumptions about market participant assumptions of fair value, and are significant to the fair value of the assets or liabilities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,500
State and municipal		18,760
Agency mortgage-backed securities -residential		15,279
Trust preferred security		1,000
Total investment securities	—	$41,539	—

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,516
State and municipal		18,411
Agency mortgage-backed securities -residential		13,704
Trust preferred security		900
Total investment securities	—	$39,531	—

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$2,017
Commercial real estate:
Construction			$—
Other			$2,428
Residential			$306
Consumer:
Auto			$5
Other			$—

Other real estate owned:
Commercial real estate			$896
Residential			$484

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$227
Commercial real estate:
Construction			$191
Other			$1,050
Residential			$145
Consumer:
Auto			$5
Other			$—

Other real estate owned:
Commercial real estate			$928
Residential			$440

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $6.9 million at March 31, 2011 with a valuation allowance of $2.1 million.  Impaired loans had a principal balance of $4.3 million at December 31, 2010, with a valuation allowance of $2.7 million.  A reduction in the provision for loan losses of $387,000 and $155,000 was recognized for the quarters ended March 31, 2011 and 2010.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $1.4 million at March 31, 2011 and $1.4 million at December 31, 2010.  Total writedowns of other real estate owned year to date March 31, 2011 and 2010, were $45,000 and $63,000, respectively.

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	(Dollars in Thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$23,033	$23,033	$14,811	$14,811
Loans held for sale	—	—	151	153
Loans, net of allowance	259,868	260,920	261,684	262,718
Accrued interest receivable	1,923	1,923	1,940	1,940
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities
Deposits	$301,330	$301,647	$288,740	$289,706
Securities sold under repurchase agreements	547	547	712	712
FHLB advances	15,000	15,248	15,000	15,328
Subordinate debentures	5,000	3,179	5,000	3,179
Accrued interest payable	369	369	350	350

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

Note 7 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive. The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2011 and 2010.

	Quarter ended March 31, 2011			Quarter ended March 31, 2010
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$716			$531
Less: Dividends and accretion on preferred stock	(285)			(254)
Net income (loss) available to common shareholders	$431	1,968,777	$0.22	$277	1,968,777	$0.14

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	92,641		—	31,401

Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$431	2,061,418	$0.21	$277	2,000,178	$0.14

Stock options for 90,664 and 91,260 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2011 and 2010, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of March 31, 2011 and 2010.  Common stock warrants totaled 254,218.  92,641 and 31,401 warrants were dilutive as of March 31, 2011 and 2010, respectively, and included in the diluted earnings per share computation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2011, we reported net income of $716,000 compared to net income of $531,000 in the first quarter of 2010.  Net income available to common shareholders was $431,000 or, $0.21 per diluted common share this quarter, compared to net income available to common shareholders of $277,000, or $0.14 per diluted common share for the first quarter of 2010.  Net income increased as a result of improved net interest income and a reduced provision for loan losses.

Our annualized return on average assets was .81% for the three months ended March 31, 2011, compared to .63% for the previous year.  The improvement in the return on average assets is due to the increase in net income.  The increase in net income in the first quarter of 2011 as compared to the first quarter of 2010 is primarily attributable to an increase in net interest income of $223,000 and a decrease in the provision for loan losses of $175,000.  These improvements were offset somewhat by an increase in non-interest expenses in the first quarter of 2011 by $162,000 over the first quarter of 2010.  Our annualized return on average equity was 7.71% for the three months ending March 31, 2011, compared to 5.77% for the three months ending March 31, 2010.

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

For the quarter ended March 31, 2011, net interest income was $3.2 million, an increase of $223,000, or 7.4%, from net interest income of $3.0 million for the comparable period in 2010.  Net interest income increased as a result of lower interest expense on deposits and borrowings of $236,000, partially offset by a decrease in interest income of $14,000.

The net interest margin for the three months ended March 31, 2011 was 4.11%, compared to 4.04% in 2010.  This increase of seven basis points is attributable to the decline in the average rate paid on interest-bearing liabilities of 42 basis points.  Our yield on earning assets (tax equivalent) for the current year was 5.47%, a decrease of 31 basis points from 5.78% in the same period a year ago.

Net Interest Analysis Summary

	March 31, 2011	March 31, 2010

Average yield on interest earning assets	5.47%	5.78%
Average rate on interest bearing liabilities	1.59%	2.01%
Net interest spread	3.88%	3.77%
Net interest margin	4.11%	4.04%

The following table sets forth for the three months ended March 31, 2011 and 2010, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2011			2010
Three months ended March 31,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$14,944	$10	0.28%	$4,261	$3	0.29%
Available-for-sale securities (1)
Taxable	22,599	153	2.74%	20,591	155	3.05%
Nontaxable (1)	18,237	271	6.02%	18,807	277	5.97%
Federal Home Loan Bank stock	2,025	23	4.60%	2,025	23	4.61%
Loans, net (2)	268,952	3,954	5.96%	264,862	3,969	6.08%
Total interest earning assets	326,756	4,411	5.47%	310,546	4,427	5.78%
Non-interest earning assets	30,246			33,121
Total Assets	$357,002			$343,667

Interest-bearing liabilities:
Interest-bearing transaction accounts	$66,784	$91	0.55%	$65,235	$91	0.57%
Savings accounts	10,529	8	0.30%	9,357	6	0.26%
Time deposits	181,877	898	2.00%	179,889	1,147	2.59%
Total interest-bearing deposits	259,190	997	1.56%	254,481	1,244	1.98%
Short-term borrowings	0	0	0.00%	2	0	0.00%
Securities sold under repurchase agreements	718	2	0.89%	910	3	1.33%
FHLB borrowings	15,000	77	2.08%	8,673	67	3.13%
Subordinated debentures	5,000	24	1.94%	5,000	23	1.87%
Total interest-bearing liabilities	279,908	1,100	1.59%	269,066	1,337	2.01%
Non-interest bearing deposits	37,435			35,632
Other liabilities	2,015			1,635
Total liabilities	319,358			306,333
Stockholders’ equity	37,644			37,334
Total Liabilities and Stockholders’ Equity	$357,002			$343,667
Net interest income		$3,311			$3,090
Net interest spread (1)			3.88%			3.77%
Net interest margin (1) (3)			4.11%			4.04%
Return on average assets ratio			0.81%			0.63%
Return on average equity ratio			7.71%			5.77%
Average equity to assets ratio			10.86%			10.86%

(1)   Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)   Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)   Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2011 and 2010.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Twelve Months Ended March 31,
	2011 Vs. 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(1)	$8	$7
Available-for-sale-securities:
Taxable	(17)	15	(2)
Nontaxable (1)	1	(8)	(7)
FHLB stock	—	—	—
Loans, net	(76)	61	(15)
Total net change in income on interest-earning assets	(93)	76	(17)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(2)	2	—
Savings accounts	1	1	2
Time deposits	(262)	13	(249)
Securities sold under repurchase agreements	—	—	—
Federal funds purchased	—	—	—
FHLB borrowings	(39)	49	10
Subordinated debentures	1	—	1
Total net change in expense on interest-bearing liabilities	(301)	65	(236)

Net change in net interest income	$208	$11	$219

Percentage change	94.98%	5.02%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2011 was $225,000, or 0.08% of average loans, compared to $400,000, or 0.15% of average loans for the first quarter of 2010.  We had net charge-offs totaling $223,000 during the first quarter of 2011, compared to $305,000 during 2010, a decrease of 26.8%.  The decrease in the provision for loan losses is due to the decrease in net charge-offs and the current level of the allowance for loan losses.

Non-Interest Income

Non-interest income for the three months ended March 31, 2011 and 2010, respectively, was $662,000 and $590,000, an increase of $72,000, or 12.2%.  Gains on the sale of mortgage loans increased $31,000 as mortgage lending volume increased.  Rental income increased $19,000 from the prior year.

The following table shows the detailed components of non-interest income for the three months ended March 31, 2011 as compared to March 31, 2010:

	(Dollars in Thousands)
	March 31,	March 31,	Increase
	2011	2010	(Decrease)

Service charges on deposit accounts	$321	$326	$(5)
Other service charges and fees	99	78	21
Gain on the sale of mortgage loans held for sale	69	38	31
BOLI income	67	74	(7)
Lease income	57	38	19
Other	49	36	13

	$662	$590	$72

Non-Interest Expense

Non-interest expense was $2.7 million in the first quarter of 2011, an increase of $162,000, or 6.4%, from $2.5 million in the same quarter of 2010.  Salaries and benefit expenses increased $205,000, or 18.6% over the previous year.  We expensed $131,000 in the first quarter to adopt a new paid time off (PTO) policy as of January 1, 2011, which allows employees to accrue paid time off and carry forward into the following year.  The number of full time equivalent employees increased slightly from 89 to 90 over the past twelve months.  FDIC insurance premiums decreased $21,000 from the prior year and data processing expenses decreased $32,000.

The increases (decreases) in expense by major categories are as follows for the three months ended March 31, 2011 as compared to March 31, 2010:

	(Dollars in Thousands)
	March 31,	March 31,	Increase
	2011	2010	(Decrease)

Salaries and employee benefits	$1,306	$1,101	$205
Net occupancy expense	335	310	25
Equipment expense	141	161	(20)
Advertising and public relations	66	47	19
Professional and legal	114	116	(2)
Data processing services	176	208	(32)
FDIC insurance	103	124	(21)
Franchise shares and deposit tax	114	105	9
Postage and office supplies	35	39	(4)
Telephone and other communications	41	43	(2)
Other real estate owned expenses	50	70	(20)
Core deposit amortization	65	66	(1)
Other	158	152	6

Total	$2,704	$2,542	$162

Income Taxes

Income tax expense was calculated using our expected effective rate for 2011 and 2010.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2011 and 2010.  The effective tax rate for 2011 was 24.8%, compared to 17.5% for 2010.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

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

We do not have any beginning and ending unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the quarter ending March 31, 2011 related to unrecognized tax benefits.

We and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2006.

Balance Sheet Review

Overview

Total assets at March 31, 2011 were $361.0 million, up $11.3 million, or 3.2%, from $349.7 million at December 31, 2010.  Loans increased $1.3 million, or 0.5%, from $268.3 million at December 31, 2010 to $269.6 million at March 31, 2011.  Deposits at March 31, 2011 were $301.3 million, an increase of $12.6 million, or 4.4%, compared to $288.7 million at December 31, 2010.

Loans

Loans increased $1.3 million, or 0.5%, from $268.3 million at December 31, 2010 to $269.6 million at March 31, 2011.  Total loans averaged $269.0 million for the first quarter of 2011, compared to $267.1 million for the fourth quarter of 2010, an increase of $1.9 million, or 0.7%.  We experienced an increase in commercial and agricultural loans during the first three months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2011		December 31, 2010
		% of Total Loans		% of Total Loans

Commercial and agricultural	$68,238	25.31%	$66,124	24.65%
Commercial real estate	117,982	43.76%	116,991	43.60%
Residential real estate	74,046	27.46%	75,514	28.14%
Consumer	9,361	3.47%	9,674	3.61%

	$269,627	100.00%	$268,303	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of March 31, 2011, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.4 million to $5.0 million.  The aggregate amount of these credit relationships was $66.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.4 million at March 31, 2011.

As of March 31, 2011, we had $16.5 million of participations in loans purchased from, and $20.1 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2011.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2011	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$32,290	$28,401	$7,547	$68,238
Commercial real estate	28,597	50,980	38,405	117,982
Residential real estate	6,794	21,346	45,906	74,046
Consumer	2,420	6,472	469	9,361

Total	$70,101	$107,199	$92,327	$269,627

Credit Quality and the Allowance for Loan Losses

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance remained stable at $5.0 million for March 31, 2011 and December 31, 2010, increasing from $4.1 million at March 31, 2010.

The following table sets forth an analysis of our allowance for loan losses for the quarters ended March 31, 2011 and 2010.

	(Dollars in Thousands)
	March 31,
	2011	2010

Balance at beginning of period	$5,001	$3,988
Provision for loan losses	225	400
Amounts charged off:
Commercial	187	107
Commercial real estate	—	164
Residential real estate	33	37
Consumer	15	9
Total loans charged off	235	317
Recoveries of amounts previously charged off:
Commercial	4	3
Commercial real estate	—	—
Residential real estate	5	8
Consumer	3	1
Total recoveries	12	12
Net charge-offs	223	305
Balance at end of period	$5,003	$4,083
Total loans, net of unearned income:
Average	$268,952	$264,862
At March 31	$269,627	$265,426
As a percentage of average loans:
Net charge-offs, annualized	0.34%	0.46%
Provision for loan losses, annualized	0.34%	0.60%

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2011	December 31, 2010
Non-performing loans	$1,131	$1,264
Non-performing assets	2,511	2,632
Allowance for loan losses	5,003	5,001
Non-performing assets to total assets	0.70%	0.75%
Net charge-offs to average total loans, annualized	0.34%	0.21%
Allowance for loan losses to non-performing loans	442.35%	395.96%
Allowance for loan losses to total loans	1.86%	1.86%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at March 31, 2011 consisted of $1.1 million of non-accrual loans and less than $1,000 of loans past due 90 days or more.  Of the non-accrual loans, $796,000 are loans secured by real estate in the process of collection, $325,000 are loans secured by real estate not in foreclosure, and $12,000 are consumer loans in the process of collection.  Non-performing assets also includes other real estate owned of three commercial properties totaling $896,000 and three residential properties and one building lot totaling $484,000.

The non-performing loan total at December 31, 2010 consisted of 22 non-accrual loans totaling $1.3 million, and six loans over 90 days past due totaling $2,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also includes other real estate owned of three commercial properties totaling $928,000 and three residential properties and one building lot totaling $440,000.

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

Summary of Loan Loss Experience

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	March 31, 2011		December 31, 2010
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$659	27.46%	$605	28.14%
Consumer and other loans	190	3.47%	200	3.61%
Commercial and agricultural	2,203	25.31%	3,211	24.65%
Commercial real estate	1,657	43.76%	902	43.60%
Unallocated	294	0.00%	83	0.00%

Total allowance for loan losses	$5,003	100.00%	$5,001	100.00%

We believe that the allowance for loan losses of $5.0 million at March 31, 2011 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $40.8 million for the first three months of 2011, compared to $39.4 million for 2010.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	March 31, 2011	December 31, 2010
U.S. Government agencies and government sponsored entities	$6,500	$6,516
Agency mortgage-backed securities: residential	15,279	13,704
Municipal securities	18,760	18,411
Other securities	1,000	900

Total available-for-sale securities	$41,539	$39,531

The table below presents the maturities and yield characteristics of securities as of March 31, 2011.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
March 31, 2011	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$2,499	$4,005	$—	$6,504	$6,500
Agency mortgage-backed securities: (1)	220	9,218	6,006	—	15,444	15,279
Municipal securities	448	2,793	7,944	7,049	18,234	18,760
Other Securities	—	—	—	1,863	1,863	1,000
Total available-for-sale securities	$668	$14,510	$17,955	$8,912	$42,045	$41,539

Percent of total	1.6%	34.5%	42.7%	21.2%	100.0%
Weighted average yield(2)	5.36%	3.01%	3.79%	6.07%	4.05%

(1)                Agency mortgage-backed securities (residential) are grouped into average lives based on March 2011 prepayment projections.

(2)                The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

Other securities consist of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rate changes in the market and market illiquidity.  We do not intend to sell these securities and do not believe we will be required to sell these securities.

Deposits

Our primary source of funding for lending and investment activities results from customer and brokered deposits.  As of March 31, 2011, total deposits were $301.3 million, compared to total deposits of $288.7 million at December 31, 2010, an increase of $12.6 million or 4.4%.  Total deposits averaged $296.6 million during the first three months of 2011, an increase of $6.5 million, or 2.2%, compared to $290.1 million in the first three months of 2010.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  At March 31, 2011 and December 31, 2010, these brokered deposits totaled $18.8 million and $19.2 million, respectively.  At March 31, 2011 and December 31, 2010, these brokered deposits constituted approximately 6.2% and 6.6% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $68.3 million at March 31, 2011 compared to $66.3 million at December 31, 2010. Interest expense on time deposits of $100,000 or more was $397,000 for the first three months of 2011, compared to $556,000 for the first three months of 2010. Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates. The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2011.

(Dollars in Thousands)
March 31, 2011

Three months or less	$17,889
Over three through six months	10,818
Over six through twelve months	16,910
Over one year through three years	19,014
Over three years through five years	3,670
Over five years	—

Total	$68,301

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2011:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$15,000

At March 31, 2011, we had available collateral to borrow an additional $15.1 million from the FHLB.

Other Borrowings.

At March 31, 2011, we had established Federal Funds lines of credit totaling $21.4 million with four correspondent banks.  No amounts were drawn as of March 31, 2011.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.   Information regarding federal funds purchased and securities sold under repurchase agreements as of March 31, 2011, is presented below.

(Dollars in thousands)	March 31, 2011
Federal funds purchased and repurchase agreements:
Balance at period end	547
Weighted average rate at period end	.77%
Average balance during the three months ended March 31, 2011	718
Weighted average rate for the three months ending March 31, 2011	.89%
Maximum month-end balance	698

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2011 was 1.98%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity was $37.0 million on March 31, 2011, a decrease of $1.3 million, or 3.4%, from $38.3 million on December 31, 2010.  The decrease is due to the repayment of $2.2 million in Series A preferred stock less the increase in retained earnings.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2011.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of March 31, 2011 and December 31, 2010.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2011	December 31, 2010

Tier 1 leverage ratio	10.45%	10.98%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.75%	13.31%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.00%	14.57%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2011	December 31, 2010

Tier 1 leverage ratio	10.21%	9.99%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.46%	12.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.72%	13.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

As previously announced on February 16, 2011, the Company entered into a letter agreement with the United States Department of the Treasury pursuant to which the Company repurchased 63 of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $2.2 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

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

At March 31, 2011, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 3.76% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 1.46%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Apr 2011 - Mar 2012

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	15,160,310	2,002,347	15.22%
+300	14,411,133	1,253,170	9.52%
+200	13,652,501	494,538	3.76%
Base	13,157,963	0	0.00%
-200	12,966,086	-191,877	-1.46%

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

3.2                                 Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3. 1 of the Registrant’s Form 8-K dated June 5, 2007).

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

CITIZENS FIRST CORPORATION

Date:	May 6, 2011	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	May 6, 2011	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer