Form 10-Q
period 2011-06-30
CITIZENS FIRST CORP
filed 2011-08-08
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

1,968,777 shares of Common Stock, no par value, were outstanding at August 1, 2011.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	Unaudited June 30, 2011	December 31, 2010
Assets

Cash and due from financial institutions	$6,181	$4,435
Federal funds sold	10,140	10,376
Cash and cash equivalents	16,321	14,811
Available-for-sale securities	42,806	39,531
Loans held for sale	94	151
Loans, net of allowance for loan losses of $5,215 and $5,001 at June 30, 2011 and December 31, 2010, respectively	264,454	263,302
Premises and equipment, net	10,068	10,352
Bank owned life insurance (BOLI)	7,186	7,051
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,916	1,940
Deferred income taxes	3,464	3,677
Goodwill	2,575	2,575
Core deposit intangible	899	1,029
Other real estate owned	901	1,368
Other assets	1,351	1,919

Total Assets	$354,060	$349,731

Liabilities
Deposits
Noninterest bearing	38,174	$36,250
Savings, NOW and money market	78,629	72,612
Time	176,491	179,878

Total deposits	293,294	288,740
Securities sold under repurchase agreements	957	712
FHLB advances	15,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	325	350
Other liabilities	1,624	1,620

Total Liabilities	$316,200	$311,422

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at June 30, 2011 and December 31, 2010, respectively	7,659	7,659
5.0% Series A preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567 and $8,779 as of June 30, 2011, and December 31, 2010, respectively ; issued and outstanding 187 shares at June 30, 2011 and 250 shares at December 31, 2010, respectively	6,447	8,586
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2011 and December 31, 2010, respectively	27,072	27,072
Retained Earnings (deficit)	(3,421)	(4,357)
Accumulated other comprehensive income (loss)	103	(651)

Total stockholders’ equity	$37,860	$38,309

Total liabilities and stockholders’ equity	$354,060	$349,731

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Operations

	Three months ended (In Thousands, Except for Per Share Data)
	June 30, 2011	June 30, 2010
Interest and Dividend Income
Loans	$3,943	$4,096
Taxable securities	157	149
Non-taxable securities	183	183
Federal funds sold and other	35	27
Total interest and dividend income	4,318	4,455
Interest Expense
Deposits	984	1,245
FHLB advances	77	55
Subordinated debentures	25	25
Short-term borrowings	2	2
Total interest expense	1,088	1,327
Net Interest Income	3,230	3,128

Provision for Loan Losses	300	450

Net Interest Income After Provision for Loan Losses	2,930	2,678

Noninterest Income
Service charges on deposit accounts	334	440
Other service charges and fees	99	96
Gain on sale of mortgage loans	56	62
Non-deposit brokerage fees	60	33
Lease income	68	29
BOLI income	68	73
Gain on sale of investment securities	61	—
Other	14	11
Total noninterest income	760	744

Noninterest Expense
Salaries and employee benefits	1,201	1,121
Net occupancy expense	320	324
Equipment expense	143	164
Advertising and public relations	102	86
Professional fees	171	176
Data processing services	172	175
Franchise shares and deposit tax	114	129
Core deposit intangible amortization	65	66
Postage and office supplies	44	37
Telephone and other communication	36	51
Other real estate owned expenses	87	24
FDIC Insurance	112	124
Other	154	150
Total noninterest expense	2,721	2,627
Income Before Income Taxes	969	795

Income Taxes Expense	241	178
Net Income	$728	$617
Dividends and accretion on preferred stock	223	256

Net income available/attributable to common stockholders	$505	$361

Basic Income per Common Share	$0.26	$0.18

Diluted Income per Common Share	$0.25	$0.18

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Operations

	Six months ended (In Thousands, Except for Per Share Data)
	June 30, 2011	June 30, 2010
Interest and Dividend Income
Loans	$7,898	$8,065
Taxable securities	310	304
Non-taxable securities	361	366
Federal funds sold and other	68	53
Total interest and dividend income	8,637	8,788
Interest Expense
Deposits	1,982	2,489
FHLB advances	154	122
Subordinated debentures	49	48
Short-term borrowings	3	5
Total interest expense	2,188	2,664
Net Interest Income	6,449	6,124

Provision for Loan Losses	525	850

Net Interest Income After Provision for Loan Losses	5,924	5,274

Noninterest Income
Service charges on deposit accounts	655	766
Other service charges and fees	199	174
Gain on sale of mortgage loans	125	100
Non-deposit brokerage fees	88	55
Lease income	125	67
BOLI income	135	147
Gain on sale of investment securities	61	0
Other	34	25
Total noninterest income	1,422	1,334
Noninterest Expense
Salaries and employee benefits	2,507	2,222
Net occupancy expense	654	634
Equipment expense	284	325
Advertising and public relations	168	133
Professional fees	285	292
Data processing services	348	383
Franchise shares and deposit tax	228	234
Core deposit intangible amortization	131	132
Postage and office supplies	77	76
Telephone and other communication	79	94
Other real estate owned expenses	137	94
FDIC Insurance	215	248
Other	312	302
Total noninterest expense	5,425	5,169
Income Before Income Taxes	1,921	1,439

Income Taxes Expense	477	291
Net Income	$1,444	$1,148
Dividends and accretion on preferred stock	508	510

Net income available/attributable to common stockholders	$936	$638

Basic Income per Common Share	$0.47	$0.32

Diluted Income per Common Share	$0.46	$0.32

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

Dollars in thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income
Balance, January 1, 2010	$16,182	$27,072	$(5,873)	$(523)	$36,858
Net income			1,148		1,148	1,148
Accretion on Series A preferred stock	32		(32)
Change in unrealized gain (loss) on available for sale securities, net				362	362	362
Dividend declared and paid on preferred stock			(478)		(478)
Total comprehensive income						$1,510
Balance, June 30, 2010	$16,214	$27,072	$(5,235)	$(161)	$37,890

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income
Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309
Net income			1,444		1,444	1,444
Redemption of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	73		(73)		—
Change in unrealized gain (loss) on available for sale securities, net				754	754	754
Dividends declared and paid on preferred stock			(435)		(435)
Total comprehensive income						$2,198
Balance, June 30, 2011	$14,106	$27,072	$(3,421)	$103	$37,860

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	June 30, 2011	June 30, 2010
Net income	$1,444	$1,148
Items not requiring (providing) cash:
Depreciation and amortization	370	392
Provision for loan losses	525	850
Amortization of premiums and discounts on securities	101	19
Amortization of core deposit intangible	131	132
Deferred income taxes	(177)	45
Bank-owned life insurance	135	147
Proceeds from sale of mortgage loans held for sale	4,299	5,600
Origination of mortgage loans held for sale	(4,117)	(6,333)
Gains on sales of securities available for sale	(61)	—
Gains on sales of loans	(125)	(100)
Losses on sale of other real estate owned	91	81
Loss/(Gain) on sale premises and equipment	(9)	10
Changes in:
Interest receivable	24	21
Other assets	299	(62)
Interest payable and other liabilities	(21)	350
Net cash provided by operating activities	2,909	2,300
Investing Activities
Loan originations and payments, net	(2,079)	(2,268)
Purchase of premises and equipment	(89)	(141)
Proceeds from maturities of available-for-sale securities	6,583	15,847
Proceeds from sales of available-for-sale securities	1,100	—
Proceeds from sales of other real estate owned	778	131
Purchase of securities available-for-sale	(9,855)	(16,040)
Proceeds from sales of premises and equipment	11	0
Net cash provided by/(used in) investing activities	(3,551)	(2,471)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	7,941	(4,319)
Net change in time deposits	(3,387)	8,435
Partial Repayment of TARP preferred stock	(2,212)	—
Proceeds from FHLB advances	—	7,800
Repayment of FHLB advances	—	(10,800)
Net change in fed funds purchased and repurchase agreements	245	10
Dividends paid on preferred stock	(435)	(478)
Net cash provided by financing activities	2,152	648
Increase in Cash and Cash Equivalents	1,510	477
Cash and Cash Equivalents, Beginning of Year	14,811	9,756
Cash and Cash Equivalents, End of Quarter	$16,321	$10,233

Supplemental Cash Flows Information
Interest paid	$2,213	$2,686
Income taxes paid	270	—
Loans transferred to other real estate owned	402	423

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

Note 4 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U. S. government agencies and government sponsored entities	$5,565	$29	$—	$5,594
State and municipal	19,257	768	(4)	20,021
Agency mortgage-backed securities: residential	15,963	235	(7)	16,191
Trust preferred security	1,864	—	(864)	1,000
Total investment securities	$42,649	$1,032	$(875)	$42,806

December 31, 2010
U. S. government agencies and government sponsored entities	$6,510	$22	$(16)	$6,516
State and municipal	18,238	387	(214)	18,411
Agency mortgage-backed securities: residential	13,907	91	(294)	13,704
Trust preferred security	1,863	—	(963)	900
Total investment securities	$40,518	$500	$(1,487)	$39,531

The amortized cost and fair value of investment securities at June 30, 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2011
	(Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	1,168	1,168
Due from one to five years	7,395	7,578
Due from five to ten years	8,882	9,232
Due after ten years	9,241	8,637
Agency mortgage-backed: residential	15,963	16,191
Total	$42,649	$42,806

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:
Agency mortgage backed securities - residential	$1,956	$(7)	$—	$—	1,956	(7)
State and municipal	1,136	(4)	—	—	1,136	(4)
Trust preferred security	—	—	1,000	(864)	1,000	(864)
Total temporarily impaired	$3,092	$(11)	$1,000	$(864)	$4,092	$(875)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010:
U.S. government agencies and government sponsored entities	$1,982	$(16)	$—	$—	$1,982	$(16)
Agency mortgage backed securities - residential	10,238	(294)	—	—	10,238	(294)
State and municipal	6,432	(214)	—	—	6,432	(214)
Trust preferred security	—	—	900	(963)	900	(963)
Total temporarily impaired	$18,652	$(524)	$900	$(963)	$19,552	$(1,487)

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

As of June 30, 2011, our securities portfolio consisted of $42.8 million fair value of securities, $4.1 million, or 6 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  Current market conditions have allowed some increase in the fair market value of the trust preferred security at June 30, 2011; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed. This security is not considered to be other-than-temporarily impaired.

Note 5 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2011	December 31, 2010

Commercial	$69,396	$66,124
Commercial real estate:
Construction	15,400	15,423
Other	102,905	101,568
Residential real estate	72,784	75,514
Consumer:
Auto	4,638	4,932
Other	4,546	4,742
Total loans	269,669	268,303
Less allowance for loan losses	(5,215)	(5,001)
Net loans	$264,454	$263,302

The following table sets forth an analysis of our allowance for loan losses for the three months ending June 30, 2011 and 2010.

	(Dollars in Thousands)
	June 30,
	2011	2010
Balance at beginning of period	$5,001	$4,083
Provision for loan losses	300	450
Amounts charged off:
Commercial	—	13
Commercial real estate	—	3
Residential real estate	89	152
Consumer	11	37
Total loans charged off	100	205
Recoveries of amounts previously charged off:
Commercial	8	122
Commercial real estate	—	6
Residential real estate	—	—
Consumer	3	2
Total recoveries	11	130
Net charge-offs	89	75
Balance at end of period	$5,215	$4,458

The following table sets forth an analysis of our allowance for loan losses for the six months ending June 30, 2011 and 2010.

	(Dollars in Thousands)
	June 30,
	2011	2010
Balance at beginning of period	$5,001	$3,988
Provision for loan losses	525	850
Amounts charged off:
Commercial	187	119
Commercial real estate	—	167
Residential real estate	121	190
Consumer	27	45
Total loans charged off	335	521
Recoveries of amounts previously charged off:
Commercial	12	125
Commercial real estate	—	6
Residential real estate	6	8
Consumer	6	3
Total recoveries	24	142
Net charge-offs	311	380
Balance at end of period	$5,215	$4,458

As of June 30, 2011 and December 31, 2010, accrued interest receivable of $1.6 million and $1.7 million, respectively, and net deferred loan fees of $99 thousand and $88 thousand, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2011 and December 31, 2010.

	(Dollars In Thousands)
June 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$931	$1,040	$388	$6	$1	$—	$2,366
Collectively evaluated	1,278	666	438	85	55	326	2,849
Total ending allowance balance	$2,209	$1,706	$826	$91	$56	$326	$5,215
Loans:
Individually evaluated for impairment	$2,863	$3,628	$1,217	$12	$1	$—	$7,721
Collectively evaluated	66,533	114,677	71,567	4,626	4,545	—	261,948
Total ending allowance balance	$69,396	$118,305	$72,784	$4,638	$4,546	$—	$269,669

	(Dollars In Thousands)
December 31, 2010	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,064	$443	$157	$8	$1	$—	$2,673
Collectively evaluated	1,148	459	447	116	75	83	2,328
Total ending allowance balance	$3,212	$902	$604	$124	$76	$83	$5,001
Loans:
Individually evaluated for impairment	$6,468	$3,832	$434	$13	$1	$—	$10,748
Collectively evaluated	59,656	113,159	75,080	4,919	4,741	—	257,555
Total ending allowance balance	$66,124	$116,991	$75,514	$4,932	$4,742	$—	$268,303

Information on impaired loans for the three months ending June 30, 2011 and June 30, 2010 is as follows:

	(Dollars in Thousands)
	June 30, 2011	June 30, 2010
Average of individually impaired loans during the period:
Commercial	$2,956	$72
Commercial real estate:
Construction	—	2
Other	3,630	145
Residential real estate	953	309
Consumer:
Auto	12	12
Other	—	—
Total	7,551	540

Year to date information on impaired loans is as follows:

	(Dollars in Thousands)
	June 30, 2011	June 30, 2010
Average of individually impaired loans during the period:
Commercial	$4,666	$214
Commercial real estate:
Construction	95	169
Other	3,635	145
Residential real estate	825	295
Consumer:
Auto	13	13
Other	—	4
Total	9,234	840

Interest income recognized during impairment (three months ending June 30, 2011 and June 30, 2010):
Commercial	37	1
Commercial real estate:
Construction	—	—
Other	36	3
Residential real estate	7	3
Consumer:
Auto	—	—
Other	—	—
Total	80	7

Interest income recognized during impairment (six months ending June 30, 2011 and June 30, 2010):
Commercial	119	16
Commercial real estate
Construction	—	15
Other	114	77
Residential real estate	30	28
Consumer
Auto	1	1
Other	—	—
Total	264	137

For the three and six months ended June 30, 2011 and 2010, the Company did not recognize any interest income under the cash-basis method of accounting.

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010:

	(Dollars in Thousands) As of June 30, 2011
	Recorded Investment	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$91	$—
Commercial real estate:
Construction	—	—
Other	235	—
Residential real estate	293	—
Consumer:
Auto	1	—
Other	—	—
With an allowance recorded:
Commercial	2,772	931
Commercial real estate:
Construction	—	—
Other	3,392	1,040
Residential real estate	924	388
Consumer:
Auto	12	6
Other	1	1
Total	$7,721	$2,366

	(Dollars in Thousands) As of December 31, 2010
	Recorded Investment	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$4,178	$—
Commercial real estate:
Construction	191	—
Other	2,148	—
Residential real estate	131	—
Consumer:
Auto	—	—
Other	—	—
With an allowance recorded:
Commercial	2,290	2,064
Commercial real estate:
Construction	—	—
Other	1,493	443
Residential real estate	303	157
Consumer:
Auto	13	8
Other	1	1
Total	$10,748	$2,673

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans are summarized below:

	(Dollars in Thousands) As of June 30, 2011
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$308
Commercial real estate:
Construction	—	—
Other	—	1,726
Residential real estate	—	1,123
Consumer:
Auto	—	12
Other	—	1
Total	$—	$3,170

	(Dollars in Thousands) As of December 31, 2010
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$163
Commercial real estate:
Construction	—	191
Other	—	462
Residential real estate	—	434
Consumer:
Auto	—	11
Other	2	1
Total	$2	$1,262

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2011
Commercial	$—	$—	$309	$309	$69,087	$69,396
Commercial real estate:
Construction	—	—	—	—	15,400	15,400
Other	143	—	1,583	1,726	101,179	102,905
Residential real estate	130	109	937	1,176	71,608	72,784
Consumer:
Auto	16	3	11	30	4,608	4,638
Other	2	1	—	3	4,543	4,546
Total	$291	$113	$2,840	$3,244	$266,425	$269,669

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2010
Commercial	$25	$50	$113	$188	$65,936	$66,124
Commercial real estate:
Construction	191	—	—	191	15,232	15,423
Other	—	—	—	—	101,568	101,568
Residential real estate	216	—	196	412	75,102	75,514
Consumer:
Auto	10	5	2	17	4,915	4,932
Other	8	—	1	9	4,733	4,742
Total	$450	$55	$312	$817	$267,486	$268,303

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.9 million and $1.9 million as of June 30, 2011 and December 31, 2010, respectively.  The Company has no commitments to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	June 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$63,260	$50	$5,777	$309	$69,396
Commercial real estate:
Construction	15,400	—	—	—	15,400
Other	89,797	7,253	5,706	149	102,905
Residential real estate	71,629	—	829	325	72,784
Consumer
Auto	4,626	—	6	6	4,638
Other	4,538	—	7	1	4,546
Total	$249,250	$7,303	$12,326	$790	$269,669

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$56,124	$597	$9,265	$138	$66,124
Commercial real estate:
Construction	15,232	—	191	—	15,423
Other	86,565	9,039	5,964	—	101,568
Residential real estate	75,104	—	294	116	75,514
Consumer:
Auto	4,921	—	11	—	4,932
Other	4,733	—	9	—	4,742
Total	$242,679	$9,636	$15,734	$254	$268,303

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at June 30, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,594
State and municipal		20,021
Agency mortgage-backed securities -residential		16,191
Trust preferred security		1,000
Total investment securities	—	$42,806	—

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,516
State and municipal		18,411
Agency mortgage-backed securities -residential		13,704
Trust preferred security		900
Total investment securities	—	$39,531	—

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$1,841
Commercial real estate:
Construction			$—
Other			$2,352
Residential			$537
Consumer:
Auto			$5
Other			$—

Other real estate owned:
Commercial real estate			$537
Residential			$364

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$227
Commercial real estate:
Construction			$191
Other			$1,050
Residential			$145
Consumer:
Auto			$5
Other			$—

Other real estate owned:
Commercial real estate			$928
Residential			$440

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $7.1 million at June 30, 2011 with a valuation allowance of $2.4 million.  Impaired loans had a principal balance of $4.3 million at December 31, 2010, with a valuation allowance of $2.7 million.  A reduction in the provision for loan losses of $114,000 was recognized for the six months ended June 30, 2011 as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying value of $901,000 at June 30, 2011 and $1.4 million at December 31, 2010.  Total writedowns of other real estate owned year to date June 31, 2011 and 2010, were $99,000 and $80,000 respectively.

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	(Dollars in Thousands)
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$16,321	$16,321	$14,811	$14,811
Loans held for sale	94	96	151	153
Loans, net of allowance	259,719	264,236	261,684	262,718
Accrued interest receivable	1,916	1,916	1,940	1,940
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities
Deposits	$293,294	$294,444	$288,740	$289,706
Securities sold under repurchase agreements	957	957	712	712
FHLB advances	15,000	15,346	15,000	15,328
Subordinate debentures	5,000	3,179	5,000	3,179
Accrued interest payable	325	325	350	350

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

Note 7 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive. The following table reconciles the basic and diluted earnings per share computations for the quarters and six months ending June 30, 2011 and 2010.

	Quarter ended June 30, 2011			Quarter ended June 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$728			$617
Less: Dividends and accretion on preferred stock	(223)			(256)
Net income (loss) available to common shareholders	$505	1,968,777	$0.26	$361	1,968,777	$0.18

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	84,082		—	64,743

Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$505	2,052,859	$0.25	$361	2,033,520	$0.18

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,444			$1,148
Less: Dividends and accretion on preferred stock	(508)			(510)
Net income/(loss) available to common shareholders	$936	1,968,777	$0.47	$638	1,968,777	$0.32

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	88,368		—	49,420
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$936	2,057,145	$0.46	$638	2,018,197	$0.32

Stock options for 90,664 and 91,260 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2011 and 2010, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of June 30, 2011 and 2010.  Common stock warrants totaled 254,218.  88,368 and 49,420 warrants were dilutive as of June 30, 2011 and 2010, respectively, and included in the diluted earnings per share computation.

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

Recent Developments

As previously announced on June 2, 2011, we entered into a definitive agreement to purchase a banking center located in Bowling Green, Kentucky from Republic Bank & Trust Company (Republic), a subsidiary of Republic Bancorp, Inc. (NASDAQ:  RBCAA). The agreement provides that we will purchase certain fixed assets and outstanding loans and assume all deposits of the banking center. The transaction includes approximately $35 million in deposits and approximately $14.5 million in loans.  We also agreed to make employment offers to all branch-based employees of the banking center.  The transaction is subject to customary closing conditions, including regulatory approvals, and is anticipated to be completed during the third quarter of 2011.

Results of Operations

For the quarter ended June 30, 2011, we reported net income of $728,000 compared to net income of $617,000 in the second quarter of 2010, an increase of $111,000.  Net income available to common shareholders was $505,000 or, $0.25 per diluted common share this quarter, compared to net income available to common shareholders of

$361,000, or $0.18 per diluted common share for the second quarter of 2010.  Net income increased as a result of improved net interest income of $102,000 and a reduced provision for loan losses of $150,000.

For the six months ended June 30, 2011, the Company reported net income of $1.4 million, or $.46 per diluted common share.  This represents an increase of $296,000, or $0.14 per share, from the net income of $1.1 million in the previous year.  The increase in net income is primarily attributable to a decrease in the provision for loan losses of $325,000 and an increase in net interest income of $325,000, partially offset by an increase in non-interest expense of $256,000.

Our annualized return on average assets was .81% for the six months ended June 30, 2011, compared to .67% for the previous year.  The improvement in the return on average assets is due to the increase in net income.  Our annualized return on average equity was 7.76% for the six months ending June 30, 2011, compared to 6.17% for the six months ending June 30, 2010.

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

For the quarter ended June 30, 2011, net interest income was $3.2 million, an increase of $102,000, or 3.3%, from net interest income of $3.1 million for the comparable period in 2010.  Net interest income increased as a result of lower interest expense on deposits and borrowings of $239,000, partially offset by a decrease in interest income of $137,000. For the six months ended June 30, 2011, net interest income was $6.4 million, an increase of $325,000, or 5.3%, from net interest income of $6.1 million for the comparable period in 2010.

The net interest margin for the three months ended June 30, 2011 was 4.01%, compared to 4.08% in 2010.  This decrease of seven basis points is attributable to the decline in the average rate paid on interest-bearing liabilities of 41 basis points.  Our yield on earning assets (tax equivalent) for the current quarter was 5.32%, a decrease of 44 basis points from 5.76% in the same period a year ago.  The net interest margin for the six months ended June 30, 2011 was unchanged at 4.06%, compared to 2010.

The following table sets forth for the quarter and six months ended June 30, 2011 and 2010, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2011			2010
Quarter ended June 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$17,897	$13	0.28%	$6,167	$5	0.31%
Available-for-sale securities (1)
Taxable	23,971	157	2.63%	20,720	149	2.88%
Nontaxable (1)	18,837	277	5.90%	18,767	277	5.93%
Federal Home Loan Bank stock	2,025	22	4.45%	2,025	22	4.45%
Loans, net (2)	269,809	3,944	5.86%	269,058	4,096	6.11%
Total interest earning assets	332,538	4,413	5.32%	316,737	4,549	5.76%
Non-interest earning assets	27,483			32,771
Total Assets	$363,007			$349,508

Interest-bearing liabilities:
Interest-bearing transaction accounts	$69,030	$95	0.55%	$65,205	$91	0.57%
Savings accounts	11,235	8	0.30%	9,701	7	0.28%
Time deposits	181,585	881	1.98%	185,129	1,148	2.49%
Total interest-bearing deposits	261,850	984	1.53%	260,035	1,246	1.92%
Short-term borrowings	0	0	0.00%	34	0	0.00%
Securities sold under repurchase agreements	776	1	0.88%	962	1	0.94%
FHLB borrowings	15,000	78	2.08%	6,808	55	3.24%
Subordinated debentures	5,000	25	1.98%	5,000	25	1.97%
Total interest-bearing liabilities	282,626	1,088	1.54%	272,839	1,327	1.95%
Non-interest bearing deposits	41,021			37,222
Other liabilities	1,937			1,682
Total liabilities	325,584			311,743
Stockholders’ equity	37,423			37,765
Total Liabilities and Stockholders’ Equity	$363,007			$349,508
Net interest income		$3,325			$3,222

Net interest spread (1)			3.88%			3.81%
Net interest margin (1) (3)			4.01%			4.08%
Return on average assets ratio			0.80%			0.71%
Return on average equity ratio			7.80%			6.55%
Average equity to assets ratio			10.31%			10.81%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2011			2010
Six months ended June 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$16,428	$23	0.28%	$5,219	$8	0.29%
Available-for-sale securities (1)
Taxable	23,289	310	2.68%	20,656	304	2.94%
Nontaxable (1)	18,538	548	5.96%	18,787	555	5.96%
Federal Home Loan Bank stock	2,025	45	4.52%	2,025	45	4.52%
Loans, net (2)	269,383	7,898	5.91%	266,972	8,065	6.09%
Total interest earning assets	329,663	8,824	5.40%	313,659	8,977	5.77%
Non-interest earning assets	30,358			32,945
Total Assets	$360,021			$346,604

Interest-bearing liabilities:
Interest-bearing transaction accounts	$67,914	$186	0.55%	$65,220	$181	0.57%
Savings accounts	10,884	16	0.30%	9,530	13	0.28%
Time deposits	181,729	1,779	1.97%	182,528	2,295	2.54%
Total interest-bearing deposits	260,527	1,981	1.53%	257,278	2,489	1.98%
Short-term borrowings	0	0	0.00%	18	0	0.00%
Securities sold under repurchase agreements	747	3	0.89%	936	5	0.94%
FHLB borrowings	15,000	154	2.08%	7,735	122	3.19%
Subordinated debentures	5,000	49	1.96%	5,000	48	1.92%
Total interest-bearing liabilities	281,272	2,188	1.57%	270,967	2,664	1.98%
Non-interest bearing deposits	39,238			36,427
Other liabilities	1,976			1,659
Total liabilities	322,488			309,053
Stockholders’ equity	37,533			37,551
Total Liabilities and Stockholders’ Equity	$360,021			$346,604
Net interest income		$6,636			$6,313

Net interest spread (1)			3.83%			3.79%
Net interest margin (1) (3)			4.06%			4.06%
Return on average assets ratio			0.81%			0.67%
Return on average equity ratio			7.76%			6.17%
Average equity to assets ratio			10.43%			10.83%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2011 and 2010.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30, 2011 Vs. 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(3)	$18	$15
Available-for-sale-securities:
Taxable	(33)	39	6
Nontaxable (1)	—	(7)	(7)
FHLB stock	—	—	—
Loans, net	(238)	73	(165)
Total net change in income on interest-earning assets	(273)	122	(151)
Interest-bearing liabilities:
Interest-bearing transaction accounts	(2)	7	5
Savings accounts	1	2	3
Time deposits	(505)	(10)	(515)
Securities sold under repurchase agreements	—	(1)	(1)
Federal funds purchased	—	—	—
FHLB borrowings	(83)	115	32
Subordinated debentures	1	—	1
Total net change in expense on interest-bearing liabilities	(588)	113	(475)

Net change in net interest income	$315	$9	$324

Percentage change	97.31%	2.69%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2011 was $300,000, or 0.11% of average loans, compared to $450,000, or 0.15% of average loans for the second quarter of 2010.  For the six months ended June 30, 2011 and 2010, the provision for loan losses was $525,000 and $850,000, respectively.  We had net charge-offs totaling $89,000 during the second quarter of 2011, compared to $75,000 during the second quarter of 2010, an increase of 18.6%.  The decrease in the provision for loan losses is due to the low level of net charge-offs and the current balance of the allowance for loan losses.

Non-Interest Income

Non-interest income for the three months ended June 30, 2011 increased $16,000, or 2.1%, compared to the three months ended June 30, 2010, primarily due to an increase in gains from sale of investment securities of $61,000.  Rental income increased $39,000 from the prior year, while services charges on deposit accounts declined $105,000.

Non-interest income for the six months ended June 30, 2011 and 2010, respectively, was $1.4 million and $1.3 million, an increase of $88,000, or 6.6%.  Gains on the sale of investment securities increased $61,000, while rental income increased $58,000.  Service charges on deposit accounts decreased $111,000 from the prior year.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2011 increased $94,000, or 3.5%, compared to the three months ended June 30, 2010, primarily due to an increase in salaries and benefit expenses totaling $80,000.  Other real estate expenses increased $63,000 from the prior year.

Non-interest expense was $5.4 million for the six months ended June 30, 2011, an increase of $256,000, or 5.0%, from $5.2 million in the same period of 2010.  Salaries and benefit expenses increased $285,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2011 and 2010.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2011 and 2010.  The effective tax rate for 2011 was 24.8%, compared to 20.2% for 2010.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

We evaluate the realizability of our deferred tax assets on a quarterly basis as warranted.  In performing our analysis, we consider all information currently available, both positive and negative, in determining whether the deferred tax asset will be realized.  We establish a valuation allowance when it is more likely than not that a recorded tax benefit is not expected to be realized.  At this time, we have determined that a valuation allowance on our deferred tax assets is not considered necessary.  We have determined that future taxable income will be available to absorb existing deferred tax assets.

We do not have any beginning and ending unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the quarter ending June 30, 2011 related to unrecognized tax benefits.

Citizens First Corporation and its subsidiaries file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2007.

Balance Sheet Review

Overview

Total assets at June 30, 2011 were $354.1 million, up $4.4 million, or 1.3%, from $349.7 million at December 31, 2010.  Loans increased $1.4 million, or 0.5%, from $268.3 million at December 31, 2010 to $269.7 million at June 30, 2011.  Total loans averaged $269.8 million for the second quarter of 2011, compared to $269.0 million for the first quarter of 2011, an increase of $0.8 million, or 0.3%.  Deposits at June 30, 2011 were $293.3 million, an increase of $4.6 million, or 1.6%, compared to $288.7 million at December 31, 2010.  Total deposits averaged $302.9 million for the second quarter of 2011, compared to $296.6 million for the first quarter of 2011, an increase of $6.3 million, or 2.1%.  Brokered deposits were reduced by $4.9 million during the second quarter to $8.2 million.

Loans

Loans increased $1.4 million, or 0.5%, from $268.3 million at December 31, 2010 to $269.7 million at June 30, 2011.  Total loans averaged $269.4 million for the period ending June 30, 2011, compared to $266.7 million for the period ended December 31, 2010, an increase of $2.7 million, or 1.0%.  We experienced an increase in commercial and agricultural loans and commercial real estate during the first six months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2011		December 31, 2010
		% of Total Loans		% of Total Loans

Commercial and agricultural	$69,396	25.73%	$66,124	24.65%
Commercial real estate	118,305	43.87%	116,991	43.60%
Residential real estate	72,784	26.99%	75,514	28.14%
Consumer	9,184	3.41%	9,674	3.61%

	$269,669	100.00%	$268,303	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2011, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.4 million to $5.0 million.  The aggregate amount of these credit relationships was $68.2 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2011.

As of June 30 2011, we had $17.0 million of participations in loans purchased from, and $18.2 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2011.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of June 30, 2011	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$34,040	$28,632	$6,724	$69,396
Commercial real estate	24,767	56,103	37,435	118,305
Residential real estate	5,928	21,117	45,739	72,784
Consumer	2,627	6,222	335	9,184

Total	$67,362	$112,074	$90,233	$269,669

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance totaled $5.2 million at June 30, 2011, increasing from $5.0 million at December 31, 2010, and $4.4 million at June 30, 2010.

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2011 and 2010.

	(Dollars in Thousands)
	June 30,
	2011	2010

Balance at beginning of period	$5,001	$3,988
Provision for loan losses	525	850
Amounts charged off:
Commercial	187	119
Commercial real estate	—	167
Residential real estate	121	190
Consumer	27	45
Total loans charged off	335	521

Recoveries of amounts previously charged off:
Commercial	12	125
Commercial real estate	—	6
Residential real estate	6	8
Consumer	6	3
Total recoveries	24	142

Net charge-offs	311	380

Balance at end of period	$5,215	$4,458
Total loans, net of unearned income:
YTD Average	$269,383	$266,972
At June 30	$269,669	$265,386
As a percentage of YTD average loans:
Net charge-offs, annualized	0.23%	0.28%
Provision for loan losses, annualized	0.39%	0.64%

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2011	December 31, 2010
Non-performing loans	$3,170	$1,264
Non-performing assets	4,072	2,632
Allowance for loan losses	5,215	5,001
Non-performing assets to total assets	1.15%	0.75%
Net charge-offs YTD to average YTD total loans, annualized	0.23%	0.21%
Allowance for loan losses to non-performing loans	164.48%	395.96%
Allowance for loan losses to total loans	1.93%	1.86%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at June 30, 2011 consisted of $3.2 million of non-accrual loans and less than $1,000 of loans past due 90 days or more.  Of the non-accrual loans, $1,115,000 are loans secured by real estate in the process of collection, $1,734,000 are loans secured by real estate not in foreclosure, $309,000 are commercial loans in the process of collection, and $13,000 are consumer loans in the process of collection.  Non-performing assets also includes other real estate owned of two commercial properties totaling $537,000 and three residential properties and one building lot totaling $364,000.

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

The Company reported total impaired loans of $7.7 million and $10.7 million as of June 30, 2011 and December 31, 2010, respectively.  The decrease in impaired loans during the period is primarily attributed to one large credit totaling $2.7 million that is no longer measured for impairment.

The Company reported total troubled debt restructurings of $1.9 million and $1.9 million as of June 30, 2011 and December 31, 2010, respectively.  The Company has no commitments to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	June 30, 2011		December 31, 2010
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$826	26.99%	$605	28.14%
Consumer and other loans	147	3.41%	200	3.61%
Commercial and agricultural	2,209	25.73%	3,211	24.65%
Commercial real estate	1,706	43.87%	902	43.60%
Unallocated	326	0.00%	83	0.00%

Total allowance for loan losses	$5,215	100.00%	$5,001	100.00%

We believe that the allowance for loan losses of $5.2 million at June 30, 2011 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.

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

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $41.8 million for the first six months of 2011, compared to $39.4 million for 2010.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	June 30, 2011	December 31, 2010
U.S. Government agencies and government sponsored entities	$5,594	$6,516
Agency mortgage-backed securities: residential	16,191	13,704
Municipal securities	20,021	18,411
Other securities	1,000	900

Total available-for-sale securities	$42,806	$39,531

The table below presents the maturities and yield characteristics of securities as of June 30, 2011.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
June 30, 2011	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$4,545	$1,020	$—	$5,565	$5,594
Agency mortgage-backed securities: (1)	178	12,808	2,977	—	15,963	16,191
Municipal securities	1,168	2,849	7,863	7,377	19,257	20,021
Other Securities	—	—	—	1,864	1,864	1,000

Total available-for-sale securities	$1,346	$20,202	$11,860	$9,241	$42,649	$42,806

Percent of total	3.1%	47.4%	27.8%	21.7%	100.0%
Weighted average yield(2)	8.08%	2.72%	4.19%	6.01%	4.03%

(1)                Agency mortgage-backed securities (residential) are grouped into average lives based on June 2011 prepayment projections.

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

Deposits

Our primary source of funding for lending and investment activities results from customer and brokered deposits.  As of June 30, 2011, total deposits were $293.3 million, compared to total deposits of $288.7 million at December 31, 2010, an increase of $4.6 million or 1.6%.  Total deposits averaged $299.8 million during the first six months of 2011, an increase of $6.1 million, or 2.1%, compared to $293.7 million in the first six months of 2010.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  At June 30, 2011 and December 31, 2010, these brokered deposits totaled $8.2 million and $19.2 million, respectively.  At June 30, 2011 and December 31, 2010, these brokered deposits constituted approximately 2.8% and 6.6% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $59.5 million at June 30, 2011 compared to $66.3 million at December 31, 2010. Interest expense on time deposits of $100,000 or more was $797,000 for the first six months of 2011, compared to $1.0 million for the first six months of 2010. Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates. The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2011.

(Dollars in Thousands)
June 30, 2011
Three months or less	$11,021
Over three through six months	11,555
Over six through twelve months	18,825
Over one year through three years	14,405
Over three years through five years	3,694
Over five years	—

Total	$59,500

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2011:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000

			$15,000

At June 30, 2011, we had available collateral to borrow an additional $14.9 million from the FHLB.

Other Borrowings.

At June 30, 2011, we had established Federal Funds lines of credit totaling $21.7 million with four correspondent banks.  No amounts were drawn as of June 30, 2011.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at the Bank’s discretion and is based on a tiered balance calculation.   Information regarding federal funds purchased and securities sold under repurchase agreements as of June 30, 2011, is presented below.

(Dollars in thousands)	June 30, 2011
Federal funds purchased and repurchase agreements:
Balance at period end	957
Weighted average rate at period end	.96%
Average balance during the six months ended June 30, 2011	747
Weighted average rate for the six months ending June 30, 2011	.89%
Maximum month-end balance	957

We issued $5.0 million in subordinated debentures in October, 2006 in conjunction with the acquisition of Kentucky Banking Centers.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2011 was 1.95%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity was $37.9 million on June 30, 2011, a decrease of $449,000, or 1.2%, from $38.3 million on December 31, 2010.  The decrease is due to the repayment of $2.2 million in Series A preferred stock less the increase in retained earnings and the change in accumulated other comprehensive income.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2011.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of June 30, 2011 and December 31, 2010.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2011	December 31, 2010
Tier 1 leverage ratio	10.55%	10.98%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	13.28%	13.31%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.53%	14.57%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 31, 2011	December 31, 2010
Tier 1 leverage ratio	10.40%	9.99%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	13.10%	12.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.36%	13.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the first quarter of 2011, the Company repurchased 63 of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $2.2 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

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

At June 30, 2011, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 0.96% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 0.70%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2011 - June 2012

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	14,456,265	1,150,143	8.64%
+300	13,946,285	640,163	4.81%
+200	13,433,896	127,774	0.96%
Base	13,306,122	0	0.00%
-200	13,212,682	-93,440	-0.70%

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

PART II-OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

2                                          Branch Purchase and Assumption Agreement between Citizens First Bank, Inc. and Republic Bank and Trust Company dated June 1, 2011.

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

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                           Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2                           Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350.

101                              Interactive data files: (i) Consolidated Balance Sheets at June 30, 2011 and December 30, 2010, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2010, and June 30, 2011, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.**

*This certification shall not be deemed “filed” for purposes for Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	August 8, 2011	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	August 8, 2011	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer