Form 10-Q
period 2011-09-30
CITIZENS FIRST CORP
filed 2011-11-09
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

1,968,777 shares of Common Stock, no par value, were outstanding at November 4, 2011.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	Unaudited September 30, 2011	December 31, 2010
Assets
Cash and due from financial institutions	$7,385	$4,435
Federal funds sold	28,755	10,376
Cash and cash equivalents	36,140	14,811
Available-for-sale securities	44,848	39,531
Loans held for sale	—	151
Loans, net of allowance for loan losses of $4,932 and $5,001 at September 30, 2011 and December 31, 2010, respectively.	275,453	263,302
Premises and equipment, net	11,944	10,352
Bank owned life insurance (BOLI)	7,255	7,051
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	2,088	1,940
Deferred income taxes	3,304	3,677
Goodwill	4,102	2,575
Core deposit intangible	1,435	1,029
Other real estate owned	812	1,368
Other assets	1,366	1,919
Total Assets	$390,772	$349,731
Liabilities
Deposits
Noninterest bearing	36,886	36,250
Savings, NOW and money market	108,529	72,612
Time	184,146	179,878
Total deposits	329,561	288,740
Securities sold under repurchase agreements	—	712
FHLB advances	15,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	285	350
Other liabilities	2,139	1,620
Total Liabilities	$351,985	$311,422
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at September 30, 2011 and December 31, 2010, respectively	7,659	7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 187 shares at September 30, 2011 and 250 shares at December 31, 2010, respectively	6,459	8,586
Common stock, no par value, authorized 5,000,000 shares;issued and outstanding 1,968,777 shares at September 30, 2011 and December 31, 2010, respectively	27,072	27,072
Retained Earnings (deficit)	(2,876)	(4,357)
Accumulated other comprehensive income (loss)	473	(651)
Total stockholders’ equity	$38,787	$38,309
Total liabilities and stockholders’ equity	$390,772	$349,731

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	Three Months ended (In Thousands, Except Per Share Data)
	September 30, 2011	September 30, 2010
Interest and dividend income
Loans	$3,959	$4,049
Taxable securities	142	163
Non-taxable securities	182	182
Federal funds sold and other	30	30
Total interest and dividend income	4,313	4,424
Interest expense
Deposits	906	1,170
FHLB advances	79	60
Subordinated debentures	24	28
Short-term borrowings	2	2
Total interest expense	1,011	1,260
Net interest income	3,302	3,164
Provision for loan losses	300	375
Net interest income after provision for loan losses	3,002	2,789
Non-interest income
Service charges on deposit accounts	354	418
Other service charges and fees	118	116
Gain on sale of mortgage loans	90	95
Non-deposit brokerage fees	40	34
Lease income	68	44
BOLI income	69	74
Gain on sale of available-for-sale securities	13	0
Total non-interest income	752	781
Non-interest expenses
Salaries and employee benefits	1,240	1,154
Net occupancy expense	464	483
Advertising and public relations	84	73
Professional fees	225	145
Data processing services	183	178
Franchise shares and deposit tax	114	129
FDIC Insurance	35	112
Core deposit intangible amortization	65	66
Postage and office supplies	47	47
Telephone and other communication	41	45
Other real estate owned expenses	21	100
Other	202	173
Total non-interest expenses	2,721	2,705
Income before income taxes	1,033	865
Provision for income taxes	263	207
Net income	$770	$658
Dividends and accretion on preferred stock	225	257
Net income available for common stockholders	$545	$401
Basic earnings per common share	$0.27	$0.21
Diluted earnings per common share	$0.26	$0.20

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	Nine Months ended (In Thousands, Except Per Share Data)
	September 30, 2011	September 30, 2010
Interest and dividend income
Loans	$11,857	$12,114
Taxable securities	452	466
Non-taxable securities	543	549
Federal funds sold and other	98	83
Total interest and dividend income	12,950	13,212
Interest expense
Deposits	2,888	3,660
FHLB advances	233	183
Subordinated debentures	73	75
Short-term borrowings	5	6
Total interest expense	3,199	3,924
Net interest income	9,751	9,288
Provision for loan losses	825	1,225
Net interest income after provision for loan losses	8,926	8,063
Non-interest income
Service charges on deposit accounts	1,009	1,184
Other service charges and fees	351	315
Gain on sale of mortgage loans	215	194
Non-deposit brokerage fees	128	90
Lease income	193	111
BOLI income	204	221
Gain on sale of available-for-sale securities	74	0
Total non-interest income	2,174	2,115
Non-interest expenses
Salaries and employee benefits	3,746	3,376
Net occupancy expense	1,402	1,442
Advertising and public relations	252	206
Professional fees	510	437
Data processing services	531	560
Franchise shares and deposit tax	342	363
FDIC Insurance	250	361
Core deposit intangible amortization	196	198
Postage and office supplies	126	123
Telephone and other communication	118	138
Other real estate owned expenses	159	194
Other	514	476
Total non-interest expenses	8,146	7,874
Income before income taxes	2,954	2,304
Provision for income taxes	740	498
Net income	$2,214	$1,806
Dividends and accretion on preferred stock	733	767
Net income available for common stockholders	$1,481	$1,039
Basic earnings per common share	$0.75	$0.53
Diluted earnings per common share	$0.72	$0.52

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

Dollars in thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income
Balance, January 1, 2010	$16,182	$27,072	$(5,873)	$(523)	$36,858
Net income			1,806		1,806	1,806
Accretion on Series A preferred stock	32		(32)		—
Change in unrealized gain (loss) on available for sale securities, net				675	675	675
Dividend declared and paid on preferred stock			(719)		(719)
Total comprehensive income						$2,481
Balance, September 30, 2010	$16,214	$27,072	$(4,818)	$152	$38,620

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Total Comprehensive Income
Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309
Net income			2,214		2,214	2,214
Redemption of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	85		(85)		—
Change in unrealized gain (loss) on available for sale securities, net				1,124	1,124	1,124
Dividend declared and paid on preferred stock			(648)		(648)

Total comprehensive income						$3,338
Balance, September 30, 2011	$14,118	$27,072	$(2,876)	$473	$38,787

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	September 30, 2011	September 30, 2010
Operating Activities
Net income	$2,214	$1,806
Items not requiring (providing) cash:
Depreciation and amortization	543	584
Provision for loan losses	825	1,225
Amortization of premiums and discounts on securities	157	32
Amortization of core deposit intangible	196	198
Deferred income taxes	(207)	(284)
Bank-owned life insurance	(204)	(221)
Proceeds from sale of mortgage loans held for sale	8,805	11,337
Origination of mortgage loans held for sale	(8,438)	(11,691)
Gains on sales of available-for- sale securities	(74)	0
Gains on sales of loans	(215)	(194)
Losses on sale of other real estate owned	139	162
Loss/(Gain) on sale premises and equipment	(13)	9
Changes in:
Interest receivable	(93)	(42)
Other assets	552	978
Interest payable and other liabilities	351	668
Net cash provided by operating activities	4,538	4,567
Investing Activities
Loan originations and payments, net	(551)	(1,196)
Purchase of premises and equipment	(235)	(230)
Proceeds from maturities of available-for-sale securities	10,264	(24,625)
Proceeds from sales of available-for-sale securities	1,464	26,161
Purchase of branch	15,860	0
Proceeds from sales of other real estate owned	1,100	170
Purchase of available-for-sale securities	(15,424)	0
Proceeds from sales of premises and equipment	15	27
Net cash provided by investing activities	12,493	307
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	11,863	(7,144)
Net change in time deposits	(3,993)	7,940
Partial Repayment of TARP preferred stock	(2,212)	0
Proceeds from FHLB advances	0	7,800
Repayment of FHLB advances	0	(10,800)
Net change in fed funds purchased and repurchase agreements	(712)	(14)
Dividends paid on preferred stock	(648)	(719)
Net cash provided by financing activities	4,298	(2,937)
Increase in Cash and Cash Equivalents	21,329	1,937
Cash and Cash Equivalents, Beginning of Year	14,811	9,756
Cash and Cash Equivalents, End of Quarter	$36,140	$11,693

Supplemental Cash Flows Information
Interest paid	$3,264	$3,978
Income taxes paid	$505	$130
Loans transferred to other real estate owned	$684	$461

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

Effect of newly issued accounting standards:

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

In September 2011, the FASB issued ASU No 2011-08, “Intangibles — Goodwill and Other (Topic 350), Testing Goodwill for Impairment.”  The provisions of ASU No 2011-08 provide guidance on goodwill impairment testing.  The provisions of ASU No 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU no 2011-08 is not expected to have a material impact on the Company’s statements of income and condition.

Note 4 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2011
U. S. government agencies and government sponsored entities	$7,571	$30	$(6)	$7,595
State and municipal	19,295	1,203	—	20,498
Agency mortgage-backed securities: residential	15,401	404	—	15,805
Trust preferred security	1,864	—	(914)	950

Total investment securities	$44,131	$1,637	$(920)	$44,848

December 31, 2010
U. S. government agencies and government sponsored entities	$6,510	$22	$(16)	$6,516
State and municipal	18,238	387	(214)	18,411
Agency mortgage-backed securities: residential	13,907	91	(294)	13,704
Trust preferred security	1,863	—	(963)	900

Total investment securities	$40,518	$500	$(1,487)	$39,531

The amortized cost and fair value of investment securities at September 30, 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2011 (Dollars in Thousands) Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	—	—
Due from one to five years	7,594	7,808
Due from five to ten years	11,269	11,863
Due after ten years	9,867	9,372
Agency mortgage-backed: residential	15,401	15,805

Total	$44,131	$44,848

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2011:
Agency mortgage backed securities - residential	$1,013	$(6)	$—	$—	1,013	(6)
Trust preferred security	—	—	950	(914)	950	(914)

Total temporarily impaired	$1,013	$(6)	$950	$(914)	$1,963	$(920)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010:
U.S. government agencies and government sponsored entities	$1,982	$(16)	$—	$—	$1,982	$(16)
Agency mortgage backed securities - residential	10,238	(294)	—	—	10,238	(294)
State and municipal	6,432	(214)	—	—	6,432	(214)
Trust preferred security	—	—	900	(963)	900	(963)

Total temporarily impaired	$18,652	$(524)	$900	$(963)	$19,552	$(1,487)

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

As of September 30, 2011, our securities portfolio consisted of $44.8 million fair value of securities, $2.0 million, or 2 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at September 30, 2011, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 5 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2011	December 31, 2010

Commercial	$64,128	$66,124
Commercial real estate:
Construction	12,672	15,423
Other	112,196	101,568
Residential real estate	82,351	75,514
Consumer:
Auto	4,079	4,932
Other	4,959	4,742
Total loans	280,385	268,303
Less allowance for loan losses	(4,932)	(5,001)

Net loans	$275,453	$263,302

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2011 and 2010.

	(Dollars in Thousands)
	September 30,
	2011	2010

Balance at beginning of period	$5,215	$4,458
Provision for loan losses	300	375
Amounts charged off:
Commercial	325	12
Commercial real estate	194	—
Residential real estate	86	76
Consumer	17	19
Total loans charged off	622	107
Recoveries of amounts previously charged off:
Commercial	1	104
Commercial real estate	—	—
Residential real estate	32	8
Consumer	6	1
Total recoveries	39	113
Net charge-offs	583	(6)
Balance at end of period	$4,932	$4,839

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2011 and 2010.

	(Dollars in Thousands)
	September 30,
	2011	2010

Balance at beginning of period	$5,001	$3,988
Provision for loan losses	825	1,225
Amounts charged off:
Commercial	512	131
Commercial real estate	194	167
Residential real estate	207	265
Consumer	44	65
Total loans charged off	957	628
Recoveries of amounts previously charged off:
Commercial	14	229
Commercial real estate	—	6
Residential real estate	37	16
Consumer	12	4
Total recoveries	63	255
Net charge-offs	894	373
Balance at end of period	$4,932	$4,839

As of September 30, 2011 and December 31, 2010, accrued interest receivable of $1.8 million and $1.7 million, respectively, and net deferred loan fees of $110 thousand and $88 thousand, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2011 and December 31, 2010.

	(Dollars In Thousands)
September 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$707	$891	$339	$2	$4	$—	$1,943
Collectively evaluated	1,315	772	483	73	63	282	2,989
Total ending allowance balance	$2,022	$1,663	$822	$75	$67	$282	$4,932

Loans:
Individually evaluated for impairment	$2,763	$3,313	$860	$2	$4	$—	$6,942
Collectively evaluated	61,365	121,555	81,491	4,077	4,955	—	273,443
Total ending allowance balance	$64,128	$124,868	$82,351	$4,079	$4,959	$—	$280,385

	(Dollars In Thousands)
December 31, 2010	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Auto	Consumer Other	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,064	$443	$157	$8	$1	$—	$2,673
Collectively evaluated	1,148	459	447	116	75	83	2,328
Total ending allowance balance	$3,212	$902	$604	$124	$76	$83	$5,001

Loans:
Individually evaluated for impairment	$6,468	$3,832	$434	$13	$1	$—	$10,748
Collectively evaluated	59,656	113,159	75,080	4,919	4,741	—	257,555
Total ending allowance balance	$66,124	$116,991	$75,514	$4,932	$4,742	$—	$268,303

Information on impaired loans for the three months ending September 30, 2011 and September 30, 2010 is as follows:

	(Dollars in Thousands)
	September 30, 2011	September 30, 2010
Average of individually impaired loans during the period:
Commercial	$2,813	$52
Commercial real estate:
Construction	—	—
Other	3,470	523
Residential real estate	1,038	237
Consumer:
Auto	7	4
Other	3	1
Total	7,331	817

Year to date information on impaired loans is as follows:

	(Dollars in Thousands)
	September 30, 2011	September 30, 2010
Average of individually impaired loans during the period:
Commercial	$4,616	$188
Commercial real estate:
Construction	95	169
Other	3,477	501
Residential real estate	647	336
Consumer:
Auto	8	9
Other	2	4
Total	8,845	1,207

Interest income recognized during impairment (three months ending September 30, 2011 and September 30, 2010):
Commercial	126	—
Commercial real estate:
Construction	—	—
Other	33	15
Residential real estate	13	4
Consumer:
Auto	—	—
Other	—	—
Total	172	19

Interest income recognized during impairment (nine months ending September 30, 2011 and September 30, 2010):
Commercial	253	16
Commercial real estate
Construction	—	15
Other	147	91
Residential real estate	43	31
Consumer
Auto	1	1
Other	—	—
Total	444	154

For the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any interest income under the cash-basis method of accounting.

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010:

	(Dollars in Thousands) As of September 30, 2011
	Recorded Investment	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$73	$—
Commercial real estate:
Construction	—	—
Other	232	—
Residential real estate	255	—
Consumer:
Auto	—	—
Other	—	—
With an allowance recorded:
Commercial	2,690	707
Commercial real estate:
Construction	—	—
Other	3,081	891
Residential real estate	605	339
Consumer:
Auto	2	2
Other	4	4
Total	$6,942	$1,943

	(Dollars in Thousands) As of December 31, 2010
	Recorded Investment	Allowance For Loan Losses Allocated

With no related allowance recorded:
Commercial	$4,178	$—
Commercial real estate:
Construction	191	—
Other	2,148	—
Residential real estate	131	—
Consumer:
Auto	—	—
Other	—	—
With an allowance recorded:
Commercial	2,290	2,064
Commercial real estate:
Construction	—	—
Other	1,493	443
Residential real estate	303	157
Consumer:
Auto	13	8
Other	1	1
Total	$10,748	$2,673

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans are summarized below:

	(Dollars in Thousands) As of September 30, 2011
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$—
Commercial real estate:
Construction	—	—
Other	—	1,411
Residential real estate	—	860
Consumer:
Auto	—	2
Other	—	4
Total	$—	$2,277

	(Dollars in Thousands) As of December 31, 2010
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$163
Commercial real estate:
Construction	—	191
Other	—	462
Residential real estate	—	434
Consumer:
Auto	—	11
Other	2	1
Total	$2	$1,262

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Commercial	$140	$—	$—	$140	$63,988	$64,128
Commercial real estate:
Construction	—	—	—	—	12,672	12,672
Other	466	—	1,272	1,738	110,458	112,196
Residential real estate	276	10	464	750	81,601	82,351
Consumer:
Auto	6	—	2	8	4,071	4,079
Other	3	4	—	7	4,951	4,958
Total	$891	$14	$1,738	$2,643	$277,742	$280,385

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2010
Commercial	$25	$50	$113	$188	$65,936	$66,124
Commercial real estate:
Construction	191	—	—	191	15,232	15,423
Other	—	—	—	—	101,568	101,568
Residential real estate	216	—	196	412	75,102	75,514
Consumer:
Auto	10	5	2	17	4,915	4,932
Other	8	—	1	9	4,733	4,742
Total	$450	$55	$312	$817	$267,486	$268,303

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.9 million as of September 30, 2011 and December 31, 2010.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

During the period ending September 30, 2011, no additional loans were modified as troubled debt restructurings. The modification of the terms of such loans would include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

Specific allocations of $187,000 and $0 were reported for the troubled debt restructurings as of September 30, 2011 and December 31, 2010.  No payment defaults or charge offs were reported for troubled debt restructurings during the three and nine month periods ending September 30, 2011.

The terms of certain other loans were modified during the three and nine months ending September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending September 30, 2011 have a total recorded investment of $2.7 million as of September 30, 2011, while loans modified during the nine months ending September 30, 2011 have a total recorded investment of $3.1 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	September 30, 2011
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$58,172	$50	$5,906	—	$64,128
Commercial real estate:
Construction	12,672	—	—	—	12,672
Other	99,468	7,215	4,809	704	112,196
Residential real estate	81,539	—	672	140	82,351
Consumer
Auto	4,077	—	—	2	4,079
Other	4,952	—	7	—	4,959
Total	$263,880	$7,265	$11,394	$846	$280,385

	December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total

Commercial	$56,124	$597	$9,265	$138	$66,124
Commercial real estate:
Construction	15,232	—	191	—	15,423
Other	86,565	9,039	5,964	—	101,568
Residential real estate	75,104	—	294	116	75,514
Consumer:
Auto	4,921	—	11	—	4,932
Other	4,733	—	9	—	4,742
Total	$242,679	$9,636	$15,734	$254	$268,303

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at September 30, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,595
State and municipal		20,498
Agency mortgage-backed securities -residential		15,805
Trust preferred security		950
Total investment securities	—	$44,848	—

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,516
State and municipal		18,411
Agency mortgage-backed securities -residential		13,704
Trust preferred security		900
Total investment securities	—	$39,531	—

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$1,983
Commercial real estate:
Construction			$—
Other			$2,190
Residential			$267
Consumer:
Auto			$—
Other			$—

Other real estate owned:
Commercial real estate			$515
Residential			$297

	Fair Value Measurements at December 31, 2010 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$227
Commercial real estate:
Construction			$191
Other			$1,050
Residential			$145
Consumer:
Auto			$5
Other			$—

Other real estate owned:
Commercial real estate			$928
Residential			$440

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $6.4 million at September 30, 2011 with a valuation allowance of $1.9 million.  Impaired loans had a principal balance of $4.3 million at December 31, 2010, with a valuation allowance of $2.7 million.  A reduction in the provision for loan losses of $208,000 was recognized for the nine months ended September 30, 2011 as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $812,000 at September 30, 2011 and $1.4 million at December 31, 2010.  Total writedowns of other real estate owned year to date September 31, 2011 and 2010, were $128,000 and $161,000 respectively.

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	(Dollars in Thousands)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$36,140	$36,140	$14,811	$14,811
Loans held for sale	—	—	151	153
Loans, net of allowance	271,014	277,330	261,684	262,718
Accrued interest receivable	2,088	2,088	1,940	1,940
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities
Deposits	$329,561	$331,063	$288,740	$289,706
Securities sold under repurchase agreements	—	—	712	712
FHLB advances	15,000	15,428	15,000	15,328
Subordinate debentures	5,000	3,179	5,000	3,179
Accrued interest payable	285	285	350	350

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

Note 7 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters and nine months ending September 30, 2011 and 2010.

	Quarter ended September 30, 2011			Quarter ended September 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$770			$658
Less: Dividends and accretion on preferred stock	(225)			(257)
Net income (loss) available to common shareholders	$545	1,968,777	$0.27	$401	1,968,777	$0.21

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	64,470		—	65,558

Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$545	2,033,247	$0.26	$401	2,034,335	$0.20

	Nine months ended September 30, 2011			Nine months ended September 30, 2010
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$2,214			$1,806
Less: Dividends and accretion on preferred stock	(733)			(767)
Net income/(loss) available to common shareholders	$1,481	1,968,777	$0.75	$1,039	1,968,777	$0.53

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	81,176		—	55,298
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$1,481	2,049,953	$0.72	$1,039	2,024,075	$0.52

Stock options for 89,088 and 90,264 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2011 and 2010, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of September 30, 2011 and 2010.  Common stock warrants totaled 254,218.  81,176 and 55,298 warrants were dilutive as of September 30, 2011 and 2010, respectively, and included in the diluted earnings per share computation.

NOTE  8 — BRANCH ACQUISITION

On September 30, 2011, the Bank completed its acquisition of a banking office in Bowling Green, KY from Republic Bank & Trust Company, a subsidiary of Republic Bancorp, Inc.  The Bank acquired approximately $33 million in deposits and $13 million in loans, as well as the real estate and other fixed assets.  The Bank paid a deposit premium of 6.51%, or approximately $2.1 million.  The acquisition of the branch was a strategic move to increase Citizens’ presence in its current market area without a significant increase in its operating costs.  The acquisition resulted in approximately $1.5 million of goodwill and $602,000 in core deposit intangible.  The core deposit intangible will be amortized using an accelerated method.  The goodwill is not amortized for book purposes, but is deductible for tax purposes.

Net assets acquired via the branch acquisition is shown in the table below:

Loans, net	$13,109
Goodwill and other intangible assets	2,129
Fixed assets and other assets	1,957
Total assets acquired	33,055

Deposits	(32,951)
Other liabilities	(104)
Total liabilities assumed	(33,055)
Net cash received	$15,860

The above recognized amounts of loans, other assets, and other liabilities have been recorded at fair value.

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

Results of Operations

For the quarter ended September 30, 2011, we reported net income of $770,000 compared to net income of $658,000 in the third quarter of 2010, an increase of $112,000.  Net income available to common shareholders was $545,000 or, $0.26 per diluted common share this quarter, compared to net income available to common shareholders of $401,000, or $0.20 per diluted common share for the third quarter of 2010.  Net income increased as a result of improved net interest income of $138,000 and a reduced provision for loan losses of $75,000.

For the nine months ended September 30, 2011, the Company reported net income of $2.2 million, or $.72 per diluted common share.  This represents an increase of $408,000, or $0.20 per share, from the net income of $1.8 million in the previous year. The increase in net income is primarily attributable to a decrease in the provision for loan losses of $400,000 and an increase in net interest income of $463,000, partially offset by an increase in non-interest expense of $272,000.

Our annualized return on average assets was .82% for the nine months ended September 30, 2011, compared to .69% for the previous year.  The improvement in the return on average assets is due to the increase in net income.  Our annualized return on average equity was 7.83% for the nine months ending September 30, 2011, compared to 6.38% for the nine months ending September 30, 2010.

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

For the quarter ended September 30, 2011, net interest income was $3.3 million, an increase of $138,000, or 4.4%, from net interest income of $3.2 million for the comparable period in 2010.  Net interest income increased as a result of lower interest expense on deposits and borrowings of $249,000, partially offset by a decrease in interest income of $111,000.  For the nine months ended September 30, 2011, net interest income was $9.8 million, an increase of $463,000, or 5.0%, from net interest income of $9.3 million for the comparable period in 2010.

The net interest margin for the three months ended September 30, 2011 was 4.11%, compared to 4.06% in 2010.  This increase of five basis points is attributable to the decline in the average rate paid on interest-bearing liabilities of 41 basis points.  Our yield on earning assets (tax equivalent) for the current quarter was 5.34%, a decrease of 30 basis points from 5.64% in the same period a year ago.  The net interest margin for the nine months ended September 30, 2011 was 4.07%, compared to 4.06% for the nine months ended September 30, 2010.

The following table sets forth for the quarter and nine months ended September 30, 2011 and 2010, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2011			2010
Quarter ended September 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$13,221	$9	0.28%	$8,903	$7	0.31%
Available-for-sale securities (1)
Taxable	24,284	142	2.32%	22,729	163	2.84%
Nontaxable (1)	18,729	274	5.81%	18,694	277	5.87%
Federal Home Loan Bank stock	2,025	20	3.96%	2,025	23	4.45%
Loans receivable (2)	269,001	3,959	5.84%	265,763	4,049	6.05%
Total interest earning assets	327,260	4,405	5.34%	318,114	4,519	5.64%
Non-interest earning assets	31,217			32,188
Total Assets	$358,477			$350,302

Interest-bearing liabilities:
Interest-bearing transaction accounts	$74,364	$82	0.44%	$61,745	$82	0.53%
Savings accounts	11,742	7	0.24%	10,032	7	0.29%
Time deposits	175,114	817	1.85%	186,773	1,081	2.30%
Total interest-bearing deposits	261,220	906	1.38%	258,550	1,170	1.80%
FHLB and other borrowings	15,000	80	2.03%	9,356	62	2.63%
Subordinated debentures	5,000	25	1.96%	5,000	28	2.21%
Total interest-bearing liabilities	281,759	1,011	1.42%	272,906	1,260	1.83%
Non-interest bearing deposits	36,424			37,030
Other liabilities	1,954			1,910
Total liabilities	320,138			311,846
Stockholders’ equity	38,339			38,456
Total Liabilities and Stockholders’ Equity	$358,447			$350,302
Net interest income		$3,395			$3,259

Net interest spread (1)			3.92%			3.81%
Net interest margin (1) (3)			4.11%			4.06%
Return on average assets ratio			0.85%			0.75%
Return on average equity ratio			7.97%			6.84%
Average equity to assets ratio			10.52%			10.98%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2011			2010
Nine months ended September 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$15,347	$32	0.28%	$6,461	$15	0.30%
Available-for-sale securities (1)
Taxable	23,624	452	2.56%	21,355	466	2.92%
Nontaxable (1)	18,603	819	5.89%	18,756	832	5.93%
Federal Home Loan Bank stock	2,025	66	4.33%	2,025	68	4.50%
Loans receivable (2)	269,254	11,857	5.89%	266,564	12,114	6.08%
Total interest earning assets	328,853	13,226	5.37%	315,161	13,495	5.72%
Non-interest earning assets	30,648			32,689
Total Assets	$359,501			$347,850

Interest-bearing liabilities:
Interest-bearing transaction accounts	$70,088	$269	0.51%	$64,049	$264	0.55%
Savings accounts	11,173	23	0.28%	9,699	21	0.28%
Time deposits	179,307	2,596	1.94%	183,957	3,375	2.45%
Total interest-bearing deposits	260,568	2,888	1.48%	257,705	3,660	1.90%
FHLB and other borrowings	15,677	238	2.02%	8,915	189	2.83%
Subordinated debentures	5,000	73	1.96%	5,000	75	2.02%
Total interest-bearing liabilities	281,245	3,199	1.52%	271,620	3,924	1.93%
Non-interest bearing deposits	38,485			36,631
Other liabilities	1,966			1,743
Total liabilities	321,696			309,994
Stockholders’ equity	37,805			37,856
Total Liabilities and Stockholders’ Equity	$359,501			$347,850
Net interest income		$10,028			$9,571

Net interest spread (1)			3.85%			3.79%
Net interest margin (1) (3)			4.07%			4.06%
Return on average assets ratio			0.82%			0.69%
Return on average equity ratio			7.83%			6.38%
Average equity to assets ratio			10.52%			10.88%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2011 and 2010.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30,
	2011 Vs. 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(4)	$21	$17
Available-for-sale-securities:
Taxable	(64)	50	(14)
Nontaxable (1)	(6)	(7)	(13)
FHLB stock	(2)	—	(2)
Loans, net	(379)	122	(257)
Total net change in income on interest-earning assets	(455)	186	(269)
Interest-bearing liabilities:
Interest-bearing transaction accounts	(20)	25	5
Savings accounts	(1)	3	2
Time deposits	(694)	(85)	(779)
FHLB and other borrowings	(133)	181	48
Subordinated debentures	(2)	—	(2)
Total net change in expense on interest-bearing liabilities	(850)	124	(726)
Net change in net interest income	$395	$62	$457
Percentage change	86.49%	13.51%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2011 was $300,000, or 0.11% of average loans, compared to $375,000, or 0.14% of average loans for the third quarter of 2010.  For the nine months ended September 30, 2011 and 2010, the provision for loan losses was $825,000 and $1.2 million, respectively.  We had net charge-offs totaling $583,000 during the third quarter of 2011, compared to net recoveries of $6,000 during the third quarter of 2010.  The provision for loan losses YTD adequately supports the loans that were previously not provided for or that required adjustment in the amount provided for due to current conditions.  Although net charge-offs were higher in the third quarter of 2011, the majority of the loans that were charged off were previously fully reserved for through the Allowance for Loan and Lease Losses.

Non-Interest Income

Non-interest income for the three months ended September 30, 2011 decreased $29,000, or 3.7%, compared to the three months ended September 30, 2010, primarily due to a decline in service charges on deposit accounts of $64,000.

Non-interest income for the nine months ended September 30, 2011 and 2010, respectively, was $2.2 million and $2.1 million, an increase of $59,000, or 2.8%.  Gains on the sale of investment securities increased $74,000, while rental income increased $82,000.  Service charges on deposit accounts decreased $175,000 from the prior year.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2011 increased $16,000, or 0.6%, compared to the three months ended September 30, 2010, primarily due to an increase in salaries and benefit expenses totaling $85,000.

Non-interest expense was $8.1 million for the nine months ended September 30, 2011, an increase of $272,000, or 3.5%, from $7.9 million in the same period of 2010.  Salaries and benefit expenses increased $370,000 while FDIC insurance expense decreased $110,000.

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

We do not have any beginning and ending unrecognized tax benefits.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the quarter ending September 30, 2011 related to unrecognized tax benefits.

Citizens First Corporation and its subsidiary file a consolidated U.S. federal income tax return and a Kentucky and Tennessee income tax return.  These returns are subject to examination by taxing authorities for all years after 2007.

Balance Sheet Review

Overview

Total assets at September 30, 2011 were $390.8 million, up $41.1 million, or 11.8%, from $349.7 million at December 31, 2010.  Loans increased $12.1 million, or 4.5%, from $268.3 million at December 31, 2010 to $280.4 million at September 30, 2011.  Total loans averaged $269.0 million for the third quarter of 2011, compared to $269.8 million for the second quarter of 2011, a decrease of $0.8 million, or 0.3%.  Deposits at September 30, 2011 were $329.6 million, an increase of $40.9 million, or 14.2%, compared to $288.7 million at December 31, 2010.  Growth in the balance sheet since December 31, 2010 is primarily due to the branch acquisition in the third quarter.  Total deposits averaged $297.6 million for the third quarter of 2011, compared to $302.9 million for the second quarter of 2011, a decrease of $5.3 million, or 1.7%.

Loans

Loans increased $12.1 million, or 4.5%, from $268.3 million at December 31, 2010 to $280.4 million at September 30, 2011.  Total loans averaged $269.0 million for the period ending September 30, 2011, compared to $266.7 million for the period ended December 31, 2010, an increase of $2.3 million, or 0.86%.  We experienced an increase in commercial real estate and residential real estate loans during the first nine months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2011		December 31, 2010
		% of Total Loans		% of Total Loans

Commercial and agricultural	$64,128	22.87%	$66,124	24.65%
Commercial real estate	124,868	44.54%	116,991	43.60%
Residential real estate	82,351	29.37%	75,514	28.14%
Consumer	9,038	3.22%	9,674	3.61%
	$280,385	100.00%	$268,303	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2011, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.3 million to $5.2 million.  The aggregate amount of these credit relationships was $68.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2011.

As of September 30 2011, we had $16.1 million of participations in loans purchased from, and $12.7 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2011.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of September 30, 2011	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$33,267	$24,392	$6,469	$64,128
Commercial real estate	21,126	64,234	39,508	124,868
Residential real estate	5,174	24,301	52,876	82,351
Consumer	3,145	5,608	285	9,038
Total	$62,712	$118,535	$99,138	$280,385

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance totaled $4.9 million at September 30, 2011, down from $5.0 million at December 31, 2010, but up from $4.8 million at September 30, 2010.

The following table sets forth an analysis of our allowance for loan losses for the nine months ended September 30, 2011 and 2010.

	(Dollars in Thousands)
	September 30,
	2011	2010

Balance at beginning of period	$5,001	$3,988
Provision for loan losses	825	1,225
Amounts charged off:
Commercial	512	131
Commercial real estate	194	168
Residential real estate	207	265
Consumer	44	65
Total loans charged off	957	629
Recoveries of amounts previously charged off:
Commercial	14	229
Commercial real estate	—	6
Residential real estate	37	16
Consumer	12	4
Total recoveries	63	255
Net charge-offs	894	374
Balance at end of period	$4,932	$4,839
Total loans, net of unearned income:
YTD Average	$269,254	$266,564
At Sept 30	$280,385	$264,283
As a percentage of YTD average loans:
Net charge-offs, annualized	0.44%	0.19%
Provision for loan losses, annualized	0.41%	0.61%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30, 2011	December 31, 2010

Non-performing loans	$2,277	$1,264
Non-performing assets	3,089	2,632
Allowance for loan losses	4,932	5,001
Non-performing assets to total assets	0.79%	0.75%
Net charge-offs YTD to average YTD total loans, annualized	0.44%	0.21%
Allowance for loan losses to non-performing loans	216.58%	395.96%
Allowance for loan losses to total loans	1.76%	1.86%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at September 30, 2011 consisted of $2.3 million of non-accrual loans and less than $1,000 of loans past due 90 days or more.  Of the non-accrual loans, $1.9 million are loans secured by real estate in the process of collection, $395,000 are loans secured by real estate not in foreclosure, $6,000 are consumer loans in the process of collection, and less than $1,000 in consumer loans not in the process of collection.  Non-performing assets also includes other real estate owned of two commercial properties totaling $515,000 and two residential properties and one building lot totaling $293,000.

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

Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or earlier when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. We charge off consumer loans after 120 days of delinquency unless they are adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

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

The Company reported total impaired loans of $6.9 million and $10.7 million as of September 30, 2011 and December 31, 2010, respectively.  The decrease in impaired loans during the period is primarily attributed to one large credit totaling $2.7 million that is no longer measured for impairment due to improvement in credit quality.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	September 30, 2011		December 31, 2010
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$822	29.37%	$605	28.14%
Consumer and other loans	142	3.22%	200	3.61%
Commercial and agricultural	2,022	22.87%	3,211	24.65%
Commercial real estate	1,663	44.54%	902	43.60%
Unallocated	283	0.00%	83	0.00%
Total allowance for loan losses	$4,932	100.00%	$5,001	100.00%

We believe that the allowance for loan losses of $4.9 million at September 30, 2011 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $42.2 million for the first nine months of 2011, compared to $40.1 million for 2010.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	September 30, 2011	December 31, 2010
U.S. Government agencies and government sponsored entities	$7,595	$6,516
Agency mortgage-backed securities: residential	15,805	13,704
Municipal securities	20,498	18,411
Other securities	950	900
Total available-for-sale securities	$44,848	$39,531

The table below presents the maturities and yield characteristics of securities as of September 30, 2011.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
September 30, 2011	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$4,537	$2,034	$1,000	$7,571	$7,595
Agency mortgage-backed securities: (1)	142	15,259	—	—	15,401	15,805
Municipal securities	—	3,057	9,235	7,003	19,295	20,498
Other Securities	—	—	—	1,864	1,864	950
Total available-for-sale securities	$142	$22,853	$11,269	$9,867	$44,131	$44,848

Percent of total	.3%	51.8%	25.5%	22.4%	100.0%
Weighted average yield(2)	4.54%	2.61%	4.41%	5.44%	3.73%

(1)	Agency mortgage-backed securities (residential) are grouped into average lives based on September 2011 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

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

Deposits

Our primary source of funding for lending and investment activities results from customer and brokered deposits.  As of September 30, 2011, total deposits were $329.6 million, compared to total deposits of $288.7 million at December 31, 2010, an increase of $40.9 million or 14.2%.  Total deposits averaged $299.1 million during the first nine months of 2011, an increase of $4.7 million, or 1.6%, compared to $294.3 million in the first nine months of 2010.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  At September 30, 2011 and December 31, 2010, these brokered deposits totaled $8.2 million and $19.2 million, respectively.  At September 30, 2011 and December 31, 2010, these brokered deposits constituted approximately 2.5% and 6.6% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $62.7 million at September 30, 2011 compared to $66.3 million at December 31, 2010.  Interest expense on time deposits of $100,000 or more was $1.2 million for the first nine months of 2011, compared to $1.6 million for the first nine months of 2010.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2011.

(Dollars in Thousands)
September 30, 2011

Three months or less	$12,331
Over three through six months	7,814
Over six through twelve months	22,327
Over one year through three years	15,639
Over three years through five years	4,635
Over five years	—
Total	$62,746

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2011:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
			$15,000

At September 30, 2011, we had available collateral to borrow an additional $36.7 million from the FHLB.

Other Borrowings.

At September 30, 2011, we had established Federal Funds lines of credit totaling $21.7 million with four correspondent banks.  No amounts were drawn as of September 30, 2011.

With the implementation of the Dodd Frank Act in the third quarter of 2011, repurchase agreements were discontinued at the Bank.  Commercial customers are now eligible for interest-bearing accounts.  Information regarding federal funds purchased as of September 30, 2011, is presented below.

(Dollars in thousands)	September 30, 2011
Federal funds purchased and repurchase agreements:
Balance at period end	—
Weighted average rate at period end	—
Average balance during the nine months ended September 30, 2011	677
Weighted average rate for the nine months ending September 30, 2011	.79%
Maximum month-end balance	957

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2011 was 1.90%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At September 30, 2011, total stockholders’ equity was $38.8 million and total tangible stockholders’ equity was $33.3 million.  On September 30, 2011, $1.5 million in additional goodwill and $602,000 additional core deposit intangible was recorded due to the acquisition of a branch in Bowling Green.

Stockholders’ equity increased $478,000, or 1.2%, from $38.3 million on December 31, 2010.  The increase is due to the increase in retained earnings and the change in accumulated other comprehensive income.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2011.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of September 30, 2011 and December 31, 2010.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2011	December 31, 2010

Tier 1 leverage ratio	10.47%	10.98%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.35%	13.31%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.61%	14.57%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2011	December 31, 2010

Tier 1 leverage ratio	10.26%	9.99%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.10%	12.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.36%	13.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

At September 30, 2011, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 3.51% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 0.88%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Oct 2011 - Sep 2012

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	15,791,543	1,728,330	12.29%
+300	15,177,502	1,114,289	7.92%
+200	14,557,447	494,234	3.51%
Base	14,063,213	0	0.00%
-200	13,939,784	-123,429	-0.88%

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

PART II-OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

2

Branch Purchase and Assumption Agreement between Citizens First Bank, Inc. and Republic Bank and Trust Company dated June 1, 2011. (incorporated by reference to Exhibit 2 of the Registrant’s Form 10Q dated June 30, 2011).

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

101

Interactive data files:  (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30. 2010, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2010 and September 30, 2011, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.**

*This certification shall not be deemed “filed” for purposes for Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

CITIZENS FIRST CORPORATION

Date:	November 9, 2011	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	November 9, 2011	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer