Form 10-K
period 2011-12-31
CITIZENS FIRST CORP
filed 2012-03-30
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section 229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $12,490,112 as of June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 23, 2012

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2012 are incorporated by reference into Part III.

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

Item 1.  Business

Overview

We are a Kentucky corporation organized in 1975 for the purpose of conducting business as an investment club. We are headquartered in Bowling Green, Kentucky.  In late 1998 and early 1999 we received regulatory approval to serve as the bank holding company for Citizens First Bank, Inc. (the “Bank”), a Kentucky state chartered bank that commenced operations on February 19, 1999. The Bank currently conducts full-service community banking operations from ten locations in the Kentucky counties of Barren, Hart, Simpson and Warren.

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

As of December 31, 2011, we had total assets of $403.8 million, total loans of $294.4 million, deposits of $332.7 million and shareholders’ equity of $38.9 million.

Lending Activities

General.  We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2011, we had total loans of $294.4 million, representing 72.9% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2011, commercial loans amounted to $58.9 million, or 20.0% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category. At December 31, 2011, our commercial loans had an average size of $75,000 and the largest loan was $3.3 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2011, total commercial real estate loans amounted to $144.0 million, or 48.9% of our loan portfolio. At December 31, 2011, our commercial real estate loans had an average size of $262,000 and the largest loan was $6.2 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2011, total residential real estate loans amounted to $83.5 million, or 28.4% of our loan portfolio. At December 31, 2011, our residential real estate mortgage loans had an average size of $54,000 and the largest loan was $2.3 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market. We receive fees in connection with the sale of mortgage loans, with these fees aggregating $315,000 and $314,000 for the years ending December 31, 2011 and 2010, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, 2011, total consumer loans amounted to $8.0 million, or 2.7% of our loan portfolio. At December 31, 2011, our consumer loans had an average size of $5,000, and the largest loan was $437,000.

Loan Underwriting and Approval.  We seek to make sound, high quality loans while recognizing that lending money involves a degree of business risk. Our loan policies are designed to assist us in managing this business risk. These policies provide a general framework for our loan operations while recognizing that not all risk activities and procedures can be anticipated. Our loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of our Chief Credit Officer, our Vice President of Credit Administration, or our President and Chief Executive Officer where appropriate.

Deposit Products

Our principal source of funds is core deposits. We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts. We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses. We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers. In some cases, we require business customers to maintain minimum balances. We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers. At December 31, 2011, we had total deposits of $332.7 million.

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer. We focus on making our products and services convenient and readily accessible to the customer. In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment. We have twelve ATMs located within our markets. We also provide debit cards, credit cards, safekeeping and safe deposit boxes, ACH and other direct deposit services, savings bond redemptions, cashier’s checks, travelers’ checks and letters of credit. We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies. We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts. The website also provides online bill payment and electronic delivery of customer statements.

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

Our market area consists of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. Our most competitive market is the Bowling Green MSA. As of June 30, 2011, there were 20 financial institutions operating a total of 59 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of 7 offices in Simpson County, four institutions operating a total of 5 offices in Hart County and eight financial institutions operating 19 offices in Barren County.

Employees

At December 31, 2011, we had 100 full-time equivalent employees. Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms were implemented over the course of 2011 through regulations adopted by various federal banking and securities regulatory agencies, while others are expected to be implemented during 2012. The following discussion describes the material elements of the regulatory framework that currently apply. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like Citizens First.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact us either because of exemptions for institutions below a certain asset size or because of the nature of our operations. Other provisions that have either been adopted or are expected to be adopted that have impacted and will continue to impact the Company and the Bank include:

•                  Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the Deposit Insurance Fund, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets.

•                  Making permanent the $250,000 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250,000 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•                  Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts.

•                  Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•                  Limiting the debit interchange fees that certain financial institutions are permitted to charge.

•                  Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

•                  Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although our currently outstanding trust preferred securities (but not new issuances) will continue to qualify as Tier 1 capital.

•                  Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well-capitalized and well managed in order to acquire banks located outside their home state.

•                  Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits.

•                  Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

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

•                  As long as the Series A preferred stock remains outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A preferred stock are fully paid, we will not be permitted to declare or pay dividends on any common stock, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A preferred stock (other than, in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A preferred stock), nor will we be permitted to repurchase or redeem any common stock or preferred shares other than the Series A preferred stock.

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

The Federal Reserve guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater and not be subject to a written directive, agreement or order to maintain capital at a specific level. As of December 31, 2011, our ratio of total capital to total risk-weighted assets was 13.19% and our ratio of Tier 1 capital to total risk-weighted assets was 11.94%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities. We are required to maintain a leverage ratio of at least 4%.  As of December 31, 2011, our leverage ratio was 9.46%.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States, will be applicable to us and the Bank.

The Federal Reserve has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the Federal Reserve annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk based capital and total risk based capital requirements, as well as a minimum Tier 1 common capital ratio (Tier 1 risk based capital less preferred stock and trust preferred securities) of at least 5%.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the Capital Purchase Program will continue to qualify as Tier 1 capital.

More information concerning our, and the Bank’s, regulatory ratios at December 31, 2011 is included in Note 15 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Dividends. We are a legal entity separate and distinct from Citizens First Bank. The majority of our revenue is from dividends paid to us by Citizens First Bank.  Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders. We did not pay any dividends to our common shareholders in 2011.

Under Kentucky law, we are not permitted to pay dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due.

In addition to the limitations on our ability to pay dividends under Kentucky law, our ability to pay dividends on our common stock is also limited by our participation in the Capital Purchase Program. Prior to December 19, 2011 the consent of the U.S. Treasury was required before we could declare or pay any dividend or make any distribution on our common stock above the amount of our last cash dividend of $0.05 per share. After December 19, 2011 we are no longer subject to this restriction; however, if we are not current in the payment of quarterly dividends on the Series A preferred stock, we cannot pay dividends on our common stock.  Additionally, the Federal Reserve Bank of St. Louis under certain circumstances may preclude us from paying dividends on our Series A preferred stock or trust preferred securities.  Recent supervisory guidance from the Federal Reserve indicates that Capital Purchase Program participants that are experiencing financial difficulties generally should eliminate, reduce or defer dividends on Tier 1 capital instruments, including trust preferred, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

Restrictions on Transactions with Affiliates. Both the Company and the Bank are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act.  Section 23A places limits on the amount of a bank’s loans or extensions of credit to affiliates, a bank’s investment in an affiliate, assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates, the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates, transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate, and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Section 23B prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Source of Strength. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for and to commit resources to support the Bank in circumstances in which might not otherwise do so.  This support may be required at times when, absent such Federal Reserve policy, we may not be inclined to provide it. If the Bank were to become undercapitalized, we would be required to provide a guarantee of the Bank’s plan to return to capital adequacy.  In addition, any loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to other indebtedness of such banks.  In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching.  With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks.  The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as

Kentucky.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.

FDIC Insurance.  The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC.  The FDIC maintains a risk-based assessment system for determining deposit insurance premiums. Four risk categories (I-IV), each subject to different premium rates, are established, based upon an institution’s status as well capitalized, adequately capitalized or undercapitalized, and the institution’s supervisory rating. The levels of rates are subject to periodic adjustment by the FDIC.

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now to be based on a financial institution’s average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the statutory prohibition against the payment of interest on business checking accounts, effective July 2011.

There are three adjustments that can be made to an institution’s initial base assessment rate: (1) a potential decrease for long-term unsecured debt, including senior and subordinated debt and, for small institutions, a portion of Tier 1 capital; (2) a potential increase for secured liabilities above a threshold amount; and (3) for non-Risk Category I institutions, a potential increase for brokered deposits above a threshold amount. The schedule for base assessment rates and potential adjustment is set forth in the following table.

	Risk Category I	Risk Category II	Risk Category III	Risk Category IV
Initial Base Assessment Rate	5 to 9	14	32	35
Unsecured Debt Adjustment (added)	(4.5) to 0	(5) to 0	(5) to 0	(5) to 0
Brokered Deposit Adjustment (added)	N/A	0 to 10	0 to 10	0 to 10
Total Base Assessment Rate	2.5 to 9	9 to 24	18 to 33	30 to 45

Additionally the FDIC may impose special assessments from time to time.

Capital Adequacy and Prompt Corrective Action.  Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. The FDIC also requires a minimum leverage ratio of

3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2011, the Bank’s leverage ratio was 9.32%. As of December 31, 2011, the Bank’s ratio of total capital to total risk-weighted assets was 13.05% and its ratio of Tier 1 capital to total risk-weighted assets was 11.79%.

Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

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

Consumer Protection Laws. The Bank is subject to consumer laws and regulations that are designed to protect consumers. Interest and other charges collected or contracted for by the bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions such as the:

•                  Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•                  Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

•                  Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

•                  Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

The Bank’s deposit operations are subject to the:

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

Consumer Financial Protection Bureau. Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan, other than a “qualified mortgage” as defined by the CFPB. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions. The ultimate impact of the Dodd-Frank Act on our business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of EESA, ARRA and the Dodd-Frank Act and the significant amount of regulations that have been issued in 2010 and 2011 and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, requires that a significant number of new regulations be adopted by various financial regulatory agencies over 2012.

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

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.citizensfirstbank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report or Form 10-K free of charge upon written request to: Chief Financial Officer, Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.

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

We are operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in our markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers and/or their customers, which could adversely affect our business, financial condition and results of operations.

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

Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economic and geographic locations. As each of the above conditions continues to exist or worsen, we could experience continuing or increased adverse effects on our financial condition, including reducing earning or significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

We are exposed to higher credit risk by commercial real estate, commercial and agricultural loans.

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2011, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate—48.9%, commercial and agricultural—20.0%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

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

Since our business is primarily concentrated in the south central Kentucky area, a downturn in the local economy may adversely affect our business.

Our lending and deposit gathering activities have been historically concentrated primarily in the south central Kentucky area and our success depends on the general economic condition of the area. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank’s products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.

We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2012 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market areas if they do occur.

If our allowance for loan losses proves to be insufficient to absorb probable incurred losses in our loan portfolio, our earnings will decrease.

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

Approximately 78.6% of our loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the Commonwealth of Kentucky, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like us) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

If we are unable to redeem the remaining outstanding shares of our Series A preferred stock prior to December 18, 2013, the dividend rate payable by us on those shares increases to 9% per annum.

The dividend rate on our Series A preferred stock is currently 5% per annum and will remain 5% per annum until the five year anniversary of the issuance date of those shares. Thereafter, the dividend rate increases to 9% per annum. While we believe that we will be able to redeem the remaining outstanding shares of Series A preferred stock prior to the dividend rate increasing, we must receive the approval of the Federal Reserve Bank of St. Louis in order to do so. While we believe that we will be able to redeem the remaining outstanding shares of Series A preferred stock with minimal or no dilution to our common shareholders, the Federal Reserve Bank of St. Louis may require us to increase our common equity capital in connection with granting its required approval.  If we are required to sell additional shares of common stock to raise additional equity capital in connection with the redemption of shares of our Series A preferred stock that remain outstanding, we may have to sell these shares of common stock at prices below the then current market price of those shares, diluting the ownership interest of our then common shareholders.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of strength to the Bank. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. The Bank will be required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its retained net profits for that year plus the preceding two years. Failure by our bank subsidiary to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

Our operations depend upon our continued ability to access Federal Home Loan Bank advances.

Due to the high level of competition for deposits in our market, we utilize advances from the Federal Home Loan Bank of Cincinnati to help fund our asset base. Federal Home Loan Bank advances may generally be more sensitive to changes in interest rates and volatility in the capital markets than retail deposits attracted through our branch network, and our reliance on these sources of funds increases the sensitivity of our portfolio to these external factors.  At December 31, 2011, we had $25.0 million in Federal Home Loan Bank advances.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2011, our goodwill and other identifiable intangible assets totaled approximately $4.1 million. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

At December 31, 2011, our ten largest deposit customers accounted for approximately $33.7 million, or 10.1%, of total deposits. If one or more of these customers move their deposits, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets.

We rely on certificates of deposit in excess of $100,000 for a significant portion of our deposit funding.

At December 31, 2011, $59.4 million, or 17.9% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

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

Because of our participation in the Capital Purchase Program, we are subject to several restrictions.

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

While the additional capital we raised through our participation in the Capital Purchase Program provided further funding to our business, it has increased our equity as well as our preferred dividend requirements.  Warrants issued could potentially dilute earnings for shares of common stock currently outstanding.  The dividends declared and the accretion of discount on the Series A preferred stock reduces the net income available to holders of our common stock and our earnings per share.  The Series A preferred stock also receives preferential treatment in the event of our liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department is exercised.  The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2011.  Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of our subordinated debenture have rights that are senior to those of our stockholders.

We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying subordinated debentures. At December 31, 2011, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $5 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by Citizens First. Further, the accompanying subordinated debentures we issued to the trust is senior to shares of our common stock and preferred stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our preferred stock, or common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the subordinated debentures must be satisfied before any distributions can be made on our common stock and preferred stock. We have the right to defer distributions on our subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or preferred stock. If our financial condition deteriorates, we may be required to cease paying dividends on our preferred stock and to defer distributions on our subordinated debenture.

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

We currently operate from a ten office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned

Corporate Office	1065 Ashley Street	Owned
Bowling Green, Kentucky

Main Office	1805 Campbell Lane	Leased(1)
Bowling Green, Kentucky

Branch	987 Lehman Avenue	Owned
Bowling Green, Kentucky

Branch	1200 S. Main Street	Owned
Franklin, Kentucky

Branch	2451 Fitzgerald-Industrial Drive	Owned
Bowling Green, Kentucky

Branch	204 East Main Street	Owned
Horse Cave, Kentucky

Branch	760 West Cherry	Owned
Glasgow, Kentucky

Branch	607 S L Rogers Well Blvd	Leased
Glasgow, KY

Branch	656 North Main Street	Leased
Munfordville, Kentucky

Branch	1700 Scottsville Road	Owned
Bowling Green, Kentucky

(1)    We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.

We also own properties located at 2900 Louisville Road and on Gator Drive in Bowling Green which may be used for future branch expansion.  We also own property at 705 N. Main Street in Franklin where an ATM is located. In February, 2012 we leased an office building on Pascoe Boulevard in Bowling Green for the expansion of our credit administration function.

Item 3.  Legal Proceedings

In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

Item 4.  Mine Safety Disclosures. Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 23, 2012, there were approximately 765 beneficial owners of the Company’s common stock, including 141 shareholders of record and, to the best knowledge of the Company, approximately 624 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low sales on the NASDAQ Global Market price for the periods indicated:

2011	High	Low

Fourth Quarter	$7.00	$6.09

Third Quarter	7.60	6.35

Second Quarter	8.95	7.15

First Quarter	8.98	7.25

2010	High	Low

Fourth Quarter	$7.70	$6.36

Third Quarter	7.50	6.63

Second Quarter	7.64	6.26

First Quarter	7.10	4.95

No cash dividends were paid on common stock during 2011 and 2010. We last paid a cash dividend of $0.05 per share on our common stock in December of 2008. Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  Quarterly dividends are payable on our Series A preferred stock, prior and in preference to the payment of dividends on our common stock, and pari passu with the payment of dividends on our cumulative perpetual preferred stock, at an annual fixed rate of 5.0% through December 18, 2013 and at the rate of 9% thereafter. See Item 1, “Business — Supervision and Regulation” for additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2011, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in Column a) (c)

Equity compensation plans approved by security holders	89,088	$15.21	85,658
Equity compensation plans not approved by security holders	0	0.00	0

Total	89,088	$15.21	85,658

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

Overview of 2011

For the year ended December 31, 2011, we reported net income of $2.6 million compared to a net income of $2.5 million for the year ended December 31, 2010. Basic and diluted income per common share were $0.84 and $0.81, respectively, for the year ended December 31, 2011, compared to basic and diluted income per common share of $0.77 and $0.75, respectively, for 2010.

Significant developments for the year ended December 31, 2011 were:

•                              Net income increased $0.1 million, or $0.06 per diluted common share, from a net income of $2.5 million in the previous year to $2.6 million in 2011.

•                              Total assets increased $54.1 million, or 15.5%, to $403.8 million since the 2010 year-end, led by an increase in loans of $26.0 million.

•                              Net interest margin decreased slightly to 4.06% for 2011 compared to 4.08% for 2010 as the rates we paid on deposits and other borrowings declined as did the yield on earning assets.

•                              Provision expense for the twelve month period ended December 31, 2011 was $2.0 million, an increase of $450,000 from the provision expense of $1.6 million for the previous year.Net loan charge-offs were $1.2 million or 0.42% of average loans for 2011, compared with $562,000 or 0.21% of average loans for 2010.

•                              On September 30, 2011, the Bank completed its acquisition of a banking office in Bowling Green, KY from Republic Bank & Trust Company, a subsidiary of Republic Bancorp, Inc.  The Bank acquired approximately $33 million in deposits and $13 million in loans, as well as the real estate and other fixed assets.  The Bank paid a deposit premium of 6.51%, or approximately $2.1 million.  The acquisition of the branch was a strategic move to increase Citizens’ presence in its current market area without a significant increase in its operating costs.  The acquisition resulted in approximately $1.5 million of goodwill and $602,000 in core deposit intangible.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of probable credit losses incurred in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows or underlying collateral values on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under “Credit Quality and the Allowance for Loan Losses” below.

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $4.1 million and other identifiable intangibles of $1.3 million are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2011.

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

For the year ended December 31, 2011, net interest income was $13.3 million, an increase of $794,000 or 6.3%, over net interest income of $12.5 million in 2010. The net interest margin in 2011 was 4.06%, compared to 4.08% in 2010. This decrease of two basis points in the net interest margin resulted from a reduction both in interest income and in interest expense. The prime rate remained stable throughout 2011 and 2010 at 3.25%.

Net Interest Analysis Summary

	2011	2010

Average yield on interest earning assets	5.30%	5.68%
Average rate on interest bearing liabilities	1.44%	1.87%
Net interest spread	3.86%	3.81%
Net interest margin	4.06%	4.08%

Our average interest-earning assets were $336.8 million for 2011, compared with $316.1 million for 2010, a 6.5% increase primarily attributable to an increase in outstanding loans. Average loans were $274.1 million for 2011, compared with $266.7 million for 2010, a 2.8% increase. Our total interest income decreased 0.6% to $17.9 million for 2011, compared with $18.0 million for 2010. The change was due primarily to increased interest-earning assets of $20.9 million with a 38 basis point decrease in yield.

Our average interest-bearing liabilities increased by 7.1% to $290.8 million for 2011, compared with $271.5 million for 2010. Our total interest expense decreased 17.6% to $4.2 million for 2011, compared with $5.1 million during 2010.  The change was due primarily to a decrease in the rates of time deposits. Our average volume of time deposits decreased 2.2% to $179.5 million for 2011, compared with $183.5 million for 2010. The average interest rate paid on time deposits decreased to 1.88% for 2011, compared with 2.37% for 2010.  The cost of funds in total decreased from 1.87% in 2010 to 1.44% in 2011. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates, and decreased rates on FHLB advances.

The following table sets forth for the years ended December 31, 2011 and 2010 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis(Dollars in thousands)
Year Ended December 31,

	2011			2010
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Interest-earning assets:
Federal funds sold and other	$16,980	$46	0.27%	$7,250	$22	0.30%
Available-for-sale securities: (1)
Taxable	24,902	605	2.43%	21,380	605	2.83%
Nontaxable(1)	18,814	1,095	5.82%	18,701	1,107	5.92%
FHLB stock	2,025	86	4.25%	2,025	89	4.37%
Loans receivable (2)	274,108	16,020	5.84%	266,708	16,138	6.05%
Total interest-earning assets	336,829	17,852	5.30%	316,064	17,961	5.68%
Non-interest earning assets	32,442			32,245
Total assets	$369,271			$348,309

Interest-bearing liabilities:
Interest-bearing transaction accounts	$57,573	202.35%		$47,708	202.42%
Savings accounts	32,222	183.57%		25,470	169.66%
Time deposits	179,515	3,372	1.88%	183,524	4,343	2.37%
Total interest-bearing deposits	269,310	3,757	1.40%	256,702	4,714	1.84%
Borrowed Funds	16,479	322	1.95%	9,825	258	2.63%
Subordinated debentures	5,000	99	1.98%	5,000	101	2.02%
Total interest-bearing liabilities	290,789	4,178	1.44%	271,527	5,073	1.87%
Non-interest bearing liabilities:
Non-interest bearing deposits	38,435			36,805
Other liabilities	1,922			1,876
Total liabilities	331,146			310,208
Shareholders’ equity	38,125			38,101

Total liabilities and shareholders’ equity	$369,271			$348,309

Net interest income		$13,674			$12,888
Net interest spread (1)			3.86%			3.81%
Net interest margin (1) (3)			4.06%			4.08%
Return on average assets ratio			.71%			.73%
Return on average equity ratio			6.84%			6.66%

Equity to assets ratio			10.32%			10.95%

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

	(Dollars in Thousands)
	Twelve Months Ended December 31,
	2011 Vs. 2010
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(6)	$30	$24
Available-for-sale-securities:
Taxable	(100)	100	0
Nontaxable (1)	(19)	7	(12)
FHLB stock	(3)	0	(3)
Loans, net	(566)	448	(118)
Total net change in income on interest-earning assets	(694)	585	(109)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(42)	42	0
Savings accounts	(31)	45	14
Time deposits	(876)	(95)	(971)
Federal funds purchased	—	—	—
FHLB borrowings	(111)	175	64
Notes payable	—	—	—
Subordinated debentures	(2)	—	(2)
Total net change in expense on interest-bearing liabilities	(1,062)	167	(895)

Net change in net interest income	$368	$418	$786

Percentage change	46.92%	53.08%	100.0%

(1)    Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2011 was $2.0 million, or 0.74% of average loans, compared to a provision of $1.6 million, or 0.59% of average loans during 2010. We had net charge-offs totaling $1.2 million during 2011, compared to $562,000 during 2010. The increase in the provision for loan losses during 2011 was due to the increase in net charge-offs and the increase in non-performing assets.

Non-interest Income

Non-interest income totaled $3.1 million in 2011, compared to $2.9 million in 2010, an increase of $223,000, or 7.8%.  The Company had $215,000 in gains on the sale of available-for-sale securities for 2011 compared to no gains recognized in 2010.  Service charges on deposit accounts decreased $152,000 during 2011, while private banking fees increased by $40,000 during 2011. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2011	2010	(Decrease)

Service charges on deposit accounts	$1,390	$1,542	$(152)
Other non-interest income	472	433	39
Gain on the sale of mortgage loans held for sale	315	314	1
BOLI income	273	291	(18)
Private banking income	171	131	40
Gain on the sale of available-for-sale securities	215	—	215
Lease income	261	163	98

	$3,097	$2,874	$223

Non-interest Expense

Non-interest expense increased 4.1%, or $429,000, from $10.5 million in 2010 to $11.0 million in 2011. Salaries and employee benefits increased $466,000 in 2011 as compared to 2010, due to an increase in the number of full time equivalent employees. Equipment expense decreased $82,000 in 2011 as compared to 2010.  Professional and legal expenses increased $87,000 due to expense related to the acquisition of a branch in 2011. FDIC insurance expense decreased $199,000 in 2011 due to changes in the FDIC insurance premium assessment calculations.

The increases and decreases in expense in 2011 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2011	2010	(Decrease)

Salaries and employee benefits	$5,102	$4,636	$466
Net occupancy expense	1,857	1,930	(73)
Advertising and public relations	362	281	81
Professional and legal	629	542	87
Data processing services	744	737	7
FDIC insurance	271	470	(199)
Franchise shares and deposit tax	464	458	6
Postage and office supplies	164	167	(3)
Telephone and other communications	161	179	(18)
Other real estate owned expenses	215	236	(21)
Core deposit amortization	285	264	21
Other	707	632	75

Total	$10,961	$10,532	$429

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2011 and 2010.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2011 and 2010.  The effective tax rate for 2011 was 23.6%, compared to 22.5% for 2010.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at year end 2011 totaled $403.8 million, compared with $349.7 million at December 31, 2010, an increase of $54.1 million, or 15.5%.  Average interest earning assets increased 6.6% or $20.8 million in 2011, from $316.0 million in 2010 to $336.8 million in 2011.  Assets increased primarily due to the acquisition of a banking center in Bowling Green, Kentucky from Republic Bank & Trust Company.

Loans

Total loans averaged $274.1 million in 2011, compared to $266.7 million in 2010.  At year-end 2011, loans totaled $294.4 million, compared to $268.3 million at year-end 2010, an increase of $26.1 million, or 9.7%. We experienced declines in the commercial and consumer segments of our loan portfolio, while enjoying increases in the commercial real estate and residential real estate segments.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2011		December 31, 2010
		% of Total Loans		% of Total Loans

Commercial and agricultural	$58,853	19.99%	$66,124	24.65%
Commercial real estate	144,020	48.93%	116,991	43.60%
Residential real estate	83,486	28.36%	75,514	28.14%
Consumer	7,993	2.72%	9,674	3.61%

	$294,352	100.00%	$268,303	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2011 and 2010 is shown in the following table:

	2011	2010

Agriculture, forestry, and fishing	13.63%	13.16%
Mining	0.02%	0.07%
Construction	6.89%	3.37%
Manufacturing	4.20%	4.75%
Transportation, communication, electric, gas, and sanitary services	2.64%	4.35%
Wholesale trade	0.81%	1.23%
Retail trade	7.75%	11.96%
Finance, insurance, and real estate	16.38%	13.21%
Services	15.66%	15.45%
Public administration	0.99%	0.76%
Total commercial and commercial real estate	68.97%	68.31%
Residential real estate loans	28.36%	28.12%
Other consumer loans	2.67%	3.57%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2011, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $2.5 million to $6.2 million.  The aggregate amount of these credit relationships was $63.4 million, with total commitments of $72.7 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2011.

As of December 31, 2011, we had $16.3 million of participations in loans purchased from, and $13.9 million of participations in loans sold to, other banks.  As of December 31, 2010, we had $14.9 million of participations in loans purchased from, and $20.1 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2011.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2011	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$33,778	$21,855	$3,220	$58,853
Commercial real estate	19,608	82,444	41,968	144,020
Residential real estate	4,932	26,933	51,621	83,486
Consumer	2,002	5,763	228	7,993

Total	$60,320	$136,995	$97,037	$294,352

The table below presents loans outstanding as of December 31, 2011 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2011	(Dollars in Thousands)

Fixed Rate	$133,930
Variable Rate	100,102

Total maturities greater than one year	$234,032

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 46.1% of our earning assets as of December 31, 2011, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal. A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate remained stable at 3.25% during 2011 and 2010.  The yield on our earning assets declined during 2011 as we were not able to reinvest at the yields previously earned on called and matured investments. The cost of our interest bearing liabilities continued to decline in 2011, which allowed the net interest margin to only decline slightly from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2011, the allowance was $5.9 million, compared to $5.0 million at the end of 2010. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2011 was 1.99%, compared to 1.86% at December 31, 2010. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2011 and 2010.

	(Dollars in Thousands)
	December 31,
	2011	2010

Balance at beginning of year	$5,001	$3,988
Provision for loan losses	2,025	1,575
Amounts charged off:
Commercial	512	149
Commercial real estate	523	265
Residential real estate	302	357
Consumer	95	68
Total loans charged off	1,432	839
Recoveries of amounts previously charged off:
Commercial	218	233
Commercial real estate	—	6
Residential real estate	38	25
Consumer	15	13
Total recoveries	271	277
Net charge-offs	1,161	562
Balance at end of year	$5,865	$5,001

Total loans, net of unearned income:
Average	$274,102	$266,708
At December 31	$294,352	$268,303
As a percentage of average loans:
Net charge-offs	0.42%	0.21%
Provision for loan losses	0.74%	0.59%

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

In 2011, our net charge-offs increased to $1.2 million from $562,000 in 2010. We had net charge-offs of $523,000 in commercial real estate, primarily related to $495,000 in net charge-offs to two customers, as well as $294,000 in commercial net charge-offs and $264,000 in residential real estate net charge-offs.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	(Dollars in Thousands)
	December 31, 2011		December 31, 2010
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$858	28.36%	$605	28.14%
Consumer and other loans	81	2.72%	200	3.61%
Commercial and agricultural	2,667	19.99%	3,211	24.65%
Commercial real estate	1,986	48.93%	902	43.60%
Unallocated	273	0.00%	83	0.00%

Total allowance for loan losses	$5,865	100.00%	$5,001	100.00%

We believe that the allowance for loan losses at December 31, 2011, provides for probable incurred credit losses in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2011	December 31, 2010

Non-performing loans	$4,264	$1,264
Non-performing assets	4,901	2,632
Allowance for loan losses	5,865	5,001
Non-performing assets to total assets	1.22%	0.75%
Net charge-offs to average total loans	0.42%	0.21%
Allowance for loan losses to non-performing loans	137.54%	395.96%
Allowance for loan losses to total loans	1.99%	1.86%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2011 consisted of 32 non-accrual loans totaling $4.3 million, and five loans over 90 days past due with balances less than $1,000. Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place. Non-performing assets also includes other real estate owned of two commercial properties totaling $493,000 and one residential property and one building lot totaling $144,000.

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

Troubled debt restructurings (TDRs) are modified loans in which a concession is provided to a borrower experiencing financial difficulties. Loan modifications are considered TDRs when the concession provided is not available to the borrower through either normal channels or other sources. However, not all loan modifications are TDRs. Our standards relating to loan modifications consider, among other factors, minimum verified income requirements, cash flow analysis, and collateral valuations. However, each potential loan modification is reviewed individually and the terms of the loan are modified to meet a borrower’s specific circumstances at a point in time. TDRs can be classified as either accrual or nonaccrual loans. Non-accrual TDRs are included in non-accrual loans whereas accruing TDRs are excluded because the borrower remains contractually current.

We reported total troubled debt restructurings of $2.9 million and $1.9 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, three notes totaling $942,000 were no longer accruing, and two notes totaling $1.9 million were current and accruing. One $92,000 TDR note was over 90 days delinquent but was to begin making payments under an agreed order. We have no commitments to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Generally, we do not include loans that are current as to principal and interest in our non-performing assets categories. However, we will still classify a current loan as a potential problem loan if we develop doubts about the borrower’s future performance under the terms of the loan contract. We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. We analyze loans individually by classifying the loans as to credit risk.  This analysis includes commercial and commercial real estate loans with an outstanding balance greater than $25 thousand and is reviewed on a monthly basis. For residential real estate and consumer loans the analysis primarily involves monitoring the past due status of these loans and at such time that these loans are past due, the Company evaluates the loans to determine if a change in risk category is warranted. We use the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial	$54,021	$50	$4,699	$83	$58,853
Commercial real estate:
Construction	13,720	—	—	—	13,720
Other	117,798	2,849	8,955	698	130,300
Residential real estate	82,248	—	975	263	83,486
Consumer:
Auto	3,993	—	—	5	3,998
Other	3,994	—	1	—	3,995
Total	$275,774	$2,899	$14,630	$1,049	$294,352

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale. The investment portfolio increased by $11.2 million, or 28.3%, to $50.7 million at December 31, 2011, compared with $39.5 million at December 31, 2010. New investments were purchased in 2011 to utilize fed fund sold balances as loan growth was slow in the first portion of the year.

The table below presents the carrying value of securities by major category:

	(Dollars in Thousands)
	December 31, 2011	December 31, 2010
U.S. Treasury and U.S. Government agencies	$11,569	$6,516
Agency mortgage backed securities-residential	18,635	13,704
Municipal securities	19,514	18,411
Other securities	1,000	900

Total available-for-sale securities	$50,718	$39,531

The table below presents the maturities and yield characteristics of securities as of December 31, 2011. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
December 31, 2011	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$5,542	$2,014	$3,999	$11,555	$11,569
Agency mortgage-backed securities: (1)	109	18,228	—	—	18,337	18,635
Municipal securities	520	2,804	8,107	6,959	18,390	19,514
Other Securities	—	—	—	1,865	1,865	1.000
Total available-for-sale securities	$629	$26,574	$10,121	$12,823	$50,147	$50,718

Percent of total	1.2%	53.0%	20.2%	25.6%	100.0%
Weighted average yield(2)	5.20%	4.40%	2.50%	4.35%	3.41%

(1)    Agency mortgage backed securities (residential) are grouped into average lives based on December 2011 prepayment projections.

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

Deferred Tax Assets

We have a net deferred tax asset of $3.0 million at December 31, 2011.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2011, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $307.7 million during 2011, an increase of $14.2 million, or 4.8%, compared to $293.5 million during 2010.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates. Deposits at December 31, 2011 totaled $332.7 million, an increase of $44 million, or 15.2%, from $288.7 million at December 31, 2010.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits which matured during 2010.  At December 31, 2011 and 2010, brokered deposits totaled $6.1 million and $19.2 million, respectively. At December 31, 2011 and 2010, these brokered deposits constituted approximately 1.8% and 6.6% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $59.4 million at December 31, 2011, compared to $66.3 million at December 31, 2010.  Interest expense on time deposits of $100,000 or more was $1.5 million in 2011, compared to $2.0 million in 2010.  A summary of average balances and rates paid on deposits for the years ended December 31, 2011 and 2010 follows.

	(Dollars in Thousands)
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Noninterest bearing demand	$38,435	0.00%	$36,805	0.00%
Interest bearing demand	57,573	0.35%	47,708	0.42%
Savings	32,222	0.57%	25,470	0.66%
Time	179,515	1.88%	183,524	2.37%

	$307,745	1.22%	$293,507	1.61%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2011:

(Dollars in Thousands)
December 31, 2011

Three months or less	$7,922
Over three through six months	8,580
Over six through twelve months	27,346
Over one year through three years	10,730
Over three years through five years	4,816
Over five years	—

Total	$59,394

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2011:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	June 22, 2012	0.26%	5,000
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	December 2, 2015	1.14%	5,000

			$25,000

At December 31, 2011, we had available collateral to borrow an additional $32.9 million from the FHLB.

At December 31, 2011, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2011 or 2010.

Repurchase agreements mature in one business day.  The rate paid on these accounts is variable at our discretion and is based on a tiered balance calculation.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of December 31, 2011 was 2.021%, and at December 31, 2010 was 1.94%.

Information regarding our borrowings as of December 31, 2011 and 2010 is presented below:

	(Dollars in Thousands)
	2011	2010
Borrowed funds:
Balance at year end	$25,000	$15,712
Weighted average rate at year end	1.51%	2.01%
Average balance during the year	$16,479	$9,825
Weighted average rate during the year	1.95%	2.62%
Maximum month-end balance	$25,000	$16,269

Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	2.02%	1.94%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	1.98%	2.02%
Maximum month-end balance	$5,000	$5,000

Total borrowings:
Balance at year end	$30,000	$20,712
Weighted average rate at year end	1.60%	1.90%
Average balance during the year	$21,479	$14,825
Weighted average rate during the year	1.96%	2.42%
Maximum month-end balance	$30,000	$21,269

Capital

Stockholders’ equity was $38.9 million on December 31, 2011, an increase of $600 thousand, or 1.6%, from $38.3 million on December 31, 2010.  Retained earnings increased due to our increase in net income less the payment of preferred dividends. No common dividends were paid during 2011.  In February, 2011 we repurchased 25% of the Series A preferred stock issued under the Capital Purchase Program, which reduced stockholder’s equity by $2.2 million.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2011 and 2010.

Our capital ratios as of December 31, 2011, and 2010 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2011	December 31, 2010

Tier 1 leverage ratio	9.46%	10.98%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	11.94%	13.31%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.19%	14.57%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2011, and 2010 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2011	December 31, 2010

Tier 1 leverage ratio	9.32%	9.99%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	11.79%	12.12%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.05%	13.37%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2011 and 2010, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2011:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total

As of December 31, 2011
Time deposits	$129,207	$36,686	$11,518	—	$177,411
FHLB advances	11,500	6,500	7,000	—	25,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	344	687	625	2,141	3,797

Total	$141,051	$43,873	$19,143	$7,141	$211,208

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 10 of our 2011 audited consolidated financial statements.  Lease commitments include the leases in place for certain branch sites.

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

At December 31, 2011, unfunded commitments to extend credit totaled $36.6 million, of which $8.9 million were at fixed rates and $27.7 million were at variable rates.  At December 31, 2010, unfunded commitments to extend credit totaled $29.7 million, of which $3.4 million were at fixed rates and $26.3 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit outstanding totaling $308,000 and $1.2 million at December 31, 2011 and 2010, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2011:

Projected		Net Interest Income
Interest Rate Change	Estimated Value	$ Change From Base	% Change From Base
+400	$16,465,156	$1,534,604	10.28%
+300	15,933,412	1,002,860	6.72%
+200	15,391,392	460,840	3.09%
Base	14,930,552	0	0.00%
-200	14,910,214	(20,337)	(0.14)%
-300	14,758,985	(171,567)	(1.15)%

As of December 31, 2011, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years. During the asset-sensitive timeframe, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the timeframe, particularly as rates move from -200 to -300.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•                  Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•                  Consolidated Balance Sheets - December 31, 2011 and 2010

•                  Consolidated Statements of Operations - Years ended December 31, 2011 and 2010

•                  Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2011 and 2010

•                  Consolidated Statements of Cash Flows - Years ended December 31, 2011 and 2010

•                  Notes to Consolidated Financial Statements

Crowe Horwath LLP
Independent Member Crowe Horwath International

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee
March 30, 2012

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2011	2010
Assets

Cash and due from financial institutions	$12,439	$4,435
Federal funds sold	18,110	10,376
Cash and cash equivalents	30,549	14,811
Available-for-sale securities	50,718	39,531
Loans held for sale	180	151
Loans, net of allowance for loan losses of $5,865 and $5,001 at December 31, 2011 and 2010, respectively	288,487	263,302
Premises and equipment, net	11,849	10,352
Bank owned life insurance (BOLI)	7,324	7,051
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,858	1,940
Deferred income taxes	2,973	3,677
Goodwill	4,097	2,575
Core deposit intangible	1,346	1,029
Other real estate owned	637	1,368
Other assets	1,751	1,919
Total Assets	$403,794	$349,731

Liabilities and Stockholders’ Equity
Liabilities
Deposits
Noninterest bearing	$38,352	$36,250
Savings, NOW and money market	116,968	72,612
Time	177,411	179,878
Total deposits	332,731	288,740
Securities sold under repurchase agreements	—	712
FHLB advances	25,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	275	350
Other liabilities	1,916	1,620
Total Liabilities	$364,922	$311,422

Commitments and contingent liabilities (Note 17)

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2011 and 2010, respectively	7,659	7,659
5.0% Series A preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 187 shares at December 31, 2011 and 250 shares at December 31, 2010, respectively	6,471	8,586
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2011, and 2010, respectively	27,072	27,072
Retained (deficit)	(2,706)	(4,357)
Accumulated other comprehensive income (loss)	376	(651)

Total stockholders’ equity	$38,872	$38,309

Total liabilities and stockholders’ equity	$403,794	$349,731

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Operations

Years Ended December 31

	(In Thousands, Except for Per Share Data)
	2011	2010

Interest and Dividend Income
Loans	$16,020	$16,138
Taxable securities	605	605
Non-taxable securities	726	730
Federal funds sold and other	132	111
Total interest and dividend income	17,483	17,584

Interest Expense
Deposits	3,757	4,714
FHLB advances	317	250
Subordinated debentures	99	101
Short-term borrowings	5	8
Total interest expense	4,178	5,073

Net Interest Income	13,305	12,511

Provision for Loan Losses	2,025	1,575

Net Interest Income After Provision for Loan Losses	11,280	10,936

Noninterest Income
Service charges on deposit accounts	1,390	1,542
Other noninterest income	472	433
Gain on sale of mortgage loans	315	314
Lease income	261	163
BOLI income	273	291
Net realized gains on sale of available-for-sale securities	215	0
Private banking income	171	131
Total noninterest income	3,097	2,874

Noninterest Expense
Salaries and employee benefits	5,102	4,636
Net occupancy expense	1,857	1,930
Advertising and public relations	362	281
Professional fees	629	542
Data processing services	744	737
Franchise shares and deposit tax	464	458
Core deposit intangible amortization	285	264
Postage and office supplies	164	167
Telephone and other communication	161	179
Other real estate owned expenses	215	236
FDIC Insurance	271	470
Other	707	632
Total noninterest expense	10,961	10,532

Income Before Income Taxes	3,416	3,278

Income Taxes	807	739
Net Income	$2,609	$2,539

Dividends and accretion on preferred stock	958	1,024

Net income available/attributable to common stockholders	$1,651	$1,515

Basic Income per Common Share	$0.84	$0.77

Diluted Income per Common Share	$0.81	$0.75

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31

	(Dollar Amounts in Thousands, Except Share Data)
						Accumulated Other		Total
	Preferred Stock		Common Stock		Retained	Comprehensive		Comprehensive
	Shares	Amount	Shares	Amount	(Deficit)	Income (Loss)	Total	Income
Balance, January 1, 2010	500	$16,182	1,968,777	$27,072	$(5,873)	$(523)	$36,858

Net income					2,539		2,539	2,539
Accretion on Series A preferred stock		63			(63)		—
Change in unrealized gain (loss) on available for sale securities, net						(128)	(128)	(128)
Dividend declared and paid on preferred stock					(960)		(960)
Stock based compensation

Total comprehensive income								$2,411

Balance, December 31, 2010	500	$16,245	1,968,777	$27,072	$(4,357)	$(651)	$38,309

Net income					2,609		2,609	2,609
Redemption of 63 shares Series A preferred stock	(63)	(2,212)					(2,212)
Accretion on Series A preferred stock		97			(97)		—
Change in unrealized gain (loss) on available for sale securities, net						1,027	1,027	1,027
Dividends declared and paid on preferred stock					(861)		(861)

Total comprehensive income								$3,636

Balance, December 31, 2011	437	$14,130	1,968,777	$27,072	$(2,706)	$376	$38,872

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2011	2010
Net income	$2,609	$2,539
Items not requiring (providing) cash:
Depreciation and amortization	727	773
Provision for loan losses	2,025	1,575
Amortization of premiums and discounts on securities	230	84
Amortization of core deposit intangible	285	264
Deferred income taxes	176	277
Bank-owned life insurance	(273)	(291)
Net realized gains on sale of securities	(215)	—
Proceeds from sale of mortgage loans held for sale	14,714	17,363
Origination of mortgage loans held for sale	(14,427)	(16,905)
Gains on sales of loans	(315)	(314)
Losses on sale of other real estate owned	160	178
Loss/(Gain) on sale premises and equipment	(21)	5
Changes in:
Interest receivable	137	171
Other assets	170	637
Interest payable and other liabilities	117	417
Net cash provided by operating activities	6,099	6,773
Investing Activities
Loan originations and payments, net	(14,785)	(5,506)
Purchase of premises and equipment	(318)	(316)
Purchase of branch	15,860	—
Proceeds from maturities of available-for-sale securities	12,410	30,913
Proceeds from sales of other real estate owned	1,255	170
Proceeds from sales of available-for-sale securities	2,945	—
Purchase of available-for-sale securities	(25,000)	(29,663)
Proceeds from sales of premises and equipment	17	12
Net cash used in investing activities	(7,616)	(4,390)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	21,768	(2,968)
Net change in time deposits	(10,728)	3,188
Proceeds from FHLB advances	10,000	16,800
Repayment of FHLB advances	—	(13,300)
Repayment of 63 shares Series A preferred stock	(2,212)	—
Net change in fed funds purchased and repurchase agreements	(712)	(88)
Dividends paid on preferred stock	(861)	(960)
Net cash provided by financing activities	17,255	2,672
Increase in Cash and Cash Equivalents	15,738	5,055
Cash and Cash Equivalents, Beginning of Year	14,811	9,756
Cash and Cash Equivalents, End of Year	$30,549	$14,811

Supplemental Cash Flows Information
Interest paid	$4,253	$5,163
Income taxes paid	(545)	(182)
Loans transferred to other real estate owned	684	562

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation—The consolidated financial statements include Citizens First Corporation and its wholly-owned subsidiary Citizens First Bank, Inc., together referred to as “the Company”.  Intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates—To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, goodwill, intangible assets, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows—Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities—Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Held for Sale-—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value. Loans are sold servicing released.

Loans—Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term on the level-yield method. Past due status is based on contractual terms of the loan. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

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

Allowance for Loan Losses—The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established as

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

losses are estimated to have occurred through a provision for loan losses charged to income. For all loan portfolio segments, loan losses are evaluated on a case by case basis and charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative current factors. The historical loss experienced is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These factors can include the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  At December 31, 2011, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies for all loan segments.  For residential real estate, commercial real estate, and construction and land development loan segments, management also increased the general component to reflect the decrease in real estate values.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Commercial real estate and commercial and agricultural loans usually involve higher credit risks than that of single-family residential loans. As of December 31, 2011, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate-48.9%, commercial and agricultural-20.0%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

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

Approximately 78.6% of our loan portfolio as of December 31, 2011 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Federal Home Loan Bank (FHLB) Stock—The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Premises and Equipment—Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from twenty-five to forty years.  Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.  Furniture, fixtures and equipment are depreciated using the straight-line with useful lives ranging from three to seven years.

Foreclosed Assets—Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management to validate the carrying value of the foreclosed properties.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Bank Owned Life Insurance—The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets—Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2011 and 2010.  The balance of goodwill was $4.1 million as of December 31, 2011 and $2.6 million as of December 31, 2010.

Other intangible assets consist largely of core deposit intangible assets arising from a bank acquisition.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of 8 years.

Loan Commitments and Related Financial Instruments—Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Income Taxes—Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns with its subsidiary.

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

Stock Based Compensation Plans—Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

Retirement Plans—Employee 401(k) expense is the amount of matching contributions.

Operating Segments—While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Earnings per Common Share—Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share include the dilutive effect of additional potential common shares issuable under stock options and preferred stock.  Earnings (loss) and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income—Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies—Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

Dividend Restriction—Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments—Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Accounting Pronouncements—

The FASB issued new guidance under ASU 2010-20, Receivables—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310). The guidance requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. The Company adopted the guidance for disclosures that relate to activity during a reporting period on January 1, 2011 and it did not have a material impact on the Company’s consolidated financial condition or results of operations.

The FASB issued new guidance under ASU 2010-28, Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

The FASB issued new guidance under ASU 2011-02, Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under this guidance, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 became effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of ASU 2011-02 did not have a significant impact on the Company’s financial statements.

The FASB issued new guidance under ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively. Early adoption is not permitted. Adoption of ASU 2011-04 is not expected to have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). This guidance is designed to simplify how entities test goodwill for impairment. The amendments in this guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220). This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Reclassifications—Certain reclassifications have been made to the 2010 financial statements to conform to the 2011 financial statement presentation.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:       Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U. S. government agencies and government sponsored entities	$11,555	$27	$(13)	$11,569
State and municipal	18,390	1,126	(2)	19,514
Agency mortgage-backed securities: residential	18,337	305	(7)	18,635
Trust preferred security	1,865	—	(865)	1,000

Total investment securities	$50,147	$1,458	$(887)	$50,718
December 31, 2010
U. S. government agencies and government sponsored entities	$6,510	$22	$(16)	$6,516
State and municipal	18,238	387	(214)	18,411
Agency mortgage-backed securities: residential	13,907	91	(294)	13,704
Trust preferred security	1,863	—	(963)	900

Total investment securities	$40,518	$500	$(1,487)	$39,531

The proceeds from sales of securities and the associated gains are listed below:

	(Dollars in Thousands)
	2011	2010

Sales of available for sale securities
Proceeds	$2,945	$—
Gross gains	215	—
Gross losses	—	—

The tax provision related to these realized gains were $73,000 and $0, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:       Available-For-Sale Securities (Continued)

The amortized cost and fair value of available-for-sale securities at December 31, 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2011 (Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$520	$522
Due from one to five years	8,346	8,521
Due from five to ten years	10,121	10,661
Due after ten years	12,823	12,379
Agency mortgage-backed: residential	18,337	18,635

Total	$50,147	$50,718

Securities pledged at year end 2011 and 2010 had a carrying amount of $39.6 million and $32.1 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:       Available-For-Sale Securities (Continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011:
U.S. government agencies and government sponsored entities	$4,505	$(13)	$—	$—	$4,505	$(13)
Agency mortgage backed securities - residential	2,569	(7)	—	—	2,569	(7)
State and municipal	304	(2)	—	—	304	(2)
Trust preferred security	—	—	1,000	(865)	1,000	(865)

Total temporarily impaired	$7,378	$(22)	$1,000	$(865)	$8,378	$(887)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010:
U.S. government agencies and government sponsored entities	$1,982	$(16)	$—	$—	$1,982	$(16)
Agency mortgage backed securities - residential	10,238	(294)	—	—	10,238	(294)
State and municipal	6,432	(214)	—	—	6,432	(214)
Trust preferred security	—	—	900	(963)	900	(963)

Total temporarily impaired	$18,652	$(524)	$900	$(963)	$19,552	$(1,487)

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

As of December 31, 2011, the Company’s security portfolio consisted of $50.7 million fair value of securities, $8.4 million, or 10 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  Current market conditions have allowed some increase in the fair market value of the trust preferred security at December 31, 2011; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled. On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky. Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the economic downturn affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis. This security continues to pay interest as agreed and future payments are expected to be made as agreed. This security is not considered to be other-than-temporarily impaired.

Note 3:       Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2011	2010

Commercial	$58,853	$66,124
Commercial real estate:
Construction	13,720	15,423
Other	130,300	101,568
Residential real estate	83,486	75,514
Consumer:
Auto	3,998	4,932
Other	3,995	4,742
Total loans	294,352	268,303
Less allowance for loan losses	(5,865)	(5,001)

Net loans	$288,487	$263,302

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

Activity in the allowance for loan losses was as follows:

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

December 31, 2011
Allowance for loan losses:

Beginning balance	$3,212	$902	$604	$200	$83	$5,001
Provision for loan losses	(251)	1,607	518	(39)	190	2,025

Loans charged-off	(512)	(523)	(302)	(95)	—	(1,432)
Recoveries	218	—	38	15	—	271
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

December 31, 2010
Allowance for loan losses:

Beginning balance	$2,085	$892	$805	$148	$58	$3,988
Provision for loan losses	1,043	269	131	107	25	1,575
Loans charged-off	(149)	(265)	(357)	(68)	—	(839)
Recoveries	233	6	25	13	—	277
Total ending allowance balance	$3,212	$902	$604	$200	$83	$5,001

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011 and December 31, 2010.  Accrued interest receivable of $1.6 million and net deferred loans fees of $96 thousand are not considered significant and therefore are not included in the loan balances presented in the tables below:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,738	$973	$310	$6	$—	$3,027
Collectively evaluated	929	1,013	548	75	273	2,838
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865

Loans:
Individually evaluated for impairment	$4,186	$3,624	$971	$6	$—	$8,787
Collectively evaluated	54,667	140,396	82,515	7,987	—	285,565
Total ending allowance balance	$58,853	$144,020	$83,486	$7,993	$—	$294,352

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,064	$443	$157	$9	$—	$2,673
Collectively evaluated	1,148	459	447	191	83	2,328
Total ending allowance balance	$3,212	$902	$604	$200	$83	$5,001

Loans:
Individually evaluated for impairment	$6,468	$3,832	$434	$14	$—	$10,748
Collectively evaluated	59,656	113,159	75,080	9,660	—	257,555
Total ending allowance balance	$66,124	$116,991	$75,514	$9,674	$—	$268,303

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

The following table presents information related to impaired loans by class of loans as of and for the year ended December 31, 2011.  In this table presentation the unpaid principal balance of the loans has been reduced by net charge-offs and is equivalent to the recorded investment.

	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2011
With no related allowance recorded:

Commercial	$2,020	$—	$3,099	$204	$204
Commercial real estate:

Construction	—	—	95	—	—

Other	999	—	1,574	96	56

Residential real estate	374	—	252	12	9
Consumer:

Auto	—	—	—	—	—

Other	—	—	—	—	—

Subtotal	3,393	—	5,020	312	269

With an allowance recorded:

Commercial	2,166	1,738	2,228	158	158
Commercial real estate:

Construction	—	—	—	—	—

Other	2,625	973	2,059	108	105

Residential real estate	597	310	450	33	10
Consumer:

Auto	5	5	9	1	1

Other	1	1	1	—	—

Subtotal	5,394	3,027	4,747	300	274

Total	$8,787	$3,027	$9,767	$612	$543

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.  In this table presentation the unpaid principal balance of the loans has been reduced by net charge-offs and is equivalent to the recorded investment.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2010
With no related allowance recorded:

Commercial	$4,178	—	$2,090	$376	$376
Commercial real estate:

Construction	191	—	95	13	13

Other	2,148	—	1,074	157	151

Residential real estate	131	—	116	3	3
Consumer:

Auto	—	—	9	—	—

Other	—	—	4	—	—

Subtotal	6,648	—	3,388	549	543

With an allowance recorded:

Commercial	2,290	2,064	1,319	131	131
Commercial real estate:

Construction	—	—	169	—	—

Other	1,493	443	808	100	100

Residential real estate	303	157	298	12	10
Consumer:

Auto	13	8	7	1	1

Other	1	1	—	—	—

Subtotal	4,100	2,673	2,601	244	242

Total	$10,748	$2,673	$5,989	$793	$785

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and December 31, 2010:

	(Dollars in Thousands)
	Loans Past Due Over 90 Days and Still Accruing		Nonaccrual
	2011	2010	2011	2010

Commercial	$—	$—	$1,553	$163
Commercial real estate:
Construction	—	—	—	191
Other	—	—	1,735	462
Residential real estate	—	—	970	434
Consumer:
Auto	—	—	5	11
Other	—	2	1	1

Total	$—	$2	$4,264	$1,262

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses(Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Commercial	$640	$100	$—	$740	$58,113	$58,853
Commercial real estate:
Construction	—	—	—	—	13,720	13,720
Other	102	—	559	661	129,639	130,300
Residential real estate	278	310	515	1,103	82,383	83,486
Consumer:
Auto	26	—	—	26	3,972	3,998
Other	—	—	—	—	3,995	3,995
Total	$1,046	$410	$1,074	$2,530	$291,822	$294,352

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses(Continued)

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.9 million and $1.9 million as of December 31, 2011 and 2010, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.  No troubled debt restructurings were defaulted during 2011.

Modifications involving a reduction of the stated interest rate of the loan or the extension of the maturity date were for periods ranging from six months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	—	$—	$—
Commercial real estate:
Construction	—	—	—
Other	4	3,173	2,844
Residential real estate	—	—	—
Consumer:
Auto	—	—	—
Other	1	32	32
Total	5	$3,205	$2,876

The troubled debt restructurings described above increased the allowance for loan losses by $493,000 and resulted in charge offs of $329,000 during the year ending December 31, 2011.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses(Continued)

The terms of certain other loans were modified during the year ending December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $6.9 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial and commercial real estate loans with an outstanding balance greater than $25 thousand and is reviewed on a monthly basis. For residential real estate and consumer loans the analysis primarily involves monitoring the past due status of these loans and at such time that these loans are past due, the Company evaluates the loans to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses(Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial	$54,021	$50	$4,699	$83	$58,853
Commercial real estate:
Construction	13,720	—	—	—	13,720
Other	117,798	2,849	8,955	698	130,300
Residential real estate	82,248	—	975	263	83,486
Consumer:
Auto	3,993	—	—	5	3,998
Other	3,994	—	1	—	3,995
Total	$275,774	$2,899	$14,630	$1,049	$294,352

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2010
Commercial	$56,124	$597	$9,265	$138	$66,124
Commercial real estate:
Construction	15,232	—	191	—	15,423
Other	86,565	9,039	5,964	—	101,568
Residential real estate	75,104	—	294	116	75,514
Consumer:
Auto	4,921	—	11	—	4,932
Other	4,733	—	9	—	4,742
Total	$242,679	$9,636	$15,734	$254	$268,303

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 4:       Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2011	2010

Balance, beginning of year	$1,368	$1,154
Additions	684	562
Direct write-downs	(157)	(176)
Sales	(1,255)	(170)
Net loss on sales	(3)	(2)

Balance, end of year	$637	$1,368

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

Fair Value Measurements at December 31, 2011

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$11,569
State and municipal		19,514
Agency mortgage-backed securities -residential		18,635
Trust preferred security		1,000
Total investment securities	—	$50,718	—

Fair Value Measurements at December 31, 2010

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,516
State and municipal		18,411
Agency mortgage-backed securities -residential		13,704
Trust preferred security		900
Total investment securities	—	$39,531	—

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:       Disclosures About Fair Value (Continued)

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2011

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$427
Commercial RE			$1,652
Residential			$287

Other real estate owned:
Commercial RE			$493
Residential			$144

Fair Value Measurements at December 31, 2010

(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$227
Commercial RE			$1,241
Residential			$145
Consumer			$5

Other real estate owned:
Commercial RE			$928
Residential			$440

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $5.4 million at December 31, 2011, with a valuation allowance of $3.0 million, resulting in an additional provision for loan losses of $1.3 million for the year ended December 31, 2011.  At December 31, 2010, impaired loans had a carrying amount of $4.3 million, with a valuation allowance of $2.7 million, resulting in an additional provision for loan losses of $2.2 million for the year ended December 31, 2010.

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

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $637,000 and $1,368,000 at December 31, 2011 and December 31, 2010, respectively.  Total write-downs of other real estate owned during the twelve months ended December 31, 2011 and December 31, 2010 were $157,000 and $176,000, respectively.

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

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	(Dollars in Thousands)
	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Assets
Cash and cash equivalents	$30,549	$30,549	$14,811	$14,811
Loans held for sale	180	183	151	153
Loans, net of allowance	286,122	295,019	261,684	262,718
Accrued interest receivable	1,858	1,858	1,940	1,940
Federal Home Loan Bank stock	2,025	N/A	2,025	N/A

	(Dollars in Thousands)
	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities
Deposits	$332,731	$333,891	$288,740	$289,706
Securities sold under repurchase agreements	—	—	712	712
FHLB advances	25,000	25,383	15,000	15,328
Subordinate debentures	5,000	2,321	5,000	3,179
Accrued interest payable	275	275	350	350

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

Note 6:       Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2011	2010

Land and land improvements	$3,633	$2,977
Buildings and improvements	8,870	7,699
Leasehold improvements	250	239
Furniture and fixtures	828	727
Equipment and software	3,625	3,388
Automobiles	67	80
	17,273	15,110
Less accumulated depreciation	(5,424)	(4,758)

Net premises and equipment	$11,849	$10,352

Depreciation and amortization expense totaled $727,000 and $773,000 for 2011 and 2010, respectively.

Operating Leases

The Company leases certain branch properties and equipment under operating leases.  Rent expense was $329,000 for both 2011 and 2010.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6:       Premises and Equipment(Continued)

2012	344
2013	343
2014	344
2015	318
2016	307
Thereafter	2,141

Total	$3,797

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease. $16,000 of the deferred gain was recognized in 2011 and 2010.

Note 7:       Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party valuation firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2011 and 2010 which indicated no impairment.  Goodwill balance was $4.1 and $2.6 million at year end 2011 and 2010, respectively.  The increase in goodwill relates to the acquisition of a banking office in Bowling Green, KY from Republic Bank & Trust Company, a subsidiary of Republic Bancorp, Inc.  The Bank acquired approximately $33 million in deposits and $13 million in loans, as well as the real estate and other fixed assets.  The Bank paid a deposit premium of 6.51%, or approximately $2.1 million.  The acquisition resulted in approximately $1.5 million of goodwill and $602,000 in core deposit intangible.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in thousands)
	2011	2010
Core deposit intangibles:
Gross carrying amount	$2,805	$2,203
Accumulated amortization	$(1,459)	$(1,174)

Amortization expense was $285,000 in 2011 and $264,000 in 2010.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7:       Goodwill and Intangible Assets (Continued)

Estimated amortization expense for each of the next five years:

(Dollars in Thousands)

2012	$349
2013	332
2014	318
2015	54
2016	46

Note 8:       Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $59.4 million and $66.3 million at December 31, 2011 and 2010, respectively.  This included brokered deposits of $6.1 million and $19.2 million at year end 2011 and 2010.

At December 31, 2011, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)

2012	$129,207
2013	11,175
2014	25,511
2015	528
2016	10,990

$177,411

At December 31, 2011, ten customers accounted for approximately $33.7 million, or 10.1%, of total deposits whereas, at December 31, 2010, ten customers accounted for approximately $17.4 million or 6.0% of total deposits.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:       Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2011	2010

Matures June 2012, fixed rate at 0.26%	$5,000	$—
Matures August 2012, fixed rate at 4.25% until February 2011, with FHLB option to call in full each 6 months thereafter	500	500
Matures August 2012, fixed rate at 1.09%	2,000	2,000
Matures December 2012, fixed rate at 3.36% until March 2011 with FHLB option to call in full each 12 months thereafter	2,000	2,000
Matures December 2012, fixed rate at 0.85%	2,000	2,000
Matures October 2013, fixed rate at 0.81%	2,500	2,500
Matures December 2014, fixed rate at 1.73%	2,000	2,000
Matures December 2014, fixed rate at 3.46% until March 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures February 2015, fixed rate at 2.85% until February 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures December 2015, fixed rate at 1.14%	5,000	—

Total	$25,000	$15,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $51.0 million and $45.7 million of first mortgage loans under a blanket lien arrangement for both year-end 2011 and 2010.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $32.9 million at year-end 2011.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)

2012	$11,500
2013	2,500
2014	4,000
2015	7,000
2016	—

$25,000

Other Borrowed Funds

Prior to the end of 2011, the Bank offered Repurchase agreements which matured in one business day, and the rate paid on these accounts was variable at our discretion,

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:       Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds (Continued)

based on a tiered balance calculation. Securities sold under agreements to repurchase were secured by US government agencies or mortgage-backed securities with a carrying amount of $1.3 million at year- end 2010.

The Bank now offers a sweep-based product with tiered balance calculations, with FDIC insurance securing the balances up to $250,000 per account holder.

Information concerning securities sold under agreements to repurchase while they were still in existence is summarized as follows:

	2011	2010

Average daily balance during the year	$506	$870
Average interest rate during the year	0.89%	0.92%
Maximum month-end balance during the year	$957	$918
Weighted average interest rate at year-end	NA	0.89%

Letter of Credit

At year-end 2011, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.  At December 31, 2011, $2.0 million of the letter of credit was pledged to secure public funds.

Note 10:     Subordinated Debentures

In October 2006, Citizens First Statutory Trust I, a trust formed by the Company, closed a pooled private offering of $5.0 million trust preferred securities with a liquidation amount of $1,000 per trust security.  The Company issued $5.2 million of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust.  In accordance with accounting standards, the trust is not consolidated with the Company’s financial statements.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Company’s investment in the common stock of the trust was $155,000.

The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000 per trust security, on or after January 1, 2012 at 100% of the principal amount, plus accrued and unpaid interest.  The subordinated debentures mature on January 1, 2037.  The subordinated debentures are

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10:     Subordinated Debentures(Continued)

also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture.  The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate. The interest rate was 2.02% and 1.94% at December 31, 2011 and 2010, respectively.

Note 11:     Employee Benefit Plans

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2011 and 2010 were $144,000 and $132,000, respectively.

Note 12:     Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2011	2010

Taxes currently payable	$631	$463
Deferred income taxes	176	276

Income tax expense	$807	$739

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2011	2010

Computed at the statutory rate (34.0%)	$1,161	$1,115
Tax-exempt interest	(275)	(270)
Bank owned-life insurance	(93)	(99)
Other	14	(7)

Actual tax expense	$807	$739

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12:     Income Taxes (Continued)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2011	2010

Deferred tax assets:
Allowance for loan losses	$1,457	$1,280
Net operating losses and tax credits t op	369	542
Deferred gain	56	61
Unrealized losses on available-for-sale securities	—	335
Goodwill and core deposit	1,300	1,456
Other real estate	129	109
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	109	104
Other	86	41
	$3,531	$3,953

	(Dollars in Thousands)
	2011	2010

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	$(194)	$—
Deferred loan fees/costs	(55)	(66)
FHLB stock dividends	(74)	(74)
Depreciation	(199)	(78)
Accretion on investment securities	(13)	(14)
Prepaid expenses	(16)	(37)
Other	(78)	(7)
	(559)	(276)

Net deferred tax asset	$2,973	$3,677

The deferred tax asset is considered to be realizable based on our analysis of the evidence available. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2011 related to unrecognized tax benefits.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12:     Income Taxes (Continued)

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2008.

As of December 31, 2011 and 2010, income taxes receivable/(payable) were ($75,000 and $18,000, respectively, and are included in other assets/other liabilities on the Consolidated Balance Sheet.  At December 31, 2011, the Company has an AMT credit carryforward of approximately $369,000 that will not expire.

Note 13:     Related Party Transactions

At December 31, 2011 and 2010, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $6.6 million and $8.3 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)

Beginning balance	$8,258
New loans	55
Repayments	(1,718)

Ending balance	$6,595

Deposits from related parties held by the Bank at December 31, 2011 and 2010, respectively, totaled $995,000 and $540,000, respectively.

Amounts paid to a related party for advertising services totaled $44,000 in 2011 and $39,000 in 2010.

Note 14:     Stock Option Plans

In 2002, the Board of Directors adopted the employee stock option plan, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees an incentive to remain in the employee of the Company and its subsidiaries and to use their best efforts on its behalf.  132,300 shares of Company common stock have been reserved for issuance

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14:     Stock Option Plans (Continued)

under the plan. 54,247 shares remain available for future issuance. Options granted expire after ten years, and vest ratably over a three year period.

In 2003, the Board of Directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and stockholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes. 44,100 shares of common stock have been reserved for issuance under the plan. 31,411 shares remain available for future issuance.  Options granted expire after ten years, and are immediately vested.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  No options were granted during 2011 and 2010. ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2011 and 2010, employee and non-employee compensation expense recorded was $0 and $0, respectively. As of December 31, 2011, there is no unrecognized compensation expense associated with stock options. A summary of the status of the plans at December 31, 2011, and changes during the period then ended is presented below:

	2011
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	90,664	$15.22
Granted	—	—
Exercised	—	—
Forfeited	(1,576)	$15.84
Expired	—	—

Outstanding, end of year	89,088	$15.21

Options exercisable, end of year	89,088	$15.21

All stock option shares are vested at December 31, 2011.  The weighted average remaining term for outstanding and exercisable stock options was 3.17 years at December 31, 2011.  The aggregate intrinsic value at December 31, 2011 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:     Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011

Total Capital (to Risk-Weighted Assets)
Consolidated	$40,953	13.19%	$24,839	8.0%	N/A	N/A
Citizens First Bank, Inc.	40,416	13.05%	24,785	8.0%	$30,981	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	37,072	11.94%	12,420	4.0%	N/A	N/A
Citizens First Bank, Inc.	36,525	11.79%	12,392	4.0%	18,589	6.0%

Tier I Capital (to Average Assets)
Consolidated	37,072	9.46%	15,674	4.0%	N/A	N/A
Citizens First Bank, Inc.	36,525	9.32%	15,674	4.0%	19,592	5.0%

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:     Regulatory Capital Matters (Continued)

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010

Total Capital (to Risk-Weighted Assets)
Consolidated	$41,268	14.57%	$22,664	8.0%	N/A	N/A
Citizens First Bank, Inc.	37,882	13.37%	22,663	8.0%	$28,3291	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	37,709	13.31%	11,332	4.0%	N/A	N/A
Citizens First Bank, Inc.	34,323	12.12%	11,332	4.0%	16,997	6.0%

Tier I Capital (to Average Assets)
Consolidated	37,709	10.98%	13,737	4.0%	N/A	N/A
Citizens First Bank, Inc.	34,323	9.99%	13,737	4.0%	17,172	5.0%

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, the Bank could, without prior approval, declare dividends equal to any current and prior two years net profit retained to the date of the dividend declaration.

Note 16:     Loan Commitments and Other Related Activities

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16:     Loan Commitments and Other Related Activities (Continued)

	(Dollars in Thousands)
	December 31, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$8,902	$27,695	$3,390	$26,260

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan unused lines of credit have interest rates ranging from 3.0% to 21.0% and maturities ranging from 1 month to 28.4 years.

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

The Bank had total outstanding standby letters of credit amounting to $308,000 and $1.2 million at December 31, 2011 and 2010, respectively, with terms generally of one year or less.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	(Dollars in Thousands)
	2011	2010

Assets
Cash	$203	$3,256
Investment in Citizens First Bank, Inc.	43,325	39,924
Other assets	688	477
Total assets	$44,216	$43,657

Liabilities
Borrowings	5,000	5,000
Other liabilities	344	348
Total liabilities	5,344	5,348

Stockholders’ Equity	38,872	38,309

Total liabilities and stockholders’ equity	$44,216	$43,657

Condensed Statement of Operations

	(Dollars in Thousands)
	2011	2010

Dividend income	$500	$—

Expenses
Interest expense	99	101
Professional fees	192	211
Other expenses	110	76
Total expenses	401	388

Loss before Income Taxes and Equity in Undistributed Income of Subsidiary	(401)	(388)

Income Tax Benefit	(136)	(132)

Loss before Equity in Undistributed Income of Subsidiary	(265)	(256)

Equity in Income of Subsidiary	2,374	2,795

Net Income	$2,609	$2,539

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:     Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2011	2010

Operating Activities
Net income	$2,609	$2,539
Adjustments:
Equity in undistributed income of subsidiary	(2,374)	(2,795)
Changes in:
Other assets	(211)	14
Other liabilities	(4)	(43)
Net cash provided by (used in) operating activities	20	(285)

Financing Activities
Payment of dividends on stock	(861)	(960)
Partial repayment of TARP preferred stock	(2,212)	—
Net cash provided by financing activities	(3,073)	(960)

(Decrease) in Cash and Cash Equivalents	(3,053)	(1,245)

Cash and Cash Equivalents, Beginning of Year	3,256	4,501

Cash and Cash Equivalents, End of Year	$203	$3,256

Note 18:     Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2011 and 2010.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:     Earnings Per Common Share (Continued)

	2011			2010
	Income	Weighted -Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount

Basic earnings per common share
Net income	$2,609			$2,539
Less: Payment of dividends on preferred stock	(862)			(960)
Less: Accretion on warrants	(96)			(64)
Net income attributable to common shareholders	1,651	1,968,777	$0.84	1,515	1,968,777	$0.77

Effect of dilutive securities
Warrants	—	74,074		—	58,840
Preferred stock	—	—		—	—
Stock options	—	—		—	—

Diluted earnings per common share
Net income attributable to common shareholders and assumed conversions	$1,651	2,042,851	$0.81	$1,515	2,027,617	$0.75

Stock options for 89,088 and 90,664 shares of common stock were not considered in computing diluted earnings per common share for 2011 and 2010, respectively, because they were anti-dilutive.  Convertible preferred shares are not included because they were anti-dilutive for 2011 and 2010.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19:     Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2011	2010

Unrealized gains (losses) on available-for-sale securities	$1,772	$(194)
Reclassification for realized amount included in income	(215)	—
Other comprehensive income (loss), before tax effect	1,557	(194)
Tax effect	(530)	66

Other comprehensive income (loss)	$1,027	$(128)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	2011	2010

Balance, beginning of year	$(651)	$(523)
Current period change	1,027	(128)

Balance, end of year	$376	$(651)

Note 20:     Preferred Stock and Stock Warrants

The Company has issued two forms of preferred stock: Series A and Cumulative preferred stock. 250 shares of our preferred stock, designated as Series A cumulative perpetual preferred stock, (“Series A preferred stock”) were issued to the U.S. Treasury on December 19, 2008, in connection with the TARP Capital Purchase Program for a purchase price of $8.8 million. On February 16, 2011, we repurchased 63 shares of the Series A preferred stock for a purchase price of $2.2 million.

Holders of shares of Series A preferred stock are entitled to receive if, as and when declared by our board of directors or a duly authorized committee of the board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of 5% per share on a liquidation preference of $35,116 per share of Series A preferred stock with respect to each dividend period from December 19, 2008 to, but excluding, December 19, 2013. From and after December 19, 2013, holders of shares of Series A preferred stock are entitled to receive cumulative cash dividends at a rate per annum of 9% per share on a liquidation preference of $35,116 per share of Series A preferred

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20:   Preferred Stock and Stock Warrants (Continued)

stock with respect to each dividend period thereafter. Dividends are payable quarterly in arrears on each February 15, May 15, August 15 and November 15, starting with February 15, 2009.  We may defer dividends under the Securities Purchase Agreement (“Purchase Agreement”) in certain circumstances.

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

In connection with the issuance of Series A preferred stock, we issued 254,218 common stock warrants.  The initial exercise price applicable to the warrants is $5.18 per share of common stock for which the warrant may be exercised.  The warrant may be exercised at any time on or before December 19, 2018 by surrender of the warrant and the payment of the exercise price.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 20:   Preferred Stock and Stock Warrants (Continued)

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2011, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2011, its system of internal control over financial reporting is effective based on those criteria.

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

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, and “Election of Directors” and “Executive Officers” in the  Proxy Statement of the Company for the 2011 Annual Meeting of Shareholders to be held May 16, 2012, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	66	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Sarah Glenn Grise	55	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	45	President, Trace Die Cast, Inc.
James R. Hilliard	55	President of Airgas Mid-America, Inc.
M. Todd Kanipe	43	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	55	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	40	Warren County Kentucky County Attorney
Steve Newberry	49	President and Chief Executive Officer Commonwealth Broadcasting
Jack Sheidler	55	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank: Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	73	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	48	Senior Veterinarian and President Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank

M. Todd Kanipe	43	President and Chief Executive Officer

J. Steven Marcum	55	Executive Vice President and Chief Financial Officer

Marc Lively	48	Executive Vice President and Chief Credit Officer

Kim M. Thomas	41	Executive Vice President, Community Banking and Private Client Group

Item 11. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” and “Compensation of Directors” of the Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this Item appears under the headings “Election of Directors,” and “Corporate Governance” of the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item appears under the headings “Audit Committee Report” and “Ratification of the Appointment of the Independent Registered Public Accounting Firm,” of the Proxy Statement and is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed March 24, 2009).

4.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibits 3.2 and 3.3).

4.3	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.4).

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

10.5	Form of Waiver (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 23, 2008).*

10.6	Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K dated December 31, 2008).*

10.7	Separation Agreement and General Release dated April 22, 2009 between the Registrant and Mary D. Cohron (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2009).*

10.8	Employment Agreement between Citizens First Corporation and John Steven Marcum (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 15, 2010).*

10.9	Repurchase Agreement between Citizens First Corporation and United States Department of the Treasury.*

10.10

Branch Purchase and Assumption Agreement between Republic Bank and Trust Company and   Citizens First Bank, Inc. (incorporated by reference to Exhibit 2 of the Registrant’s Form 10-Q dated June 30, 2011).

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

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011 and December 31, 2010, (iii) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011 and December 31, 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.**

*Denotes a management contract or compensatory plan or agreement.

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

Citizens First Corporation

Date: March 30, 2012	By:	/s/	M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 30, 2012
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 30, 2012
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Barry D. Bray	March 30, 2012
Barry D. Bray, Director

/s/Sarah G. Grise	March 30, 2012
Sarah G. Grise, Director

/s/Christopher B. Guthrie	March 30, 2012
Christopher B. Guthrie, Director

/s/J. Robert Hilliard	March 30, 2012
J. Robert Hilliard, Director

/s/M. Todd Kanipe	March 30, 2012
M. Todd Kanipe, Director

/s/Amy H. Milliken	March 30, 2012
Amy Milliken, Director

/s/Steven W. Newberry	March 30, 2012
Steven W. Newberry, Director

/s/Jack W. Sheidler	March 30, 2012
Jack W. Sheidler, Director

/s/John M. Taylor	March 30, 2012
John Taylor, Director

/s/R. Kevin Vance	March 30, 2012
R. Kevin Vance, Director

/s/J. Steven Marcum	March 30, 2012
J. Steven Marcum, Director