Form 10-Q
period 2012-03-31
CITIZENS FIRST CORP
filed 2012-05-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

1,968,777 shares of Common Stock, no par value, were outstanding at April 30, 2012.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31, 2012	December 31, 2011
	Unaudited
Assets
Cash and due from financial institutions	$12,155	$12,439
Federal funds sold	9,820	18,110
Cash and cash equivalents	21,975	30,549
Available-for-sale securities	50,188	50,718
Loans held for sale	69	180
Loans, net of allowance for loan losses of $5,928 and $5,865 at March 31, 2012 and December 31, 2011, respectively	297,851	288,487
Premises and equipment, net	11,808	11,849
Bank owned life insurance (BOLI)	7,390	7,324
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,823	1,858
Deferred income taxes	3,400	2,973
Goodwill	4,097	4,097
Core deposit intangible	1,258	1,346
Other real estate owned	608	637
Other assets	1,304	1,751
Total Assets	$403,796	$403,794
Liabilities
Deposits
Noninterest bearing	41,161	38,352
Savings, NOW and money market	114,903	116,968
Time	174,989	177,411
Total deposits	331,053	332,731
Securities sold under repurchase agreements	—	—
FHLB advances	25,000	25,000
Subordinated debentures	5,000	5,000
Accrued interest payable	267	275
Other liabilities	2,984	1,916
Total Liabilities	$364,304	$364,922
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at March 31, 2012 and December 31, 2011, respectively	$7,659	$7,659

5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 187 shares at March 31, 2012 and December 31, 2011 respectively	6,483	6,471

Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2012 and December 31, 2011, respectively	27,072	27,072

Retained Earnings (deficit)	(2,122)	(2,706)
Accumulated other comprehensive income (loss)	400	376
Total stockholders’ equity	$39,492	$38,872
Total liabilities and stockholders’ equity	$403,796	$403,794

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	(In Thousands, Except Per Share Data)
	March 31, 2012	March 31, 2011
Interest and dividend income
Loans	$4,261	$3,954
Taxable securities	161	153
Non-taxable securities	163	179
Federal funds sold and other	33	33
Total interest and dividend income	4,618	4,319
Interest expense
Deposits	803	997
FHLB advances	95	77
Subordinated debentures	28	24
Short-term borrowings	0	2
Total interest expense	926	1,100
Net interest income	3,692	3,219
Provision for loan losses	370	225
Net interest income after provision for loan losses	3,322	2,994
Non-interest income
Service charges on deposit accounts	318	321
Other service charges and fees	120	99
Gain on sale of mortgage loans	90	69
Non-deposit brokerage fees	34	28
Lease income	68	57
BOLI income	66	67
Other	0	21
Total non-interest income	696	662
Non-interest expenses
Salaries and employee benefits	1,409	1,306
Net occupancy expense	459	476
Advertising and public relations	75	66
Professional fees	143	114
Data processing services	229	176
Franchise shares and deposit tax	125	114
FDIC Insurance	72	103
Core deposit intangible amortization	88	65
Postage and office supplies	50	35
Telephone and other communication	42	41
Other real estate owned expenses	45	50
Other	189	158
Total non-interest expenses	2,926	2,704
Income before income taxes	1,092	952
Provision for income taxes	284	236
Net income	$808	$716
Dividends and accretion on preferred stock	224	285
Net income available for common stockholders	$584	$431
Basic earnings per common share	$0.30	$0.22
Diluted earnings per common share	$0.29	$0.21
Other comprehensive income, net of tax
Change in unrealized gain (loss) on available for sale securities, net	$24	$317
Comprehensive income	$832	$1,033

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

Dollars in thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309
Net income			716		716
Repayment of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	61		(61)		—
Change in unrealized gain (loss) on available for sale securities, net				317	317
Dividend declared and paid on preferred stock			(224)		(224)
Balance, March 31, 2011	$14,094	$27,072	$(3,926)	$(334)	$36,906

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			808		808
Accretion on Series A preferred stock	12		(12)		—
Change in unrealized gain (loss) on available for sale securities, net				24	24
Dividend declared and paid on preferred stock			(212)		(212)

Balance, March 31, 2012	$14,142	$27,072	$(2,122)	$400	$39,492

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2012	March 31, 2011
Operating Activities
Net income	$808	$716
Items not requiring (providing) cash:
Depreciation and amortization	159	189
Provision for loan losses	370	225
Amortization of premiums and discounts on securities	83	50
Amortization of core deposit intangible	88	65
Deferred income taxes	(440)	(365)
Bank-owned life insurance	(66)	(67)
Proceeds from sale of mortgage loans held for sale	4,992	2,150
Origination of mortgage loans held for sale	(4,791)	(1,930)
Gains on sales of loans	(90)	(69)
Losses on sale of other real estate owned	29	32
Loss/(Gain) on sale premises and equipment	(4)	(4)
Changes in:
Interest receivable	35	17
Other assets	447	414
Interest payable and other liabilities	1,060	45
Net cash provided by operating activities	2,680	1,468
Investing Activities
Loan originations and payments, net	(9,734)	(1,895)
Purchase of premises and equipment	(118)	(77)
Proceeds from maturities of available-for-sale securities	2,524	463
Proceeds from sales of other real estate owned	1	305
Purchase of available-for-sale securities	(2,041)	(2,041)
Proceeds from sales of premises and equipment	4	9
Net cash provided by/(used in) investing activities	(9,364)	(3,236)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	744	9,108
Net change in time deposits	(2,422)	3,483
Partial Repayment of TARP preferred stock	—	(2,212)
Net change in fed funds purchased and repurchase agreements	—	(165)
Dividends paid on preferred stock	(212)	(224)
Net cash provided by/(used in) financing activities	(1,890)	9,990
Increase in (decrease) Cash and Cash Equivalents	(8,574)	8,222
Cash and Cash Equivalents, Beginning of Year	30,549	14,811
Cash and Cash Equivalents, End of Quarter	$21,975	$23,033

Supplemental Cash Flows Information
Interest paid	$934	$1,081
Income taxes paid	$95	$80
Loans transferred to other real estate owned	$—	$348

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total shareholders’ equity as previously reported.

Note 3 - Adoption of New Accounting Standards

Effect of newly issued accounting standards:

The FASB issued new guidance under ASU 2011-04, Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. These amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011, and should be applied prospectively.  Early adoption is not permitted.  Adoption of ASU 2011-04 did not have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is our current presentation. This guidance does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  The amendments in this guidance are effective for fiscal years and interim periods within that year, beginning after December 15, 2011.

The FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350). This guidance is designed to simplify how entities test goodwill for impairment. The amendments in this guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  Early adoption is permitted.  Adoption of ASU 2011-08 did not have a significant impact on the Company’s financial statements.

The FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220). This guidance defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Note 4 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available for sale investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U. S. government agencies and government sponsored entities	$11,534	$18	$(20)	$11,532

State and municipal	17,606	1,088	—	18,694

Agency mortgage-backed securities: residential	18,576	386	—	18,962

Trust preferred security	1,865	—	(865)	1,000

Total investment securities	$49,581	$1,492	$(885)	$50,188

December 31, 2011
U. S. government agencies and government sponsored entities	$11,555	$27	$(13)	$11,569

State and municipal	18,390	1,126	(2)	19,514

Agency mortgage-backed securities: residential	18,337	305	(7)	18,635

Trust preferred security	1,865	—	(865)	1,000

Total investment securities	$50,147	$1,458	$(887)	$50,718

The amortized cost and fair value of investment securities at March 31, 2012 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2012 (Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	1,300	1,301
Due from one to five years	6,768	6,923
Due from five to ten years	11,863	12,383
Due after ten years	11,074	10,619
Agency mortgage-backed: residential	18,576	18,962

Total	$49,581	$50,188

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012:
U.S. government agencies and government sponsored entities	$7,491	$(20)	$—	$—	$7,491	$(20)

Trust preferred security	—	—	1,000	(865)	1,000	(865)

Total temporarily impaired	$7,491	$(20)	$1,000	$(865)	$8,491	$(885)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
U.S. government agencies and government sponsored entities	$4,505	$(13)	$—	$—	$4,505	$(13)

Agency mortgage backed securities - residential	2,569	(7)	—	—	2,569	(7)

State and municipal	304	(2)	—	—	304	(2)

Trust preferred security	—	—	1,000	(865)	1,000	(865)

Total temporarily impaired	$7,378	$(22)	$1,000	$(865)	$8,378	$(887)

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

As of March 31, 2012, our securities portfolio consisted of $50.2 million fair value of securities, $8.5 million, or 8 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security since its lowest point, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 5 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2012	December 31, 2011

Commercial	$55,327	$58,853
Commercial real estate:
Construction	13,366	13,720
Other	146,219	130,300
Residential real estate	81,411	83,486
Consumer:
Auto	3,702	3,998
Other	3,754	3,995
Total loans	303,779	294,352
Less allowance for loan losses	(5,928)	(5,865)

Net loans	$297,851	$288,487

Activity in our allowance for loan losses was as follows:

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2012 Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	(652)	642	321	6	53	370
Loans charged-off	(100)	—	(199)	(12)	—	(311)
Recoveries	—	—	1	3	—	4
Total ending allowance balance	$1,915	$2,628	$981	$78	$326	$5,928

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2011 Allowance for loan losses:
Beginning balance	$3,212	$902	$604	$200	$83	$5,001
Provision for loan losses	(825)	755	82	2	211	225
Loans charged-off	(187)	—	(33)	(15)	—	(235)
Recoveries	4	—	5	3	—	12
Total ending allowance balance	$2,204	$1,657	$658	$190	$294	$5,003

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2012 and December 31, 2011.  As of March 31, 2012 and December 31, 2011, accrued interest receivable of $1.5 million and $1.6 million, respectively, and net deferred loan fees of $131 thousand and $96 thousand, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars In Thousands)
March 31, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,557	$1,772	$288	$16	$—	$3,633
Collectively evaluated	358	856	693	62	326	2,295
Total ending allowance balance	$1,915	$2,628	$981	$78	$326	$5,928
Loans:
Individually evaluated for impairment	$4,128	$7,514	$778	$16	$—	$12,436
Collectively evaluated	51,199	152,070	80,634	7,440	—	291,343
Total ending allowance balance	$55,327	$159,584	$81,412	$7,456	$—	$303,779

	(Dollars In Thousands)
December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,738	$973	$310	$6	$—	$3,027
Collectively evaluated	929	1,013	548	75	273	2,838
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865
Loans:
Individually evaluated for impairment	$4,186	$3,624	$971	$6	$—	$8,787
Collectively evaluated	54,667	140,396	82,515	7,987	—	285,565
Total ending allowance balance	$58,853	$144,020	$83,486	$7,993	$—	$294,352

The following table presents information related to impaired loans by class of loans as of March 31, 2012 and for the year ended December 31, 2011. In this table presentation the unpaid principal balance of the loans has been reduced by net charge-offs and is equivalent to the recorded investment.

	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
March 31, 2012
With no related allowance recorded:
Commercial	$1,933	$—	$1,976	$14	$14
Commercial real estate:
Construction	—	—	—	—	—
Other	652	—	826	11	—
Residential real estate	304	—	339	4	—
Consumer:
Auto	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	2,889	—	3,141	29	14
With an allowance recorded:
Commercial	2,195	1,557	2,180	27	4
Commercial real estate:
Construction	—	—	—	—	—
Other	6,862	1,772	4,744	103	85
Residential real estate	474	287	535	8	—
Consumer:
Auto	15	15	10	—	—
Other	1	1	1	—	—
Subtotal	9,547	3,632	7,470	138	89
Total	$12,436	$3,632	$10,611	$167	$103

	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2011
With no related allowance recorded:
Commercial	$2,020	$—	$3,099	$204	$204
Commercial real estate:
Construction	—	—	95	—	—
Other	999	—	1,574	96	56
Residential real estate	374	—	252	12	9
Consumer:
Auto	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	3,393	—	5,020	312	269
With an allowance recorded:
Commercial	2,166	1,738	2,228	158	158
Commercial real estate:
Construction	—	—	—	—	—
Other	2,625	973	2,059	108	105
Residential real estate	597	310	450	33	10
Consumer:
Auto	5	5	9	1	1
Other	1	1	1	—	—
Subtotal	5,394	3,027	4,747	300	274
Total	$8,787	$3,027	$9,767	$612	$543

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011 are summarized below:

	(Dollars in Thousands) As of March 31, 2012
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$1,394
Commercial real estate:
Construction	—	—
Other	—	1,700
Residential real estate	—	900
Consumer:
Auto	—	15
Other	—	1
Total	$—	$4,010

	(Dollars in Thousands) As of December 31, 2011
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$1,553
Commercial real estate:
Construction	—	—
Other	—	1,735
Residential real estate	—	970
Consumer:
Auto	—	5
Other	—	1
Total	$—	$4,264

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Commercial	$211	$134	$—	$345	$54,982	$55,327
Commercial real estate:
Construction	181	—	—	181	13,185	13,366
Other	1,038	—	466	1,504	144,715	146,219
Residential real estate	149	—	510	659	80,752	81,411
Consumer:
Auto	6	11	15	32	3,670	3,702
Other	3	2	—	5	3,749	3,754
Total	$1,588	$147	$991	$2,726	$301,053	$303,779

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Commercial	$640	$100	$—	$740	$58,113	$58,853
Commercial real estate:
Construction	—	—	—	—	13,720	13,720
Other	102	—	559	661	129,639	130,300
Residential real estate	278	310	515	1,103	82,383	83,486
Consumer:
Auto	26	—	—	26	3,972	3,998
Other	—	—	—	—	3,995	3,995
Total	$1,046	$410	$1,074	$2,530	$291,822	$294,352

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $3.6 million and $2.9 million as of March 31, 2012 and December 31, 2011, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

During the quarter ending March 31, 2012, two additional loans were modified as troubled debt restructurings.  The modification of the terms of such loans would include one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2012:

(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$791	$791
Commercial real estate:
Construction	—	—	—
Other	—	—	—
Residential real estate	—	—	—
Consumer:
Auto	—	—	—
Other	—	—	—
Total	2	$791	$791

Specific allocations of $1,660,000 and $925,000 were reported for the troubled debt restructurings as of March 31, 2012 and December 31, 2011.  No payment defaults or charge offs were reported for troubled debt restructurings during the quarter ending March 31, 2012.

The terms of certain other loans were modified during the three months ending March 31, 2012 that did not meet the definition of a troubled debt restructuring.  These loans modified during the three months ending March 31, 2012 have a total recorded investment of $4.1 million as of March 31, 2012.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial	$49,883	$262	$5,182	—	$55,327
Commercial real estate:
Construction	13,366	—	—	—	13,366
Other	133,336	—	11,912	971	146,219
Residential real estate	80,346	—	808	257	81,411
Consumer
Auto	3,702	—	—	—	3,702
Other	3,753	—	1	—	3,754
Total	$284,386	$262	$17,903	$1,228	$303,779

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial	$54,021	$50	$4,699	$83	$58,853
Commercial real estate:
Construction	13,720	—	—	—	13,720
Other	117,798	2,849	8,955	698	130,300
Residential real estate	82,248	—	975	263	83,486
Consumer:
Auto	3,993	—	—	5	3,998
Other	3,994	—	1	—	3,995
Total	$275,774	$2,899	$14,630	$1,049	$294,352

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at March 31, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$11,532
State and municipal		18,694
Agency mortgage-backed securities -residential		18,962
Trust preferred security		1,000
Total investment securities	—	$50,188	—

	Fair Value Measurements at December 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$11,569
State and municipal		19,514
Agency mortgage-backed securities -residential		18,635
Trust preferred security		1,000
Total investment securities	—	$50,718	—

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2012
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$638
Commercial RE			$5,091
Residential			$186

Other real estate owned:
Commercial RE			$471
Residential			$137

Fair Value Measurements at December 31, 2011
(Dollars in Thousands)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$427
Commercial RE			$1,652
Residential			$287

Other real estate owned:
Commercial RE			$493
Residential			$144

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $9.5 million at March 31, 2012 with a valuation allowance of $3.6 million.  Impaired loans carried at fair value had a principal balance of $5.4 million at December 31, 2011, with a valuation allowance of $3.0 million.  Increases in the provision for loan losses of $718,000 and $1.3 million were recognized for the three months ended March 31, 2012 and the twelve months ending December 31, 2011 as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

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

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $608,000 at March 31, 2012 and $637,000 at December 31, 2011.

Total writedowns of other real estate owned year to date March 31, 2012 and 2011, were $25,000 and $45,000 respectively.

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

Appraisals for collateral-dependent impaired loans and real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Bank management.  The appraisal values for collateral-dependent impaired loans are discounted to allow for selling expenses and fees, the limited use nature of various properties, the age of the most recent appraisal, and additional discretionary discounts for location, condition, etc.  For commercial real estate properties, the discounts range from 15% to 25%, with higher discounts applied to older appraisals and limited use properties.  For residential real estate properties, the discounts range from 10% to 20%, depending on the age of the most recent appraisal.  The Bank annually obtains an updated current appraisal value for each OREO property to certify that the fair value has not declined.  For each parcel of OREO that has declined in value, the Bank records the decline in value by a direct writedown of the asset.  In addition, the value for an OREO property held for over one year will be written down by 10% per year.

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at
	Carrying	March 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$21,975	$21,975			$21.975
Loans held for sale	69		70		70
Loans, net of allowance	291,936			298,340	298,340
Accrued interest receivable	1,823		319	1,504	1,823
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand Deposits	$156,064	$155,678			$155,678
Time Deposits	174,989		176,015		176,015
FHLB advances	25,000		25,361		25,361
Subordinate debentures	5,000			2,321	2,321
Accrued interest payable	267	7	260		267

	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$30,549	$30,549
Loans held for sale	180	183
Loans, net of allowance	286,122	295,019
Accrued interest receivable	1,858	1,858
Federal Home Loan Bank stock	2,025	N/A

Financial Liabilities
Deposits	$332,731	$333,891
Securities sold under repurchase agreements	—	—
FHLB advances	25,000	25,383
Subordinate debentures	5,000	2,321
Accrued interest payable	275	275

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

Note 7 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2012 and 2011.

	Quarter ended March 31, 2012			Quarter ended March 31, 2011
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$808			$716
Less: Dividends and accretion on preferred stock	(224)			(285)
Net income (loss) available to common shareholders	$584	1,968,777	$0.30	$431	1,968,777	$0.22

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	72,834		—	92,641

Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$584	2,041,611	$0.29	$431	2,061,418	$0.21

Stock options for 89,088 and 90,664 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2012 and 2011, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of March 31, 2012 and 2011.  Common stock warrants totaled 254,218.  72,834 and 92,641 warrants were dilutive as of March 31, 2012 and 2011, respectively, and included in the diluted earnings per share computation.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2012, we reported net income of $808,000 compared to net income of $716,000 in the first quarter of 2011, an increase of $92,000.  Net income available to common shareholders was $584,000 or, $0.29 per diluted common share this quarter, compared to net income available to common shareholders of $431,000 or, $0.21 per diluted common share for the first quarter of 2011.  Net income increased as a result of improved net interest income of $473,000, partially offset by an increased provision for loan losses expense of $145,000.

Our annualized return on average assets was .81% for three months ended March 31, 2012, unchanged from the previous year.  Our annualized return on average equity was 8.24% for the three months ending March 31, 2012, compared to 7.71% for the three months ending March 31, 2011, which improved due to the increase in net income.

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

For the quarter ended March 31, 2012, net interest income was $3.7 million, an increase of $473,000, or 14.7%, from net interest income of $3.2 million for the comparable period in 2011.  Net interest income increased as a result of lower interest expense on deposits and borrowings of $174,000, combined with an increase in interest income of $299,000.  The increase in interest income was fueled by the growth in average loans for the first quarter of 2012 compared to the first quarter of 2011.

The net interest margin for the three months ended March 31, 2012 was 4.17%, compared to 4.11% in 2011.  This increase of six basis points is attributable to the decline in the average rate paid on interest-bearing liabilities of 44 basis points.  Our yield on earning assets (tax equivalent) for the current quarter was 5.20%, a decrease of 27 basis points from 5.47% in the same period a year ago.

The following table sets forth for the three months ended March 31, 2012 and 2011, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Three months ended March 31,

	2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$12,683	$10	0.31%	$14,944	$10	0.28%
Available-for-sale securities (1)
Taxable	32,226	161	2.02%	22,599	153	2.74%
Nontaxable (1)	17,959	246	5.51%	18,237	271	6.02%
Federal Home Loan Bank stock	2,025	23	4.56%	2,025	23	4.60%
Loans receivable (2)	299,061	4,261	5.73%	268,952	3,954	5.96%
Total interest earning assets	363,955	4,701	5.20%	326,756	4,411	5.47%
Non-interest earning assets	38,995			30,246
Total Assets	$402,950			$357,002

Interest-bearing liabilities:
Interest-bearing transaction accounts	$100,895	$76	0.30%	$66,784	$91	0.55%
Savings accounts	16,260	9	0.22%	10,529	8	0.30%
Time deposits	175,925	718	1.64%	181,877	898	2.00%
Total interest-bearing deposits	293,080	803	1.10%	259,190	997	1.56%
Securities sold under repurchase agreements				718	2	0.89%
FHLB and other borrowings	25,000	95	1.53%	15,000	77	2.08%
Subordinated debentures	5,000	28	2.25%	5,000	24	1.94%
Total interest-bearing liabilities	323,080	926	1.15%	279,908	1,100	1.59%
Non-interest bearing deposits	38,319			37,435
Other liabilities	2,120			2,015
Total liabilities	363,519			319,358
Stockholders’ equity	39,431			37,644
Total Liabilities and Stockholders’ Equity	$402,950			$357,002
Net interest income		$3,775			$3,311

Net interest spread (1)			4.05%			3.88%
Net interest margin (1) (3)			4.17%			4.11%
Return on average assets ratio			0.81%			0.81%
Return on average equity ratio			8.24%			7.71%
Average equity to assets ratio			9.79%			10.86%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2012 and 2011.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$2	$(2)	$—
Available-for-sale-securities:
Taxable	(57)	65	8
Nontaxable (1)	(21)	(4)	(25)
FHLB stock	—	—	—
Loans, net	(136)	443	307
Total net change in income on interest-earning assets	(212)	502	290

Interest-bearing liabilities:
Interest-bearing transaction accounts	(61)	46	(15)
Savings accounts	(3)	4	1
Time deposits	(151)	(29)	(180)
FHLB and other borrowings	(31)	47	16
Subordinated debentures	4	—	4
Total net change in expense on interest-bearing liabilities	(242)	68	(174)
Net change in net interest income	$30	$434	$464
Percentage change	6.45%	93.55%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2012 was $370,000, or 0.12% of average loans, compared to $225,000, or 0.08% of average loans for the first quarter of 2011. We had net charge-offs totaling $307,000 during the first quarter of 2012, compared to $223,000 during the first quarter of 2011.  The provision expense increased due to the increase in net charge-offs and the growth of the loan portfolio.  The provision for loan losses adequately supports the loans that were previously not provided for or that required adjustment in the amount provided for due to current conditions.

Non-Interest Income

Non-interest income for the three months ended March 31, 2012 increased $34,000, or 5.1%, compared to the three months ended March 31, 2011, primarily due to an increase in gains from the sale of mortgage loans of $21,000 from the prior year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2012 increased $222,000, or 8.2%, compared to the three months ended March 31, 2011, primarily due to an increase in personnel expenses totaling $103,000 and data processing expenses totaling $53,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2012 and 2011.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2012 and 2011.  The effective tax rate for 2012 was 26.0%, compared to 24.8% for 2011.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2012 were $403.8 million, unchanged from $403.8 million at December 31, 2011.  Loans increased $9.4 million, or 3.2%, from $294.4 million at December 31, 2011 to $303.8 million at March 31, 2012.  Deposits at March 31, 2012 were $331.1 million, a decrease of $1.6 million, or 0.5%, compared to $332.7 million at December 31, 2011.

Loans

Loans increased $9.4 million, or 3.2%, from $294.4 million at December 31, 2011 to $303.8 million at March 31, 2012.  Total loans averaged $299.0 million for the quarter ending March 31, 2012, compared to $295.4 million for the quarter ended December 31, 2011, an increase of $3.6 million, or 1.2%.  We experienced an increase in commercial real estate loans during the first three months of the year compared to year-end.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2012		December 31, 2011
		% of Total Loans		% of Total Loans

Commercial and agricultural	$55,327	18.21%	$58,853	19.99%
Commercial real estate	159,585	52.53%	144,020	48.93%
Residential real estate	81,411	26.80%	83,486	28.36%
Consumer	7,456	2.46%	7,993	2.72%
	$303,779	100.00%	$294,352	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of March 31, 2012, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.7 million to $11.1 million.  The aggregate amount of these credit relationships was $78.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2012.

As of March 31, 2012, we had $25.5 million of participations in loans purchased from, and $16.3 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2012.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2012	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$33,363	$19,761	$2,203	$55,327
Commercial real estate	22,105	85,956	51,524	159,585
Residential real estate	5,510	26,482	49,419	81,411
Consumer	1,684	5,551	221	7,456
Total	$62,662	$137,750	$103,367	$303,779

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance totaled $5.9 million at March 31, 2012 and at December 31, 2011, an increase from $5.0 million at March 31, 2011.

The following table sets forth an analysis of our allowance for loan losses for the three months ended March 31, 2012 and 2011.

	(Dollars in Thousands)
	March 31,
	2012	2011
Balance at beginning of period	$5,865	$5,001
Provision for loan losses	370	225
Amounts charged off:
Commercial	100	187
Commercial real estate	—	—
Residential real estate	199	33
Consumer	12	15
Total loans charged off	311	235
Recoveries of amounts previously charged off:
Commercial	—	4
Commercial real estate	—	—
Residential real estate	1	5
Consumer	3	3
Total recoveries	4	12
Net charge-offs	307	223
Balance at end of period	$5,928	$5,003
Total loans, net of unearned income:
YTD Average	$299,061	$268,952
At March 31	$303,779	$269,627
As a percentage of YTD average loans:
Net charge-offs, annualized	0.41%	0.34%
Provision for loan losses, annualized	0.50%	0.34%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2012	December 31, 2011
Non-performing loans	$4,010	$4,264
Non-performing assets	4,618	4,901
Allowance for loan losses	5,928	5,865
Non-performing assets to total assets	1.14%	1.22%
Net charge-offs YTD to average YTD total loans, annualized	0.41%	0.42%
Allowance for loan losses to non-performing loans	147.80%	137.54%
Allowance for loan losses to total loans	1.95%	1.99%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at March 31, 2012 consisted of $4.0 million of non-accrual loans and less than $100 of loans past due 90 days or more.  Non-performing assets also includes other real estate owned of two commercial properties totaling $471,000 and a $137,000 residential property.

The non-performing loan total at December 31, 2011 consisted of 32 non-accrual loans totaling $4.3 million, and five loans over 90 days past due balances less than $1,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also included other real estate owned of two commercial properties totaling $493,000 and one residential property and one building lot totaling $144,000.

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

The Company reported total impaired loans of $12.4 million and $8.8 million as of March 31, 2012 and December 31, 2011, respectively.  The increase in impaired loans during the period is primarily attributed to one large credit totaling $3.9 million that is now measured for impairment due to deterioration in credit quality and the value of the collateral.

Summary of Allowance for Loan Losses

In general, the allowance for loan losses and related provision for loan losses increase as the relative level of nonperforming and impaired loans increase. However, other factors impact the amount of the allowance for loan losses such as our historical loss experience, the borrowers’ financial condition, general economic conditions, and other risk factors as described in our most recent annual report on Form 10-K.

As a percentage of nonperforming loans, the allowance for loan losses was 147.80% at March 31, 2012, which improved compared to 137.54% at December 31, 2011.  Nonperforming loans decreased by $254,000 from $4.3 million at December 31, 2011 to $4.0 million at March 31, 2012.

At March 31, 2012, there were $3.6 million in specific reserves related to impaired loans, or 61.3% of the total allowance for loan losses.  Of this total, $1.8 million is attributed to loans secured by commercial real estate and $1.6 million relates to commercial loans. Specific reserves on other impaired loans are made up of relatively small amounts spread over the remaining categories of impaired loans.  At December 31, 2011, there were $3.0 million in specific reserves related to impaired loans, or 51.6% of the total allowance for loan losses.  Of this total, $1.7 million is attributed to commercial loans and $1.0 million relates to commercial real estate loans. Specific reserves on impaired loans increased from December 31, 2011 to March 31, 2012 due to the increase in impaired loans in the commercial real estate loan category.

At March 31, 2012 there were $2.0 million in reserves attributable to loans collectively evaluated compared to $2.6 million at December 31, 2011. The amount decreased due to the change of certain commercial real estate loans from substandard non-impaired loans that were evaluated collectively to being impaired loans that are evaluated individually for impairment. The unallocated amount of reserves totaled $326,000 at March 31, 2012 which increased slightly from $273,000 at December 31, 2011.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	March 31, 2012		December 31, 2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$981	26.80%	$858	28.36%
Consumer and other loans	78	2.46%	81	2.72%
Commercial and agricultural	1,915	18.21%	2,667	19.99%
Commercial real estate	2,628	52.53%	1,986	48.93%
Unallocated	326	0.00%	273	0.00%
Total allowance for loan losses	$5,928	100.00%	$5,865	100.00%

We believe that the allowance for loan losses of $5.9 million at March 31, 2012 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the overall weaker economic conditions and increase in the level of net charge-offs.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-

exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $49.7 million for the first three months of 2012, compared to $40.8 million for 2011.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	March 31, 2012	December 31, 2011
U.S. Government agencies and government sponsored entities	$11,532	$11,569
Agency mortgage-backed securities: residential	18,962	18,635
Municipal securities	18,694	19,514
Other securities	1,000	1,000
Total available-for-sale securities	$50,188	$50,718

The table below presents the maturities and yield characteristics of securities as of March 31, 2012.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
March 31, 2012	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$1,000	$4,527	$3,008	$2,999	$11,534	$11,532
Agency mortgage-backed securities: (1)	81	18,495	—	—	18,576	18,962
Municipal securities	300	2,242	8,855	6,209	17,606	18,694
Other Securities	—	—	—	1,865	1,865	1,000
Total available-for-sale securities	$1,381	$25,264	$11,863	$11,073	$49,581	$50,188

Percent of total	2.8%	51.0%	23.9%	22.3%	100.0%
Weighted average yield(2)	2.58%	2.51%	4.16%	4.65%	3.43%

(1)               Agency mortgage-backed securities (residential) are grouped into average lives based on March 2012 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer and brokered deposits.  As of March 31, 2012, total deposits were $331.1 million, compared to total deposits of $332.7 million at December 31, 2011, a decrease of $1.6 million or 0.5%.  Total deposits averaged $331.4 million for the quarter ending March 31, 2012, compared to $333.5 million for the quarter ending December 31, 2011,  a decrease of $2.1 million, or 0.6%,

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  At March 31, 2012 and December 31, 2011, these brokered deposits totaled $6.1 million.  At March 31, 2012 and December 31, 2011, these brokered deposits constituted approximately 1.8% of our total deposits.

Time deposits of $100,000 or more totaled $58.9 million at March 31, 2012 compared to $59.4 million at December 31, 2011.  Interest expense on time deposits of $100,000 or more was $291,000 for the first three months of 2012, compared to $397,000 for the first three months of 2011.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2012.

(Dollars in Thousands)
March 31, 2012
Three months or less	$7,187
Over three through six months	6,249
Over six through twelve months	32,459
Over one year through three years	8,035
Over three years through five years	100
Over five years	4,914
Total	$58,944

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2012:

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
			$25,000

At March 31, 2012, we had available collateral to borrow an additional $26.6 million from the FHLB.

Other Borrowings.

At March 31, 2012, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2012.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2012 was 2.23%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At March 31, 2012, total stockholders’ equity was $39.5 million, an increase of $620,000, or 1.6%, from $38.9 million on December 31, 2011.  The increase is due to the increase in retained earnings and the change in accumulated other comprehensive income.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2012.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of March 31, 2012 and December 31, 2011.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2012	December 31, 2011
Tier 1 leverage ratio	9.61%	9.46%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.36%	11.94%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.61%	13.19%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2012	December 31, 2011
Tier 1 leverage ratio	9.43%	9.32%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.14%	11.79%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.40%	13.05%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the fourth quarter of 2008, 250 shares of Series A preferred stock, at a stated value of $35,116 per share, were issued to the U.S. Treasury in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  The Series A preferred stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to common stock and has equal seniority to our cumulative convertible preferred stock.  This cumulative preferred stock pays a 5% annual dividend, increasing to 9% after 5 years.

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

At March 31, 2012, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 3.22% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 0.15%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Apr 2012 - Mar 2013

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	17,132,915	1,597,716	10.28%
+300	16,591,003	1,055,803	6.80%
+200	16,034,978	499,778	3.22%
Base	15,535,200	0	0.00%
-200	15,511,629	-23,570	-0.15%

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

PART II-OTHER INFORMATION

Item 6.  Exhibits

EXHIBIT INDEX

2

Branch Purchase and Assumption Agreement between Citizens First Bank, Inc. and Republic Bank and Trust Company dated June 1, 2011 (incorporated by reference to Exhibit 2 of the Registrant’s Form 10Q dated June 30, 2011).

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

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and three months ended March 31, 2012 and March 31, 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2011 and March 31, 2012, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*This certification shall not be deemed “filed” for purposes for Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

CITIZENS FIRST CORPORATION

Date:	May 10, 2012	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	May 10, 2012	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer