Form 10-Q
period 2012-06-30
CITIZENS FIRST CORP
filed 2012-08-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

1,968,777 shares of Common Stock, no par value, were outstanding at July 26, 2012.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30, 2012	December 31, 2011
	Unaudited
Assets
Cash and due from financial institutions	$9,478	$12,439
Federal funds sold	12,540	18,110
Cash and cash equivalents	22,018	30,549
Available-for-sale securities	47,915	50,718
Loans held for sale	99	180
Loans, net of allowance for loan losses of $5,899 and $5,865 at June 30, 2012 and December 31, 2011, respectively	294,129	288,487
Premises and equipment, net	11,704	11,849
Bank owned life insurance (BOLI)	7,456	7,324
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,761	1,858
Deferred income taxes	2,968	2,973
Goodwill	4,097	4,097
Core deposit intangible	1,170	1,346
Other real estate owned	214	637
Other assets	1,336	1,751
Total Assets	$396,892	$403,794
Liabilities
Deposits
Noninterest bearing	41,797	38,352
Savings, NOW and money market	107,996	116,968
Time	171,055	177,411
Total deposits	320,848	332,731
FHLB advances	29,000	25,000
Subordinated debentures	5,000	5,000
Accrued interest payable	247	275
Other liabilities	1,623	1,916
Total Liabilities	$356,718	$364,922
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at June 30, 2012 and December 31, 2011, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 187 shares at June 30, 2012 and December 31, 2011 respectively	6,495	6,471
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2012 and December 31, 2011, respectively	27,072	27,072
Retained Earnings (deficit)	(1,619)	(2,706)
Accumulated other comprehensive income	567	376
Total stockholders’ equity	$40,174	$38,872
Total liabilities and stockholders’ equity	$396,892	$403,794

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	Three months ended (In Thousands, Except Per Share Data)
	June 30, 2012	June 30, 2011
Interest and dividend income
Loans	$4,219	$3,943
Taxable securities	152	157
Non-taxable securities	162	183
Federal funds sold and other	33	35
Total interest and dividend income	4,566	4,318
Interest expense
Deposits	758	984
FHLB advances	105	77
Subordinated debentures	28	25
Short-term borrowings	0	2
Total interest expense	891	1,088
Net interest income	3,675	3,230
Provision for loan losses	450	300
Net interest income after provision for loan losses	3,225	2,930
Non-interest income
Service charges on deposit accounts	340	334
Other service charges and fees	143	113
Gain on sale of mortgage loans	64	56
Non-deposit brokerage fees	57	60
Lease income	68	68
BOLI income	66	68
Gain on sale of securities available-for-sale	55	61
Total non-interest income	793	760
Non-interest expenses
Salaries and employee benefits	1,414	1,201
Net occupancy expense	479	463
Advertising and public relations	93	102
Professional fees	149	171
Data processing services	221	172
Franchise shares and deposit tax	141	114
FDIC Insurance	73	112
Core deposit intangible amortization	88	65
Postage and office supplies	59	44
Telephone and other communication	44	36
Other real estate owned expenses	105	87
Other	179	154
Total non-interest expenses	3,045	2,721
Income before income taxes	973	969
Provision for income taxes	247	241
Net income	$726	$728
Dividends and accretion on preferred stock	223	223
Net income available for common stockholders	$503	$505
Basic earnings per common share	$0.25	$0.26
Diluted earnings per common share	$0.24	$0.25
Comprehensive income, net of tax
Net Income	726	728
Other comprehensive income
Reclassification adjustment for losses (gains) included in net income, net	(36)	(40)
Change in unrealized gain (loss) on available for sale securities, net	203	477
Comprehensive income	$893	$1,165

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	Six months ended (In Thousands, Except Per Share Data)
	June 30, 2012	June 30, 2011
Interest and dividend income
Loans	$8,479	$7,898
Taxable securities	314	310
Non-taxable securities	325	361
Federal funds sold and other	66	68
Total interest and dividend income	9,184	8,637
Interest expense
Deposits	1,561	1,982
FHLB advances	200	154
Subordinated debentures	55	49
Short-term borrowings	0	3
Total interest expense	1,816	2,188
Net interest income	7,368	6,449
Provision for loan losses	820	525
Net interest income after provision for loan losses	6,548	5,924
Non-interest income
Service charges on deposit accounts	659	655
Other service charges and fees	262	233
Gain on sale of mortgage loans	154	125
Non-deposit brokerage fees	91	88
Lease income	136	125
BOLI income	132	135
Gain on sale of securities available-for-sale	55	61
Total non-interest income	1,489	1,422
Non-interest expenses
Salaries and employee benefits	2,823	2,507
Net occupancy expense	938	938
Advertising and public relations	168	168
Professional fees	292	285
Data processing services	450	348
Franchise shares and deposit tax	266	228
FDIC Insurance	145	215
Core deposit intangible amortization	176	131
Postage and office supplies	109	77
Telephone and other communication	86	79
Other real estate owned expenses	150	137
Other	369	312
Total non-interest expenses	5,972	5,425
Income before income taxes	2,065	1,921
Provision for income taxes	531	477
Net income	$1,534	$1,444
Dividends and accretion on preferred stock	447	508
Net income available for common stockholders	$1,087	$936
Basic earnings per common share	$0.55	$0.47
Diluted earnings per common share	$0.53	$0.46
Comprehensive income, net of tax
Net Income	1,534	1,444
Other comprehensive income
Reclassification adjustment for losses (gains) included in net income, net	(36)	(40)
Change in unrealized gain (loss) on available for sale securities, net	227	794
Comprehensive income	$1,725	$2,198

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309
Net income			1,444		1,444
Repayment of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	73		(73)		—
Change in other comprehensive income, net				754	754
Dividend declared and paid on preferred stock			(435)		(435)
Balance, June 30, 2011	$14,106	$27,072	$(3,421)	$103	$37,860

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			1,534		1,534
Accretion on Series A preferred stock	24		(24)		—
Change in other comprehensive income, net				191	191
Dividend declared and paid on preferred stock			(423)		(423)
Balance, June 30, 2012	$14,154	$27,072	$(1,619)	$567	$40,174

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	June 30, 2012	June 30, 2011
Operating Activities
Net income	$1,534	$1,444
Items not requiring (providing) cash:
Depreciation and amortization	320	370
Provision for loan losses	820	525
Amortization of premiums and discounts on securities	131	101
Amortization of core deposit intangible	176	131
Deferred income taxes	(93)	(177)
Bank-owned life insurance	(132)	(135)
Proceeds from sale of mortgage loans held for sale	8,086	4,299
Origination of mortgage loans held for sale	(7,851)	(4,117)
Gains on sales of available-for- sale securities	(55)	(61)
Gains on sales of loans	(154)	(125)
Losses on sale of other real estate owned	116	91
Gain on sale premises and equipment	(8)	(9)
Changes in:
Interest receivable	97	24
Other assets	415	569
Interest payable and other liabilities	(321)	(21)
Net cash provided by operating activities	$3,081	2,909
Investing Activities
Loan originations and payments, net	(6,550)	(2,079)
Purchase of premises and equipment	(174)	(89)
Proceeds from maturities of available-for-sale securities	9,749	6,583
Proceeds from sales of available-for-sale securities	962	1,100
Proceeds from sales of other real estate owned	395	778
Purchase of available-for-sale securities	(7,696)	(9,855)
Proceeds from sales of premises and equipment	8	11
Net cash (used in) investing activities	(3,306)	(3,551)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(5,527)	7,941
Net change in time deposits	(6,356)	(3,387)
Partial Repayment of TARP preferred stock	—	(2,212)
Proceeds from FHLB advances	9,000	—
Repayment of FHLB advances	(5,000)	—
Net change in fed funds purchased and repurchase agreements	—	245
Dividends paid on preferred stock	(423)	(435)
Net cash provided by (used in) financing activities	(8,306)	2,152
Increase in Cash and Cash Equivalents	(8,531)	1,510
Cash and Cash Equivalents, Beginning of Year	30,549	14,811
Cash and Cash Equivalents, End of Quarter	$22,018	$16,321

Supplemental Cash Flows Information
Interest paid	$1,844	$2,213
Income taxes paid	$475	$270
Loans transferred to other real estate owned	$88	$402

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U. S. government agencies and government sponsored entities	$7,536	$16	$(4)	$7,548

State and municipal	17,850	1,270	(1)	19,119
Agency mortgage-backed securities: residential	19,804	394	—	20,198

Trust preferred security	1,866	—	(816)	1,050

Total investment securities	$47,056	$1,680	$(821)	$47,915

December 31, 2011
U. S. government agencies and government sponsored entities	$11,555	$27	$(13)	$11,569

State and municipal	18,390	1,126	(2)	19,514
Agency mortgage-backed securities: residential	18,337	305	(7)	18,635

Trust preferred security	1,865	—	(865)	1,000

Total investment securities	$50,147	$1,458	$(887)	$50,718

The amortized cost and fair value of investment securities at June 30, 2012 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2012 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	250	258
Due from one to five years	5,935	6,120
Due from five to ten years	11,729	12,319
Due after ten years	9,338	9,020
Agency mortgage-backed: residential	19,804	20,198

Total	$47,056	$47,915

The following table summarizes the investment securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012:
U.S. government agencies and government sponsored entities	$1,009	$(4)	$—	$—	$1,009	$(4)

State and municipal	317	(1)	—	—	317	(1)

Trust preferred security	—	—	1,050	(816)	1,050	(816)

Total temporarily impaired	$1,326	$(5)	$1,050	$(816)	$2,376	$(821)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2011:
U.S. government agencies and government sponsored entities	$4,505	$(13)	$—	$—	$4,505	$(13)
Agency mortgage backed securities - residential	2,569	(7)	—	—	2,569	(7)

State and municipal	304	(2)	—	—	304	(2)

Trust preferred security	—	—	1,000	(865)	1,000	(865)

Total temporarily impaired	$7,378	$(22)	$1,000	$(865)	$8,378	$(887)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities classified as available-for-sale are generally evaluated for OTTI under ASC Topic 320, “Investments - Debt and Equity Securities.”

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

As of June 30, 2012, our securities portfolio consisted of $47.9 million fair value of securities, $2.4 million, or 3 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at June 30, 2012, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2012	December 31, 2011

Commercial	$51,707	$58,853
Commercial real estate:
Construction	11,589	13,720
Other	147,850	130,300
Residential real estate	81,693	83,486
Consumer:
Auto	3,615	3,998
Other	3,574	3,995
Total loans	300,028	294,352
Less allowance for loan losses	(5,899)	(5,865)

Net loans	$294,129	$288,487

The following table sets forth an analysis of our allowance for loan losses for the three months ending June 30, 2012 and 2011.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2012 Allowance for loan losses:

Beginning balance	$1,915	$2,628	$981	$78	$326	$5,928
Provision for loan losses	340	194	19	(9)	(94)	450

Loans charged-off	(200)	(85)	(209)	(1)	—	(495)
Recoveries	—	—	14	2	—	16
Total ending allowance balance	$2,055	$2,737	$805	$70	$232	$5,899

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2011 Allowance for loan losses:

Beginning balance	$2,204	$1,657	$659	$190	$294	$5,004
Provision for loan losses	(3)	49	256	(34)	32	300

Loans charged-off	—	—	(89)	(11)	—	(100)
Recoveries	8	—	—	3	—	11
Total ending allowance balance	$2,209	$1,706	$826	$148	$326	$5,215

The following table sets forth an analysis of our allowance for loan losses for the six months ending June 30, 2012 and 2011.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2012 Allowance for loan losses:

Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	(312)	836	339	(3)	(40)	820

Loans charged-off	(300)	(85)	(408)	(13)	—	(806)
Recoveries	—	—	15	5	—	20
Total ending allowance balance	$2,055	$2,737	$804	$70	$233	$5,899

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2011 Allowance for loan losses:

Beginning balance	$3,212	$902	$604	$200	$83	$5,001
Provision for loan losses	(828)	804	337	(32)	244	525

Loans charged-off	(187)	—	(121)	(27)	—	(335)
Recoveries	12	—	6	6	—	24
Total ending allowance balance	$2,209	$1,706	$826	$147	$327	$5,215

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012 and December 31, 2011.  As of June 30, 2012 and December 31, 2011, accrued interest receivable of $1.7 million and $1.6 million, respectively, and net deferred loan fees of $144 thousand and $96 thousand, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars In Thousands)
June 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,465	$2,060	$94	$16	$—	$3,635
Collectively evaluated	590	677	710	54	233	2,264
Total ending allowance balance	$2,055	$2,737	$804	$70	$233	$5,899

Loans:
Individually evaluated for impairment	$4,167	$7,322	$682	$22	$—	$12,193
Collectively evaluated	47,540	152,117	81,011	7,167	—	287,835
Total ending loans balance	$51,707	$159,439	$81,693	$7,189	$—	$300,028

	(Dollars In Thousands)
December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,738	$973	$310	$6	$—	$3,027
Collectively evaluated	929	1,013	548	75	273	2,838
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865

Loans:
Individually evaluated for impairment	$4,186	$3,624	$971	$6	$—	$8,787
Collectively evaluated	54,667	140,396	82,515	7,987	—	285,565
Total ending loans balance	$58,853	$144,020	$83,486	$7,993	$—	$294,352

The following table presents information related to impaired loans by class of loans as of June 30, 2012 and for the year ended December 31, 2011. In this table presentation the unpaid principal balance of the loans has been reduced by net charge-offs and is equivalent to the recorded investment.

	(Dollars in Thousands) June 30, 2012		(Dollars in Thousands) December 31, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Allowance for Loan Losses Allocated

Commercial	$2,349	$—	$2,020	$—
Commercial real estate:
Construction	—	—	—	—
Other	632	—	999	—
Residential real estate	399	—	374	—
Consumer:
Auto	4	—	—	—
Other	2	—	—	—
Subtotal	3,386	—	3,393	—

With an allowance recorded:
Commercial	1,818	1,465	2,166	1,738
Commercial real estate:
Construction	—	—	—	—
Other	6,690	2,060	2,625	973
Residential real estate	283	94	597	310
Consumer:
Auto	16	16	5	5
Other	0	0	1	1
Subtotal	8,807	3,635	5,394	3,027
Total	$12,193	$3,635	$8,787	$3,027

Information on impaired loans for the three months ending June 30, 2012 and 2011 is as follows:

	(Dollars in Thousands) June 30, 2012			(Dollars in Thousands) June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$4,148	28	6	$2,956	37	38
Commercial real estate:

Construction	—	—	—	—	—	—

Other	7,418	121	94	3,629	35	27

Residential real estate	729	9	1	953	7	—
Consumer:

Auto	17	—	—	6		—

Other	2	—	—	—	—	—

Total	$12,314	$158	$101	$7,544	$79	$65

Information on impaired loans for the six months ending June 30, 2012 and 2011 is as follows:

	(Dollars in Thousands) June 30, 2012			(Dollars in Thousands) June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$4,176	$58	$13	$4,665	$120	$121
Commercial real estate:

Construction	—	—	—	95	—	—

Other	5,474	235	181	3,635	114	82

Residential real estate	826	21	5	891	33	2
Consumer:

Auto	11	—	—	12	1	—

Other	3	—	—	1	—	—

Total	$10,490	$314	$199	$9,299	$268	$205

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011 are summarized below:

	(Dollars in Thousands) As of June 30, 2012		(Dollars in Thousands) As of December 31, 2011
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$1,584	$—	$1,553
Commercial real estate:
Construction	—	—	—	—
Other	—	5,429	—	1,735
Residential real estate	—	682	—	970
Consumer:
Auto	—	19	—	5
Other	—	3	—	1

Total	$—	$7,717	$—	$4,264

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$131	$58	$59	$248	$51,459	$51,707
Commercial real estate:
Construction	22	—	—	22	11,567	11,589
Other	138	1,002	463	1,603	146,247	147,850
Residential real estate	—	107	241	348	81,345	81,693
Consumer:
Auto	3	—	4	7	3,608	3,615
Other	6	—	2	8	3,566	3,574
Total	$300	$1,167	$769	$2,236	$297,792	$300,028

	(Dollars In Thousands)
December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$640	$100	$—	$740	$58,113	$58,853
Commercial real estate:
Construction	—	—	—	—	13,720	13,720
Other	102	—	559	661	129,639	130,300
Residential real estate	278	310	515	1,103	82,383	83,486
Consumer:
Auto	26	—	—	26	3,972	3,998
Other	—	—	—	—	3,995	3,995
Total	$1,046	$410	$1,074	$2,530	$291,822	$294,352

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $5.8 million and $2.9 million as of June 30, 2012 and December 31, 2011, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

During the quarter ending June 30, 2012, four additional loans totaling $2.4 million were modified as troubled debt restructurings.  The modification of the terms of these loans included combining and terming out carryover farm debt and terming out business debt on amortizing terms that exceed the bank’s policy guidelines.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$2,356	$2,356
Commercial real estate:
Construction	—	—	—
Other	1	22	25
Residential real estate	—	—	—
Consumer:
Auto	—	—	—
Other	—	—	—
Total	4	$2,378	$2,381

Specific allocations of $1,677,237 and $925,000 were reported for troubled debt restructurings as of June 30, 2012 and December 31, 2011.  No payment defaults or charge offs were reported for troubled debt restructurings during the quarter ending June 30, 2012.

The terms of certain other loans were modified during the six months ending June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans modified during the six months ending June 30, 2012 have a total recorded investment of $5.8 million as of June 30, 2012.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

June 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$43,981	$435	$7,260	31	$51,707
Commercial real estate:
Construction	11,589	—	—	—	11,589
Other	132,555	2,878	11,688	729	147,850
Residential real estate	80,498	—	1,115	80	81,693
Consumer
Auto	3,611	—	4	—	3,615
Other	3,571	—	3	—	3,574
Total	$275,805	$3,313	$20,070	$840	$300,028

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$54,021	$50	$4,699	$83	$58,853
Commercial real estate:
Construction	13,720	—	—	—	13,720
Other	117,798	2,849	8,955	698	130,300
Residential real estate	82,248	—	975	263	83,486
Consumer:
Auto	3,993	—	—	5	3,998
Other	3,994	—	1	—	3,995
Total	$275,774	$2,899	$14,630	$1,049	$294,352

Note 5 - Fair Value Measurements

Fair value is the exchange price that would be received to sell an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell.  Fair values are based on recent real estate appraisals.  These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets measured on a recurring basis:

	Fair Value Measurements at June 30, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,558
State and municipal		19,119
Agency mortgage-backed securities -residential		20,198
Trust preferred security		1,050
Total investment securities	—	$47,915	—

	Fair Value Measurements at December 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Securities available-for-sale
U. S. government agencies and government sponsored entities		$11,569
State and municipal		19,514
Agency mortgage-backed securities -residential		18,635
Trust preferred security		1,000
Total investment securities	—	$50,718	—

Assets measured on a non-recurring basis:

	Fair Value Measurements at June 30, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$354
Commercial RE			$4,630
Residential			$189

Other real estate owned:
Residential			$214

	Fair Value Measurements at December 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$427
Commercial RE			$1,652
Residential			$287

Other real estate owned:
Commercial RE			$493
Residential			$144

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $8.8 million at June 30, 2012 with a valuation allowance of $3.6 million.  Impaired loans had a principal balance of $5.4 million at December 31, 2011, with a valuation allowance of $3.0 million.  An increase in the provision for loan losses of $478,000 and a reduction of $114,000 were recognized for the six months ended June 30, 2012 and June 30, 2011, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $214,000 at June 30, 2012 and $637,000 at December 31, 2011.  Total writedowns of other real estate owned year to date June 30, 2012 and 2011, were $36,000 and $99,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at June 30, 2012.

	June 30,2012	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$354	Market Approach	Discounts to allow for market value of assets	0%-50% (48.38%)

Commercial RE	4,630	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	15%-38.97% (30.32%)

Residential	189	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (16.53%)

Other real estate owned:
Residential	214	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (10.64%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	Carrying	Fair Value Measurements at June 30, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$22,018	$22,018			$22,018
Loans held for sale	99		101		101
Loans, net of allowance	288,957			295,105	295,105
Accrued interest receivable	1,761		286	1,475	1,761
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand Deposits	$149,793	$149,613			$149,613
Time Deposits	171,055		171,800		171,800
FHLB advances	29,000		29,345		29,345
Subordinate debentures	5,000			2,321	2,321
Accrued interest payable	247	7	240		247

	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$30,549	$30,549
Loans held for sale	180	183
Loans, net of allowance	286,122	295,019
Accrued interest receivable	1,858	1,858
Federal Home Loan Bank stock	2,025	N/A

Financial Liabilities
Deposits	$332,731	$333,891
FHLB advances	25,000	25,383
Subordinate debentures	5,000	2,321
Accrued interest payable	275	275

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending and year-to-date periods June 30, 2012 and 2011.

	Quarter ended June 30, 2012			Quarter ended June 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$726			$728
Less: Dividends and accretion on preferred stock	(223)			(223)
Net income (loss) available to common shareholders	$503	1,968,777	$0.25	$505	1,968,777	$0.26

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	90,227		—	84,082

Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$503	2,059,004	$0.24	$505	2,052,859	$0.25

	Six months ended June 30, 2012			Six months ended June 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,534			$1,444
Less: Dividends and accretion on preferred stock	(447)			(508)
Net income/(loss) available to common shareholders	$1,087	1,968,777	$0.55	$936	1,968,777	$0.47

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	82,081		—	88,368
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$1,087	2,050,858	$0.53	$936	2,057,145	$0.46

Stock options for 86,961 and 90,664 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2012 and 2011, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of June 30, 2012 and 2011.  Common stock warrants totaled 254,218 as of June 30, 2012 and 2011.

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

Results of Operations

For the quarter ended June 30, 2012, we reported net income of $726,000 compared to net income of $728,000 in the second quarter of 2011, a decrease of $2,000.  Net income available to common shareholders was $503,000 or, $0.24 per diluted common share this quarter, compared to net income available to common shareholders of $505,000 or, $0.25 per diluted common share for the second quarter of 2011.  Net income decreased due to an increased provision for loan losses expense of $150,000.

For the six months ended June 30, 2012, the Company reported net income of $1.5 million, or $.53 per diluted common share. This represents an increase of $90,000, or $0.07 per share, from the net income of $1.4 million in the previous year. The increase in net income is primarily attributable to an increase in net interest income of $919,000, partially offset by an increase in non-interest expense of $547,000 and an increase in provision for loan losses of $295,000.

Our annualized return on average assets was .76% for six months ended June 30, 2012, compared to .81% in the previous year.  Our annualized return on average equity was 7.77% for the six months ending June 30, 2012, compared to 7.76% for the six months ending June 30, 2011.

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

For the quarter ended June 30, 2012, net interest income was $3.7 million, an increase of $445,000, or 13.8%, from net interest income of $3.2 million for the comparable period in 2011.  Net interest income increased as a result of lower interest expense on deposits and borrowings of $197,000, combined with an increase in interest income of $248,000.  The increase in interest income was fueled by the growth in average loans for the second quarter of 2012 compared to the second quarter of 2011. For the six months ended June 30, 2012, net interest income was $7.4 million, an increase of $919,000, or 14.2%, from net interest income of $6.5 million for the comparable period in 2011.

The net interest margin for the three months ended June 30, 2012 was 4.06%, compared to 4.01% in 2011.  This increase of five basis points is attributable to the decline in the average rate paid on interest-bearing liabilities of 44 basis points, mainly offset by a decline in the yield on earning assets of 29 points.  Our yield on earning assets (tax equivalent) for the current quarter was 5.03%, a decrease of 29 basis points from 5.32% in the same period a year ago. The net interest margin for the six months ended June 30, 2012 was 4.12%, an increase of six basis points from 4.06% in the previous year.

The following table sets forth for the quarter and six months ended June 30, 2012 and 2011, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Quarter ended June 30,

	2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$18,010	$12	0.26%	$17,897	$13	0.28%
Available-for-sale securities (1)
Taxable	30,512	152	2.01%	23,971	157	2.63%
Nontaxable (1)	17,367	244	5.65%	18,837	277	5.90%
Federal Home Loan Bank stock	2,025	21	4.25%	2,025	22	4.45%
Loans receivable (2)	304,003	4,219	5.58%	269,809	3,944	5.86%
Total interest earning assets	371,917	4,648	5.03%	332,538	4,413	5.32%
Non-interest earning assets	35,381			27,483
Total Assets	$407,298			$363,007

Interest-bearing liabilities:
Interest-bearing transaction accounts	$75,488	$44	0.23%	$49,725	$50	0.40%
Savings accounts	40,429	36	0.35%	30,540	54	0.71%
Time deposits	175,487	678	1.55%	181,585	881	1.98%
Total interest-bearing deposits	291,404	758	1.05%	261,850	984	1.53%
Borrowings	28,165	105	1.50%	15,776	79	2.02%
Subordinated debentures	5,000	27	2.15%	5,000	25	1.98%
Total interest-bearing liabilities	324,569	890	1.10%	282,626	1,088	1.54%
Non-interest bearing deposits	40,683			41,021
Other liabilities	2,084			1,937
Total liabilities	367,336			325,584
Stockholders’ equity	39,962			37,423
Total Liabilities and Stockholders’ Equity	$407,298			$363,007
Net interest income		$3,758			$3,325

Net interest spread (1)			3.93%			3.88%
Net interest margin (1) (3)			4.06%			4.01%
Return on average assets ratio			0.72%			0.80%
Return on average equity ratio			7.31%			7.80%
Average equity to assets ratio			9.81%			10.31%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Six months ended June 30,

	2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$15,347	$22	0.28%	$16,428	$23	0.28%
Available-for-sale securities (1)
Taxable	31,369	314	2.01%	23,289	310	2.68%
Nontaxable (1)	17,663	490	5.58%	18,538	548	5.96%
Federal Home Loan Bank stock	2,025	44	4.41%	2,025	45	4.52%
Loans, net (2)	295,580	8,479	5.66%	269,383	7,898	5.91%
Total interest earning assets	359,959	9,349	5.11%	329,663	8,824	5.40%
Non-interest earning assets	45,165			30,358
Total Assets	$405,124			$360,021

Interest-bearing liabilities:
Interest-bearing transaction accounts	$76,968	$92	0.24%	$48,234	$95	0.40%
Savings accounts	39,569	72	0.37%	30,564	107	0.71%
Time deposits	175,706	1,397	1.60%	181,729	1,779	1.97%
Total interest-bearing deposits	292,243	1,561	1.08%	260,527	1,981	1.53%
Borrowings	26,582	200	1.51%	15,747	157	2.02%
Subordinated debentures	5,000	55	2.20%	5,000	49	1.96%
Total interest-bearing liabilities	323,824	1,816	1.13%	281,272	2,188	1.57%
Non-interest bearing deposits	39,368			39,238
Other liabilities	2,236			1,976
Total liabilities	365,428			322,488
Stockholders’ equity	39,696			37,533
Total Liabilities and Stockholders’ Equity	$405,124			$360,021
Net interest income		$7,533			$6,636

Net interest spread (1)			3.98%			3.83%
Net interest margin (1) (3)			4.12%			4.06%
Return on average assets ratio			0.76%			0.81%
Return on average equity ratio			7.77%			7.76%
Average equity to assets ratio			9.80%			10.43%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2012 and 2011.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$1	$(2)	$(1)
Available-for-sale securities:
Taxable	(104)	108	4
Nontaxable (1)	(29)	(26)	(55)
FHLB stock	(1)	—	(1)
Loans, net	(362)	943	581
Total net change in income on interest-earning assets	(495)	1,023	528

Interest-bearing liabilities:
Interest-bearing transaction accounts	(60)	57	(3)
Savings accounts	(67)	32	(35)
Time deposits	(326)	(56)	(382)
FHLB and other borrowings	(67)	109	42
Subordinated debentures	6	—	6
Total net change in expense on interest-bearing liabilities	(514)	142	(372)

Net change in net interest income	$19	$881	$900

Percentage change	1.97%	98.03%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2012 was $450,000 or 0.15% of average loans, compared to $300,000, or 0.11% of average loans for the second quarter of 2011. For the six months ended June 30, 2012 and 2011, the provision for loan losses was $820,000 and $525,000, respectively.   We had net charge-offs totaling $479,000 during the second quarter of 2012, compared to $89,000 during the second quarter of 2011.  The provision expense increased due to the increase in net charge-offs.  The provision for loan losses adequately supports the loans that were previously not provided for, loans that required adjustment in the amount provided for due to current conditions, or newly identified impaired loans that required specific allocations.

Non-Interest Income

Non-interest income for the three months ended June 30, 2012 increased $33,000, or 4.3%, compared to the three months ended June 30, 2011, primarily due to an increase in other services charges and fees of $30,000 from the prior year.

Non-interest income for the six months ended June 30, 2012 and 2011, respectively, was $1.5 million and $1.4 million, an increase of $67,000, or 4.7%.  Gains on the sale of mortgage loans increased $39,000, while the other service charges increased $29,000.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2012 increased $325,000, or 11.9%, compared to the three months ended June 30, 2011, primarily due to an increase in personnel expenses totaling $213,000 and data other expenses totaling $96,000.

Non-interest expense was $6.0 million for the six months ended June 30, 2012, an increase of $547,000, or 10.1%, from $5.4 million in the same period of 2011.  Salaries and benefit expenses increased $316,000, while data processing expenses increased $102,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2012 and 2011.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2012 and 2011.  The effective tax rate for the quarter was 26.2%, compared to 24.9% for 2011. The effective tax rate year-to-date was 25.7%, compared to 24.8% for 2011.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2012 were $396.9 million, a decrease of $6.9 million, or 1.7%, from December 31, 2011.  Loans increased $5.6 million, or 1.9%, from $294.4 million at December 31, 2011 to $300.0 million at June 30, 2012.  Deposits at June 30, 2012 were $320.8 million, a decrease of $11.9 million, or 3.6%, compared to $332.7 million at December 31, 2011.

Loans

Loans increased from $294.4 million at December 31, 2011 to $300.0 million at June 30, 2012.  Total loans averaged $304.0 million for the quarter ending June 30, 2012, compared to $269.4 million for the quarter ended June 30, 2011, an increase of $34.6 million, or 11.4%.  We experienced an increase in commercial real estate and residential real estate loans during the first six months of the year compared to the same period in 2011.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2012		December 31, 2011
		% of Total Loans		% of Total Loans

Commercial and agricultural	$51,707	17.23%	$58,853	19.99%
Commercial real estate	159,439	53.14%	144,020	48.93%
Residential real estate	81,693	27.23%	83,486	28.36%
Consumer	7,189	2.40%	7,993	2.72%

	$300,028	100.00%	$294,352	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2012, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.7 million to $11 million.  The aggregate amount of these credit relationships was $80.1 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2012.

As of June 30, 2012, we had $26 million of participations in loans purchased from, and $14.5 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2012. Maturities are based on contractual terms. Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of June 30, 2012	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$27,404	$22,137	$2,166	$51,707
Commercial real estate	29,474	80,851	49,114	159,439
Residential real estate	7,021	27,261	47,411	81,693
Consumer	1,481	5,532	176	7,189

Total	$65,380	$135,781	$98,867	$300,028

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance totaled $5.9 million at June 30, 2012 and at December 31, 2011, an increase from $5.2 million at June 30, 2011.

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2012 and 2011.

	(Dollars in Thousands)
	June 30,
	2012	2011
Balance at beginning of period	$5,865	$5,001
Provision for loan losses	820	525
Amounts charged off:
Commercial	300	187
Commercial real estate	85	—
Residential real estate	408	121
Consumer	13	27
Total loans charged off	806	335
Recoveries of amounts previously charged off:
Commercial	—	12
Commercial real estate	—	—
Residential real estate	15	6
Consumer	5	6
Total recoveries	20	24
Net charge-offs	786	311
Balance at end of period	$5,899	$5,215
Total loans, net of unearned income:
YTD Average	$301,531	$269,383
At June 30	$300,028	$269,669
As a percentage of YTD average loans:
Net charge-offs, annualized	0.52%	0.23%
Provision for loan losses, annualized	0.54%	0.39%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2012	December 31, 2011
Non-performing loans	$7,717	$4,264
Non-performing assets	7,931	4,901
Allowance for loan losses	5,899	5,865
Non-performing assets to total assets	1.94%	1.21%
Net charge-offs YTD to average YTD total loans, annualized	0.52%	0.42%
Allowance for loan losses to non-performing loans	76.44%	137.54%
Allowance for loan losses to total loans	1.97%	1.99%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-performing loans at June 30, 2012 consisted of $7.7 million of non-accrual loans and less than $1,000 of loans past due 90 days or more.  Of the non-accrual loans, $1.7 million are loans secured by real estate in the process of collection, $4.4 million are loans secured by real estate not in foreclosure, $241,000 are commercial loans in the process of collection, $1.3 million are commercial loans not in foreclosure, and  $22,000 are consumer loans in the process of collection.  Non-performing assets also includes other real estate owned of three residential properties totaling $214,000 as of June 30, 2012.

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

The Company reported total impaired loans of $12.2 million and $8.8 million as of June 30, 2012 and December 31, 2011, respectively.  The increase in impaired loans during the period is primarily attributed to one large farm operating credit totaling $2.3 million and one large commercial real estate loan totaling $3.9 million that are now measured for impairment as of June 30, 2012.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	June 30, 2012		December 31, 2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$805	27.23%	$858	28.36%
Consumer and other loans	70	2.40%	81	2.72%
Commercial and agricultural	2,055	17.23%	2,667	19.99%
Commercial real estate	2,737	53.14%	1,986	48.93%
Unallocated	232	0.00%	273	0.00%
Total allowance for loan losses	$5,899	100.00%	$5,865	100.00%

We believe that the allowance for loan losses of $5.9 million at June 30, 2012 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.

That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the re-evaluation of collateral values on existing collateral dependent loans and specific allocations made for newly identified problem loans.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $49.0 million for the first six months of 2012, compared to $41.8 million for 2011.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	June 30, 2012	December 31, 2011
U.S. Government agencies and government sponsored entities	$7,548	$11,569
Municipal securities	19,119	19,514
Agency mortgage-backed securities: residential	20,198	18,635
Trust preferred security	1,050	1,000
Total available-for-sale securities	$47,915	$50,718

The table below presents the maturities and yield characteristics of securities as of June 30, 2012.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2012

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$3,515	$3,022	$999	$7,536	$7,548
Agency mortgage-backed securities: (1)	—	19,804	—	—	19,804	20,198
Municipal securities	250	2,420	8,707	6,473	17,850	19,119
Trust preferred security	—	—	—	1,866	1,866	1,050
Total available-for-sale securities	$250	$25,739	$11,729	$9,338	$47,056	$47,915

Percent of total	.5%	54.7%	24.9%	19.9%	100.0%
Weighted average yield(2)	5.43%	2.42%	3.92%	5.34%	3.41%

(1) Agency mortgage-backed securities (residential) are grouped into average lives based on June 2012 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer and brokered deposits.  As of June 30, 2012, total deposits were $320.8 million, compared to total deposits of $332.7 million at December 31, 2011, a decrease of $11.9 million, or 3.6%.  Total deposits averaged $331.8 million for the quarter ending June 30, 2012, compared to $331.4 million for the quarter ending March 31, 2012,  a increase of $0.4 million, or 0.1%,

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  At June 30, 2012 and December 31, 2011, these brokered deposits totaled $1.7 million and $6.1 million, respectively.  At June 30, 2012 and December 31, 2011, these brokered deposits constituted approximately 0.5% and 1.8% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $57.5 million at June 30, 2012 compared to $59.4 million at December 31, 2011.  Interest expense on time deposits of $100,000 or more was $565,000 for the first six months of 2012, compared to $797,000 for the first six months of 2011.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2012.

(Dollars in Thousands)
June 30, 2012
Three months or less	$12,097
Over three through six months	11,179
Over six through twelve months	15,813
Over one year through three years	13,266
Over three years through five years	100
Over five years	5,015
Total	$57,470

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2012:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	August 22, 2012	1.09%	2,000
Fixed	August 28, 2012	4.25%	500
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	May 24, 2019	1.72%	3,000
			$29,000

At June 30, 2012, we had available collateral to borrow an additional $21.8 million from the FHLB.

Other Borrowings.

At June 30, 2012, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of June 30, 2012.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2012 was 2.12%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At June 30, 2012, total stockholders’ equity was $40.2 million, an increase of $1.3 million, or 3.3%, from $38.9 million on December 31, 2011.  The increase is due to the increase in retained earnings and the change in accumulated other comprehensive income.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2012.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of June 30, 2012 and December 31, 2011.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2012	December 31, 2011

Tier 1 leverage ratio	9.69%	9.46%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	13.23%	11.94%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.48%	13.19%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2012	December 31, 2011

Tier 1 leverage ratio	9.54%	9.32%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	13.03%	11.79%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.29%	13.05%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

With improved capital levels, the Company anticipates that it will be able to continue redeeming its TARP preferred stock this year, subject to regulatory approval. Redemption of the preferred stock will reduce the level of preferred dividends and improve the Company’s earnings per share.  The Company is currently formulating a capital plan to redeem the remaining securities issued under the TARP Capital Purchase Program.  This plan will be submitted to the Company’s primary regulator and the US Treasury Department for approval during the third quarter of 2012.

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

At June 30, 2012, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 2.26% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would increase 0.14%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2012 - June 2013

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	16,474,165	1,467,615	9.78%
+300	15,921,383	914,832	6.10%
+200	15,346,384	339,833	2.26%
Base	15,006,551	0	0.00%
-200	15,027,863	21,313	0.14%

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

There was no change in our internal controls over financial reporting that occurred during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011 and June 30, 2012, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*This certification shall not be deemed “filed” for purposes for Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

CITIZENS FIRST CORPORATION

Date:	August 10, 2012	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	August 10, 2012	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer