Form 10-Q
period 2012-09-30
CITIZENS FIRST CORP
filed 2012-11-13
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

1,968,777 shares of Common Stock, no par value, were outstanding at October 25, 2012.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	September 30, 2012	December 31, 2011
	Unaudited
Assets
Cash and due from financial institutions	$8,657	$12,439
Federal funds sold	5,565	18,110
Cash and cash equivalents	14,222	30,549
Available-for-sale securities	47,826	50,718
Loans held for sale	—	180
Loans, net of allowance for loan losses of $5,968 and $5,865 at September 30, 2012 and December 31, 2011, respectively	299,796	288,487
Premises and equipment, net	11,595	11,849
Bank owned life insurance (BOLI)	7,522	7,324
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,807	1,858
Deferred income taxes	2,874	2,973
Goodwill	4,097	4,097
Core deposit intangible	1,082	1,346
Other real estate owned	259	637
Other assets	1,199	1,751
Total Assets	$394,304	$403,794
Liabilities
Deposits
Noninterest bearing	39,330	38,352
Savings, NOW and money market	100,245	116,968
Time	176,211	177,411
Total deposits	315,786	332,731
FHLB advances	30,000	25,000
Subordinated debentures	5,000	5,000
Accrued interest payable	240	275
Other liabilities	2,168	1,916
Total Liabilities	$353,194	$364,922
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at September 30, 2012 and December 31, 2011, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 187 shares at September 30, 2012 and December 31, 2011 respectively	6,507	6,471
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2012 and December 31, 2011, respectively	27,072	27,072
Retained earnings (deficit)	(902)	(2,706)
Accumulated other comprehensive income	774	376
Total stockholders’ equity	$41,110	$38,872
Total liabilities and stockholders’ equity	$394,304	$403,794

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	Three months ended (In Thousands, Except Per Share Data)
	September 30, 2012	September 30, 2011
Interest and dividend income
Loans	$4,384	$3,959
Taxable securities	100	142
Non-taxable securities	165	182
Federal funds sold and other	32	30
Total interest and dividend income	4,681	4,313
Interest expense
Deposits	685	906
FHLB advances	114	79
Subordinated debentures	27	24
Short-term borrowings	—	2
Total interest expense	826	1,011
Net interest income	3,855	3,302
Provision for loan losses	300	300
Net interest income after provision for loan losses	3,555	3,002
Non-interest income
Service charges on deposit accounts	355	354
Other service charges and fees	138	118
Gain on sale of mortgage loans	64	90
Non-deposit brokerage fees	54	40
Lease income	68	68
BOLI income	66	69
Gain on sale of securities available-for-sale	—	13
Total non-interest income	745	752
Non-interest expenses
Salaries and employee benefits	1,406	1,240
Net occupancy expense	489	464
Advertising and public relations	92	84
Professional fees	158	225
Data processing services	225	183
Franchise shares and deposit tax	141	114
FDIC insurance	83	35
Core deposit intangible amortization	88	65
Postage and office supplies	40	47
Telephone and other communication	43	41
Other real estate owned expenses	5	21
Other	223	202
Total non-interest expenses	2,993	2,721
Income before income taxes	1,307	1,033
Provision for income taxes	366	263
Net income	$941	$770
Dividends and accretion on preferred stock	225	225
Net income available for common stockholders	$716	$545
Basic earnings per common share	$0.36	$0.27
Diluted earnings per common share	$0.35	$0.26
Comprehensive income, net of tax
Net income	941	770
Other comprehensive income
Reclassification adjustment for losses (gains) included in net income, net	—	(8)
Change in unrealized gain (loss) on available for sale securities, net	208	378
Comprehensive income	$1,149	$1,140

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Operations

	Nine months ended (In Thousands, Except Per Share Data)
	September 30, 2012	September 30, 2011
Interest and dividend income
Loans	$12,863	$11,857
Taxable securities	414	452
Non-taxable securities	490	543
Federal funds sold and other	97	98
Total interest and dividend income	13,864	12,950
Interest expense
Deposits	2,246	2,888
FHLB advances	314	233
Subordinated debentures	81	73
Short-term borrowings	—	5
Total interest expense	2,641	3,199
Net interest income	11,223	9,751
Provision for loan losses	1,120	825
Net interest income after provision for loan losses	10,103	8,926
Non-interest income
Service charges on deposit accounts	1,014	1,009
Other service charges and fees	400	351
Gain on sale of mortgage loans	219	215
Non-deposit brokerage fees	145	128
Lease income	203	193
BOLI income	198	204
Gain on sale of securities available-for-sale	55	74
Total non-interest income	2,234	2,174
Non-interest expenses
Salaries and employee benefits	4,229	3,746
Net occupancy expense	1427	1402
Advertising and public relations	260	252
Professional fees	451	510
Data processing services	675	531
Franchise shares and deposit tax	407	342
FDIC insurance	228	250
Core deposit intangible amortization	265	196
Postage and office supplies	149	126
Telephone and other communication	129	118
Other real estate owned expenses	156	159
Other	588	514
Total non-interest expenses	8,964	8,146
Income before income taxes	3,373	2,954
Provision for income taxes	897	740
Net income	$2,476	$2,214
Dividends and accretion on preferred stock	672	733
Net income available for common stockholders	$1,804	$1,481
Basic earnings per common share	$0.92	$0.75
Diluted earnings per common share	$0.88	$0.72
Comprehensive income, net of tax
Net income	2,476	2,214
Other comprehensive income
Reclassification adjustment for losses (gains) included in net income, net	(36)	(49)
Change in unrealized gain (loss) on available for sale securities, net	434	1,173
Comprehensive income	$2,874	$3,338

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309
Net income			2,214		2,214
Repayment of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	85		(85)		—
Change in other comprehensive income, net				1,124	1,124
Dividend declared and paid on preferred stock			(648)		(648)
Balance, September 30, 2011	$14,118	$27,072	$(2,876)	$473	$38,787

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			2,476		2,476
Accretion on Series A preferred stock	36		(36)		—
Change in other comprehensive income, net				398	398
Dividend declared and paid on preferred stock			(636)		(636)
Balance, September 30, 2012	$14,166	$27,072	$(902)	$774	$41,110

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	September 30, 2012	September 30, 2011
Operating Activities
Net income	$2,476	$2,214
Items not requiring (providing) cash:
Depreciation and amortization	478	543
Provision for loan losses	1,120	825
Amortization of premiums and discounts on securities	257	157
Amortization of core deposit intangible	265	196
Deferred income taxes	(106)	(207)
Bank-owned life insurance	(198)	(204)
Proceeds from sale of mortgage loans held for sale	11,608	8,805
Origination of mortgage loans held for sale	(11,209)	(8,438)
Gains on sales of available-for- sale securities	(55)	(74)
Gains on sales of loans	(219)	(215)
Losses on sale of other real estate owned	121	139
Gain on sale premises and equipment	(12)	(13)
Changes in:
Interest receivable	51	(93)
Other assets	551	552
Interest payable and other liabilities	217	351
Net cash provided by operating activities	$5,345	4,538
Investing Activities
Loan originations and payments, net	(12,576)	(551)
Purchase of premises and equipment	(224)	(235)
Proceeds from maturities of available-for-sale securities	12,921	10,264
Proceeds from sales of available-for-sale securities	962	1,464
Purchase of branch	—	15,860
Proceeds from sales of other real estate owned	404	1,100
Purchase of available-for-sale securities	(10,590)	(15,424)
Proceeds from sales of premises and equipment	12	15
Net cash (used in) investing activities	(9,091)	12,493
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(15,745)	11,863
Net change in time deposits	(1,200)	(3,993)
Partial Repayment of TARP preferred stock	—	(2,212)
Proceeds from FHLB advances	12,500	—
Repayment of FHLB advances	(7,500)	—
Net change in fed funds purchased and repurchase agreements	—	(712)
Dividends paid on preferred stock	(636)	(648)
Net cash provided by (used in) financing activities	(12,581)	4,298
Increase in Cash and Cash Equivalents	(16,327)	21,329
Cash and Cash Equivalents, Beginning of Year	30,549	14,811
Cash and Cash Equivalents, End of Quarter	$14,222	$36,140

Supplemental Cash Flows Information
Interest paid	$2,676	$3,264
Income taxes paid	$560	$505
Loans transferred to other real estate owned	$147	$684

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U. S. government agencies and government sponsored entities	$7,533	$13	$—	$7,546
State and municipal	18,732	1,396	(8)	20,120
Agency mortgage-backed securities: residential	18,521	539	—	19,060
Trust preferred security	1,866	—	(766)	1,100
Total investment securities	$46,652	$1,948	$(774)	$47,826
December 31, 2011
U. S. government agencies and government sponsored entities	$11,555	$27	$(13)	$11,569
State and municipal	18,390	1,126	(2)	19,514
Agency mortgage-backed securities: residential	18,337	305	(7)	18,635
Trust preferred security	1,865	—	(865)	1,000
Total investment securities	$50,147	$1,458	$(887)	$50,718

The amortized cost and fair value of investment securities at September 30, 2012 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2012 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	250	255
Due from one to five years	8,088	8,283
Due from five to ten years	11,103	11,754
Due after ten years	8,690	8,474
Agency mortgage-backed: residential	18,521	19,060

Total	$46,652	$47,826

The following table summarizes the investment securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012:
State and municipal	876	(8)	—	—	876	(8)
Trust preferred security	—	—	1,100	(766)	1,100	(766)
Total temporarily impaired	$876	$(8)	$1,100	$(766)	$1,976	$(774)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
U.S. government agencies and government sponsored entities	$4,505	$(13)	$—	$—	$4,505	$(13)
Agency mortgage backed securities - residential	2,569	(7)	—	—	2,569	(7)
State and municipal	304	(2)	—	—	304	(2)
Trust preferred security	—	—	1,000	(865)	1,000	(865)
Total temporarily impaired	$7,378	$(22)	$1,000	$(865)	$8,378	$(887)

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

As of September 30, 2012, our securities portfolio consisted of $47.8 million fair value of securities, $2.0 million, or 3 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at September 30, 2012, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2012	December 31, 2011

Commercial	$52,960	$58,853
Commercial real estate:
Construction	11,775	13,720
Other	154,121	130,300
Residential real estate	79,646	83,486
Consumer:
Auto	3,435	3,998
Other	3,827	3,995
Total loans	305,764	294,352
Less allowance for loan losses	(5,968)	(5,865)
Net loans	$299,796	$288,487

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2012 and 2011.

	(Dollars In Thousands)
September 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,055	$2,737	$805	$70	$232	$5,899
Provision for loan losses	17	384	(122)	(4)	25	300
Loans charged-off	(190)	(15)	(37)	(1)	—	(243)
Recoveries	5	—	5	2	—	12
Total ending allowance balance	$1,887	$3,106	$651	$67	$257	$5,968

	(Dollars In Thousands)
September 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,209	$1,706	$826	$147	$327	$5,215
Provision for loan losses	137	150	50	7	(44)	300
Loans charged-off	(325)	(194)	(86)	(17)	—	(622)
Recoveries	1	—	32	6	—	39
Total ending allowance balance	$2,022	$1,662	$822	$143	$283	$4,932

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2012 and 2011.

	(Dollars In Thousands)
September 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	(295)	1,219	219	(7)	(16)	1,120
Loans charged-off	(490)	(100)	(445)	(14)	—	(1,049)
Recoveries	5	1	19	7	—	32
Total ending allowance balance	$1,887	$3,106	$651	$67	$257	$5,968

	(Dollars In Thousands)
September 30, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,212	$901	$605	$200	$83	$5,001
Provision for loan losses	(692)	955	387	(25)	200	825
Loans charged-off	(512)	(194)	(207)	(44)	—	(956)
Recoveries	14	—	37	12	—	62
Total ending allowance balance	$2,022	$1,662	$822	$143	$283	$4,932

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012 and December 31, 2011.  As of September 30, 2012 and December 31, 2011, accrued interest receivable of $1.5 million and $1.6 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $164,000 and $96,000, respectively, are included in the following tables.

	(Dollars In Thousands)
September 30, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,253	$2,427	$23	$15	$—	$3,718
Collectively evaluated	634	679	628	52	257	2,250
Total ending allowance balance	$1,887	$3,106	$651	$67	$257	$5,968
Loans:
Individually evaluated for impairment	$3,910	$8,195	$591	$21	$—	$12,717
Collectively evaluated	49,050	157,701	79,055	7,241	—	293,047
Total ending loans balance	$52,960	$165,896	$79,646	$7,262	$—	$305,764

	(Dollars In Thousands)
December 31, 2011	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,738	$973	$310	$6	$—	$3,027
Collectively evaluated	929	1,013	548	75	273	2,838
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865
Loans:
Individually evaluated for impairment	$4,186	$3,624	$971	$6	$—	$8,787
Collectively evaluated	54,667	140,396	82,515	7,987	—	285,565
Total ending loans balance	$58,853	$144,020	$83,486	$7,993	$—	$294,352

The following table presents information related to impaired loans by class of loans as of September 30, 2012 and for the year ended December 31, 2011. In this table presentation the unpaid principal balance of the loans has been reduced by net charge-offs and is equivalent to the recorded investment.

	(Dollars in Thousands) September 30, 2012		(Dollars in Thousands) December 31, 2011
	Unpaid Principal Balance	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Allowance for Loan Losses Allocated

Commercial	$2,345	$—	$2,020	$—
Commercial real estate:
Construction	—	—	—	—
Other	619	—	999	—
Residential real estate	437	—	374	—
Consumer:
Auto	4	—	—	—
Other	2	—	—	—
Subtotal	3,407	—	3,393	—
With an allowance recorded:
Commercial	1,565	1,253	2,166	1,738
Commercial real estate:
Construction	—	—	—	—
Other	7,576	2,427	2,625	973
Residential real estate	154	23	597	310
Consumer:
Auto	15	15	5	5
Other	—	—	1	1
Subtotal	9,310	3,718	5,394	3,027
Total	$12,717	$3,718	$8,787	$3,027

Information on impaired loans for the three months ending September 30, 2012 and 2011 is as follows:

	(Dollars in Thousands) September 30, 2012			(Dollars in Thousands) September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$4,039	58	34	$2,813	126	—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	7,759	128	70	3,470	33	—
Residential real estate	636	9	3	1,038	13	—
Consumer:
Auto	19	—	—	7		—
Other	2	—	—	3	—	—
Total	$12,455	$195	$107	$7,331	$172	$—

Information on impaired loans for the nine months ending September 30, 2012 and 2011 is as follows:

	(Dollars in Thousands) September 30, 2012			(Dollars in Thousands) September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$4,048	$111	$42	$4,616	$253	$—
Commercial real estate:
Construction	—	—	—	95	—	—
Other	5,910	330	250	3,477	147	—
Residential real estate	781	23	8	647	43	—
Consumer:
Auto	12	1	—	8	1	—
Other	1	—	—	2	—	—
Total	$10,752	$465	$300	$8,845	$444	$—

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011 are summarized below:

	(Dollars in Thousands) As of September 30, 2012		(Dollars in Thousands) As of December 31, 2011
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$1,330	$—	$1,553
Commercial real estate:
Construction	—	—	—	—
Other	60	5,357	—	1,735
Residential real estate	—	591	—	970
Consumer:
Auto	—	19	—	5
Other	—	2	—	1
Total	$60	$7,299	$—	$4,264

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
September 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$23	$11	$48	$82	$52,878	$52,960
Commercial real estate:
Construction	—	—	—	—	11,775	11,775
Other	1,861	94	669	2,624	151,497	154,121
Residential real estate	124	9	220	353	79,293	79,646
Consumer:
Auto	3	18	4	25	3,410	3,435
Other	—	—	2	2	3,825	3,827
Total	$2,011	$132	$943	$3,086	$302,678	$305,764

	(Dollars In Thousands)
December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$640	$100	$—	$740	$58,113	$58,853
Commercial real estate:
Construction	—	—	—	—	13,720	13,720
Other	102	—	559	661	129,639	130,300
Residential real estate	278	310	515	1,103	82,383	83,486
Consumer:
Auto	26	—	—	26	3,972	3,998
Other	—	—	—	—	3,995	3,995
Total	$1,046	$410	$1,074	$2,530	$291,822	$294,352

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $6.6 million and $2.9 million as of September 30, 2012 and December 31, 2011, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

During the quarter ending September 30, 2012, one additional loan totaling $952,000 was modified as a troubled debt restructuring.  The modification of the terms of this commercial real estate loan included reducing the interest rate, granting an interest only payment period, and extending the amortization term.

The following table presents loans by class modified as troubled debt restructurings outstanding as of September 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	6	$2,992	$2,948
Commercial real estate:
Other	4	4,148	3,632
Total	10	$7,327	$6,580

The following table presents loans by class modified as troubled debt restructurings outstanding as of December 31, 2011:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Other	4	$3,173	$2,844
Consumer:
Other	1	32	32
Total	5	$3,206	$2,877

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending September 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Other	1	952	952
Total	1	$952	$952

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	5	$3,147	$3,147
Commercial real estate:
Other	2	974	977
Total	7	$4,121	$4,124

Specific allocations of $1.9 million and $925,000 were reported for troubled debt restructurings as of September 30, 2012 and December 31, 2011.  No payment defaults were reported for troubled debt restructurings during the quarter ending September 30, 2012. One previously reported troubled debt restructuring with a balance of $121,000 was charged off during the quarter ending September 30, 2012.

The terms of certain other loans were modified during the nine months ending September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans modified during the nine months ending September 30, 2012 have a total recorded investment of $5.6 million as of September 30, 2012.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as, current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes commercial and commercial real estate loans with an outstanding balance greater than $25,000 and is reviewed on a monthly basis. For residential real estate and consumer loans the analysis primarily involves monitoring the past due status of these loans and at such time that these loans are past due, the Company evaluates the loans to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

September 30, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$45,447	$417	$7,082	14	$52,960
Commercial real estate:
Construction	11,775	—	—	—	11,775
Other	141,777	—	11,602	742	154,121
Residential real estate	78,589	—	1,043	14	79,646
Consumer
Auto	3,431	—	4	—	3,435
Other	3,825	—	2	—	3,827
Total	$284,844	$417	$19,733	$770	$305,764

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$54,021	$50	$4,699	$83	$58,853
Commercial real estate:
Construction	13,720	—	—	—	13,720
Other	117,798	2,849	8,955	698	130,300
Residential real estate	82,248	—	975	263	83,486
Consumer:
Auto	3,993	—	—	5	3,998
Other	3,994	—	1	—	3,995
Total	$275,774	$2,899	$14,630	$1,049	$294,352

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

Assets measured on a recurring basis:

	Fair Value Measurements at September 30, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,546
State and municipal		20,120
Agency mortgage-backed securities -residential		19,060
Trust preferred security		1,100
Total investment securities	—	$47,826	—

	Fair Value Measurements at December 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$11,569
State and municipal		19,514
Agency mortgage-backed securities -residential		18,635
Trust preferred security		1,000
Total investment securities	—	$50,718	—

Assets measured on a non-recurring basis:

	Fair Value Measurements at September 30, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$312
Commercial RE			$5,149
Residential			$131

Other real estate owned:
Residential			$200
Commercial			$59

	Fair Value Measurements at December 31, 2011 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial			$427
Commercial RE			$1,652
Residential			$287

Other real estate owned:
Commercial RE			$493
Residential			$144

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $9.3 million at September 30, 2012 with a valuation allowance of $3.7 million.  Impaired loans had a principal balance of $5.4 million at December 31, 2011, with a valuation allowance of $3.0 million.  An increase in the provision for loan losses of $1.2 million and a reduction of $208,000 were recognized for the nine months ended September 30, 2012 and September 30, 2011, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $259,000 at September 30, 2012 and $637,000 at December 31, 2011.  Total writedowns of other real estate owned year to date September 30, 2012 and 2011, were $40,000 and $128,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at September 30, 2012.

	September 30,2012	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$312	Market Approach	Discounts to allow for market value of assets	0%-50% (49.67%)

Commercial RE	5,149	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-38.97% (32.15%)

Residential	131	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (15%)

Other real estate owned:
Residential	199	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (9.16%)

Commercial	59	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-10% (10%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at September 30, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$14,222	$14,222			$14,222
Loans held for sale	—		—		—
Loans, net of allowance	294,204			296,669	296,669
Accrued interest receivable	1,807		275	1,532	1,807
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand Deposits	$139,575	$139,532			$139,532
Time Deposits	176,211		176,839		176,839
FHLB advances	30,000		30,434		30,434
Subordinate debentures	5,000			2,321	2,321
Accrued interest payable	240	8	232		240

	December 31, 2011
	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$30,549	$30,549
Loans held for sale	180	183
Loans, net of allowance	286,122	295,019
Accrued interest receivable	1,858	1,858
Federal Home Loan Bank stock	2,025	N/A

Financial Liabilities
Deposits	$332,731	$333,891
FHLB advances	25,000	25,383
Subordinate debentures	5,000	2,321
Accrued interest payable	275	275

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive. The following table reconciles the basic and diluted earnings per share computations for the quarters ending and year-to-date periods September 30, 2012 and 2011.

	Quarter ended September 30, 2012			Quarter ended September 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$941			$770
Less: Dividends and accretion on preferred stock	(225)			(225)
Net income (loss) available to common shareholders	$716	1,968,777	$0.36	$545	1,968,777	$0.27

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	99,112		—	64,470

Diluted earnings per share

Net income(loss) available to common shareholders and assumed conversions	$716	2,067,889	$0.35	$545	2,033,247	$0.26

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$2,476			$2,214
Less: Dividends and accretion on preferred stock	(672)			(733)
Net income/(loss) available to common shareholders	$1,804	1,968,777	$0.92	$1,481	1,968,777	$0.75

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	88,159		—	81,176
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$1,804	2,056,936	$0.88	$1,481	2,049,953	$0.72

Stock options for 86,961 and 89,088 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2012 and 2011, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of September 30, 2012 and 2011.  Common stock warrants totaled 254,218 as of September 30, 2012 and 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the quarter ended September 30, 2012, we reported net income of $941,000 compared to net income of $770,000 in the third quarter of 2011, an increase of $171,000.  Net income available to common shareholders was $716,000 or, $0.35 per diluted common share this quarter, compared to net income available to common shareholders of $545,000 or, $0.26 per diluted common share for the third quarter of 2011.  Net income increased due to an improved net interest margin.

For the nine months ended September 30, 2012, the Company reported net income of $2.5 million, or $.88 per diluted common share. This represents an increase of $262,000, or $0.16 per share, from the net income of $2.2 million in the previous year. The increase in net income is primarily attributable to an increase in net interest income of $1.5 million, partially offset by an increase in non-interest expense of $818,000.

Our annualized return on average assets was .82% for nine months ended September 30, 2012, compared to .82% in the previous year.  Our annualized return on average equity was 8.26% for the nine months ending September 30, 2012, compared to 7.83% for the nine months ending September 30, 2011.

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

For the quarter ended September 30, 2012, net interest income was $3.9 million, an increase of $553,000, or 16.7%, from net interest income of $3.3 million for the comparable period in 2011.  Net interest income increased as a result of lower interest expense on deposits and borrowings of $185,000, combined with an increase in interest income of $368,000.  The increase in interest income was fueled by the growth in average loans for the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, 2012, net interest income was $11.2 million, an increase of $1.5 million, or 15.1%, from net interest income of $9.8 million for the comparable period in 2011.

The net interest margin for the three months ended September 30, 2012 was 4.31%, compared to 4.11% in 2011.  This increase of 20 basis points is attributable to both an increase in loan income for the quarter combined with a reduction in interest expense on deposits.  Our yield on earning assets (tax equivalent) for the current quarter was 5.21%, a decrease of 13 basis points from 5.34% in the same period a year ago. The net interest margin for the nine months ended September 30, 2012 was 4.18%, an increase of 11 basis points from 4.07% in the previous year.

The following table sets forth for the quarter and nine months ended September 30, 2012 and 2011, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Quarter ended September 30,

	2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$16,788	$11	0.26%	$13,221	$9	0.28%
Available-for-sale securities (1)
Taxable	28,944	100	1.37%	24,284	142	2.32%
Nontaxable (1)	18,116	249	5.47%	18,729	274	5.81%
Federal Home Loan Bank stock	2,025	21	4.13%	2,025	20	3.96%
Loans receivable (2)	297,863	4,384	5.86%	269,001	3,959	5.84%
Total interest earning assets	363,736	4,765	5.21%	327,260	4,405	5.34%
Non-interest earning assets	33,921			31,217
Total Assets	$397,657			$358,477

Interest-bearing liabilities:
Interest-bearing transaction accounts	$69,538	$42	0.24%	$74,364	$82	0.44%
Savings accounts	38,892	35	0.36%	11,742	7	0.24%
Time deposits	173,685	608	1.39%	175,114	817	1.85%
Total interest-bearing deposits	282,115	685	0.97%	261,220	906	1.38%
Borrowings	28,060	114	1.62%	15,000	80	2.03%
Subordinated debentures	5,000	27	2.12%	5,000	25	1.96%
Total interest-bearing liabilities	315,175	826	1.04%	281,759	1,011	1.42%
Non-interest bearing deposits	39,713			36,424
Other liabilities	1,993			1,954
Total liabilities	356,881			320,138
Stockholders’ equity	40,776			38,339
Total Liabilities and Stockholders’ Equity	$397,657			$358,447
Net interest income		$3,939			$3,395

Net interest spread (1)			4.17%			3.92%
Net interest margin (1) (3)			4.31%			4.11%
Return on average assets ratio			0.94%			0.85%
Return on average equity ratio			9.18%			7.97%
Average equity to assets ratio			10.25%			10.52%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Nine months ended September 30,

	2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$15,831	$32	0.27%	$15,347	$32	0.28%
Available-for-sale securities (1)
Taxable	30,555	414	1.81%	23,624	452	2.56%
Nontaxable (1)	17,815	739	5.54%	18,603	819	5.89%
Federal Home Loan Bank stock	2,025	66	4.35%	2,025	66	4.33%
Loans, net (2)	300,300	12,863	5.72%	269,254	11,857	5.89%
Total interest earning assets	360,558	14,114	5.14%	328,853	13,226	5.37%
Non-interest earning assets	36,091			30,648
Total Assets	$402,617			$359,501

Interest-bearing liabilities:
Interest-bearing transaction accounts	$74,473	$134	0.24%	$51,071	$146	0.38%
Savings accounts	39,341	107	0.36%	30,190	146	0.65%
Time deposits	175,027	2,005	1.53%	179,307	2,596	1.94%
Total interest-bearing deposits	288,841	2,246	1.04%	260,568	2,888	1.48%
Borrowings	27,078	314	1.55%	15,677	238	2.02%
Subordinated debentures	5,000	81	2.16%	5,000	73	1.96%
Total interest-bearing liabilities	320,919	2,641	1.10%	281,245	3,199	1.52%
Non-interest bearing deposits	39,483			38,485
Other liabilities	2,156			1,966
Total liabilities	362,558			321,696
Stockholders’ equity	40,059			37,805
Total Liabilities and Stockholders’ Equity	$402,617			$359,501
Net interest income		$11,473			$10,028

Net interest spread (1)			4.04%			3.85%
Net interest margin (1) (3)			4.18%			4.07%
Return on average assets ratio			0.82%			0.82%
Return on average equity ratio			8.26%			7.83%
Average equity to assets ratio			9.95%			10.52%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2012 and 2011.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(1)	$1	$—
Available-for-sale securities:
Taxable	(171)	133	(38)
Nontaxable (1)	(45)	(35)	(80)
FHLB stock	—	—	—
Loans, net	(361)	1,367	1,006
Total net change in income on interest-earning assets	(578)	1,466	888

Interest-bearing liabilities:
Interest-bearing transaction accounts	(79)	67	(12)
Savings accounts	(83)	44	(39)
Time deposits	(529)	(62)	(591)
FHLB and other borrowings	(95)	172	77
Subordinated debentures	8	—	8
Total net change in expense on interest-bearing liabilities	(778)	221	(557)
Net change in net interest income	$200	$1,245	$1,445
Percentage change	13.84%	86.16%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2012 was $300,000 or 0.10% of average loans, compared to $300,000, or 0.11% of average loans for the third quarter of 2011. For the nine months ended September 30, 2012 and 2011, the provision for loan losses was $1.1 million and $825,000, respectively.   We had net charge-offs totaling $231,000 during the third quarter of 2012, compared to $583,000 during the third quarter of 2011.  The provision for loan losses adequately supports the loans that were previously not provided for, loans that required adjustment in the amount provided for due to current conditions, or newly identified impaired loans that required specific allocations.

Non-Interest Income

Non-interest income for the three months ended September 30, 2012 decreased $7,000, or 0.9%, compared to the three months ended September 30, 2011, primarily due to a decrease in security gains of $13,000 from the prior year.

Non-interest income for the nine months ended September 30, 2012 and 2011, respectively, was $2.2 million.  Other service charges and fees increased $49,000 while security gains decreased $19,000.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2012 increased $272,000, or 10.0%, compared to the three months ended September 30, 2011, primarily due to an increase in personnel expenses totaling $166,000 and other expenses totaling $20,000.

Non-interest expense was $9.0 million for the nine months ended September 30, 2012, an increase of $818,000, or 10.0%, from $8.1 million in the same period of 2011.  Salaries and benefit expenses increased $483,000, while data processing expenses increased $144,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2012 and 2011.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2012 and 2011.  The effective tax rate for the quarter was 28.0%, compared to 25.5% for 2011. The effective tax rate year-to-date was 26.6%, compared to 25.1% for 2011.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at September 30, 2012 were $394.3 million, a decrease of $9.5 million, or 2.4%, from December 31, 2011.  Loans increased $11.3 million, or 3.8%, from $294.4 million at December 31, 2011 to $305.7 million at September 30, 2012.  Deposits at September 30, 2012 were $315.8 million, a decrease of $16.9 million, or 5.1%, compared to $332.7 million at December 31, 2011.

Loans

Loans increased from $294.4 million at December 31, 2011 to $305.7 million at September 30, 2012.  Total loans averaged $297.9 million for the quarter ending September 30, 2012, compared to $269.0 million for the quarter ended September 30, 2011, an increase of $28.9 million, or 10.7%.  We experienced an increase in commercial real estate during the first nine months of the year compared to the same period in 2011.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2012		December 31, 2011
		% of Total Loans		% of Total Loans
Commercial and agricultural	$52,960	17.32%	$58,853	19.99%
Commercial real estate	165,896	54.26%	144,020	48.93%
Residential real estate	79,646	26.05%	83,486	28.36%
Consumer	7,262	2.37%	7,993	2.72%
	$305,764	100.00%	$294,352	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2012, our twenty largest credit relationships consisted of loans and loan commitments ranging from $2.9 million to $11.5 million.  The aggregate amount of these credit relationships was $82.3 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2012.

As of September 30, 2012, we had $27 million of participations in loans purchased from, and $12.7 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2012.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of September 30, 2012	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$25,412	$24,789	$2,759	$52,960
Commercial real estate	34,134	83,345	48,417	165,896
Residential real estate	7,328	26,733	45,585	79,646
Consumer	1,709	5,417	136	7,262
Total	$68,583	$140,284	$96,897	$305,764

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance totaled $6.0 million at September 30, 2012 and $5.9 million at December 31, 2011, an increase from $4.9 million at September 30, 2011.

The following table sets forth an analysis of our allowance for loan losses for the nine months ended September 30, 2012 and 2011.

	(Dollars in Thousands)
	September 30,
	2012	2011
Balance at beginning of period	$5,865	$5,001
Provision for loan losses	1,120	825
Amounts charged off:
Commercial	490	512
Commercial real estate	100	194
Residential real estate	445	207
Consumer	14	44
Total loans charged off	1,049	957
Recoveries of amounts previously charged off:
Commercial	5	14
Commercial real estate	1	—
Residential real estate	19	37
Consumer	7	12
Total recoveries	32	63
Net charge-offs	1,017	894
Balance at end of period	$5,968	$4,932
Total loans, net of unearned income:
YTD Average	$300,300	$269,254
At September 30	$305,764	$280,385
As a percentage of YTD average loans:
Net charge-offs, annualized	0.45%	0.44%
Provision for loan losses, annualized	0.50%	0.41%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30, 2012	December 31, 2011
Non-performing loans	$7,359	$4,264
Non-performing assets	7,617	4,901
Allowance for loan losses	5,968	5,865
Non-performing assets to total assets	1.93%	1.21%
Net charge-offs YTD to average YTD total loans, annualized	0.45%	0.42%
Allowance for loan losses to non-performing loans	81.10%	137.54%
Allowance for loan losses to total loans	1.95%	1.99%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans.  Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets.  The non-

performing loans at September 30, 2012 consisted of $7.3 million of non-accrual loans and less than $60,000 of loans past due 90 days or more.  Of the non-accrual loans, $1.6 million are loans secured by real estate in the process of collection, $4.3 million are loans secured by real estate not in foreclosure, $48,000 are commercial loans in the process of collection, $1.3 million are commercial loans not in foreclosure, and $21,000 are consumer loans in the process of collection.  Non-performing assets also includes other real estate owned of two residential properties and a one tract of farm acreage totaling $258,000 as of September 30, 2012.

The non-performing loan total at December 31, 2011 consisted of 32 non-accrual loans totaling $4.3 million and five loans over 90 days past due balances less than $1,000.  Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place.  Non-performing assets also includes other real estate owned of two commercial properties totaling $493,000 and one residential property and one building lot totaling $144,000.

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

The Company reported total impaired loans of $12.7 million and $8.8 million as of September 30, 2012 and December 31, 2011, respectively.  The increase in impaired loans during the period is primarily attributed to one commercial real estate loan totaling $952,000 that is now measured for impairment as of September 30, 2012.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	September 30, 2012		December 31, 2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Commercial and agricultural	$1,887	17.32%	$2,667	19.99%
Commercial real estate	3,106	54.26%	1,986	48.93%
Residential real estate loans	651	26.05%	858	28.36%
Consumer and other loans	67	2.37%	81	2.72%
Unallocated	257	0.00%	273	0.00%
Total allowance for loan losses	$5,968	100.00%	$5,865	100.00%

We believe that the allowance for loan losses of $6.0 million at September 30, 2012 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the re-evaluation of collateral values on existing collateral dependent loans and specific allocations made for newly identified problem loans.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $48.4 million for the first nine months of 2012, compared to $42.2 million for 2011.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	September 30, 2012	December 31, 2011
U.S. Government agencies and government sponsored entities	$7,546	$11,569
Municipal securities	20,120	19,514
Agency mortgage-backed securities: residential	19,060	18,635
Trust preferred security	1,100	1,000
Total available-for-sale securities	$47,826	$50,718

The table below presents the maturities and yield characteristics of securities as of September 30, 2012.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2012

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$5,518	$2,015	$—	$7,533	$7,546
Agency mortgage-backed securities: (1)	—	18,521	—	—	18,521	19,060
Municipal securities	250	2,570	9,088	6,824	18,732	20,120
Trust preferred security	—	—	—	1,866	1,866	1,100
Total available-for-sale securities	$250	$26,609	$11,103	$8,690	$46,652	$47,826

Percent of total	.5%	57.1%	23.8%	18.6%	100.0%
Weighted average yield(2)	5.43%	2.31%	4.07%	4.70%	3.19%

(1)    Agency mortgage-backed securities (residential) are grouped into average lives based on September 2012 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer and brokered deposits.  As of September 30, 2012, total deposits were $315.8 million, compared to total deposits of $332.7 million at December 31, 2011, a decrease of $16.9 million, or 5.1%.  Total deposits averaged $321.8 million for the quarter ending September 30, 2012, compared to $321.8 million for the quarter ending June 30, 2012,  a decrease of $10.0 million, or 3.0%,

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  At September 30, 2012 and December 31, 2011, these brokered deposits totaled $1.7 million and $6.1 million, respectively.  At September 30, 2012 and December 31, 2011, these brokered deposits constituted approximately 0.5% and 1.8% of our total deposits, respectively.

Time deposits of $100,000 or more totaled $67.9 million at September 30, 2012 compared to $59.4 million at December 31, 2011.  Interest expense on time deposits of $100,000 or more was $811,000 for the first nine months of 2012, compared to $1.2 million for the first nine months of 2011.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2012.

(Dollars in Thousands)
September 30, 2012
Three months or less	$13,387
Over three through six months	10,402
Over six through twelve months	16,621
Over one year through three years	23,422
Over three years through five years	450
Over five years	3,658
Total	$67,940

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2012:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 10, 2012	0.85%	2,000
Fixed	December 24, 2012	3.36%	2,000
Fixed	October 15, 2013	0.81%	2,500
Fixed	October 28, 2013	0.35%	3,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	May 24, 2019	1.72%	3,000
			$30,000

At September 30, 2012, we had available collateral to borrow an additional $9.5 million from the FHLB.

Other Borrowings.

At September 30, 2012, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of September 30, 2012.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2012 was 2.11%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At September 30, 2012, total stockholders’ equity was $41.1 million, an increase of $2.2 million, or 5.8%, from $38.9 million on December 31, 2011.  The increase is due to the increase in retained earnings and the change in accumulated other comprehensive income.  Retained earnings increased due to the increase in our net income reduced by the payment of preferred dividends.  No common dividends have been paid during 2012.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of September 30, 2012 and December 31, 2011.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2012	December 31, 2011
Tier 1 leverage ratio	10.23%	9.46%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.93%	11.94%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.18%	13.19%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2012	December 31, 2011
Tier 1 leverage ratio	10.22%	9.32%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.83%	11.79%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.09%	13.05%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

At September 30, 2012, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 3.55% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would increase 2.50%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Oct 2012 - Sep 2013

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	17,522,984	1,991,074	12.82%
+300	16,811,171	1,279,261	8.24%
+200	16,083,973	552,063	3.55%
Base	15,531,910	0	0.00%
-200	15,143,044	-388,866	-2.50%

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

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2011 and September 30, 2012, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*This certification shall not be deemed “filed” for purposes for Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

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

CITIZENS FIRST CORPORATION

Date:	November 13, 2012	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	November 13, 2012	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer