Form 10-K
period 2012-12-31
CITIZENS FIRST CORP
filed 2013-03-28
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $15,612,085 as of June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 22, 2013

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 15, 2013 are incorporated by reference into Part III.

Citizens First Corporation

Item 15	Exhibits, Financial Statement Schedules	135

	Signatures	137

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

As of December 31, 2012, we had total assets of $406.6 million, total loans of $298.8 million, deposits of $331.7 million and stockholders’ equity of $41.6 million.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2012, we had total loans of $298.8 million, representing 73.5% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2012, commercial loans amounted to $49.5 million, or 16.6% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category. At December 31, 2012, our commercial loans had an average size of $69,000 and the largest loan was $2.4 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2012, total commercial real estate loans amounted to $164.6 million, or 55.1% of our loan portfolio. At December 31, 2012, our commercial real estate loans had an average size of $328,000 and the largest loan was $9.9 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  We also offer home equity loans which are secured by prior liens on the subject residence. Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate. Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years. We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2012, total residential real estate loans amounted to $77.3 million, or 25.9% of our loan portfolio. At December 31, 2012, our residential real estate mortgage loans had an average size of $55,000 and the largest loan was $2.1 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market. We receive fees in connection with the sale of mortgage loans, with these fees aggregating $301,000 and $315,000 for the years ending December 31, 2012 and 2011, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base. At December 31, 2012, total consumer loans amounted to $7.2 million, or 2.4% of our loan portfolio. At December 31, 2012, our consumer loans had an average size of $5,000, and the largest loan was $252,000.

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

Deposit Products

Our principal source of funds is core deposits. We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts. We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses. We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers. In some cases, we require business customers to maintain minimum balances. We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers. At December 31, 2012, we had total deposits of $331.7 million.

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

Our market area consists of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. Our most competitive market is the Bowling Green MSA. As of June 30, 2012, there were 19 financial institutions operating a total of 57 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of five offices in Hart County and eight financial institutions operating 20 offices in Barren County.

Employees

At December 31, 2012, we had 102 full-time equivalent employees. Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

Permissible Activities.  A bank holding company is generally permitted to engage in and to acquire direct or indirect control of more than 5% of the voting shares of any company engaged in banking or managing or controlling banks, furnishing services to or performing services for our subsidiaries and any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.  As a bank holding company, we may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature.” A bank holding company that is not also a financial holding company is limited to engaging in banking and other activities previously determined by the Federal Reserve to be closely related to banking.  The Gramm-Leach-Bliley Act expanded the activities in which a bank holding company registered as a financial holding company can engage.  The conditions to be a financial holding company include, among others, the requirement that each depository institution subsidiary of the holding company be well capitalized and well managed.  Effective July 2011, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) also requires the well capitalized and well managed standards to be met at the financial holding company level.  A financial holding company may affiliate with securities firms and insurance companies and engage in activities that are financial in nature.  Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies subject to certain prohibitions); insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be financial in nature or incidental or complementary to a financial activity, provided that it does not pose a substantial risk to the safety or soundness of the depository institution or the financial system generally.  We have not sought financial holding company status.

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

On December 19, 2008, we sold to the U.S. Treasury 250 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount per share of $35,116, and a warrant to purchase 254,218 shares of our common stock, at an initial per share exercise price of $5.18, for an aggregate purchase price of $8,779,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  Pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (“ARRA”) we may, upon prior consultation with the appropriate regulatory agencies, redeem the Series A preferred stock at any time. On February 16, 2011, we repurchased 63 shares of the Series A preferred stock for a purchase price of $2.2 million and on February 13, 2013 we repurchased 94 shares of the Series A preferred stock for a purchase price of $3.3 million.  Upon full redemption of the Series A preferred stock, we may also repurchase the associated warrant.  The Series A preferred stock is generally non-voting.

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

As a participant in the Capital Purchase Program, we must also comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the Treasury Department holds any securities acquired from us.  The Treasury Department adopted rules for these standards in June 2009. The standards imposed by the ARRA include, without limitation, the following:

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

The Federal Reserve guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the Capital Purchase Program and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater and not be subject to a written directive, agreement or order to maintain capital at a specific level. As of December 31, 2012, our ratio of total capital to total risk-weighted assets was 14.41% and our ratio of Tier 1 capital to total risk-weighted assets was 13.16%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.  As of December 31, 2012, our leverage ratio was 10.20%.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the Capital Purchase Program from Tier 1 capital treatment. Accordingly, the Company’s trust preferred securities and preferred stock issued to the U.S. Treasury through the Capital Purchase Program will continue to qualify as Tier 1 capital.

More information concerning our, and the Bank’s, regulatory ratios at December 31, 2012 is included in Note 15 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Dividends. We are a legal entity separate and distinct from the Bank. The majority of our revenue is from dividends paid to us by the Bank.  Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders. We did not pay any dividends to our common shareholders in 2012.

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

The payment of dividends by the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. If, in the opinion of the FDIC, the Bank was engaged in or is about to engage in an unsafe or unsound practice, the FDIC could require, after notice and hearing, that the Bank refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates. Both the Company and the Bank are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W.  Section 23A places limits on the amount of a bank’s loans or extensions of credit to affiliates, a bank’s investment in an affiliate, assets a bank may purchase from affiliates, except for real and personal property exempted by the obligations of affiliates, the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates, transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate, and a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.  The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Section 23B prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Source of Strength. Under the Dodd-Frank Act, and previously under Federal Reserve policy, we are required to act as a source of financial strength for and to commit resources to support the Bank in circumstances in which we might not otherwise do so.

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

Branching.  With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. Furthermore, federal legislation permits interstate branching, including out-of-state acquisitions by bank holding companies, interstate branching by banks and interstate merging by banks.  The Dodd-Frank Act removed previous state law restrictions on de novo interstate branching in states such as Kentucky.  This change permits out-of-state banks to open de novo branches in states where the laws of the state where the de novo branch to be opened would permit a bank chartered by that state to open a de novo branch.  Effective July 21, 2011, the Dodd-Frank Act also required that a bank holding company or bank be well capitalized and well managed in order to take advantage of these interstate banking and branching provisions.

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

The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extended unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012. The Act also broadened the base for FDIC insurance assessments. Assessments are now to be based on a financial institution’s average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.

Capital Adequacy and Prompt Corrective Action.  Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2012, the Bank’s leverage ratio was 10.2%. As of December 31, 2012, the Bank’s ratio of total capital to total risk-weighted assets was 14.42% and its ratio of Tier 1 capital to total risk-weighted assets was 13.16%.

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

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

Community Reinvestment. The Community Reinvestment Act (“CRA”) requires U.S. banks to help serve the credit needs of their communities.  Citizens First Bank’s current rating under the CRA is “satisfactory”. If the Bank were to receive a rating under the CRA of less than “satisfactory”, the Bank would be prohibited from engaging in certain activities.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act.  In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Provided below is an overview of key elements of the Dodd-Frank Act relevant to the Company. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact us either because of exemptions for institutions below a certain asset size or because of the nature of our operations.  Most of the provisions contained in the Dodd-Frank Act became effective immediately upon enactment; however, many have delayed effective dates.  Implementation of the Dodd-Frank Act will require many new mandatory and discretionary rules to be made by federal regulatory agencies over the next several years.  The estimates of the impact on the Company are based on the limited information currently available and, given the uncertainty of the timing and scope of the impact, are subject to change until final rulemaking is complete.

•                                          Changing the assessment base for federal deposit insurance from domestic deposits to average consolidated assets less average tangible capital, increasing the deposit insurance fund’s minimum reserve ratio and permanently increasing general deposit insurance coverages from $100,000 to $250,000.

•                                          Providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

•                                          Allowing the payment of interest on commercial demand deposits, which could lead to increased costs of commercial demand deposits, depending on the interplay of interest, deposit credits and service charges.

•                                          Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

•                                          Limiting the debit card interchange fees that certain financial institutions are permitted to charge to merchants to an amount reasonable and proportional to the actual cost of the transaction to the issuer.

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

•                                          Requiring that publicly traded companies give stockholders a non-binding vote on executive compensation and golden parachute payments.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Other Recent Legislative and Regulatory Developments

Overdraft Fees. On November 12, 2009, the Federal Reserve adopted amendments to its Regulation E, effective July 1, 2010, that prohibit financial institutions from charging clients overdraft fees on automated teller machine (“ATM”) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. If a consumer does not opt in, overdraft fees on any ATM transaction or one-time debit transaction are prohibited. Overdrafts on the payment of checks and recurring electronic bill payments are not covered by this rule. Before opting in, the consumer must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with the service, and the consumer’s choices. Financial institutions must provide consumers who do not opt in with the same account terms, conditions and features (including pricing) that they provide to consumers who do opt in.

Financial Crisis Responsibility Fee. On January 14, 2010, the current administration announced a proposal to impose a fee (the “Financial Crisis Responsibility Fee”) on those financial institutions that benefited from recent actions taken by the U.S. government to stabilize the financial system. Calls for that fee have been renewed during the 2013 federal budget discussions. As the proposal is understood, the

Financial Crisis Responsibility Fee will be applied to firms with over $50 billion in consolidated assets, and, therefore, by its terms would not apply to the Company.

Incentive-Based Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers senior executives as well as other employees who, either individually or as part of a group, have the ability to expose the banking organization to material amounts of risk, is based upon the key principles that a banking organization’s incentive compensation arrangements (1) should provide employees incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk; (2) should be compatible with effective controls and risk-management; and (3) should be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are expected to review regularly their incentive compensation arrangements based on these three principles. Where there are deficiencies in the incentive compensation arrangements, they should be promptly addressed. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness, particularly if the organization is not taking prompt and effective measures to correct the deficiencies.

On April 14, 2011, the Federal Reserve, OCC and several other federal financial regulators issued a joint proposed rulemaking to implement Section 956 of the Dodd-Frank Act. Section 956 directed regulators to jointly prescribe regulations or guidelines prohibiting incentive-based payment arrangements, or any feature of any such arrangement, at covered financial institutions that encourage inappropriate risks by providing excessive compensation or that could lead to a material financial loss. This proposal supplements the final guidance issued by the banking agencies in June 2010. Consistent with the Dodd-Frank Act, the proposed rule would not apply to institutions with total consolidated assets of less than $1 billion.

Basel III: Regulatory Capital. In December 2010, the Basel Committee on Banking Supervision issued a framework for strengthening international capital and liquidity regulation (“Basel III”). In June 2012, U.S. banking regulators issued proposed rules for the U.S. adoption of the Basel III regulatory capital framework. The proposed regulatory framework includes a more conservative definition of capital, two new capital buffers (a conservation buffer and a countercyclical buffer), new and more stringent risk weight categories for assets and off-balance sheet items, a supplemental leverage ratio and would be phased in over a period of years from 2013 through 2019.  The initial comment period for the proposed rules ended in October 2012 and, in November 2012, the effective date for initial Basel III implementation was delayed.  A new implementation date has yet to be announced.

The Volcker Rule.  In October 2011, the Federal Reserve issued proposed rules to implement the “Volker Rule” required by the Dodd-Frank Act.  The Volcker Rule prohibits an insured depository institution and its affiliates from: (i) engaging in “proprietary trading” and (ii) investing in or sponsoring certain types of funds (“covered funds”) subject to certain limited exceptions.  These prohibitions are expected to impact the ability of U.S. banking organizations to provide investment management products and services that are competitive with nonbanking firms generally and with non-U.S. banking organizations in overseas markets.  The proposed rules would also effectively prohibit short-term trading strategies by any U.S. banking organization if those strategies involve instruments other than those specifically permitted for trading.

Consumer Finance Regulations.  With the appointment of a director for the CFPB in January 2012, the CFPB began to exercise its full authority under the Dodd-Frank Act.  For example, the CFPB completed its first public enforcement actions regarding unfair, deceptive or abusive practices in connection with marketing, sales and operation of certain add-on products offered in connection with credit cards.  Furthermore, in 2012 the CFPB issued its first major regulation, which covers remittance transfers (international wire transfers) by consumers, which will take effect later in 2013.

In mid-January 2013, the CFPB issued eight final regulations governing consumer mortgage lending.  The first of these rules was issued on January 20, 2013, and included the ability to repay and qualified mortgage rule.  This rule will impose additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgage.  The same day, the CFPB also finalized a rule on escrow accounts for high-cost mortgages and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act.  On January 17, 2013, the CFPB issued its final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing, which will take effect on January 10, 2014.  On January 18, 2013, the CFPB issued a final appraisal rule under the Equal Credit Opportunity Act and six agencies, including the CFPB, Federal Reserve, OCC, FDIC, NCUA, and FHFA issued an interagency rule on appraisal for higher-priced mortgage loans.  A final rule on loan originator compensation was released on January 20, 2013, and the industry expects a final rule on integrated mortgage disclosures within the next year.  We are evaluating these rules to determine their impact on the Bank.

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

On December 19, 2008, we sold to the U.S. Treasury 250 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation amount per share of $35,116, and a warrant to purchase 254,218 shares of our common stock, at an initial per share exercise price of $5.18, for an aggregate purchase price of $8,779,000.  The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and 9% per year thereafter.  Pursuant to the terms of the American Recovery and Reinvestment Act of 2009 (“ARRA”) we may, upon prior consultation with Citizen First’s and the Bank’s appropriate regulatory agency, redeem the Series A preferred stock at any time. On February 16, 2011, we repurchased 63 shares of the Series A preferred stock for a purchase price of $2.2 million. On February 13, 2013, we repurchased 94 shares of the Series A preferred stock for a purchase price of $3.3 million. Upon full redemption of the Series A preferred stock, we may also repurchase the associated warrant.  The Series A preferred stock is generally non-voting.

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

The Federal Reserve guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater and not be subject to a written directive, agreement or order to maintain capital at a specific level. As of December 31, 2012, our ratio of total capital to total risk-weighted assets was 14.41% and our ratio of Tier 1 capital to total risk-weighted assets was 13.16%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities. We are required to maintain a leverage ratio of at least 4%.  As of December 31, 2012, our leverage ratio was 10.20%.

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

More information concerning our, and the Bank’s, regulatory ratios at December 31, 2012 is included in Note 15 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

Dividends. We are a legal entity separate and distinct from Citizens First Bank. The majority of our revenue is from dividends paid to us by Citizens First Bank.  Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders. We did not pay any dividends to our common shareholders in 2012.

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

Dodd-Frank permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor. The unlimited deposit insurance to non-interest bearing transaction accounts expired December 31, 2012. Dodd-Frank also broadened the base for FDIC insurance assessments. Assessments are now to be based on a financial institution’s average consolidated total assets less tangible equity capital. Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. Dodd-Frank eliminated the statutory prohibition against the payment of interest on business checking accounts, effective July 2011.

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

Capital Adequacy and Prompt Corrective Action.  Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2012, the Bank’s leverage ratio was 10.20%. As of December 31, 2012, the Bank’s ratio of total capital to total risk-weighted assets was 14.42% and its ratio of Tier 1 capital to total risk-weighted assets was 13.16%.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions. The ultimate impact of the Dodd-Frank Act on our business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of EESA, ARRA and the Dodd-Frank Act and the significant amount of regulations that have been issued and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time. The Dodd-Frank Act, in particular, requires that a significant number of new regulations be adopted by various financial regulatory agencies over 2013.

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

Continued or worsening general business and economic conditions could materially and adversely affect us.

Our business and operations are sensitive to general business and economic conditions in the United States, which remain guarded.  If the U.S. economy is unable to emerge from the recent recession that began in 2007 or we experience worsening economic conditions, such as a “double dip” recession, we could be materially and adversely affected.  Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, including a lack of liquidation and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on loans, residential and commercial real estate price declines and lower home sales and commercial activity.  All of these factors would be detrimental to our business.  Our business is significantly affected by monetary and related policies of the U.S. federal government, its agencies and government-sponsored entities.  Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control and could have a material adverse effect on us.

Unlike many larger institutions, we are not able to spread the risks of unfavorable economic conditions across a large number of diversified economic and geographic locations. As each of the above conditions continues to exist or worsen, we could experience continuing or increased adverse effects on our financial condition, including reducing earnings or significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.

We are exposed to higher credit risk by commercial real estate, commercial and agricultural loans.

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2012, commercial real estate loans accounted for 55.1% of our loan portfolio and commercial and agricultural loans accounted for 16.6% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

Our lending and deposit gathering activities have been historically concentrated primarily in the south central Kentucky area and our success depends on the general economic condition of the area. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank’s products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.  We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2013 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

Compared to regional or national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or return of more favorable economic conditions in our primary market area if they do occur.

If our allowance for loan losses proves to be insufficient to absorb probable incurred losses in our loan portfolio, our earnings will decrease.

if loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer.  We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future and our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 82.7% of our loan portfolio as of December 31, 2012 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Currently proposed changes to capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

On June 7, 2012, the Federal Reserve, FDIC and OCC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules that seek to implement the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios, which were initially expected to be phased in during 2013 and 2014.  These rules if implemented would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. As currently proposed, the capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company or the Bank as the federal regulatory agencies that have proposed the rules have announced that they are indefinitely delaying the implementation of the rules.

The application of more stringent capital requirements for the Company and the Bank, like those proposed to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements.  Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iii) the establishment of new capital and prudential standards for banks and bank holding companies; (iv) the termination of investments by the U.S. Treasury under TARP; (v) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vi) the elimination of certain proprietary trading and private equity investment activities by banks; (vii) the elimination of barriers to de novo interstate branching by banks; (viii) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000; (ix) the authorization of interest-bearing transaction accounts; and (x) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the Deposit Insurance Fund.

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

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of strength to the Bank. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. The Bank will be required to obtain regulatory approval in order to pay dividends to us unless the amount of such dividends does not exceed its retained net profits for that year plus the preceding two years. Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject our bank subsidiary to a variety of enforcement remedies available to the federal regulatory authorities.

Certain of our deposits and other funding sources may be volatile and impact our liquidity.

In addition to traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources.  We utilize these noncore funding sources to fund the ongoing operations and growth of the Bank.  The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net inters income, our immediate liquidity and/or our access to additional liquidity.

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2012, our goodwill and other identifiable intangible assets totaled approximately $5.1 million. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits.  The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits.  As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for insured depository institutions.  If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures, we may be required to pay even higher premiums than the recently increased levels.  Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed or the cost of capital may be very high.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  We anticipate that our capital resources will satisfy our capital requirements for the foreseeable future.  We may at some point need to raise additional capital to support continued growth or losses.  Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth or acquisitions could be materially impaired and our financial condition and liquidity could be materially and negatively affected.

Our internal operations are subject to a number of risks.

Our internal operations are subject to certain risks, including but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  Operational risk resulting from inadequate or failed internal processes, people and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements.  This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact.  We outsource many of our major systems, such as data processing. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

At December 31, 2012, $65.9 million, or 19.9% of total deposits, consisted of certificates of deposit in excess of $100,000. These depositors tend to be more active in shopping for better interest rates and therefore are either likely to move their deposits or require active repricing to market. In either event, our net income may be adversely impacted as a result of decreased levels of liquidity with which to fund growth in our interest earning assets or increased interest expense.

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

Our preferred stock impacts net income available to holders of our common stock and earnings per share of our common stock, and the Warrant we issued to the Treasury Department may be dilutive to holders of our common stock.

While the additional capital we raised through our participation in the Capital Purchase Program provided further funding to our business, it has increased our equity as well as our preferred dividend requirements.  Warrants issued could potentially dilute earnings for shares of common stock currently outstanding.  The dividends declared and the accretion of discount on the preferred stock reduces the net income available to holders of our common stock and our earnings per share.  The preferred stock also receives preferential treatment in the event of our liquidation, dissolution or winding up.  Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department is exercised.  The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2012.  Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of our subordinated debenture have rights that are senior to those of our stockholders.

We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying subordinated debentures. At December 31, 2012, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $5 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying subordinated debentures we issued to the trust is senior to shares of our common stock and preferred stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our preferred stock, or common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the subordinated debentures must be satisfied before any distributions can be made on our common stock and preferred stock. We have the right to defer distributions on our subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or preferred stock. If our financial condition deteriorates, we may be required to cease paying dividends on our preferred stock and to defer distributions on our subordinated debenture.

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

We currently operate from a ten office network in Warren, Simpson, Barren and Hart Counties, Kentucky.

Type of Office	Location	Leased or Owned

Corporate Office	1065 Ashley Street Bowling Green, Kentucky	Owned

Main Office	1805 Campbell Lane Bowling Green, Kentucky	Leased(1)

Branch	987 Lehman Avenue Bowling Green, Kentucky	Owned

Branch	1200 S. Main Street Franklin, Kentucky	Owned

Branch	2451 Fitzgerald-Industrial Drive Bowling Green, Kentucky	Owned

Branch	204 East Main Street Horse Cave, Kentucky	Owned

Branch	760 West Cherry Glasgow, Kentucky	Owned

Branch	607 S L Rogers Well Blvd Glasgow, Kentucky	Leased

Branch	656 North Main Street Munfordville, Kentucky	Leased

Branch	1700 Scottsville Road Bowling Green, Kentucky	Owned

Credit Administration	301 Pascoe Boulevard Bowling Green, Kentucky	Leased

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

Item 4.  Mine Safety Disclosures. Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 22, 2013, there were approximately 771 beneficial owners of the Company’s common stock, including 149 shareholders of record and, to the best knowledge of the Company,  approximately 622 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low sales on the NASDAQ Global Market price for the periods indicated:

2012	High	Low
Fourth Quarter	$8.99	$7.85
Third Quarter	9.00	8.00
Second Quarter	8.72	7.28
First Quarter	7.93	6.66

2011	High	Low
Fourth Quarter	$7.00	$6.09
Third Quarter	7.60	6.35
Second Quarter	8.95	7.15
First Quarter	8.98	7.25

No cash dividends were paid on common stock during 2012 and 2011. We last paid a cash dividend of $0.05 per share on our common stock in December of 2008. Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  Quarterly dividends are payable on our Series A preferred stock, prior and in preference to the payment of dividends on our common stock, and pari passu with the payment of dividends on our cumulative perpetual preferred stock, at an annual fixed rate of 5.0% through December 18, 2013 and at the rate of 9% thereafter. See Item 1, “Business — Supervision and Regulation” for additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2012, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity compensation plans approved by security holders	85,980	$15.22	34,039
Equity compensation plans not approved by security holders	0	0.00	0
Total	85,980	$15.22	34,039

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

Overview of 2012

For the year ended December 31, 2012, we reported net income of $3.2 million compared to a net income of $2.6 million for the year ended December 31, 2011. Basic and diluted income per common share were $1.16 and $1.11, respectively, for the year ended December 31, 2012, compared to basic and diluted income per common share of $0.84 and $0.81, respectively, for 2011.

Significant developments for the year ended December 31, 2012 were:

•                                          Net income increased $0.6 million, or $0.30 per diluted common share, from a net income of $2.6 million in the previous year to $3.2 million in 2012.

•                                          Total assets increased $2.8 million, or 0.68%, to $406.6 million since the 2011 year-end, led by an increase in loans of $4.4 million.

•                                          Net interest margin increased to 4.20% for 2012 compared to 4.06% for 2011 as interest income increased and the rates we paid on deposits and other borrowings declined.

•                                          Provision expense for the twelve month period ended December 31, 2012 was $1.7 million, a decrease of $300,000 from the provision expense of $2.0 million for the previous year.Net loan charge-offs were $1.8 million or 0.61% of average loans for 2012, compared with $1.2 million or 0.42% of average loans for 2011.

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

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $4.1 million and other identifiable intangibles of $997,000 are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2012.

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

For the year ended December 31, 2012, net interest income was $15.1 million, an increase of $1.8 million or 13.5%, over net interest income of $13.3 million in 2011. The net interest margin in 2012 was 4.20%, compared to 4.06% in 2011. This increase of 14 basis points in the net interest margin resulted from an increase in interest income and decrease in interest expense. The prime rate remained stable throughout 2012 and 2011 at 3.25%.

Net Interest Analysis Summary

	2012	2011

Average yield on interest earning assets	5.13%	5.30%
Average rate on interest bearing liabilities	1.08%	1.44%
Net interest spread	4.05%	3.86%
Net interest margin	4.20%	4.06%

Our average interest-earning assets were $367.4 million for 2012, compared with $336.8 million for 2011, a 9.1% increase primarily attributable to an increase in outstanding loans. Average loans were $301.3 million for 2012, compared with $274.1 million for 2011, a 9.9% increase. Our total interest income on a tax basis, increased 5.6% to $18.9 million for 2012, compared with $17.9 million for 2011. The change was due primarily to increased interest-earning assets of $30.6 million.

Our average interest-bearing liabilities increased by 10.2% to $320.5 million for 2012, compared with $290.8 million for 2011. Our total interest expense decreased 16.7% to $3.5 million for 2012, compared with $4.2 million during 2011.  The change was due primarily to a decrease in the rates of time deposits. Our average volume of time deposits decreased 2.2% to $175.6 million for 2012, compared with $179.5 million for 2011. The average interest rate paid on time deposits decreased to 1.48% for 2012, compared with 1.88% for 2011.  The cost of funds in total decreased from 1.44% in 2011 to 1.08% in 2012. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates, and decreased rates on FHLB advances.

The following table sets forth for the years ended December 31, 2012 and 2011 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis(Dollars in thousands)

Year Ended December 31,

	2012			2011
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Interest-earning assets:
Federal funds sold and other	$15,961	$42	0.26%	$16,980	$46	0.27%
Available-for-sale securities: (1)
Taxable	29,988	510	1.70%	24,902	605	2.43%
Nontaxable(1)	18,114	994	5.49%	18,814	1,095	5.82%
FHLB stock	2,025	90	4.44%	2,025	86	4.25%
Loans receivable (2)	301,292	17,227	5.72%	274,108	16,020	5.84%
Total interest-earning assets	367,380	18,863	5.13%	336,829	17,852	5.30%
Non-interest earning assets	35,578			32,442
Total assets	$402,958			$369,271
Interest-bearing liabilities:
Interest-bearing transaction accounts	$73,442	187	0.25%	$57,573	202.35%
Savings accounts	38,780	140	0.36%	32,222	183.57%
Time deposits	175,623	2,594	1.48%	179,515	3,372	1.88%
Total interest-bearing deposits	287,845	2,921	1.01%	269,310	3,757	1.40%
Borrowed funds	27,649	422	1.53%	16,479	322	1.95%
Subordinated debentures	5,000	107	2.14%	5,000	99	1.98%
Total interest-bearing liabilities	320,494	3,450	1.08%	290,789	4,178	1.44%
Non-interest bearing liabilities:
Non-interest bearing deposits	39,806			38,435
Other liabilities	2,204			1,922
Total liabilities	362,504			331,146
Shareholders’ equity	40,454			38,125
Total liabilities and shareholders’ equity	$402,958			$369,271
Net interest income		$15,413			$13,674
Net interest spread (1)			4.05%			3.86%
Net interest margin (1) (3)			4.20%			4.06%
Return on average assets ratio			0.79%			0.71%
Return on average equity ratio			7.84%			6.84%
Equity to assets ratio			10.04%			10.32%

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

	(Dollars in Thousands)
	Twelve Months Ended December 31,
	2012 Vs. 2011
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(1)	$(3)	$(4)
Available-for-sale-securities:
Taxable	(219)	124	(95)
Nontaxable (1)	(60)	(41)	(101)
FHLB stock	4	0	4
Loans, net	(382)	1,589	1,207
Total net change in income on interest-earning assets	(658)	1,669	1,011

Interest-bearing liabilities:
Interest-bearing transaction accounts	(71)	56	(15)
Savings accounts	(80)	37	(43)
Time deposits	(705)	(73)	(778)
Federal funds purchased	—	—	—
FHLB borrowings	(118)	218	100
Notes payable	—	—	—
Subordinated debentures	8	—	8
Total net change in expense on interest-bearing liabilities	(966)	238	(728)
Net change in net interest income	$308	$1,431	$1,739
Percentage change	17.73%	82.27%	100.0%

(1)    Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2012 was $1.7 million, or 0.56% of average loans, compared to a provision of $2.0 million, or 0.74% of average loans during 2011. We had net charge-offs totaling $1.8 million during 2012, compared to $1.2 million during 2011. The allowance for loan losses has declined although net charge-offs has increased in comparison as the majority of loans charged off had a specific allocated reserve.

Non-interest Income

Non-interest income totaled $3.0 million in 2012, compared to $3.1 million in 2011, a decrease of $99,000, or 3.2%.  The Company had $55,000 in gains on the sale of available-for-sale securities for 2012 compared to $215,000 for 2011.  Service charges on deposit accounts decreased $25,000 during 2012, while private banking fees increased by $35,000 during 2012. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2012	2011	(Decrease)

Service charges on deposit accounts	$1,365	$1,390	$(25)
Other non-interest income	529	472	57
Gain on the sale of mortgage loans held for sale	301	315	(14)
Bank owned life insurance	263	273	(10)
Non-deposit brokerage fees	206	171	35
Gain on the sale of available-for-sale securities	55	215	(160)
Lease income	279	261	18
	$2,998	$3,097	$(99)

Non-interest Expense

Non-interest expense increased 10.0%, or $1.1 million, from $11.0 million in 2011 to $12.1 million in 2012. Salaries and employee benefits increased $616,000 in 2012 as compared to 2011. Data processing services increased $172,000.

The increases and decreases in expense in 2012 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2012	2011	(Decrease)

Salaries and employee benefits	$5,718	$5,102	$616
Net occupancy expense	1,918	1,857	61
Advertising and public relations	352	362	(10)
Professional and legal	627	629	(2)
Data processing services	916	744	172
FDIC insurance	314	271	43
Franchise shares and deposit tax	548	464	84
Postage and office supplies	189	164	25
Telephone and other communication	171	161	10
Other real estate owned expenses	170	215	(45)
Core deposit intangible amortization	349	285	64
Other	783	707	76
Total	$12,055	$10,961	$1,094

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2012 and 2011.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities. Our statutory federal tax rate was 34.0% in both 2012 and 2011.  The effective tax rate for 2012 was 26.6%, compared to 23.6% for 2011.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at year end 2012 totaled $406.6 million, compared with $403.8 million at December 31, 2011, an increase of $2.8 million, or 0.69%.  Average interest earning assets increased 9.1% or $30.6 million in 2012, from $336.8 million in 2011 to $367.4 million in 2012.

Loans

Total loans averaged $301.3 million in 2012, compared to $274.1 million in 2011.  At year-end 2012, loans totaled $298.8 million, compared to $294.4 million at year-end 2011, an increase of $4.4 million, or 1.5%. We experienced declines in the commercial, residential real estate, and consumer segments of our loan portfolio, while increasing the commercial real estate segment. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2012		December 31, 2011
		% of Total Loans		% of Total Loans
Commercial and agricultural	$49,535	16.58%	$58,853	19.99%
Commercial real estate	164,647	55.11%	144,020	48.93%
Residential real estate	77,356	25.89%	83,486	28.36%
Consumer	7,216	2.42%	7,993	2.72%
	$298,754	100.00%	$294,352	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2012 and 2011 is shown in the following table:

	2012	2011
Agriculture, forestry, and fishing	11.11%	13.63%
Mining	0.00%	0.02%
Construction	6.44%	6.89%
Manufacturing	3.96%	4.20%
Transportation, communication, electric, gas, and sanitary services	4.62%	2.64%
Wholesale trade	1.67%	0.81%
Retail trade	7.69%	7.75%
Finance, insurance, and real estate	17.22%	16.38%
Services	19.09%	15.66%
Public administration	0.07%	0.99%
Total commercial and commercial real estate	71.87%	68.97%
Residential real estate loans	25.92%	28.36%
Other consumer loans	2.21%	2.67%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in the Kentucky counties of Barren, Hart, Simpson and Warren.  As of December 31, 2012, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $2.9 million to $11.5 million. The aggregate amount of these credit relationships was $75.4 million, with total commitments of $82.0 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2012.

As of December 31, 2012, we had $26.6 million of participations in loans purchased from, and $7.4 million of participations in loans sold to, other banks. As of December 31, 2011, we had $16.3 million of participations in loans purchased from, and $13.9 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2012.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2012	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$23,837	$23,043	$2,655	$49,535
Commercial real estate	32,052	76,249	56,346	164,647
Residential real estate	8,112	28,719	40,525	77,356
Consumer	1,849	5,286	81	7,216
Total	$65,850	$133,297	$99,607	$298,754

The table below presents loans outstanding as of December 31, 2012 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2012	(Dollars in Thousands)

Fixed Rate	$133,733
Variable Rate	99,171
Total maturities greater than one year	$232,904

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 37.1% of our earning assets as of December 31, 2012, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal. A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate remained stable at 3.25% during 2012 and 2011.  The yield on our earning assets declined during 2012 as we were not able to reinvest at the yields previously earned on called and matured investments. The cost of our interest bearing liabilities continued to decline in 2012, which allowed the net interest margin to only decline slightly from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Credit Quality and the Allowance for Loan Losses

We consider credit quality to be of primary importance. We contract with a third party CPA firm for loan review services. The scope of the engagement calls for annual review of large loan relationships (in excess of $1 million), problem credits, unsecured loans, insider relationships, a random sample of smaller commercial credits, and a review of consumer credit underwriting, with annual coverage of at least 60% of the average dollar value of the outstanding commercial loan portfolio. The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank’s loan portfolio. Management addresses any findings raised during the review process and takes appropriate actions as warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2012, the allowance was $5.7 million, compared to $5.9 million at the end of 2011. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 2012 was 1.91%, compared to 1.99% at December 31, 2011. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2012 and 2011.

	(Dollars in Thousands)
	December 31,
	2012	2011

Balance at beginning of year	$5,865	$5,001
Provision for loan losses	1,700	2,025
Amounts charged off:
Commercial	566	512
Commercial real estate	781	523
Residential real estate	486	302
Consumer	55	95
Total loans charged off	1,888	1,432
Recoveries of amounts previously charged off:
Commercial	9	218
Commercial real estate	1	—
Residential real estate	23	38
Consumer	11	15
Total recoveries	44	271
Net charge-offs	1,844	1,161
Balance at end of year	$5,721	$5,865
Total loans, net of unearned income:
Average	$301,292	$274,102
At December 31	$298,754	$294,352
As a percentage of average loans:
Net charge-offs	0.61%	0.42%
Provision for loan losses	0.56%	0.74%

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

In 2012, our net charge-offs increased to $1.8 million from $1.2 million in 2011. We had net charge-offs of $780,000 in commercial real estate, primarily related to $646,000 in net charge-offs to one customer, as well as $557,000 in commercial net charge-offs and $463,000 in residential real estate net charge-offs.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	(Dollars in Thousands)
	December 31, 2012		December 31, 2011
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Residential real estate loans	$589	25.89%	$858	28.36%
Consumer and other loans	90	2.42%	81	2.72%
Commercial and agricultural	2,155	16.58%	2,667	19.99%
Commercial real estate	2,636	55.11%	1,986	48.93%
Unallocated	251	0.00%	273	0.00%
Total allowance for loan losses	$5,721	100.00%	$5,865	100.00%

We believe that the allowance for loan losses at December 31, 2012, provides for probable incurred credit losses in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

The following table sets forth selected asset quality ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2012	December 31, 2011

Non-performing loans	$6,142	$4,264
Non-performing assets	6,333	4,901
Allowance for loan losses	5,721	5,865
Non-performing assets to total assets	1.56%	1.22%
Net charge-offs to average total loans	0.61%	0.42%
Allowance for loan losses to non-performing loans	93.14%	137.54%
Allowance for loan losses to total loans	1.91%	1.99%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2012 consisted of 27 non-accrual loans totaling $6.1 million, and one loan over 90 days past due with a balance less than $1,000. The largest credit is a $3.8 million commercial real estate loan which was placed on nonaccrual status during the second quarter of 2012. Loans over 90 days past due which are still accruing either have adequate collateral or a definite repayment plan in place. Non-performing assets also includes other real estate owned of two residential properties totaling $191,000.

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

We reported total troubled debt restructurings of $7.3 million and $2.9 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, four notes totaling $758,000 were no longer accruing, and eight notes totaling $6.5 million were current and accruing. One $92,000 TDR was over 30 days past due as of December 31, 2012; all others are paying as agreed under the restructured terms. We have no commitments to lend additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$41,852	$99	$7,584	$—	$49,535
Commercial real estate:
Construction	8,094	—	—	—	8,094
Other	145,087	520	10,933	13	156,553
Residential real estate	76,704	—	641	11	77,356
Consumer:
Auto	3,346	—	4	—	3,350
Other	3,864	—	2	—	3,866
Total	$278,947	$619	$19,164	$24	$298,754

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale. The investment portfolio decreased by $4.1 million, or 8.1%, to $46.6 million at December 31, 2012, compared with $50.7 million at December 31, 2011.

The table below presents the carrying value of securities by major category:

	(Dollars in Thousands)
	December 31, 2012	December 31, 2011
U.S. Treasury and U.S. Government agencies	$7,004	$11,569
Agency mortgage backed securities-residential	17,559	18,635
Municipal securities	20,876	19,514
Other securities	1,200	1,000
Total available-for-sale securities	$46,639	$50,718

The table below presents the maturities and yield characteristics of securities as of December 31, 2012. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2012

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$3,010	$4,008	$—	$7,018	$7,004
Agency mortgage-backed securities: (1)	286	16,796	—	—	17,082	17,559
Municipal securities	250	2,569	9,267	7,455	19,541	20,876
Other Securities	—	—	—	1,867	1,867	1,200
Total available-for-sale securities	$536	$22,375	$13,275	$9,322	$45,508	$46,639

Percent of total	1.2%	49.1%	29.2%	20.5%	100.0%
Weighted average yield(2)	4.08%	2.43%	3.60%	4.59%	3.24%

(1)              Agency mortgage backed securities (residential) are grouped into average lives based on December 2012 prepayment projections.

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

Deferred Tax Assets

We have a net deferred tax asset of $2.2 million at December 31, 2012. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2012, no valuation allowance has been established against the outstanding deferred tax asset. The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $327.7 million during 2012, an increase of $20.0 million, or 6.7%, compared to $307.7 million during 2011.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates. Deposits at December 31, 2012 totaled $331.7 million, a decrease of $1 million, or 0.3%, from $332.7 million at December 31, 2011.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits. There were no brokered deposits at December 31, 2012. At December 31, 2011, brokered deposits totaled $6.1 million. At December 31, 2011 these brokered deposits constituted approximately 1.8% of our total deposits.

Time deposits of $100,000 or more totaled $65.9 million at December 31, 2012, compared to $59.4 million at December 31, 2011.  Interest expense on time deposits of $100,000 or more was $1.0 million in 2012, compared to $1.5 million in 2011.  A summary of average balances and rates paid on deposits for the years ended December 31, 2012 and 2011 follows.

	(Dollars in Thousands)
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$39,806	0.00%	$38,435	0.00%
Interest bearing demand	96,357	0.19%	57,573	0.35%
Savings	15,865	0.88%	32,222	0.57%
Time	175,623	1.48%	179,515	1.88%
	$327,651	1.01%	$307,745	1.22%

The following table shows the maturities of time deposits of $100,000 or more as of December 31, 2012:

(Dollars in Thousands)
December 31, 2012
Three months or less	$28,774
Over three through six months	22,062
Over six through twelve months	75,026
Over one year through three years	38,651
Over three years through five years	1,088
Over five years	13,213
Total	$178,814

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2012:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	October 15, 2013	0.81%	2,500
Fixed	October 28, 2013	0.35%	3,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	May 24, 2019	1.72%	3,000
			$26,000

At December 31, 2012, we had available collateral to borrow an additional $14.9 million from the FHLB.

At December 31, 2012, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2012 or 2011.

In 2012, we entered into a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $4.0 million, matures November 26, 2013, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock. As of December 31, 2012, the line had no balance.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of December 31, 2012 was 2.01%, and at December 31, 2011 was 2.02%.

Information regarding our borrowings as of December 31, 2012 and 2011 is presented below:

	(Dollars in Thousands)
	2012	2011
Borrowed funds:
Balance at year end	$26,000	$25,000
Weighted average rate at year end	1.36%	1.51%
Average balance during the year	$27,649	$16,479
Weighted average rate during the year	1.53%	1.95%
Maximum month-end balance	$34,000	$25,000

Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	2.01%	2.02%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	2.14%	1.98%
Maximum month-end balance	$5,000	$5,000

Total borrowings:
Balance at year end	$31,000	$30,000
Weighted average rate at year end	1.51%	1.60%
Average balance during the year	$32,649	$21,479
Weighted average rate during the year	1.62%	1.96%
Maximum month-end balance	$39,000	$30,000

Capital

Stockholders’ equity was $41.6 million on December 31, 2012, an increase of $2.7 million, or 6.9%, from $38.9 million on December 31, 2011.  Retained earnings increased due to our increase in net income less the payment of preferred dividends. No common dividends were paid during 2012.  In February, 2011 we repurchased 63 shares of the Series A preferred stock issued under the Capital Purchase Program, which reduced stockholder’s equity by $2.2 million. In February 2013 we repurchased an additional 94 shares which reduced stockholder’s equity by $3.3 million.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2012 and 2011.

Our capital ratios as of December 31, 2012, and 2011 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2012	December 31, 2011
Tier 1 leverage ratio	10.20%	9.46%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	13.16%	11.94%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	14.41%	13.19%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2012, and 2011 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2012	December 31, 2011
Tier 1 leverage ratio	10.20%	9.32%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	13.16%	11.79%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.42%	13.05%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2012 and 2011, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2012:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total
As of December 31, 2012
Time deposits	$125,862	$38,651	$1,088	$13,213	$178,814
FHLB advances	6,000	14,000	3,000	3,000	26,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	343	667	625	1,717	3,352
Total	$132,205	$53,318	$4,713	$22,930	$213,166

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 10 of our Consolidated Financial Statements.  Lease commitments include the leases in place for certain branch sites.

Liquidity

Our objective for liquidity management is to ensure that we have funds available to meet deposit withdrawals and credit demands without unduly penalizing profitability.  In order to maintain a proper level of liquidity, the Bank has several sources of funds available on a daily basis that can be used for liquidity purposes.  Those sources of funds include the Bank’s core deposits, cash flow generated by repayment of principal and interest on loans and investment securities, FHLB borrowings and federal funds purchased. While maturities and scheduled amortization of loans and investment securities are generally a predictable source of funds, deposit outflows and mortgage prepayments are influenced significantly by general interest rates, economic conditions, and competition in our local markets.

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

At December 31, 2012, unfunded commitments to extend credit totaled $33.8 million, of which $3.1 million were at fixed rates and $30.7 million were at variable rates.  At December 31, 2011, unfunded commitments to extend credit totaled $36.6 million, of which $8.9 million were at fixed rates and $27.7 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $620,000 and $308,000 at December 31, 2012 and 2011, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2012:

Projected	Net Interest Income
Interest Rate Change	Estimated Value	$ Change From Base	% Change From Base
+400	$17,562,931	$2,787,657	18.87%
+300	16,744,061	1,968,788	13.32%
+200	15,909,868	1,134,595	7.68%
Base	14,755,273	0	0.00%
-200	14,396,091	(379,182)	(2.57)%

As of December 31, 2012, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years. During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•                                          Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•                                          Consolidated Balance Sheets - December 31, 2012 and 2011

•                                          Consolidated Statements of Comprehensive Income - Years ended December 31, 2012 and 2011

•                                          Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2012 and 2011

•                                          Consolidated Statements of Cash Flows - Years ended December 31, 2012 and 2011

•                                          Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 28, 2013

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2012	2011
Assets
Cash and due from financial institutions	$9,549	$12,439
Federal funds sold	25,250	18,110
Cash and cash equivalents	34,799	30,549
Available-for-sale securities	46,639	50,718
Loans held for sale	61	180
Loans, net of allowance for loan losses of $5,721 and $5,865 at December 31, 2012 and 2011, respectively	293,033	288,487
Premises and equipment, net	11,568	11,849
Bank owned life insurance (BOLI)	7,587	7,324
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,660	1,858
Deferred income taxes	2,180	2,973
Goodwill	4,097	4,097
Core deposit intangible	997	1,346
Other real estate owned	191	637
Other assets	1,719	1,751
Total Assets	$406,556	$403,794
Liabilities
Deposits
Noninterest bearing	41,724	38,352
Savings, NOW and money market	111,195	116,968
Time	178,814	177,411
Total deposits	331,733	332,731
FHLB advances	26,000	25,000
Subordinated debentures	5,000	5,000
Accrued interest payable	238	275
Other liabilities	2,019	1,916
Total Liabilities	$364,990	$364,922
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2012 and 2011, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 187 shares at December 31, 2012 and 2011, respectively	6,519	6,471
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2012 and 2011, respectively	27,072	27,072
Retained earnings (deficit)	(430)	(2,706)
Accumulated other comprehensive income	746	376
Total stockholders’ equity	$41,566	$38,872
Total liabilities and stockholders’ equity	$406,556	$403,794

See Notes to Consolidated Financial Statements

Citizens First Corporation
Consolidated Statements of Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2012	2011
Interest and dividend income
Loans	$17,227	$16,020
Taxable securities	510	605
Non-taxable securities	659	726
Federal funds sold and other	132	132
Total interest and dividend income	18,528	17,483
Interest expense
Deposits	2,921	3,757
FHLB advances	422	317
Subordinated debentures	107	99
Short-term borrowings	—	5
Total interest expense	3,450	4,178
Net interest income	15,078	13,305
Provision for loan losses	1,700	2,025
Net interest income after provision for loan losses	13,378	11,280
Non-interest income
Service charges on deposit accounts	1,365	1,390
Other service charges and fees	529	472
Gain on sale of mortgage loans	301	315
Non-deposit brokerage fees	206	171
Lease income	279	261
BOLI income	263	273
Gain on sale of securities available-for-sale	55	215
Total non-interest income	2,998	3,097
Non-interest expenses
Salaries and employee benefits	5,718	5,102
Net occupancy expense	1,918	1,857
Advertising and public relations	352	362
Professional fees	627	629
Data processing services	916	744
Franchise shares and deposit tax	548	464
FDIC insurance	314	271
Core deposit intangible amortization	349	285
Postage and office supplies	189	164
Other real estate owned expenses	170	215
Other	954	868
Total non-interest expenses	12,055	10,961
Income before income taxes	4,321	3,416
Provision for income taxes	1,148	807
Net income	$3,173	$2,609
Dividends and accretion on preferred stock	896	958
Net income available for common stockholders	$2,277	$1,651
Basic earnings per common share	$1.16	$0.84
Diluted earnings per common share	$1.11	$0.81
Comprehensive income, net of tax
Net income	3,173	2,609
Other comprehensive income
Reclassification adjustment for gains included in net income, net	(36)	(142)
Change in unrealized gain on available for sale securities, net	406	1,169
Total other comprehensive income	370	1,027
Comprehensive income	$3,543	$3,636

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2011	$16,245	$27,072	$(4,357)	$(651)	$38,309
Net income			2,609		2,609
Repayment of 63 shares Series A preferred stock	(2,212)				(2,212)
Accretion on Series A preferred stock	97		(97)		—
Change in other comprehensive income, net				1,027	1,027
Dividend declared and paid on preferred stock			(861)		(861)

Balance, December 31, 2011	$14,130	$27,072	$(2,706)	$376	$38,872

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			3,173		3,173
Accretion on Series A preferred stock	48		(48)		—
Change in other comprehensive income, net				370	370
Dividend declared and paid on preferred stock			(849)		(849)

Balance, December 31, 2012	$14,178	$27,072	$(430)	$746	$41,566

See Notes to Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2012	2011
Operating Activities
Net income	$3,173	$2,609
Items not requiring (providing) cash:
Depreciation and amortization	632	727
Provision for loan losses	1,700	2,025
Amortization of premiums and discounts on securities	346	230
Amortization of core deposit intangible	349	285
Deferred income taxes	602	176
Bank-owned life insurance	(263)	(273)
Proceeds from sale of mortgage loans held for sale	18,670	14,714
Origination of mortgage loans held for sale	(18,250)	(14,427)
Gains on sales of loans	(301)	(315)
Gains on sales of available-for- sale securities	(55)	(215)
Write-downs and losses on other real estate owned	131	160
Gain on sale premises and equipment	(16)	(21)
Changes in:
Interest receivable	198	137
Other assets	33	170
Interest payable and other liabilities	65	117
Net cash provided by operating activities	$7,014	6,099
Investing Activities
Loan originations and payments, net	(6,392)	(14,785)
Purchase of premises and equipment	(352)	(318)
Proceeds from maturities of available-for-sale securities	16,787	12,410
Proceeds from sales of available-for-sale securities	962	2,945
Purchase of branch	—	15,860
Proceeds from sales of other real estate owned	461	1,255
Purchase of available-for-sale securities	(13,400)	(25,000)
Proceeds from sales of premises and equipment	17	17
Net cash (used in) investing activities	(1,917)	(7,616)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(2,401)	21,768
Net change in time deposits	1,403	(10,728)
Proceeds from FHLB advances	12,500	10,000
Repayment of FHLB advances	(11,500)	—
Repayment of Series A preferred stock	—	(2,212)
Net change in fed funds purchased and repurchase agreements	—	(712)
Dividends paid on preferred stock	(849)	(861)
Net cash provided by (used in) financing activities	(847)	17,255
Increase in Cash and Cash Equivalents	4,250	15,738
Cash and Cash Equivalents, Beginning of Year	30,549	14,811
Cash and Cash Equivalents, End of Year	$34,799	$30,549

Supplemental Cash Flows Information
Interest paid	$3,487	$4,253
Income taxes paid	$755	$(545)
Loans transferred to other real estate owned	$146	$684

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status and the probability of collecting scheduled principal and interest payments when due. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan-by-loan basis for all loan classes by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructuring and classified as impaired.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative current factors. The historical loss experienced is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors can include the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  At December 31, 2012, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies for all loan segments.  For residential real estate, commercial real estate, and construction and land development loan segments, management also increased the general component to reflect the decrease in real estate values.

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

Commercial real estate and commercial and agricultural loans usually involve higher credit risks than that of single-family residential loans. As of December 31, 2012, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate-55.1%, commercial and agricultural-16.6%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

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

Approximately 82.7% of our loan portfolio as of December 31, 2012 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, credit worthiness and ability to repay the loan.

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

Goodwill and Other Intangible Assets—Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2012 and 2011.  The balance of goodwill was $4.1 million as of December 31, 2012 and December 31, 2011.

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

Recent Accounting Pronouncements—

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing.  The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity. The adoption of this amendment had no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance was effective for interim and annual reporting periods beginning after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments were applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Reclassifications—Certain reclassifications have been made to the 2011 financial statements to conform to the 2012 financial statement presentation.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                     Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U. S. government agencies and government sponsored entities	$7,018	$7	$(21)	$7,004
State and municipal	19,541	1,366	(31)	20,876
Agency mortgage-backed securities: residential	17,082	477	—	17,559
Trust preferred security	1,867	—	(667)	1,200
Total investment securities	$45,508	$1,850	$(719)	$46,639
December 31, 2011
U. S. government agencies and government sponsored entities	$11,555	$27	$(13)	$11,569
State and municipal	18,390	1,126	(2)	19,514
Agency mortgage-backed securities: residential	18,337	305	(7)	18,635
Trust preferred security	1,865	—	(865)	1,000
Total investment securities	$50,147	$1,458	$(887)	$50,718

The proceeds from sales of securities and the associated gains are listed below:

	(Dollars in Thousands)
	2012	2011
Sales of available for sale securities
Proceeds	$962	$2,945
Gross gains	55	215
Gross losses	—	—

The tax provision related to these realized gains were $19,000 and $73,000, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                     Available-For-Sale Securities (Continued)

The amortized cost and fair value of investment securities at December 31, 2012 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2012 (Dollars in Thousands)
	Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$250	$253
Due from one to five years	5,579	5,738
Due from five to ten years	13,275	13,911
Due after ten years	9,322	9,178
Agency mortgage-backed: residential	17,082	17,559
Total	$45,508	$46,639

Securities pledged at year end 2012 and 2011 had a carrying amount of $37.3 million and $39.6 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At year end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:                     Available-For-Sale Securities (Continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
U.S. government agencies and government sponsored entities	$3,985	$(21)	$—	$—	$3,985	$(21)
State and municipal	1,131	(31)	—	—	1,131	(31)
Trust preferred security	—	—	1,200	(667)	1,200	(667)
Total temporarily impaired	$5,116	$(52)	$1,200	$(667)	$6,316	$(719)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011:
U.S. government agencies and government sponsored entities	$4,505	$(13)	$—	$—	$4,505	$(13)
State and municipal	304	(2)	—	—	304	(2)
Agency mortgage backed securities - residential	2,569	(7)	—	—	2,569	(7)
Trust preferred security	—	—	1,000	(865)	1,000	(865)
Total temporarily impaired	$7,378	$(22)	$1,000	$(865)	$8,378	$(887)

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

As of December 31, 2012, the Company’s security portfolio consisted of $46.6 million fair value of securities, $6.3 million, or 8 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  Current market conditions have allowed some increase in the fair market value of the trust preferred security at December 31, 2012; however, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled. On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky. Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to temporary illiquidity and the economic downturn affecting these markets and not to the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis. This security continues to pay interest as agreed and future payments are expected to be made as agreed. This security is not considered to be other-than-temporarily impaired.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2012	2011
Commercial	$49,535	$58,853
Commercial real estate:
Construction	8,094	13,720
Other	156,553	130,300
Residential real estate	77,356	83,486
Consumer:
Auto	3,350	3,998
Other	3,866	3,995
Total loans	298,754	294,352
Less allowance for loan losses	(5,721)	(5,865)
Net loans	$293,033	$288,487

Activity in the allowance for loan losses was as follows:

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012 Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	46	1,429	194	53	(22)	1,700
Loans charged-off	(566)	(781)	(486)	(55)	—	(1,888)
Recoveries	9	1	23	11	—	44
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2011 Allowance for loan losses:
Beginning balance	$3,212	$902	$604	$200	$83	$5,001
Provision for loan losses	(251)	1,607	518	(39)	190	2,025
Loans charged-off	(512)	(523)	(302)	(95)	—	(1,432)
Recoveries	218	—	38	15	—	271
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011, accrued interest receivable of $1.4 million and $1.6 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $168,000 and $96,000, respectively, are included in the following tables.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012 Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,643	$1,761	$19	$28	$—	$3,451
Collectively evaluated	513	874	570	62	251	2,270
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721
Loans:
Individually evaluated for impairment	$5,726	$6,900	$245	$34	$—	$12,905
Collectively evaluated	43,809	157,747	77,111	7,182	—	285,849
Total Loans	$49,535	$164,647	$77,356	$7,216	$—	$298,754

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2011 Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,738	$973	$310	$6	$—	$3,027
Collectively evaluated	929	1,013	548	75	273	2,838
Total ending allowance balance	$2,667	$1,986	$858	$81	$273	$5,865
Loans:
Individually evaluated for impairment	$4,186	$3,624	$971	$6	$—	$8,787
Collectively evaluated	54,667	140,396	82,515	7,987	—	285,565
Total Loans	$58,853	$144,020	$83,486	$7,993	$—	$294,352

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2012 and 2011.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs.

	(Dollars in Thousands) December 31, 2012			(Dollars in Thousands) December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no allowance recorded:
Commercial	$3,699	$3,699	$—	$2,020	$2,020	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	206	206	—	1,329	999	—
Residential real estate	242	225	—	374	374	—
Consumer:
Auto	4	4	—	—	—	—
Other	2	2	—	—	—	—
Subtotal	4,153	4,136	—	3,723	3,393	—

With an allowance recorded:
Commercial	2,026	2,026	1,643	2,166	2,166	1,738
Commercial real estate:
Construction	—	—	—	—	—	—
Other	6,695	6,695	1,761	2,625	2,625	973
Residential real estate	20	20	19	597	597	310
Consumer:
Auto	28	28	28	5	5	5
Other	—	—	—	1	1	1
Subtotal	8,769	8,769	3,451	5,394	5,394	3,027
Total	$12,922	$12,905	$3,451	$9,117	$8,787	$3,027

Information on impaired loans for the years ended December 31, 2012 and 2011 is as follows:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

	(Dollars in Thousands) December 31, 2012			(Dollars in Thousands) December 31, 2011
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$4,956	$300	$210	$3,099	$204	$204
Commercial real estate:
Construction	—	—	—	95	—	—
Other	5,262	300	290	1,574	96	56
Residential real estate	607	10	5	252	12	9
Consumer:
Auto	19	2	2	—	—	—
Other	2	—	—	—	—	—
Total	$10,846	$612	$507	$5,020	$312	$269

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and December 31, 2011:

	(Dollars in Thousands)
	Loans Past Due Over 90 Days and Still Accruing		Nonaccrual
	2012	2011	2012	2011

Commercial	$—	$—	$1,791	$1,553
Commercial real estate:
Construction	—	—	—	—
Other	—	—	4,072	1,735
Residential real estate	—	—	245	970
Consumer:
Auto	—	—	32	5
Other	—	—	2	1
Total	$—	$—	$6,142	$4,264

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial	$540	$5	$8	$553	$48,982	$49,535
Commercial real estate:
Construction	—	—	—	—	8,094	8,094
Other	2,042	3,807	75	5,924	150,629	156,553
Residential real estate	235	—	86	321	77,035	77,356
Consumer:
Auto	8	2	16	26	3,324	3,350
Other	1	—	2	3	3,863	3,866
Total	$2,826	$3,814	$187	$6,827	$291,927	$298,754

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Commercial	$640	$100	$—	$740	$58,113	$58,853
Commercial real estate:
Construction	—	—	—	—	13,720	13,720
Other	102	—	559	661	129,639	130,300
Residential real estate	278	310	515	1,103	82,383	83,486
Consumer:
Auto	26	—	—	26	3,972	3,998
Other	—	—	—	—	3,995	3,995
Total	$1,046	$410	$1,074	$2,530	$291,822	$294,352

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $7.3 million and $2.9 million as of December 31, 2012 and 2011, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2012 and 2011 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.

During the year ending December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Troubled debt restructurings totaling $768,000 were charged off during 2012.

Modifications involving a reduction of the stated interest rate of a loan or the extension of the maturity date were for periods ranging from three months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	7	$4,613	$4,613
Commercial real estate:
Other	3	1,067	1,070
Residential real estate	1	11	12
Total	11	$5,691	$5,695

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

The troubled debt restructurings described above increased the allowance for loan losses by $260,000 and resulted in charge offs of $121,000 during the year ending December 31, 2012.

Specific allocations of $1.4 million and $925,000 were reported for troubled debt restructurings as of December 31, 2012 and 2011. Three previously reported troubled debt restructured loans with a balance of $768,000 were charged off during the year ending December 31, 2012.

The terms of certain other loans were modified during the year ending December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2012 of $5.8 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2012 and December 31,2011, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$41,852	$99	$7,584	$—	$49,535
Commercial real estate:
Construction	8,094	—	—	—	8,094
Other	145,087	520	10,933	13	156,553
Residential real estate	76,704	—	641	11	77,356
Consumer:
Auto	3,346	—	4	—	3,350
Other	3,864	—	2	—	3,866
Total	$278,947	$619	$19,164	$24	$298,754

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:        Loans and Allowance for Loan Losses (Continued)

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial	$54,021	$50	$4,699	$83	$58,853
Commercial real estate:
Construction	13,720	—	—	—	13,720
Other	117,798	2,849	8,955	698	130,300
Residential real estate	82,248	—	975	263	83,486
Consumer:
Auto	3,993	—	—	5	3,998
Other	3,994	—	1	—	3,995
Total	$275,774	$2,899	$14,630	$1,049	$294,352

Note 4:        Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2012	2011
Balance, beginning of year	$637	$1,368
Additions	146	684
Direct write-downs	(48)	(157)
Sales	(461)	(1,255)
Net loss on sales	(83)	(3)
Balance, end of year	$191	$637

All expenses related to other real estate owned are recorded as they are incurred, and any deterioration in value is directly written down against the value of the property.  No valuation allowance is utilized for other real estate owned.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:        Fair Value Measurement

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. The Company does not have any Level 3 securities

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at December 31, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,004
State and municipal		20,876
Agency mortgage-backed securities -residential		17,559
Trust preferred security		1,200
Total investment securities	—	$46,639	—

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2012

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$383
Commercial RE	$4,934
Residential	$1

Other real estate owned:
Residential	$191

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:        Disclosures About Fair Value (Continued)

Fair Value Measurements at December 31, 2011

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$427
Commercial RE	$1,652
Residential	$287
Consumer

Other real estate owned:
Commercial RE	$493
Residential	$144

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $8.8 million at December 31, 2012, with a valuation allowance of $3.5 million, resulting in an additional provision for loan losses of $642,000 for the year ended December 31, 2012.  At December 31, 2011, impaired loans had a carrying amount of $5.4 million, with a valuation allowance of $3.0 million, resulting in an additional provision for loan losses of $1.3 million for the year ended December 31, 2011.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $191,000 and $637,000 at December 31, 2012 and December 31, 2011, respectively.  Total write-downs of other real estate owned during the twelve months ended December 31, 2012 and December 31, 2011 were $48,000 and $157,000, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2012.

	December 31,2012	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$383	Market Approach	Discounts to allow for market value of assets	0%-50% (40.22%)
Commercial RE	4,934	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-38.97% (32.60%)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:        Disclosures About Fair Value (Continued)

Residential	1	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (15%)
Other real estate owned:
Residential	191	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (9.39%)

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	(Dollars in Thousands)
	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$34,799	$34,799			$34,799
Loans held for sale	61		62		62
Loans, net of allowance	287,715			290,865	290,865
Accrued interest receivable	1,660		273	1,387	1,660
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$152,919	$152,932			$152,932
Time deposits	178,814		179,001		179,001
FHLB advances	26,000		26,350		26,350
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	238	10	228		238

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:       Disclosures About Fair Value (Continued)

	(Dollars in Thousands)
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

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans: Fair values of loans, excluding loans held for sale, are estimated as  follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in either a Level 1 classification. The carrying amounts of variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:       Disclosures About Fair Value (Continued)

certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(g) FHLB Advances/ Subordinated Debentures: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or Level 2 classification consistent with the asset/liability they are associated with.

Note 6:       Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2012	2011
Land and land improvements	$3,631	$3,633
Buildings and improvements	8,889	8,870
Leasehold improvements	286	250
Furniture and fixtures	843	828
Equipment and software	3,891	3,625
Automobiles	81	67
	17,621	17,273
Less accumulated depreciation	(6,053)	(5,424)
Net premises and equipment	$11,568	$11,849

Depreciation and amortization expense totaled $632,000 and $727,000 for 2012 and 2011, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6:       Premises and Equipment (Continued)

Operating Leases

The Company leases certain branch properties and equipment under operating leases.  Rent expense was $372,000 for 2012 and 329,000 for 2011.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

2013	$368
2014	346
2015	321
2016	307
2017	372
Thereafter	1,733
Total	$3,447

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease. $16,000 of the deferred gain was recognized in both 2012 and 2011.

Note 7:       Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2012 and 2011 which indicated no impairment.  Goodwill balance was $4.1 at year end 2012 and 2011.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in thousands)
	2012	2011
Core deposit intangibles:
Gross carrying amount	$2,805	$2,805
Accumulated amortization	$(1,808)	$(1,459)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7:       Goodwill and Intangible Assets (Continued)

Amortization expense was $349,000 in 2012 and $285,000 in 2011. Estimated amortization expense for each of the next five years:

(Dollars in Thousands)
2013	$332
2014	318
2015	54
2016	46
2017	39

Note 8:       Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $65.9 million and $59.4 million at December 31, 2012 and 2011, respectively. There were no brokered deposits at December 31, 2012. At December 31, 2011 brokered deposits totaled $6.1 million at year end 2011.

At December 31, 2012, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)
2013	$125,862
2014	25,831
2015	12,820
2016	27
2017	14,274
$178,814

At December 31, 2012, our ten largest customers accounted for approximately $24.3 million, or 7.3%, of total deposits whereas, at December 31, 2011, ten customers accounted for approximately $33.7 million, or 10.1% of total deposits.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:       Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2012	2011

Matures June 2012, fixed rate at 0.26%	$—	$5,000
Matures August 2012, fixed rate at 4.25% until February 2011, with FHLB option to call in full each 6 months thereafter	—	500
Matures August 2012, fixed rate at 1.09%	—	2,000
Matures December 2012, fixed rate at 3.36% until March 2011 with FHLB option to call in full each 12 months thereafter	—	2,000
Matures December 2012, fixed rate at 0.85%	—	2,000
Matures October 2013, fixed rate at 0.81%	2,500	2,500
Matures October 2013, fixed rate at 0.35%	3,500	—
Matures December 2014, fixed rate at 1.73%	2,000	2,000
Matures December 2014, fixed rate at 3.46% until March 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures February 2015, fixed rate at 2.85% until February 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures May 2015, fixed rate at 0.73%	3,000	—
Matures December 2015, fixed rate at 1.14%	5,000	5,000
Matures May 2016, fixed rate at 0.99%	3,000	—
Matures May 2019, fixed rate at 1.72%	3,000	—
Total	$26,000	$25,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $46.7 million and $51.0 million of first mortgage loans under a blanket lien arrangement for both year-end 2012 and 2011.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $14.9 million at year-end 2012.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)
2013	6,000
2014	4,000
2015	10,000
2016	3,000
Thereafter	3,000
$26,000

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:       Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds (Continued)

Other Borrowed Funds

In 2012, we entered into a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $4.0 million, matures November 26, 2013, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock. As of December 31, 2012, the line had no balance.

The Bank offers a sweep-based product with tiered balance calculations, with FDIC insurance securing the balances up to $250,000 per account holder.

Letter of Credit

At year-end 2012, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.  At December 31, 2012, $2.0 million of the letter of credit was pledged to secure public funds.

Note 10:     Subordinated Debentures

In October 2006, Citizens First Statutory Trust I, a trust formed by the Company, closed a pooled private offering of $5.0 million trust preferred securities with a liquidation amount of $1,000 per trust security.  The Company issued $5.2 million of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust.  In accordance with accounting standards, the Company is not considered the primary beneficiary of this Trust (variable interest entity), the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $155,000.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10:              Subordinated Debentures (Continued)

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate. The interest rate was 2.01% and 2.02% at December 31, 2012 and 2011, respectively.

Note 11:              Employee Benefit Plans

Effective January 1, 2006 the Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2012 and 2011 were $163,000 and $144,000, respectively.

Note 12:              Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2012	2011

Taxes currently payable	$546	$631
Deferred income taxes	602	176

Income tax expense	$1,148	$807

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2012	2011

Computed at the statutory rate (34.0%)	$1,469	$1,161
Tax-exempt interest	(248)	(275)
Bank owned-life insurance	(89)	(93)
Other	16	14

Actual tax expense	$1,148	$807

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12:              Income Taxes (Continued)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2012	2011

Deferred tax assets:
Allowance for loan losses	$1,302	$1,457
Net operating losses and tax credits	205	369
Deferred gain	50	56
Goodwill and core deposit	1,132	1,300
Other real estate	8	129
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	104	109
Other	128	86
	2,954	3,531

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	(385)	(194)
Deferred loan fees/costs	(48)	(55)
FHLB stock dividends	(74)	(74)
Depreciation	(205)	(199)
Accretion on investment securities	(16)	(13)
Prepaid expenses	(20)	(16)
Other	(26)	(7)
	(774)	(558)

Net deferred tax asset	$2,180	$2,973

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

recorded in the income statement or accrued for the year ending December 31, 2012 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2009.

As of December 31, 2012 and 2011, income taxes receivable/(payable) were $142,000 and ($75,000), respectively, and are included in other assets/other liabilities on the Consolidated Balance Sheet.  At December 31, 2012, the Company has an AMT credit carryforward of approximately $205,000 that will not expire.

Note 13:              Related Party Transactions

At December 31, 2012 and 2011, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $7.3 million and $6.6 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)

Beginning balance	$7,095
New loans	480
Repayments	(311)

Ending balance	$7,264

Deposits from related parties held by the Bank at December 31, 2012 and 2011, respectively, totaled $686,000 and $995,000, respectively.

Amounts paid to a related party for advertising services totaled $44,000 in both 2012 and 2011.

Note 14:              Stock Option Plans

In 2002, the Board of Directors adopted the employee stock option plan, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to afford key employees an incentive to remain in the employee of the Company and its subsidiaries and to use their best efforts on its behalf.  132,300 shares of Company common stock were reserved for issuance

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14:              Stock Option Plans (Continued)

under the plan. This plan terminated in December of 2012. Therefore, no options remain eligible for issuance at December 31, 2012. Options granted expire after ten years, and vest ratably over a three year period.

In 2003, the Board of Directors adopted the non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s stockholders at the annual meeting in April 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and stockholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes. 44,100 shares of common stock have been reserved for issuance under the plan. 34,039 shares remain available for future issuance.  Options granted expire after ten years, and are immediately vested.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  No options were granted during 2012 and 2011. ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2012 and 2011, employee and non-employee compensation expense recorded was $0 and $0, respectively. As of December 31, 2012, there is no unrecognized compensation expense associated with stock options. A summary of the status of the plans at December 31, 2012, and changes during the period then ended is presented below:

	2012
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	89,088	$15.21
Granted	—	—
Exercised	—	—
Forfeited	(3,108)	$14.90
Expired	—	—

Outstanding, end of year	85,980	$15.22

Options exercisable, end of year	85,980	$15.22

All stock option shares are vested at December 31, 2012.  The weighted average remaining term for outstanding and exercisable stock options was 2.22 years and 3.23 years, respectively at December 31, 2012 and 2011.  The aggregate intrinsic value at December 31, 2012 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:              Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,532	14.41%	$24,721	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,530	14.42%	24,710	8.0%	$30,988	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,669	13.16%	12,361	4.0%	N/A	N/A
Citizens First Bank, Inc.	40,646	13.16%	12,355	4.0%	18,533	6.0%

Tier I Capital (to Average Assets)
Consolidated	40,669	10.20%	15,953	4.0%	N/A	N/A
Citizens First Bank, Inc.	40,646	10.20%	15,946	4.0%	19,932	5.0%

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16:              Loan Commitments and Other Related Activities (Continued)

	(Dollars in Thousands)
	December 31, 2012		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$3,114	$30,725	$8,902	$27,695

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan unused lines of credit have interest rates ranging from 3.0% to 21.0% and maturities ranging from 1 month to 27.4 years.

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

The Bank had total outstanding standby letters of credit amounting to $620,000 and $308,000 at December 31, 2012 and 2011, respectively, with terms generally of one year or less.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:              Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	(Dollars in Thousands)
	2012	2011

Assets
Cash	$203	$203
Investment in Citizens First Bank, Inc.	46,543	43,325
Other assets	139	688
Total assets	$46,885	$44,216

Liabilities
Borrowings	5,000	5,000
Other liabilities	319	344
Total liabilities	5,319	5,344

Stockholders’ Equity	41,566	38,872

Total liabilities and stockholders’ equity	$46,885	$44,216

Condensed Statements of Operations

	(Dollars in Thousands)
	2012	2011

Dividend income	$600	$500

Expenses
Interest expense	107	99
Professional fees	247	192
Other expenses	63	110
Total expenses	417	401

Loss before Income Taxes and Equity in Undistributed Income of Subsidiary	(417)	(401)

Income Tax Benefit	(142)	(136)

Loss before Equity in Undistributed Income of Subsidiary	(275)	(265)

Equity in Income of Subsidiary	2,848	2,374

Net Income	$3,173	$2,609

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2012	2011
Operating Activities
Net income	$3,173	$2,609
Adjustments:
Equity in undistributed income of subsidiary	(2,848)	(2,374)
Changes in:
Other assets	548	(211)
Other liabilities	(25)	(4)
Net cash provided by (used in) operating activities	848	20
Financing Activities
Payment of dividends on stock	(849)	(861)
Partial repayment of TARP preferred stock	—	(2,212)
Net cash provided by financing activities	(849)	(3,073)
(Decrease) in Cash and Cash Equivalents	—	(3,053)
Cash and Cash Equivalents, Beginning of Year	203	3,256
Cash and Cash Equivalents, End of Year	$203	$203

Note 18:                                                       Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2012 and 2011.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:                                                       Earnings Per Common Share (Continued)

	(Income in Thousands)
	2012			2011
	Income	Weighted -Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income	$3,173			$2,609
Less: Payment of dividends on preferred stock	(848)			(862)
Less: Accretion on warrants	(48)			(96)
Net income attributable to common shareholders	2,277	1,968,777	$1.16	1,651	1,968,777	$0.84
Effect of dilutive securities
Warrants	—	90,227		—	74,074
Preferred stock	—	—		—	—
Stock options	—	—		—	—

Diluted earnings per common share
Net income attributable to common shareholders and assumed conversions	$2,277	2,059,004	$1.11	$1,651	2,042,851	$0.81

Stock options for 85,980 and 89,088 shares of common stock were not considered in computing diluted earnings per common share for 2012 and 2011, respectively, because they were anti-dilutive.  Convertible preferred shares are not included because they were anti-dilutive for 2012 and 2011.

Note 19:              Preferred Stock and Stock Warrants

The Company has issued two forms of preferred stock: Series A and Cumulative preferred stock. 250 shares of our preferred stock, designated as Series A cumulative perpetual preferred stock, (“Series A preferred stock”) were issued to the U.S. Treasury on December 19, 2008, in connection with the TARP Capital Purchase Program for a purchase price of $8.8 million. On February 16, 2011, we repurchased 63 shares of the Series A preferred stock for a purchase price of $2.2 million. On February 13, 2013 we repurchased an additional 94 shares for a purchase price of $3.3 million.

Holders of shares of Series A preferred stock are entitled to receive if, as and when declared by our board of directors or a duly authorized committee of the board, out of assets legally available for payment, cumulative cash dividends at a rate per annum of

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19:              Preferred Stock and Stock Warrants (Continued)

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

Pursuant to the terms of the American Recovery and Reinvestment Act of 2009, we may, upon prior consultation with the Company’s and the Bank’s appropriate regulatory authority, redeem the Series A preferred stock at any time. On February 16, 2011, the Company repurchased 63 of the 250 shares of the Series A preferred stock. The Company paid $2.2 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased. On February 13, 2013, the Company repurchased 94 shares of the Series A preferred Stock. The Company paid $3.3 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 19:              Preferred Stock and Stock Warrants (Continued)

In connection with the issuance of Series A preferred stock, we issued 254,218 common stock warrants to the U.S. Treasury.  The initial exercise price applicable to the warrants is $5.18 per share of common stock for which the warrant may be exercised.  The warrant may be exercised at any time on or before December 19, 2018 by surrender of the warrant and the payment of the exercise price.

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

Note 20:              Subsequent Events

On February 13, 2013, the Company entered into a letter of agreement with the United States Department of the Treasury pursuant to which the Company repurchased 94 of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $3.3 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased. The Company has 93 shares of the Series A preferred stock outstanding with a balance of approximately $3.3 million.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2012, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2012, its system of internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our registered public accounting firm pursuant to exemptions for companies under rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the  Proxy Statement of the Company for the 2012 Annual Meeting of Shareholders to be held May 15,2013, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	67	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Sarah Glenn Grise	56	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	46	President of Trace Die Cast, Inc.
James R. Hilliard	56	President of Airgas Mid-America, Inc.
M. Todd Kanipe	44	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	56	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	41	Warren County Kentucky County Attorney
Steve Newberry	50	President and Chief Executive Officer of Commonwealth Broadcasting
Jack Sheidler	56	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank: Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	74	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	49	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank
M. Todd Kanipe	44	President and Chief Executive Officer

J. Steven Marcum	56	Executive Vice President and Chief Financial Officer

Marc Lively	49	Executive Vice President and Chief Credit Officer

Kim M. Thomas	42	Executive Vice President, Retail Banking and Private Client Group

Item 11. Executive Compensation

The information required by this Item appears under the heading “Executive Compensation” and “Compensation of Directors” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item appears under the heading “Share Ownership of Management and Certain Beneficial Owners” in the Proxy Statement and in Item 5 of this Annual Report, each of which is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions and Director Independence

Information required by this Item appears under the headings “Election of Directors,” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item appears under the headings “Audit Committee Report” and “Ratification of the Appointment of the Independent Registered Public Accounting Firm,” in the Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (No. 333-103238).

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 5, 2007; file number 001-33126).

3.3

Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008; file number 001-33126).

3.4	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed March 24, 2009; file number 001-33126).

4.1	Restated Articles of Incorporation of Citizens First Corporation, as amended (see Exhibit 3.1).

4.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibits 3.2 and 3.3).

4.3	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.4).

4.4

Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated March 31, 2007; file number 001-33126).

4.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008; file number 001-33126).

10.1

Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed September 17, 2009; file number 001-33126).*

10.2	2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.3	2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.4

Letter Agreement (including Securities Purchase Agreement-Standard Terms) dated as of December 19, 2008 between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 23, 2008; file number 001-33126).

10.5	Form of Waiver (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on December 23, 2008; file number 001-33126).*

10.6

Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K dated December 31, 2008; file number 001-33126).*

10.8	Employment Agreement between Citizens First Corporation and John Steven Marcum (incorporated by reference to Exhibit 99.1 of the Registrant’s Form 8-K filed April 15, 2010; file number 001-33126).*

10.9	Repurchase Agreement between Citizens First Corporation and United States Department of the Treasury.(incorporated by reference to Exhibit 10.9 of the Registrant’s Form 10-K dated December 31, 2011).*

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

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012 and December 31, 2011, (iii) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (v) Notes to Consolidated Financial Statements.**

*Denotes a management contract or compensatory plan or agreement.

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

Citizens First Corporation

Date: March 28, 2013	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 28, 2013
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 28, 2013
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Barry D. Bray	March 28, 2013
Barry D. Bray, Director

/s/Sarah G. Grise	March 28, 2013
Sarah G. Grise, Director

/s/Christopher B. Guthrie	March 28, 2013
Christopher B. Guthrie, Director

/s/J. Robert Hilliard	March 28, 2013
J. Robert Hilliard, Director

/s/M. Todd Kanipe	March 28, 2013
M. Todd Kanipe, Director

/s/Amy H. Milliken	March 28, 2013
Amy Milliken, Director

/s/Steven W. Newberry	March 28, 2013
Steven W. Newberry, Director

/s/Jack W. Sheidler	March 28, 2013
Jack W. Sheidler, Director

/s/John M. Taylor	March 28, 2013
John Taylor, Director

/s/R. Kevin Vance	March 28, 2013
R. Kevin Vance, Director

/s/J. Steven Marcum	March 28, 2013
J. Steven Marcum, Director