Form 10-Q
period 2013-03-31
CITIZENS FIRST CORP
filed 2013-05-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

1,968,777 shares of Common Stock, no par value, were outstanding at May 6, 2013.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31, 2013	December 31, 2012
	Unaudited
Assets
Cash and due from financial institutions	$8,076	$9,549
Federal funds sold	37,545	25,250
Cash and cash equivalents	45,621	34,799
Available-for-sale securities	50,485	46,639
Loans held for sale	143	61
Loans, net of allowance for loan losses of $6,650 and $5,721 at March 31, 2013 and December 31, 2012, respectively	294,461	293,033
Premises and equipment, net	11,421	11,568
Bank owned life insurance (BOLI)	7,648	7,587
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,582	1,660
Deferred income taxes	2,436	2,180
Goodwill	4,097	4,097
Core deposit intangible	913	997
Other real estate owned	232	191
Other assets	1,029	1,719
Total Assets	$422,093	$406,556
Liabilities
Deposits
Noninterest bearing	45,119	41,724
Savings, NOW and money market	114,220	111,195
Time	188,585	178,814
Total deposits	347,924	331,733
FHLB advances and other borrowings	29,300	26,000
Subordinated debentures	5,000	5,000
Accrued interest payable	289	238
Other liabilities	1,489	2,019
Total Liabilities	$384,002	$364,990
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at March 31, 2013 and December 31, 2012, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $3,266 and $6,567; issued and outstanding 93 shares at March 31, 2013 and 187 at December 31, 2012	3,247	6,519
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2013 and December 31, 2012, respectively	27,072	27,072
Retained earnings (deficit)	(532)	(430)
Accumulated other comprehensive income	645	746
Total stockholders’ equity	$38,091	$41,566
Total liabilities and stockholders’ equity	$422,093	$406,556

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Comprehensive Income

	(In Thousands, Except Per Share Data)
	March 31, 2013	March 31, 2012
Interest and dividend income
Loans	$4,125	$4,261
Taxable securities	96	161
Non-taxable securities	170	163
Federal funds sold and other	37	33
Total interest and dividend income	4,428	4,618
Interest expense
Deposits	628	803
FHLB advances and other	110	95
Subordinated debentures	24	28
Total interest expense	762	926
Net interest income	3,666	3,692
Provision for loan losses	1,250	370
Net interest income after provision for loan losses	2,416	3,322
Non-interest income
Service charges on deposit accounts	291	318
Other service charges and fees	138	120
Gain on sale of mortgage loans	82	90
Non-deposit brokerage fees	65	34
Lease income	74	68
BOLI income	61	66
Gain on sale of securities available-for-sale (includes $8 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	8	0
Total non-interest income	719	696
Non-interest expenses
Salaries and employee benefits	1,441	1,409
Net occupancy expense	461	459
Advertising and public relations	78	75
Professional fees	164	143
Data processing services	265	229
Franchise shares and deposit tax	141	125
FDIC insurance	85	72
Core deposit intangible amortization	84	88
Postage and office supplies	43	50
Telephone and other communication	42	42
Other real estate owned expenses	11	45
Other	267	189
Total non-interest expenses	3,082	2,926
Income before income taxes (benefits)	53	1,092
Income taxes (benefits)(includes $3 income tax expense from reclassification items)	(62)	284
Net income	$115	$808
Dividends and accretion on preferred stock	217	224
Net income (loss) available for common stockholders	$(102)	$584
Basic earnings (loss) per common share	$(0.05)	$0.30
Diluted earnings (loss) per common share	$(0.05)	$0.29
Comprehensive income, net of tax
Net income	115	808
Other comprehensive income
Reclassification adjustment for losses (gains) included in net income, net	(5)	—
Change in unrealized gain (loss) on available for sale securities, net of $49 taxes	(96)	24
Total other comprehensive income (loss)	(101)	24
Comprehensive income	$14	$832

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			808		808
Accretion on Series A preferred stock	12		(12)		—
Change in other comprehensive income, net				24	24
Dividend declared and paid on preferred stock			(212)		(212)
Balance, March 31, 2012	$14,142	$27,072	$(2,122)	$400	$39,492

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			115		115
Repayment of 93 shares Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	29		(29)		—
Change in other comprehensive income, net				(101)	(101)
Dividend declared and paid on preferred stock			(188)		(188)
Balance, March 31, 2013	$10,906	$27,072	$(532)	$645	$38,091

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2013	March 31, 2012
Operating Activities
Net income	$115	$808
Items not requiring (providing) cash:
Depreciation and amortization	155	159
Provision for loan losses	1,250	370
Amortization of premiums and discounts on securities	86	83
Amortization of core deposit intangible	84	88
Deferred income taxes	487	(440)
BOLI income	(61)	(66)
Proceeds from sale of mortgage loans	3,556	4,992
Origination of mortgage loans held for sale	(3,556)	(4,791)
Gains on sales of available-for-sale securities	(8)	—
Gains on sales of mortgage loans	(82)	(90)
Write-downs and losses on sale of other real estate owned	2	29
Gain on sale premises and equipment	(4)	(4)
Changes in:
Accrued interest receivable	78	35
Other assets	(2)	447
Accrued interest payable and other liabilities	(479)	1,060
Net cash provided by operating activities	$1,621	2,680
Investing Activities
Loan originations and payments, net	(2,746)	(9,734)
Purchase of premises and equipment	(8)	(118)
Proceeds from maturities of available-for-sale securities	2,543	2,524
Proceeds from sales of available-for-sale securities	619	—
Proceeds from sales of other real estate owned	25	1
Purchase of available-for-sale securities	(7,238)	(2,041)
Proceeds from sales of premises and equipment	4	4
Net cash (used in) investing activities	(6,801)	(9,364)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	6,420	744
Net change in time deposits	9,771	(2,422)
Repayment of TARP preferred stock	(3,301)	—
Proceeds from other borrowings	3,300	—
Dividends paid on preferred stock	(188)	(212)
Net cash provided by (used in) financing activities	16,002	(1,890)
Increase in Cash and Cash Equivalents	10,822	(8,574)
Cash and Cash Equivalents, Beginning of Year	34,799	30,549
Cash and Cash Equivalents, End of Quarter	$45,621	$21,975

Supplemental Cash Flows Information
Interest paid	$711	$934
Income taxes paid	$—	$95
Loans transferred to other real estate owned	$68	$—

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2012 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U. S. government agencies and government sponsored entities	$6,010	$4	$(8)	$6,006
State and municipal	19,488	1,182	(65)	20,605
Agency mortgage-backed securities: residential	22,140	489	(15)	22,614
Trust preferred security	1,869	—	(609)	1,260
Total investment securities	$49,507	$1,675	$(697)	$50,485
December 31, 2012
U. S. government agencies and government sponsored entities	$7,018	$7	$(21)	$7,004
State and municipal	19,541	1,366	(31)	20,876
Agency mortgage-backed securities: residential	17,082	477	—	17,559
Trust preferred security	1,867	—	(667)	1,200
Total investment securities	$45,508	$1,850	$(719)	$46,639

The amortized cost and fair value of investment securities at March 31, 2013 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2013 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	250	251
Due from one to five years	6,697	6,862
Due from five to ten years	10,833	11,373
Due after ten years	9,587	9,385
Agency mortgage-backed: residential	22,140	22,614
Total	$49,507	$50,485

The following table summarizes the investment securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013:
U.S. government agencies and government sponsored entities	$1,990	$(8)	$—	$—	$1,990	$(8)
State and municipal	2,056	(65)	—	—	2,056	(65)
Agency mortgage-backed: residential	3,468	(15)	—	—	3,468	(15)
Trust preferred security	—	—	1,260	(609)	1,260	(609)
Total temporarily impaired	$7,514	$(88)	$1,260	$(609)	$8,774	$(697)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
U.S. government agencies and government sponsored entities	$3,985	$(21)	$—	$—	$3,985	$(21)
State and municipal	1,131	(31)	—	—	1,131	(31)
Trust preferred security	—	—	1,200	(667)	1,200	(667)
Total temporarily impaired	$5,116	$(52)	$1,200	$(667)	$6,316	$(719)

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

As of March 31, 2013, our securities portfolio consisted of $50.5 million fair value of securities, $8.8 million, or 11 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at March 31, 2013, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2013	December 31, 2012

Commercial	$49,087	$49,535
Commercial real estate:
Construction	8,441	8,094
Other	161,038	156,553
Residential real estate	76,156	77,356
Consumer:
Auto	2,981	3,350
Other	3,408	3,866
Total loans	301,111	298,754
Less allowance for loan losses	(6,650)	(5,721)
Net loans	$294,461	$293,033

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2013 and 2012.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2013 Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	1,459	(65)	(89)	—	(55)	1,250
Loans charged-off	(333)	(14)	—	(11)	—	(358)
Recoveries	—	28	7	2	—	37
Total ending allowance balance	$3,282	$2,584	$507	$81	$196	$6,650

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2012 Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	(652)	642	321	6	53	370
Loans charged-off	(100)	—	(199)	(12)	—	(311)
Recoveries	—	—	1	3	—	4
Total ending allowance balance	$1,915	$2,628	$981	$78	$326	$5,928

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013 and December 31, 2012.  As of March 31, 2013 and December 31, 2012, accrued interest receivable of $1.3 million and $1.4 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $225,000 and $168,000, respectively, are included in the following tables.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,565	$1,819	$103	$28	$—	$4,515
Collectively evaluated	717	765	404	53	196	2,135
Total ending allowance balance	$3,282	$2,584	$507	$81	$196	$6,650
Loans:
Individually evaluated for impairment	$6,597	$7,858	$554	$35	$—	$15,044
Collectively evaluated	42,490	161,621	75,602	6,354	—	286,067
Total ending loans balance	$49,087	$169,479	$76,156	$6,389	$—	$301,111

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,643	$1,761	$19	$28	$—	$3,451
Collectively evaluated	513	874	570	62	251	2,270
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721
Loans:
Individually evaluated for impairment	$5,726	$6,900	$245	$34	$—	$12,905
Collectively evaluated	43,809	157,747	77,111	7,182	—	285,849
Total ending loans balance	$49,535	$164,647	$77,356	$7,216	$—	$298,754

The following table presents information related to impaired loans by class of loans as of March 31, 2013 and December 31, 2012. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans was reduced by partial net charge-offs in 2012. As of March 31, 2013 there are no partial net charge-offs.

	(Dollars in Thousands) March 31, 2013			(Dollars in Thousands) December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,732	$2,732	$—	$3,699	$3,699	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	547	547	—	206	206	—
Residential real estate	144	144	—	242	225	—
Consumer:
Auto	4	4	—	4	4	—
Other	3	3	—	2	2	—
Subtotal	3,430	3,430	—	4,153	4,136	—
With an allowance recorded:
Commercial	3,865	3,865	2,565	2,026	2,026	1,643
Commercial real estate:
Construction	—	—	—	—	—	—
Other	7,311	7,311	1,819	6,695	6,695	1,761
Residential real estate	410	410	103	20	20	19
Consumer:
Auto	25	25	25	28	28	28
Other	3	3	3	—	—	—
Subtotal	11,614	11,614	4,515	8,769	8,769	3,451
Total	$15,044	$15,044	$4,515	$12,922	$12,905	$3,451

Information on impaired loans for the three months ending March 31, 2013 and 2012 is as follows:

	(Dollars in Thousands) March 31, 2013			(Dollars in Thousands) March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2,732	$2,732	$—	$1,933	$1,933	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	547	547	—	652	652	—
Residential real estate	144	144	—	304	304	—
Consumer:
Auto	4	4	—	—	—	—
Other	3	3	—	—	—	—
Subtotal	3,430	3,430	—	2,889	2,889	—
With an allowance recorded:
Commercial	3,865	3,865	2,565	2,195	2,195	1,557
Commercial real estate:
Construction	—	—	—	—	—	—
Other	7,311	7,311	1,819	7,192	6,862	1,772
Residential real estate	410	410	103	474	474	287
Consumer:
Auto	25	25	25	15	15	15
Other	3	3	3	1	1	1
Subtotal	11,614	11,614	4,515	9,877	9,547	3,632
Total	$15,044	$15,044	$4,515	$12,766	$12,436	$3,632

Information on impaired loans for the three months ending March 31, 2013 and 2012 is as follows:

	(Dollars in Thousands) March 31, 2013			(Dollars in Thousands) March 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$6,161	71	43	$4,156	41	18
Commercial real estate:
Construction	—	—	—	—	—	—
Other	7,380	88	31	5,570	114	85
Residential real estate	399	3	1	874	12	—
Consumer:
Auto	31	1	—	10		—
Other	4	—	—	1	—	—
Total	$13,975	$163	$75	$10,611	$167	$103

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012 are summarized below:

	(Dollars in Thousands) As of March 31, 2013		(Dollars in Thousands) As of December 31, 2012
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$3,439	$—	$1,791
Commercial real estate:
Construction	—	—	—	—
Other	—	6,886	—	4,072
Residential real estate	23	268	—	245
Consumer:
Auto	—	29	—	32
Other	—	2	—	2
Total	$23	$10,624	$—	$6,142

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2013
Commercial	$1,539	$225	$1,047	$2,811	$46,276	$49,087
Commercial real estate:
Construction	—	—	—	—	8,441	8,441
Other	21	2,012	4,694	6,727	154,311	161,038
Residential real estate	385	15	136	536	75,620	76,156
Consumer:
Auto	7	—	5	12	2,969	2,981
Other	3	—	2	5	3,403	3,408
Total	$1,955	$2,252	$5,884	$10,091	$291,020	$301,111

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial	$540	$5	$8	$553	$48,982	$49,535
Commercial real estate:
Construction	—	—	—	—	8,094	8,094
Other	2,042	3,807	75	5,924	150,629	156,553
Residential real estate	235	—	86	321	77,035	77,356
Consumer:
Auto	8	2	16	26	3,324	3,350
Other	1	—	2	3	3,863	3,866
Total	$2,826	$3,814	$187	$6,827	$291,927	$298,754

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $7.6 million and $7.3 million as of March 31, 2013 and December 31, 2012, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

During the quarter ending March 31, 2013, three additional loans totaling $893,000 were modified and one previously reported troubled loan of $21,000 was further modified as troubled debt restructurings. The modification of the terms of these loans included reducing the interest rate, granting an interest only payment period, and extending the amortization term.

The following table presents loans by class modified as troubled debt restructurings outstanding as of March 31, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	7	$4,790	$4,890
Commercial real estate:
Other	5	3,061	3,064
Residential real estate	2	121	135
Total	14	$7,972	$8,089

The following table presents loans by class modified as troubled debt restructurings outstanding as of December 31, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	7	$4,613	$4,613
Commercial real estate:
Other	3	1,067	1,070
Residential real estate	1	11	12
Total	11	$5,691	$5,695

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$665	$765
Residential real estate	1	110	123
Total	4	$775	$888

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	2	$791	$791
Total	2	$791	$791

Specific allocations of $2.4 million and $1.4 million were reported for troubled debt restructurings as of March 31, 2013 and December 31, 2012.  No payment defaults were reported for troubled debt restructurings during the quarter ending March 31, 2013. Specific allocations of $1,660,000 were reported for the troubled debt restructurings as of March 31, 2012. One previously reported troubled debt restructuring with a balance of $309,000 was charged off during the quarter ending March 31, 2013.

The terms of certain other loans were modified during the three months ending March 31, 2013 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending March 31, 2013 have a total recorded investment of $1.5 million as of March 31, 2013.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial	$41,827	$99	$7,161	—	$49,087
Commercial real estate:
Construction	8,441	—	—	—	8,441
Other	149,524	—	11,514	—	161,038
Residential real estate	75,364	—	783	9	76,156
Consumer
Auto	2,977	—	4	—	2,981
Other	3,403	—	5	—	3,408
Total	$281,536	$99	$19,467	$9	$301,111

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$41,852	$99	$7,584	$—	$49,535
Commercial real estate:
Construction	8,094	—	—	—	8,094
Other	145,087	520	10,933	13	156,553
Residential real estate	76,704	—	641	11	77,356
Consumer:
Auto	3,346	—	4	—	3,350
Other	3,864	—	2	—	3,866
Total	$278,947	$619	$19,164	$24	$298,754

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. The Company does not have any Level 3 securities.

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

Assets measured on a recurring basis:

	Fair Value Measurements at March 31, 2013 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,006
State and municipal		20,605
Agency mortgage-backed securities -residential		22,614
Trust preferred security		1,260
Total investment securities	—	$50,485	—

	Fair Value Measurements at December 31, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,004
State and municipal		20,876
Agency mortgage-backed securities -residential		17,559
Trust preferred security		1,200
Total investment securities	—	$46,639	—

Assets measured on a non-recurring basis:

Fair Value Measurements at March 31, 2013

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$1,300
Commercial RE	$5,492
Residential	$307

Other real estate owned:
Commercial RE	$46
Residential	$186

Fair Value Measurements at December 31, 2012

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$383
Commercial RE	$4,934
Residential	$1

Other real estate owned:
Residential	$191

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $11.6 million at March 31, 2013 with a valuation allowance of $4.5 million.  Impaired loans had a principal balance of $8.8 million at December 31, 2012, with a valuation allowance of $3.5 million.  An increase in the provision for loan losses of $1.1 million was recognized for the three months ended March 31, 2013, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $232,000 at March 31, 2013 and $191,000 at December 31, 2012.  Total writedowns of other real estate owned year to date March 31, 2013 and 2012, were $5,000 and $25,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at March 31, 2013.

	March 31, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$1,300	Market Approach	Discounts to allow for market value of assets	0%-66.72% (35.76%)
Commercial RE	5,492	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-38.97% (31.32%)
Residential	307	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (9.77%)

Other real estate owned:
Commercial RE	46	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(25.81%)
Residential	186	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (9.08%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	Carrying	Fair Value Measurements at March 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$45,621	$45,621			$45,621
Loans held for sale	143		145		145
Loans, net of allowance	287,362			290,425	290,425
Accrued interest receivable	1,582		274	1,308	1,582
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$159,339	$136,981			$136,981
Time deposits	188,585		188,946		188,946
FHLB advances and other borrowings	29,300		29,573		29,573
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	289	10	279		289

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$34,799	$34,799			$34,799
Loans held for sale	61		62		62
Loans, net of allowance	287,715			290,865	290,865
Accrued interest receivable	1,660		273	1,387	1,660
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$152,919	$152,932			$152,932
Time deposits	178,814		179,001		179,001
FHLB advances	26,000		26,350		26,350
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	238	10	228		238

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

(d)         Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e)          FHLB Advances/ Subordinated Debentures: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(f)           Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or Level 2 classification consistent with the asset/liability they are associated with.

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2013 and 2012.

	Quarter ended March 31, 2013			Quarter ended March 31, 2012
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$115			$808
Less: Dividends and accretion on preferred stock	(217)			(224)
Net income (loss) available to common shareholders	$(102)	1,968,777	$(0.05)	$584	1,968,777	$0.30

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	112,316		—	72,834

Diluted earnings per share

Net income (loss) available to common shareholders and assumed conversions	$(102)	2,081,093	$(0.05)	$584	2,041,611	$0.29

Stock options for 85,980 and 89,088 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2013 and 2012, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of March 31, 2013 and 2012.  Common stock warrants totaled 254,218 as of March 31, 2013 and 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2013, we reported net income of $115,000 compared to net income of $808,000 in the first quarter of 2012, a decrease of $693,000.  Net loss available to common shareholders was $102,000 or, $0.05 per diluted common share this quarter, compared to net income available to common shareholders of $584,000 or, $0.29 per diluted common share for the first quarter of 2012.  The provision expense was higher in the first quarter of 2013 primarily as a result of a $4.6 million increase in non-performing assets in the current quarter. Specific allocations in the allowance for loan losses increased as a result of the increased non-performing assets.

Our annualized return on average assets was .11% for three months ended March 31, 2013, compared to .81% in the previous year.  Our annualized return on average equity was 1.16% for the three months ending March 31, 2013, compared to 8.24% for the three months ending March 31, 2012.

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

For the quarter ended March 31, 2013, net interest income was $3.7 million, a decrease of $26,000, or 0.7%, from net interest income of $3.7 million for the comparable period in 2012.  Net interest income decreased as a result of a decrease in interest income of $190,000 offset by lower interest expense on deposits and borrowings of $164,000.  The decrease in interest income was created by a decline in the yields on loans and available securities, and included the effect of non-accrual loan interest reversed against income in the current quarter.

The net interest margin for the three months ended March 31, 2013 was 3.96%, compared to 4.17% in 2012.  This decrease of 21 basis points is attributable primarily to a decrease in loan income for the quarter as the level of non-accrual loans increased.  Our yield on earning assets (tax equivalent) for the current quarter was 4.76%, a decrease of 44 basis points from 5.20% in the same period a year ago.

The following table sets forth for the three months ended March 31, 2013 and 2012, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2013			2012
Quarter ended March 31,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$30,694	$15	0.20%	$12,683	$10	0.31%
Available-for-sale securities (1)
Taxable	28,466	96	1.37%	32,226	161	2.02%
Nontaxable (1)	19,532	257	5.34%	17,959	246	5.51%
Federal Home Loan Bank stock	2,025	22	4.41%	2,025	23	4.56%
Loans receivable (2)	303,942	4,125	5.50%	299,062	4,261	5.73%
Total interest earning assets	384,659	4,515	4.76%	363,955	4,701	5.20%
Non-interest earning assets	33,145			38,995
Total Assets	$417,804			$402,950

Interest-bearing liabilities:
Interest-bearing transaction accounts	$99,379	$90	0.37%	$100,895	$76	0.30%
Savings accounts	15,656	9	0.23%	16,260	9	0.22%
Time deposits	184,757	529	1.16%	175,925	718	1.64%
Total interest-bearing deposits	299,792	628	0.85%	293,080	803	1.10%
Borrowings	27,760	110	1.61%	25,000	95	1.53%
Subordinated debentures	5,000	24	1.95%	5,000	28	2.25%
Total interest-bearing liabilities	332,552	762	0.93%	323,080	926	1.15%
Non-interest bearing deposits	42,682			38,319
Other liabilities	2,408			2,120
Total liabilities	377,640			363,519
Stockholders’ equity	40,164			39,431
Total Liabilities and Stockholders’ Equity	$417,806			$402,950
Net interest income		$3,753			$3,775

Net interest spread (1)			3.83%			4.05%
Net interest margin (1) (3)			3.96%			4.17%
Return on average assets ratio			0.11%			0.81%
Return on average equity ratio			1.16%			8.24%
Average equity to assets ratio			9.61%			9.79%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2013 and 2012.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(9)	$14	$5
Available-for-sale securities:
Taxable	(46)	(19)	(65)
Nontaxable (1)	(11)	22	11
FHLB stock	(1)	—	(1)
Loans, net	(206)	70	(136)
Total net change in income on interest-earning assets	(273)	87	(186)
Interest-bearing liabilities:
Interest-bearing transaction accounts	15	(1)	14
Savings accounts	—	—	—
Time deposits	(225)	36	(189)
FHLB and other borrowings	5	10	15
Subordinated debentures	(4)	—	(4)
Total net change in expense on interest-bearing liabilities	(209)	45	(164)
Net change in net interest income	$(64)	$42	$(22)
Percentage change	290.91%	(190.91)%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2013 was $1,250,000 or 0.41% of average loans, compared to $370,000, or 0.12% of average loans for the first quarter of 2012. We had net charge-offs totaling $321,000 during the first quarter of 2013, compared to $307,000 during the first quarter of 2012.  The provision for loan losses adequately supports the loans that were previously not provided for, loans that required adjustment in the amount provided for due to current conditions, and newly identified impaired loans that required specific allocations. During the first quarter of 2013, we increased the specific allocation for certain impaired loans due to a decline in the value of the collateral which in turn increased our provision expense.

Non-Interest Income

Non-interest income for the three months ended March 31, 2013 increased $23,000, or 3.3%, compared to the three months ended March 31, 2012, primarily due to an improvement in non-deposit brokerage fees of $31,000 from the previous year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2013 increased $156,000, or 5.3%, compared to the three months ended March 31, 2012, primarily due to an increase in collection expenses related to non-performing loans of $88,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2013 and 2012.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2013 and 2012.  Tax-exempt income exceeded income before taxes which ultimately resulted in a negative effective tax rate for the quarter. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2013 were $422.1 million, an increase of $15.5 million, or 3.8%, from December 31, 2012.  Loans increased $2.3 million, or 0.8%, from $298.8 million at December 31, 2012 to $301.1 million at March 31, 2013.  Deposits at March 31, 2013 were $347.9 million, an increase of $16.2 million, or 4.9%, compared to $331.7 million at December 31, 2012.

Loans

Loans increased from $298.8 million at December 31, 2012 to $301.1 million at March 31, 2013.  Total loans averaged $303.9 million for the quarter ending March 31, 2013, compared to $304.2 million for the quarter ended December 31, 2012, a decrease of $307,000, or 0.1%.  We experienced an increase in commercial real estate loans during the first three months of the year compared to 2012.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2013		December 31, 2012
		% of Total Loans		% of Total Loans
Commercial and agricultural	$49,087	16.30%	$49,535	16.58%
Commercial real estate	169,479	56.29%	164,647	55.11%
Residential real estate	76,156	25.29%	77,356	25.89%
Consumer	6,389	2.12%	7,216	2.42%
	$301,111	100.00%	$298,754	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of March 31, 2013, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.2 million to $11.6 million.  The aggregate amount of these credit relationships was $86.2 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2013.

As of March 31, 2013, we had $26.3 million of participations in loans purchased from, and $9.0 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2013.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2013	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$22,122	$25,943	$1,022	$49,087
Commercial real estate	28,235	82,100	59,144	169,479
Residential real estate	8,591	28,129	39,436	76,156
Consumer	1,405	4,890	94	6,389
Total	$60,353	$141,062	$98,696	$301,111

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  The allowance totaled $6.6 million at March 31, 2013 and $5.7 million at December 31, 2012, an increase from $5.9 million at March 31, 2012.

The following table sets forth an analysis of our allowance for loan losses for the three months ended March 31, 2013 and 2012.

	(Dollars in Thousands)
	March 31,
	2013	2012
Balance at beginning of period	$5,721	$5,865
Provision for loan losses	1,250	370
Amounts charged off:
Commercial	333	100
Commercial real estate	14	—
Residential real estate	—	199
Consumer	11	12
Total loans charged off	358	311
Recoveries of amounts previously charged off:
Commercial	—	—
Commercial real estate	28	—
Residential real estate	7	1
Consumer	2	3
Total recoveries	37	4
Net charge-offs	321	307
Balance at end of period	$6,650	$5,928
Total loans, net of unearned income:
YTD Average	$303,942	$299,061
At March 31	$301,111	$303,779
As a percentage of YTD average loans:
Net charge-offs, annualized	0.42%	0.41%
Provision for loan losses, annualized	1.65%	0.50%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2013	December 31, 2012
Non-accrual loans	$7,097	$5,384
Loans 90+ days past due/accruing	23	—
Restructured loans	3,527	758
Total non-performing loans	10,647	6,142
Other real estate owned	232	191
Total non-performing assets	$10,879	$6,333

Allowance for loan losses	$6,650	$5,721
Non-performing assets to total assets	2.58%	1.56%
Net charge-offs YTD to average YTD total loans, annualized	0.42%	0.61%
Allowance for loan losses to non-performing loans	62.46%	93.14%
Allowance for loan losses to total loans	2.21%	1.91%

Total non-performing assets added during the quarter totaled $4.7 million, which consisted primarily of a commercial loan totaling $1.5 million and a commercial real estate loan totaling $1.8 million. The non-performing loan total at March 31, 2013 and December 31, 2012 also included a $3.8 million commercial real estate loan which was placed on nonaccrual status during the second quarter of 2012.

Non-performing loans are defined as non-accrual loans and loans accruing but past due 90 days or more. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or earlier when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. We charge off consumer loans after 120 days of delinquency unless they are adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

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

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, allocations for individual loans are included in the allowance calculation based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to us.  Included in the review of individual loans are those that are impaired as provided in ASC Topic 310 “Receivables”. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual.  Historical loss rates are applied to other loans not subject to individual allocations.  These historical loss rates may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

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

The following table presents impaired loans by portfolio segment for the periods indicated.

	(Dollars in Thousands)
	March 31, 2013	December 31, 2012

Commercial	$6,597	$5,726
Commercial real estate	7,858	6,900
Residential real estate	554	245
Consumer	35	34
Impaired loans	$15,044	$12,905

The increase in impaired loans during the period is primarily attributed to six commercial loans totaling $1.5 million and three commercial real estate loans totaling $1.0 million that are now measured for impairment as of March 31, 2013.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	March 31, 2013		December 31, 2012
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Commercial and agricultural	$3,282	16.30%	$2,156	16.58%
Commercial real estate	2,584	56.29%	2,635	55.11%
Residential real estate loans	507	25.29%	589	25.89%
Consumer and other loans	81	2.12%	90	2.42%
Unallocated	196	0.00%	251	0.00%
Total allowance for loan losses	$6,650	100.00%	$5,721	100.00%

We believe that the allowance for loan losses of $6.65 million at March 31, 2013 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the re-evaluation of collateral values on existing collateral dependent loans and specific allocations made for newly identified problem loans.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $48.0 million for the first three months of 2013, compared to $50.2 million for 2012.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	March 31, 2013	December 31, 2012
U.S. Government agencies and government sponsored entities	$6,006	$7,004
Municipal securities	20,605	20,876
Agency mortgage-backed securities: residential	22,614	17,559
Trust preferred security	1,260	1,200
Total available-for-sale securities	$50,485	$46,639

The table below presents the maturities and yield characteristics of securities as of March 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
March 31, 2013	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$4,003	$2,007	$—	$6,010	$6,006
Municipal securities	250	2,694	8,826	7,718	19,488	20,605
Agency mortgage-backed securities: (1)	183	19,933	2,024	—	22,140	22,614
Trust preferred security	—	—	—	1,869	1,869	1,260
Total available-for-sale securities	$433	$26,630	$12,857	$9,587	$49,507	$50,485

Percent of total	.9%	53.8%	26.0%	19.3%	100.0%
Weighted average yield(2)	4.49%	2.31%	3.48%	4.59%	3.08%

(1)               Agency mortgage-backed securities (residential) are grouped into average lives based on March 2013 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  As of March 31, 2013, total deposits were $347.9 million, compared to total deposits of $331.7 million at December 31, 2012, an increase of $16.2 million, or 4.9%.  Total deposits averaged $342.5 million for the quarter ending March 31, 2013, compared to $331.4 million during 2012, an increase of $11.1 million, or 3.3%.

We have utilized brokered certificates of deposit in the past and will continue to utilize these sources for deposits when they can be cost-effective. We have also used a deposit listing service to replace brokered deposits. There were no brokered deposits at March 31, 2013.

Time deposits of $100,000 or more totaled $66.4 million at March 31, 2013, compared to $65.9 million at December 31, 2012. Interest expense on time deposits of $100,000 or more was $203,000 for the first three months of 2013, compared to $291,000 for the first three months of 2012. Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates. The following table shows the maturities of time deposits greater than $100,000 as of March 31, 2013.

(Dollars in Thousands)
March 31, 2013
Three months or less	$6,033
Over three through six months	12,316
Over six through twelve months	25,542
Over one year through three years	15,622
Over three years through five years	352
Over five years	6,513
Total	$66,378

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2013:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	October 15, 2013	0.81%	2,500
Fixed	October 28, 2013	0.35%	3,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	May 24, 2019	1.72%	3,000
			$26,000

At March 31, 2013, we had available collateral to borrow an additional $24.4 million from the FHLB.

Other Borrowings.

We have an outstanding line of credit with another financial institution as of February 2013.  As of March 31, 2013 the balance was $3.3 million.

At March 31, 2013, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2013.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2013 was 1.93%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At March 31, 2013, total stockholders’ equity was $38.1 million, a decrease of $3.5 million, or 8.4%, from $41.6 million on December 31, 2012.  The decrease is due to the repurchase of 94 of the 250 shares of the Series A preferred stock that the Company had issued to the United States Treasury (Treasury) for $3.3 million in the first quarter of 2013. No common dividends have been paid during 2013.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of March 31, 2013 and December 31, 2012.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2013	December 31, 2012
Tier 1 leverage ratio	9.06%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.08%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.33%	14.41%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2013	December 31, 2012
Tier 1 leverage ratio	9.80%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	13.07%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.33%	14.42%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the fourth quarter of 2008, 250 shares of Series A preferred stock, at a stated value of $35,116 per share, were issued to the Treasury in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  The Series A preferred stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to common stock and pari passu with our cumulative convertible preferred stock.  This cumulative preferred stock pays a 5% annual dividend, increasing to 9% after 5 years.

During the first quarter of 2011, the Company repurchased 63 of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $2.2 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

During the first quarter of 2013, the Company repurchased 94 of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $3.3 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

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

At March 31, 2013, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 9.02% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 3.61%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: April 2013 - March 2014

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,183,515	3,286,168	22.06%
+300	17,217,294	2,319,947	15.57%
+200	16,240,620	1,343,273	9.07%
Base	14,897,348	0	0.00%
-200	14,359,519	-537,828	-3.61%

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

3.2                               Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K dated June 5, 2007).

3.3                               Articles of Amendment to Amended and Restated Articles of Incorporation of Citizens First Corporation (incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed December 23, 2008).

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

10.0                        Repurchase Agreement between Citizens First Corporation and United States Department of Treasury dated February 13, 2013.

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2012 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	May 10, 2013	/s / M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	May 10, 2013	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer