Form 10-Q
period 2013-06-30
CITIZENS FIRST CORP
filed 2013-08-09
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

1,968,777 shares of Common Stock, no par value, were outstanding at August 1, 2013.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30, 2013	December 31, 2012
	Unaudited
Assets
Cash and due from financial institutions	$9,165	$9,549
Federal funds sold	20,800	25,250
Cash and cash equivalents	29,965	34,799
Available-for-sale securities	49,201	46,639
Loans held for sale	156	61
Loans, net of allowance for loan losses of $6,064 and $5,721 at June 30, 2013 and December 31, 2012, respectively	300,333	293,033
Premises and equipment, net	11,294	11,568
Bank owned life insurance (BOLI)	7,704	7,587
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,666	1,660
Deferred income taxes	3,222	2,180
Goodwill	4,097	4,097
Core deposit intangible	828	997
Other real estate owned	517	191
Other assets	474	1,719
Total Assets	$411,482	$406,556
Liabilities
Deposits
Noninterest bearing	42,007	41,724
Savings, NOW and money market	110,494	111,195
Time	184,725	178,814
Total deposits	337,226	331,733
FHLB advances and other borrowings	28,300	26,000
Subordinated debentures	5,000	5,000
Accrued interest payable	283	238
Other liabilities	2,897	2,019
Total Liabilities	$373,706	$364,990
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at June 30, 2013 and December 31, 2012, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $3,266 and $6,567; issued and outstanding 93 shares at June 30, 2013 and 187 shares at December 31, 2012	3,253	6,519
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2013 and December 31, 2012, respectively	27,072	27,072
Retained earnings (deficit)	79	(430)
Accumulated other comprehensive income (loss)	(287)	746
Total stockholders’ equity	$37,776	$41,566
Total liabilities and stockholders’ equity	$411,482	$406,556

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2013	June 30, 2012
Interest and dividend income
Loans	$4,022	$4,219
Taxable securities	101	152
Non-taxable securities	165	162
Federal funds sold and other	37	33
Total interest and dividend income	4,325	4,566
Interest expense
Deposits	625	758
FHLB advances and other	121	105
Subordinated debentures	24	28
Total interest expense	770	891
Net interest income	3,555	3,675
Provision for loan losses	50	450
Net interest income after provision for loan losses	3,505	3,225
Non-interest income
Service charges on deposit accounts	321	340
Other service charges and fees	158	143
Gain on sale of mortgage loans	78	64
Non-deposit brokerage fees	78	57
Lease income	75	68
BOLI income	56	66
Gain on sale of securities available-for-sale (includes $29 in 2013 and $55 in 2012 in accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	29	55
Total non-interest income	795	793
Non-interest expenses
Salaries and employee benefits	1,417	1,414
Net occupancy expense	465	479
Advertising and public relations	110	93
Professional fees	174	149
Data processing services	272	221
Franchise shares and deposit tax	141	141
FDIC insurance	26	73
Core deposit intangible amortization	85	88
Postage and office supplies	35	59
Other real estate owned expenses	20	105
Other	434	223
Total non-interest expenses	3,179	3,045
Income before income taxes	1,121	973
Income taxes (includes $10 in 2013 and $19 in 2012 income tax expense from reclassification items)	333	247
Net income	$788	$726
Dividends and accretion on preferred stock	176	223
Net income available for common stockholders	$612	$503
Basic earnings per common share	$0.31	$0.25
Diluted earnings per common share	$0.30	$0.24

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2013	June 30,2012
Interest and dividend income
Loans	$8,147	$8,479
Taxable securities	196	314
Non-taxable securities	334	325
Federal funds sold and other	76	66
Total interest and dividend income	8,753	9,184
Interest expense
Deposits	1,252	1,561
FHLB advances and other	231	200
Subordinated debentures	49	55
Total interest expense	1,532	1,816
Net interest income	7,221	7,368
Provision for loan losses	1,300	820
Net interest income after provision for loan losses	5,921	6,548
Non-interest income
Service charges on deposit accounts	612	659
Other service charges and fees	296	262
Gain on sale of mortgage loans	160	154
Non-deposit brokerage fees	143	91
Lease income	149	136
BOLI income	117	132
Gain on sale of securities available-for-sale (includes $37 in 2013 and $55 in 2012 comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	37	55
Total non-interest income	1,514	1,489
Non-interest expenses
Salaries and employee benefits	2,858	2,823
Net occupancy expense	926	938
Advertising and public relations	188	168
Professional fees	338	292
Data processing services	537	450
Franchise shares and deposit tax	282	266
FDIC insurance	111	145
Core deposit intangible amortization	169	176
Postage and office supplies	78	109
Other real estate owned expenses	31	150
Other	743	455
Total non-interest expenses	6,261	5,972
Income before income taxes (benefits)	1,174	2,065
Income taxes (includes $13 in 2013 and $19 in 2012 in income tax expense from reclassification items)	271	531
Net income	$903	$1,534
Dividends and accretion on preferred stock	393	447
Net income (loss) available for common stockholders	$510	$1,087
Basic earnings (loss) per common share	$0.26	$0.55
Diluted earnings (loss) per common share	$0.25	$0.53

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income (Loss)

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2013	June 30, 2012
Comprehensive income, net of tax
Net income	788	726
Other comprehensive income
Reclassification adjustment for gains included in net income, net	(19)	(36)
Change in unrealized gain (loss) on available for sale securities, net of $327 taxes in 2013 and $69 in 2012	(914)	203
Total other comprehensive income (loss)	(933)	167
Comprehensive income (loss)	$(145)	$893

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2013	June 30,2012

Comprehensive income, net of tax
Net income	903	1,534
Other comprehensive income
Reclassification adjustment for gains included in net income, net	(24)	(36)
Change in unrealized gain (loss) on available for sale securities, net of $360 taxes in 2013 and $77 in 2012	(1,009)	227
Total other comprehensive income (loss)	(1,033)	191
Comprehensive income (loss)	$(130)	$1,725

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			1,534		1,534
Accretion on Series A preferred stock	24		(24)		—
Change in other comprehensive income, net				191	191
Dividend declared and paid on preferred stock			(423)		(423)

Balance, June 30, 2012	$14,154	$27,072	$(1,619)	$567	$40,174

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			903		903
Repayment of 93 shares Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	35		(35)		—
Change in other comprehensive income, net				(1,033)	(1,033)
Dividend declared and paid on preferred stock			(359)		(359)

Balance, June 30, 2013	$10,912	$27,072	$79	$(287)	$37,776

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	June 30, 2013	June 30, 2012
Operating Activities
Net income	$903	$1,534
Items not requiring (providing) cash:
Depreciation and amortization	310	320
Provision for loan losses	1,300	820
Amortization of premiums and discounts on securities	181	131
Amortization of core deposit intangible	169	176
Deferred income taxes	182	(93)
BOLI income	(117)	(132)
Proceeds from sale of mortgage loans	6,743	8,086
Origination of mortgage loans held for sale	(6,678)	(7,851)
Gains on sales of available-for-sale securities	(37)	(55)
Gains on sales of mortgage loans	(160)	(154)
Write-downs and losses on sale of other real estate owned	8	116
Gain on sale premises and equipment	(9)	(8)
Changes in:
Accrued interest receivable	(6)	97
Other assets	552	415
Accrued interest payable and other liabilities	923	(321)
Net cash provided by operating activities	4,264	3,081
Investing Activities
Loan originations and payments, net	(8,959)	(6,550)
Purchase of premises and equipment	(36)	(174)
Proceeds from maturities of available-for-sale securities	5,535	9,749
Proceeds from sales of available-for-sale securities	1,089	962
Proceeds from sales of other real estate owned	25	395
Purchase of available-for-sale securities	(10,894)	(7,696)
Proceeds from sales of premises and equipment	9	8
Net cash used in investing activities	(13,231)	(3,306)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(418)	(5,527)
Net change in time deposits	5,911	(6,356)
Repayment of TARP preferred stock	(3,301)	—
Proceeds from other borrowings	2,300	4,000
Dividends paid on preferred stock	(359)	(423)
Net cash provided by (used in) financing activities	4,133	(8,306)
Decrease in Cash and Cash Equivalents	(4,834)	(8,531)
Cash and Cash Equivalents, Beginning of Year	34,799	30,549
Cash and Cash Equivalents, End of Quarter	$29,965	$22,018
Supplemental Cash Flows Information
Interest paid	$1,487	$1,844
Income taxes paid	$260	$475
Loans transferred to other real estate owned	$359	$88

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U. S. government agencies and government sponsored entities	$6,012	$—	$(169)	$5,843
State and municipal	19,255	546	(339)	19,462
Agency mortgage-backed securities: residential	21,500	236	(194)	21,542
Trust preferred security	1,869	—	(509)	1,360
Corporate Bonds	1,000	—	(6)	994
Total investment securities	$49,636	$782	$(1,217)	$49,201
December 31, 2012
U. S. government agencies and government sponsored entities	$7,018	$7	$(21)	$7,004
State and municipal	19,541	1,366	(31)	20,876
Agency mortgage-backed securities: residential	17,082	477	—	17,559
Trust preferred security	1,867	—	(667)	1,200
Total investment securities	$45,508	$1,850	$(719)	$46,639

The amortized cost and fair value of investment securities at June 30, 2013 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2013 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	256	262
Due from one to five years	5,502	5,565
Due from five to ten years	12,877	12,880
Due after ten years	9,501	8,952
Agency mortgage-backed: residential	21,500	21,542
Total	$49,636	$49,201

The following table summarizes the investment securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013:
U.S. government agencies and government sponsored entities	$5,843	$(169)	$—	$—	$5,843	$(169)
State and municipal	4,329	(339)	—	—	4,329	(339)
Agency mortgage-backed: residential	6,785	(194)	—	—	6,785	(194)
Trust preferred security	—	—	1,360	(509)	1,360	(509)
Corporate bonds	994	(6)	—	—	994	(6)
Total temporarily impaired	$17,951	$(708)	$1,360	$(509)	$19,311	$(1,217)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012:
U.S. government agencies and government sponsored entities	$3,985	$(21)	$—	$—	$3,985	$(21)
State and municipal	1,131	(31)	—	—	1,131	(31)
Trust preferred security	—	—	1,200	(667)	1,200	(667)
Total temporarily impaired	$5,116	$(52)	$1,200	$(667)	$6,316	$(719)

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

As of June 30, 2013, our securities portfolio consisted of $49.2 million fair value of securities, $19.3 million, or 27 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at June 30, 2013, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2013	December 31, 2012

Commercial	$50,428	$49,535
Commercial real estate:
Construction	11,906	8,094
Other	161,879	156,553
Residential real estate	75,810	77,356
Consumer:
Auto	2,917	3,350
Other	3,457	3,866
Total loans	306,397	298,754
Less allowance for loan losses	(6,064)	(5,721)
Net loans	$300,333	$293,033

The following table sets forth an analysis of our allowance for loan losses for the three months ending June 30, 2013 and 2012.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2013 Allowance for loan losses:
Beginning balance	$3,282	$2,584	$507	$81	$196	$6,650
Provision for loan losses	(714)	656	30	(3)	81	50
Loans charged-off	(653)	—	(19)	(6)	—	(678)
Recoveries	7	31	3	1	—	42
Total ending allowance balance	$1,922	$3,271	$521	$73	$277	$6,064

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2012 Allowance for loan losses:
Beginning balance	$1,915	$2,628	$981	$78	$326	$5,928
Provision for loan losses	340	194	19	(9)	(94)	450
Loans charged-off	(200)	(85)	(209)	(1)	—	(495)
Recoveries	—	—	14	2	—	16
Total ending allowance balance	$2,055	$2,737	$805	$70	$232	$5,899

The following table sets forth an analysis of our allowance for loan losses for the six months ending June 30, 2013 and 2012.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2013 Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	746	590	(60)	(2)	26	1,300
Loans charged-off	(987)	(14)	(19)	(17)	—	(1,037)
Recoveries	7	60	11	2	—	80
Total ending allowance balance	$1,922	$3,271	$521	$73	$277	$6,064

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2012 Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	(312)	836	339	(3)	(40)	820
Loans charged-off	(300)	(85)	(408)	(13)	—	(806)
Recoveries	—	—	15	5	—	20
Total ending allowance balance	$2,055	$2,737	$804	$70	$233	$5,899

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013 and December 31, 2012.  As of June 30, 2013 and December 31, 2012, accrued interest receivable of $1.4 million, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $245,000 and $168,000, respectively, are included in the following tables.

	(Dollars In Thousands)
June 30, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,311	$2,164	$90	$27	$—	$3,592
Collectively evaluated	611	1,107	431	46	277	2,472
Total ending allowance balance	$1,922	$3,271	$521	$73	$277	$6,064
Loans:
Individually evaluated for impairment	$5,977	$7,356	$811	$27	$—	$14,171
Collectively evaluated	44,451	166,429	74,999	6,347	—	292,226
Total ending loans balance	$50,428	$173,785	$75,810	$6,374	$—	$306,397

	(Dollars In Thousands)
December 31, 2012	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,643	$1,761	$19	$28	$—	$3,451
Collectively evaluated	513	874	570	62	251	2,270
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721
Loans:
Individually evaluated for impairment	$5,726	$6,900	$245	$34	$—	$12,905
Collectively evaluated	43,809	157,747	77,111	7,182	—	285,849
Total ending loans balance	$49,535	$164,647	$77,356	$7,216	$—	$298,754

The following table presents information related to impaired loans by class of loans as of June 30, 2013 and December 31, 2012. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans was reduced by partial net charge-offs in 2012. As of June 30, 2013 there are no partial net charge-offs.

	(Dollars in Thousands) June 30, 2013			(Dollars in Thousands) December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$4,061	$4,061	$—	$3,699	$3,699	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	386	386	—	206	206	—
Residential real estate	332	332	—	242	225	—
Consumer:
Auto	—	—	—	4	4	—
Other	—	—	—	2	2	—
Subtotal	4,779	4,779	—	4,153	4,136	—
With an allowance recorded:
Commercial	1,916	1,916	1,311	2,026	2,026	1,643
Commercial real estate:
Construction	—	—	—	—	—	—
Other	6,970	6,970	2,014	6,695	6,695	1,761
Residential real estate	479	479	90	20	20	19
Consumer:
Auto	24	24	24	28	28	28
Other	3	3	3	—	—	—
Subtotal	9,392	9,392	3,442	8,769	8,769	3,451
Total	$14,171	$14,171	$3,442	$12,922	$12,905	$3,451

Information on impaired loans for the three months ending June 30, 2013 and 2012 is as follows:

	(Dollars in Thousands) June 30, 2013			(Dollars in Thousands) June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$6,287	99	52	$4,148	28	6
Commercial real estate:
Construction	—	—	—	—	—	—
Other	7,607	120	13	7,418	121	94
Residential real estate	682	13	8	729	9	1
Consumer:
Auto	27	—	—	17	—	—
Other	4	—	—	2	—	—
Total	$14,607	$232	$73	$12,314	$158	$101

Information on impaired loans for the six months ending June 30, 2013 and 2012 is as follows:

	(Dollars in Thousands) June 30, 2013			(Dollars in Thousands) June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$5,851	161	94	$4,176	$58	$13
Commercial real estate:
Construction	—	—	—	—	—	—
Other	7,128	208	44	5,474	235	181
Residential real estate	528	16	9	826	21	5
Consumer:
Auto	28	1	—	11	—	—
Other	3	—	—	3	—	—
Total	$13,538	$386	$147	$10,490	$314	$199

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012 are summarized below:

	(Dollars in Thousands) As of June 30, 2013		(Dollars in Thousands) As of December 31, 2012
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$2,470	$—	$1,791
Commercial real estate:
Construction	—	—	—	—
Other	—	6,390	—	4,072
Residential real estate	—	594	—	245
Consumer:
Auto	—	24	—	32
Other	—	3	—	2
Total	$—	$9,481	$—	$6,142

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loans. Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2013
Commercial	$106	$—	$1,873	$1,979	$48,449	$50,428
Commercial real estate:
Construction	—	—	—	—	11,906	11,906
Other	—	—	6,238	6,238	155,641	161,879
Residential real estate	95	114	352	561	75,249	75,810
Consumer:
Auto	5	—	—	5	2,912	2,917
Other	66	—	3	69	3,388	3,457
Total	$272	$114	$8,466	$8,852	$297,545	$306,397

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial	$540	$5	$8	$553	$48,982	$49,535
Commercial real estate:
Construction	—	—	—	—	8,094	8,094
Other	2,042	3,807	75	5,924	150,629	156,553
Residential real estate	235	—	86	321	77,035	77,356
Consumer:
Auto	8	2	16	26	3,324	3,350
Other	1	—	2	3	3,863	3,866
Total	$2,826	$3,814	$187	$6,827	$291,927	$298,754

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $7.7 million and $7.3 million as of June 30, 2013 and December 31, 2012, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans.

During the quarter ending June 30, 2013, three additional loans totaling $498,000 were modified and one previously reported troubled loan of $670,000 was further modified as troubled debt restructurings. The modification of the terms of these loans included reducing the interest rate, granting an interest only payment period, and extending the amortization term.

The following table presents loans by class modified as troubled debt restructurings outstanding as of June 30, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	10	$4,942	$5,442
Commercial real estate:
Other	5	3,061	3,064
Residential real estate	2	121	135
Total	17	$8,124	$8,641

The following table presents loans by class modified as troubled debt restructurings outstanding as of December 31, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	7	$4,613	$4,613
Commercial real estate:
Other	3	1,067	1,070
Residential real estate	1	11	12
Total	11	$5,691	$5,695

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	4	$795	$1,195
Total	4	$795	$1,195

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$2,356	$2,356
Commercial real estate:
Other	1	22	25
Total	4	$2,378	$2,381

Specific allocations of $1.9 million and $1.4 million were reported for troubled debt restructurings as of June 30, 2013 and December 31, 2012.  No payment defaults were reported for troubled debt restructurings during the quarter ending June 30, 2013. Specific allocations of $1.7 million were reported for the troubled debt restructurings as of June 30, 2012. No previously reported troubled debt restructurings were charged off during the quarter ending June 30, 2013.

The terms of certain other loans were modified during the six months ending June 30, 2013 that did not meet the definition of a troubled debt restructuring. These loans modified during the six months ending June 30, 2013 have a total recorded investment of $3.7 million as of June 30, 2013.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2013
Commercial	$43,943	$—	$6,485	—	$50,428
Commercial real estate:
Construction	11,906	—	—	—	11,906
Other	147,500	—	14,379	—	161,879
Residential real estate	74,764	—	1,040	6	75,810
Consumer
Auto	2,917	—	—	—	2,917
Other	3,454	—	3	—	3,457
Total	$284,484	$—	$21,907	$6	$306,397

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$41,852	$99	$7,584	$—	$49,535
Commercial real estate:
Construction	8,094	—	—	—	8,094
Other	145,087	520	10,933	13	156,553
Residential real estate	76,704	—	641	11	77,356
Consumer:
Auto	3,346	—	4	—	3,350
Other	3,864	—	2	—	3,866
Total	$278,947	$619	$19,164	$24	$298,754

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

Assets measured on a recurring basis:

	Fair Value Measurements at June 30, 2013 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,843
State and municipal		19,462
Agency mortgage-backed securities -residential		21,542
Trust preferred security		1,360
Corporate bonds		994
Total investment securities	—	$49,201	—

	Fair Value Measurements at December 31, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,004
State and municipal		20,876
Agency mortgage-backed securities -residential		17,559
Trust preferred security		1,200
Total investment securities	—	$46,639	—

Assets measured on a non-recurring basis:

Fair Value Measurements at June 30, 2013

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$605
Commercial RE	4,955
Residential	389

Other real estate owned:
Commercial RE	$337
Residential	180

Fair Value Measurements at December 31, 2012

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$383
Commercial RE	4,934
Residential	1

Other real estate owned:
Residential	$191

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $9.4 million at June 30, 2013 with a valuation allowance of $3.4 million.  Impaired loans had a principal balance of $8.8 million at December 31, 2012, with a valuation allowance of $3.5 million.  An increase in the provision for loan losses of $1.3 million was recognized for the six months ended June 30, 2013, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $517,000 at June 30, 2013 and $191,000 at December 31, 2012.  Total writedowns of other real estate owned year to date June 30, 2013 and 2012, were $11,000 and $36,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at June 30, 2013.

	June 30, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$605	Market Approach	Discounts to allow for market value of assets	0%-66.24% (33.73%)
Commercial RE	4,955	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-47.38% (35.58%)
Residential	389	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (10.06%)
Other real estate owned:
Commercial RE	337	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	21%-49% (45.16%)
Residential	180	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (9.09%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	Carrying	Fair Value Measurements at June 30, 2013
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$29,965	$29,965			$29,965
Loans held for sale	156		159		159
Loans, net of allowance	294,384			299,376	299,376
Accrued interest receivable	1,666		263	1,403	1,666
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$152,501	$126,999			$126,999
Time deposits	184,725		185,282		185,282
FHLB advances and other borrowings	28,300		28,195		28,195
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	283	10	273		283

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$34,799	$34,799			$34,799
Loans held for sale	61		62		62
Loans, net of allowance	287,715			290,865	290,865
Accrued interest receivable	1,660		273	1,387	1,660
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$152,919	$152,932			$152,932
Time deposits	178,814		179,001		179,001
FHLB advances	26,000		26,350		26,350
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	238	10	228		238

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive. The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2013 and 2012.

	Quarter ended June 30, 2013			Quarter ended June 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$788			$726
Less: Dividends and accretion on preferred stock	(176)			(223)
Net income (loss) available to common shareholders	$612	1,968,777	$0.31	$503	1,968,777	$0.25

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	106,091		—	90,227

Diluted earnings per share

Net income (loss) available to common shareholders and assumed conversions	$612	2,074,868	$0.30	$503	2,059,004	$0.24

	Six months ended June 30, 2013			Six months ended June 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$903			$1,534
Less: Dividends and accretion on preferred stock	(393)			(447)
Net income/(loss) available to common shareholders	$510	1,968,777	$0.26	$1,087	1,968,777	$0.55

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	109,350		—	82,081
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$510	2,078,127	$0.25	$1,087	2,050,858	$0.53

Stock options for 72,931 and 86,961 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2013 and 2012, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of June 30, 2013 and 2012.  Common stock warrants totaled 254,218 as of June 30, 2013 and 2012.

Note 7 — Subsequent Event

On July 26, 2013, the real estate securing our largest non-performing asset, a $3.8 million commercial real estate loan, was sold at auction to a third party for $2.5 million less selling costs.  Our allowance for loan losses as of June 30, 2013 included a specific allocation for the deficiency. The deficiency will result in a charge-off of approximately $1.5 million in the third quarter of 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

We may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”).  The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements.  These statements should be considered subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s belief as well as assumptions made by, and information currently available to, management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Our actual results may differ materially from the results anticipated in forward-looking statements due to a variety of factors.  Among the risks and uncertainties that could cause actual results to differ materially are current and future economic conditions generally and in our market areas, changes in the interest rate environment, overall loan demand, increased competition in the financial services industry which could negatively impact our ability to increase total earning assets, and retention of key personnel.  Actions by the Department of the Treasury and federal and state bank regulators in response to changing economic conditions, changes in interest rates, loan prepayments by and the financial health of our borrowers, and other factors described in the reports filed by us with the Securities and Exchange Commission could also impact current expectations.

Results of Operations

For the quarter ended June 30, 2013, we reported net income of $788,000 compared to net income of $726,000 in the second quarter of 2012, an increase of $62,000.  Net income available to common shareholders was $612,000 or, $0.30 per diluted common share this quarter, compared to net income available to common shareholders of $503,000 or, $0.24 per diluted common share for the second quarter of 2012.  The provision expense was lower in the second quarter of 2013 primarily as a result of a slight reduction in non-performing assets in the current quarter. Net charge-offs were $636,000 for the second quarter of 2013. The majority of the charge-offs in the second quarter of 2013 had specific allocations in the allowance for loan losses established in prior quarters.

For the six months ended June 30, 2013, the Company reported net income of $903,000, or $.25 per diluted common share. This represents a decrease of $631,000, or $0.28 per share, from the net income of $1.5 million in the previous year. The decrease in net income is primarily attributable to an increase in provision for loan losses of $480,000 and an increase in non-interest expense of $289,000.

Our annualized return on average assets was .44% for the six months ended June 30, 2013, compared to .76% in the previous year.  Our annualized return on average equity was 4.64% for the six months ending June 30, 2013, compared to 7.77% for the six months ending June 30, 2012.

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

For the quarter ended June 30, 2013, net interest income was $3.6 million, a decrease of $120,000, or 3.3%, from net interest income of $3.7 million for the comparable period in 2012.  Net interest income decreased as a result of a decrease in interest income of $241,000 offset by lower interest expense on deposits and borrowings of $121,000.  The decrease in interest income was created by a decline in the yields on loans and securities.

For the six months ended June 30, 2013, net interest income was $7.2 million, a decrease of $147,000, or 2.00%, from net interest income of $7.4 million for the comparable period in 2012.  Net interest income decreased as a result of a decrease in interest income of $431,000 offset by lower interest expense on deposits and borrowings of $284,000.  The decrease in interest income was created by a decline in the yields on loans and securities.

The net interest margin for the three months ended June 30, 2013 was 3.77%, compared to 4.06% in 2012.  This decrease of 29 basis points is attributable primarily to a decrease in loan income for the quarter as the level of non-accrual loans has increased from the same period a year ago. Our yield on earning assets (tax equivalent) for the current quarter was 4.56%, a decrease of 47 basis points from 5.03% in the same period a year ago.

The following tables set forth for the quarter and six months ended June 30, 2013 and 2012, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Quarter ended June 30,

	2013			2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$29,674	$17	0.23%	$18,010	$12	0.26%
Available-for-sale securities (1)
Taxable	30,892	101	1.31%	30,512	152	2.01%
Nontaxable (1)	19,540	248	5.10%	17,367	244	5.65%
Federal Home Loan Bank stock	2,025	21	4.20%	2,025	21	4.25%
Loans receivable (2)	305,532	4,022	5.28%	304,003	4,219	5.58%
Total interest earning assets	387,663	4,409	4.56%	371,917	4,648	5.03%
Non-interest earning assets	31,577			35,381
Total Assets	$419,240			$407,298

Interest-bearing liabilities:
NOW accounts	$78,464	$81	0.41%	$75,488	$44	0.23%
Money market accounts	21,441	17	0.33%	24,354	27	0.44%
Savings accounts	15,785	9	0.23%	16,075	9	0.22%
Time deposits	187,463	518	1.11%	175,487	678	1.55%
Total interest-bearing deposits	303,153	625	0.83%	291,404	758	1.05%
Borrowings	28,542	121	1.70%	28,165	105	1.50%
Subordinated debentures	5,000	24	1.96%	5,000	27	2.15%
Total interest-bearing liabilities	336,695	770	0.92%	324,569	890	1.10%
Non-interest bearing deposits	42,584			40,683
Other liabilities	1,608			2,084
Total liabilities	380,887			367,336
Stockholders’ equity	38,353			39,962
Total Liabilities and Stockholders’ Equity	$419,240			$407,298
Net interest income		$3,639			$3,758

Net interest spread (1)			3.64%			3.93%
Net interest margin (1) (3)			3.77%			4.06%
Return on average assets ratio			0.75%			0.72%
Return on average equity ratio			8.24%			7.31%
Average equity to assets ratio			9.15%			9.81%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Six months ended June 30,

	2013			2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$30,181	$33	0.22%	$15,347	$22	0.28%
Available-for-sale securities (1)
Taxable	29,686	196	1.33%	31,369	314	2.01%
Nontaxable (1)	19,536	504	5.20%	17,663	490	5.58%
Federal Home Loan Bank stock	2,025	43	4.27%	2,025	44	4.41%
Loans, net (2)	304,741	8,147	5.39%	301,532	8,479	5.66%
Total interest earning assets	386,169	8,923	4.66%	367,936	9,349	5.11%
Non-interest earning assets	32,357			37,188
Total Assets	$418,526			$405,124

Interest-bearing liabilities:
NOW accounts	$77,517	$149	0.39%	$76,968	$92	0.24%
Money market accounts	22,127	38	0.35%	23,401	54	0.47%
Savings accounts	15,721	18	0.23%	16,168	18	0.22%
Time deposits	186,118	1,047	1.13%	175,706	1,397	1.60%
Total interest-bearing deposits	301,483	1,252	0.84%	292,243	1,561	1.08%
Borrowings	28,153	231	1.65%	26,581	200	1.51%
Subordinated debentures	5,000	49	1.96%	5,000	55	2.20%
Total interest-bearing liabilities	334,636	1,532	0.92%	323,824	1,816	1.13%
Non-interest bearing deposits	42,632			39,368
Other liabilities	2,004			2,236
Total liabilities	379,272			365,428
Stockholders’ equity	39,254			39,696
Total Liabilities and Stockholders’ Equity	$418,526			$405,124
Net interest income		$7,391			$7,533

Net interest spread (1)			3.74%			3.98%
Net interest margin (1) (3)			3.86%			4.12%
Return on average assets ratio			0.44%			0.76%
Return on average equity ratio			4.64%			7.77%
Average equity to assets ratio			9.38%			9.80%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2013 and 2012.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(10)	$21	$11
Available-for-sale securities:
Taxable	(101)	(17)	(118)
Nontaxable (1)	(38)	52	14
FHLB stock	(1)	—	(1)
Loans, net	(422)	90	(332)
Total net change in income on interest-earning assets	(573)	147	(426)
Interest-bearing liabilities:
NOW accounts	56	1	57
Money market accounts	(13)	(3)	(16)
Savings accounts	—	—	—
Time deposits	(433)	83	(350)
FHLB and other borrowings	19	12	31
Subordinated debentures	(6)	—	(6)
Total net change in expense on interest-bearing liabilities	(376)	92	(284)
Net change in net interest income	$(197)	$55	$(142)
Percentage change	138.59%	(38.59)%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the second quarter of 2013 was $50,000 or 0.02% of average loans, compared to $450,000, or 0.15% of average loans for the second quarter of 2012. We had net charge-offs totaling $636,000 during the second quarter of 2013, compared to $479,000 during the second quarter of 2012. The majority of the charge-offs in the second quarter of 2013 had specific allocations in the allowance for loan losses that had been established prior to the current quarter. The provision for loan losses adequately supports the loans that were previously not provided for, loans that required adjustment in the amount provided for due to current conditions, and newly identified impaired loans that required specific allocations.

Non-Interest Income

Non-interest income for the three months ended June 30, 2013 increased $2,000, or 0.30%, compared to the three months ended June 30, 2012, primarily due to an improvement in non-deposit brokerage fees of $21,000 from the previous year offset by a decrease in securities gains of $26,000.

Non-interest income for both the six months ended June 30, 2013 and 2012, was $1.5 million. While service charge income declined $47,000 in the period to period comparison, non-deposit brokerage fees increased $52,000.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2013 increased $134,000, or 4.4%, compared to the three months ended June 30, 2012, primarily due to an increase in collection expenses related to non-performing loans.

Non-interest expense was $6.3 million for the six months ended June 30, 2013, an increase of 289,000, or 4.8%, from $6.0 million in the same period of 2012.  Data processing expenses increased $87,000 and other operating expenses, primarily collection expense, increased $288,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2013 and 2012.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2013 and 2012.  The effective tax rate for the quarter was 29.7% compared to 26.2% for 2012. The effective tax rate year-to-date was 23.1% compared to 25.7% for 2012. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2013 were $411.5 million, an increase of $4.9 million, or 1.2%, from December 31, 2012.  Loans increased $7.6 million, or 2.5%, from $298.8 million at December 31, 2012 to $306.4 million at June 30, 2013.  Deposits at June 30, 2013 were $337.2 million, an increase of $5.5 million, or 1.7%, compared to $331.7 million at December 31, 2012.

Loans

Loans increased from $298.8 million at December 31, 2012 to $306.4 million at June 30, 2013.  Total loans averaged $305.5 million for the quarter ending June 30, 2013, compared to $304.2 million for the quarter ended December 31, 2012, an increase of $1.3 million, or 0.43%.  We experienced increases in commercial and commercial real estate loans during the first six months of the year compared to 2012.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2013		December 31, 2012
		% of Total Loans		% of Total Loans
Commercial and agricultural	$50,428	16.46%	$49,535	16.58%
Commercial real estate	173,785	56.72%	164,647	55.11%
Residential real estate	75,810	24.74%	77,356	25.89%
Consumer	6,374	2.08%	7,216	2.42%
	$306,397	100.00%	$298,754	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of June 30, 2013, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.4 million to $11.5 million.  The aggregate amount of these credit relationships was $90.5 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2013.

As of June 30, 2013, we had $24.0 million of participations in loans purchased from, and $6.4 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2013. Maturities are based on contractual terms. Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of June 30, 2013	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$23,187	$26,035	$1,206	$50,428
Commercial real estate	33,369	77,381	63,035	173,785
Residential real estate	8,510	29,774	37,526	75,810
Consumer	1,398	4,886	90	6,374
Total	$66,464	$138,076	$101,857	$306,397

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

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2013 and 2012.

	(Dollars in Thousands)
	June 30,
	2013	2012
Balance at beginning of period	$5,721	$5,865
Provision for loan losses	1,300	820
Amounts charged off:
Commercial	987	300
Commercial real estate	14	85
Residential real estate	19	408
Consumer	17	13
Total loans charged off	1,037	806
Recoveries of amounts previously charged off:
Commercial	7	—
Commercial real estate	60	—
Residential real estate	11	15
Consumer	2	5
Total recoveries	80	20
Net charge-offs	957	786
Balance at end of period	$6,064	$5,899
Total loans, net of unearned income:
YTD Average	$304,741	$301,531
At June 30	$306,397	$300,028
As a percentage of YTD average loans:
Net charge-offs, annualized	0.63%	0.52%
Provision for loan losses, annualized	0.85%	0.54%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2013	December 31, 2012
Non-accrual loans	$6,141	$5,384
Loans 90+ days past due/accruing	—	—
Restructured loans	3,340	758
Total non-performing loans	9,481	6,142
Other real estate owned	517	191
Total non-performing assets	$9,998	$6,333

Allowance for loan losses	$6,064	$5,721
Non-performing assets to total assets	2.43%	1.56%
Net charge-offs YTD to average YTD total loans, annualized	0.63%	0.61%
Allowance for loan losses to non-performing loans	63.96%	93.14%
Allowance for loan losses to total loans	1.98%	1.91%

Total non-performing assets added during the quarter totaled $335,000, which consisted primarily of three residential real estate loans totaling $332,000 and a $3,000 consumer loan. The non-performing loan total at June 30, 2013 and December 31, 2012 also included a $3.8 million commercial real estate loan which was placed on nonaccrual status during the second quarter of 2012.

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

The following table presents impaired loans by portfolio segment for the periods indicated.

	(Dollars in Thousands)
	June 30, 2013	December 31, 2012

Commercial	$5,977	$5,726
Commercial real estate	7,356	6,900
Residential real estate	811	245
Consumer	27	34
Impaired loans	$14,171	$12,905

The increase in impaired loans during the period is primarily attributed to seven commercial loans totaling $1.8 million and two commercial real estate loans totaling $598,000 that are now measured for impairment as of June 30, 2013.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	June 30, 2013		December 31, 2012
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Commercial and agricultural	$1,922	16.46%	$2,156	16.58%
Commercial real estate	3,271	56.72%	2,635	55.11%
Residential real estate loans	521	24.74%	589	25.89%
Consumer and other loans	73	2.08%	90	2.42%
Unallocated	277	0.00%	251	0.00%

Total allowance for loan losses	$6,064	100.00%	$5,721	100.00%

We believe that the allowance for loan losses of $6.06 million at June 30, 2013 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.  We have an unallocated amount within our allowance for loan losses that fluctuates from period to period due to the trends in the loan portfolio.  The change in this amount from year end is consistent with the re-evaluation of collateral values on existing collateral dependent loans and specific allocations made for newly identified problem loans.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a corporate bond and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $49.2 million for the first six months of 2013, compared to $49.0 million for 2012.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	June 30, 2013	December 31, 2012
U.S. Government agencies and government sponsored entities	$5,843	$7,004
Municipal securities	19,462	20,876
Agency mortgage-backed securities: residential	21,542	17,559
Trust preferred security	1,360	1,200
Corporate bond	994	—

Total available-for-sale securities	$49,201	$46,639

The table below presents the maturities and yield characteristics of securities as of June 30, 2013.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
June 30, 2013	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$3,001	$3,011	$—	$6,012	$5,843
Municipal securities	256	2,501	8,866	7,632	19,255	19,462
Agency mortgage-backed securities: (1)	501	19,010	1,989	—	21,500	21,542
Trust preferred security	—	—	—	1,869	1,869	1,360
Corporate bond	—	—	1,000	—	1,000	994
Total available-for-sale securities	$757	$24,512	$14,866	$9,501	$49,636	$49,201

Percent of total	1.5%	49.4%	30.0%	19.1%	100.0%
Weighted average yield(2)	3.20%	2.41%	3.15%	4.41%	3.05%

(1)               Agency mortgage-backed securities (residential) are grouped into average lives based on June 2013 prepayment projections.

(2)               The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

Securities include one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market.  No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled.  All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment.  Declines in fair value are a function of rate changes in the market and market illiquidity.  We do not intend to sell these securities and do not believe we will be required to sell these securities.

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  As of June 30, 2013, total deposits were $337.2 million, compared to total deposits of $331.7 million at December 31, 2012, an increase of $5.5 million, or 1.7%.  Total deposits averaged $345.7 million for the quarter ending June 30, 2013, compared to $331.8 million during 2012, an increase of $13.9 million, or 4.2%.

We have utilized brokered certificates of deposit in the past and will continue to utilize these sources for deposits when they can be cost-effective. We have also used a deposit listing service to replace brokered deposits. There were no brokered deposits at June 30, 2013.

Time deposits of $100,000 or more totaled $66.8 million at June 30, 2013, compared to $65.9 million at December 31, 2012.  Interest expense on time deposits of $100,000 or more was $399,000 for the first six months of 2013, compared to $565,000 for the first six months of 2012.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits greater than $100,000 as of June 30, 2013.

(Dollars in Thousands)
June 30, 2013
Three months or less	$12,888
Over three through six months	21,162
Over six through twelve months	7,535
Over one year through three years	17,676
Over three years through five years	352
Over five years	7,198

Total	$66,811

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2013:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	October 15, 2013	0.81%	2,500
Fixed	October 28, 2013	0.35%	3,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	May 24, 2019	1.72%	3,000

			$26,000

At June 30, 2013, we had available collateral to borrow an additional $30.0 million from the FHLB.

Other Borrowings.

We have an outstanding line of credit with another financial institution as of February 2013.  As of June 30, 2013 the balance was $2.3 million.

At June 30, 2013, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of June 30, 2013.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2013 was 1.92%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At June 30, 2013, total stockholders’ equity was $37.8 million, a decrease of $3.8 million, or 9.1%, from $41.6 million on December 31, 2012.  The decrease is due to the repurchase of 94 of the 250 shares of the Series A preferred stock that the Company had issued to the United States Treasury (Treasury) for $3.3 million in the first quarter of 2013. No common dividends have been paid during 2013.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of June 30, 2013 and December 31, 2012.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2013	December 31, 2012

Tier 1 leverage ratio	9.19%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.12%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.37%	14.41%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2013	December 31, 2012

Tier 1 leverage ratio	9.82%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.87%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.13%	14.42%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the first quarter of 2011, the Company repurchased 63 of the 250 shares of the Series A preferred stock.  The Company paid $2.2 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.  During the first quarter of 2013, the Company repurchased 94 shares of the Series A preferred stock.  The Company paid $3.3 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.

With improved capital levels, the Company anticipates that it will be able to continue redeeming its Series A preferred stock this year, subject to regulatory approval. Redemption of the preferred stock will reduce the level of preferred dividends and improve the Company’s earnings per share.

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

At June 30, 2013, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 5.30% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 1.47%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2013 - June 2014

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	17,685,148	2,435,521	15.97%
+300	16,859,106	1,609,480	10.55%
+200	16,058,184	808,557	5.30%
Base	15,249,627	0	0.00%
-200	15,025,661	-223,965	-1.47%

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the six months ended June 30, 2013 and June 30, 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2012 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	August 9, 2013	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	August 9, 2013	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer