Form 10-Q
period 2013-09-30
CITIZENS FIRST CORP
filed 2013-11-13
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

1,968,777 shares of Common Stock, no par value, were outstanding at October 31, 2013.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	September 30, 2013	December 31, 2012
	Unaudited
Assets
Cash and due from financial institutions	$9,167	$9,549
Federal funds sold	23,360	25,250
Cash and cash equivalents	32,527	34,799
Available-for-sale securities	50,441	46,639
Loans held for sale	115	61
Loans, net of allowance for loan losses of $4,820 and $5,721 at September 30, 2013 and December 31, 2012, respectively	296,556	293,033
Premises and equipment, net	11,172	11,568
Bank owned life insurance (BOLI)	7,756	7,587
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,648	1,660
Deferred income taxes	2,728	2,180
Goodwill	4,097	4,097
Core deposit intangible	744	997
Other real estate owned	547	191
Other assets	403	1,719
Total Assets	$410,759	$406,556
Liabilities
Deposits
Noninterest bearing	40,082	41,724
Savings, NOW and money market	121,129	111,195
Time	176,422	178,814
Total deposits	337,633	331,733
FHLB advances and other borrowings	28,000	26,000
Subordinated debentures	5,000	5,000
Accrued interest payable	270	238
Other liabilities	1,762	2,019
Total Liabilities	$372,665	$364,990
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at September 30, 2013 and December 31, 2012, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $3,266 and $6,567; issued and outstanding 93 shares at September 30, 2013 and 187 shares at December 31, 2012	3,259	6,519
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2013 and December 31, 2012, respectively	27,072	27,072
Retained earnings (deficit)	134	(430)
Accumulated other comprehensive income (loss)	(30)	746
Total stockholders’ equity	$38,094	$41,566
Total liabilities and stockholders’ equity	$410,759	$406,556

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2013	September 30, 2012
Interest and dividend income
Loans	$4,076	$4,384
Taxable securities	106	100
Non-taxable securities	164	165
Federal funds sold and other	35	32
Total interest and dividend income	4,381	4,681
Interest expense
Deposits	606	685
FHLB advances and other	116	114
Subordinated debentures	25	27
Total interest expense	747	826
Net interest income	3,634	3,855
Provision for loan losses	900	300
Net interest income after provision for loan losses	2,734	3,555
Non-interest income
Service charges on deposit accounts	341	355
Other service charges and fees	156	138
Gain on sale of mortgage loans	81	64
Non-deposit brokerage fees	91	54
Lease income	74	68
BOLI income	53	66
Total non-interest income	796	745
Non-interest expenses
Salaries and employee benefits	1,382	1,406
Net occupancy expense	499	489
Advertising and public relations	70	92
Professional fees	201	158
Data processing services	280	225
Franchise shares and deposit tax	146	141
FDIC insurance	150	83
Core deposit intangible amortization	84	88
Postage and office supplies	35	40
Other real estate owned expenses	7	5
Other	425	266
Total non-interest expenses	3,279	2,993
Income before income taxes	251	1,307
Income taxes	18	366
Net income	$233	$941
Dividends and accretion on preferred stock	178	225
Net income available for common stockholders	$55	$716
Basic earnings per common share	$0.03	$0.36
Diluted earnings per common share	$0.02	$0.35

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2013	September 30,2012
Interest and dividend income
Loans	$12,223	$12,863
Taxable securities	302	414
Non-taxable securities	498	490
Federal funds sold and other	111	97
Total interest and dividend income	13,134	13,864
Interest expense
Deposits	1,859	2,246
FHLB advances and other	347	314
Subordinated debentures	73	81
Total interest expense	2,279	2,641
Net interest income	10,855	11,223
Provision for loan losses	2,200	1,120
Net interest income after provision for loan losses	8,655	10,103
Non-interest income
Service charges on deposit accounts	953	1,014
Other service charges and fees	452	400
Gain on sale of mortgage loans	241	219
Non-deposit brokerage fees	234	145
Lease income	223	203
BOLI income	170	198
Gain on sale of securities available-for-sale (includes $37 in 2013 and $55 in 2012 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities) comprehensive income reclassifications for unrealized net gains on available-for- sale securities)	37	55
Total non-interest income	2,310	2,234
Non-interest expenses
Salaries and employee benefits	4,240	4,229
Net occupancy expense	1,425	1,427
Advertising and public relations	258	260
Professional fees	539	451
Data processing services	817	675
Franchise shares and deposit tax	428	407
FDIC insurance	261	228
Core deposit intangible amortization	253	265
Postage and office supplies	113	149
Other real estate owned expenses	38	156
Other	1,168	717
Total non-interest expenses	9,540	8,964
Income before income taxes (benefits)	1,425	3,373
Income taxes (includes $13 in 2013 and $19 in 2012 in income tax expense from reclassification items)	289	897
Net income	$1,136	$2,476
Dividends and accretion on preferred stock	571	672
Net income available for common stockholders	$565	$1,804
Basic earnings (loss) per common share	$0.29	$0.92
Diluted earnings (loss) per common share	$0.27	$0.88

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2013	September 30, 2012
Comprehensive income, net of tax
Net income	233	941
Other comprehensive income
Reclassification adjustment for gains included in net income, net	—	—
Change in unrealized gain on available for sale securities, net of $87 taxes in 2013 and $70 in 2012	257	207
Total other comprehensive income	257	207
Comprehensive income	$490	$1,148

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2013	September 30,2012

Comprehensive income, net of tax
Net income	1,136	2,476
Other comprehensive income
Reclassification adjustment for gains included in net income, net	(24)	(36)
Change in unrealized gain (loss) on available for sale securities, net of $256 taxes in 2013 and $148 in 2012	(752)	434
Total other comprehensive income (loss)	(776)	398
Comprehensive income	$360	$2,874

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			2,476		2,476
Accretion on Series A preferred stock	36		(36)		—
Change in other comprehensive income, net				398	398
Dividend declared and paid on preferred stock			(636)		(636)
Balance, September 30, 2012	$14,166	$27,072	$(902)	$774	$41,110

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			1,136		1,136
Repayment of 93 shares Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	41		(41)		—
Change in other comprehensive income, net				(776)	(776)
Dividend declared and paid on preferred stock			(530)		(530)
Balance, September 30, 2013	$10,918	$27,072	$134	$(30)	$38,094

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	September 30, 2013	September 30, 2012
Operating Activities
Net income	$1,136	$2,476
Items not requiring (providing) cash:
Depreciation and amortization	467	478
Provision for loan losses	2,200	1,120
Amortization of premiums and discounts on securities	263	257
Amortization of core deposit intangible	253	265
Deferred income taxes	543	(106)
BOLI income	(170)	(198)
Proceeds from sale of mortgage loans	9,853	11,608
Origination of mortgage loans held for sale	(9,667)	(11,209)
Gains on sales of available-for-sale securities	(37)	(55)
Gains on sales of mortgage loans	(241)	(219)
Write-downs and losses on sale of other real estate owned	13	121
Gain on sale premises and equipment	(9)	(12)
Changes in:
Accrued interest receivable	12	51
Other assets	626	551
Accrued interest payable and other liabilities	(225)	217
Net cash provided by operating activities	5,017	5,345
Investing Activities
Loan originations and payments, net	(6,177)	(12,576)
Purchase of premises and equipment	(71)	(224)
Proceeds from maturities of available-for-sale securities	7,105	12,921
Proceeds from sales of available-for-sale securities	1,089	962
Proceeds from sales of other real estate owned	85	404
Purchase of available-for-sale securities	(13,398)	(10,590)
Proceeds from sales of premises and equipment	9	12
Net cash used in investing activities	(11,358)	(9,091)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	8,292	(15,745)
Net change in time deposits	(2,392)	(1,200)
Repayment of TARP preferred stock	(3,301)	—
Proceeds from other borrowings	2,000	12,500
Repayment of FHLB advances	—	(7,500)
Dividends paid on preferred stock	(530)	(636)
Net cash provided by (used in) financing activities	4,069	(12,581)
Decrease in Cash and Cash Equivalents	(2,272)	(16,327)
Cash and Cash Equivalents, Beginning of Year	34,799	30,549
Cash and Cash Equivalents, End of Quarter	$32,527	$14,222
Supplemental Cash Flows Information
Interest paid	$2,247	$2,676
Income taxes paid	$270	$560
Loans transferred to other real estate owned	$454	$147

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U. S. government agencies and government sponsored entities	$6,005	$—	$(150)	$5,855
State and municipal	19,910	632	(249)	20,293
Agency mortgage-backed securities: residential	21,701	315	(113)	21,903
Trust preferred security	1,871	—	(471)	1,400
Corporate Bonds	1,000	—	(10)	990
Total investment securities	$50,487	$947	$(993)	$50,441
December 31, 2012
U. S. government agencies and government sponsored entities	$7,018	$7	$(21)	$7,004
State and municipal	19,541	1,366	(31)	20,876
Agency mortgage-backed securities: residential	17,082	477	—	17,559
Trust preferred security	1,867	—	(667)	1,200
Total investment securities	$45,508	$1,850	$(719)	$46,639

The amortized cost and fair value of investment securities at September 30, 2013 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2013 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	256	260
Due from one to five years	5,902	5,986
Due from five to ten years	13,641	13,746
Due after ten years	8,987	8,546
Agency mortgage-backed: residential	21,701	21,903
Total	$50,487	$50,441

The following table summarizes the investment securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013:
U.S. government agencies and government sponsored entities	$5,855	$(150)	$—	$—	$5,855	$(150)
State and municipal	3,657	(249)	—	—	3,657	(249)
Agency mortgage-backed: residential	4,469	(113)	—	—	4,469	(113)
Trust preferred security	—	—	1,400	(471)	1,400	(471)
Corporate bonds	990	(10)	—	—	990	(10)
Total temporarily impaired	$14,971	$(522)	$1,400	$(471)	$16,371	$(993)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
U.S. government agencies and government sponsored entities	$3,985	$(21)	$—	$—	$3,985	$(21)
State and municipal	1,131	(31)	—	—	1,131	(31)
Trust preferred security	—	—	1,200	(667)	1,200	(667)
Total temporarily impaired	$5,116	$(52)	$1,200	$(667)	$6,316	$(719)

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

As of September 30, 2013, our securities portfolio consisted of $50.4 million fair value of securities, $16.4 million, or 21 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at September 30, 2013, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2013	December 31, 2012

Commercial	$46,781	$49,535
Commercial real estate:
Construction	12,861	8,094
Other	160,209	156,553
Residential real estate	75,055	77,356
Consumer:
Auto	2,854	3,350
Other	3,616	3,866
Total loans	301,376	298,754
Less allowance for loan losses	(4,820)	(5,721)
Net loans	$296,556	$293,033

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2013 and 2012.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2013 Allowance for loan losses:
Beginning balance	$1,922	$3,271	$521	$73	$277	$6,064
Provision for loan losses	(286)	967	53	16	150	900
Loans charged-off	—	(2,169)	(21)	(8)	—	(2,198)
Recoveries	15	32	5	2	—	54
Total ending allowance balance	$1,651	$2,101	$558	$83	$427	$4,820

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2012 Allowance for loan losses:
Beginning balance	$2,055	$2,737	$805	$70	$232	$5,899
Provision for loan losses	17	384	(122)	(4)	25	300
Loans charged-off	(190)	(15)	(37)	(1)	—	(243)
Recoveries	5	—	5	2	—	12
Total ending allowance balance	$1,887	$3,106	$651	$67	$257	$5,968

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2013 and 2012.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2013 Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	460	1,558	(7)	13	176	2,200
Loans charged-off	(987)	(2,183)	(40)	(24)	—	(3,234)
Recoveries	22	91	16	4	—	133
Total ending allowance balance	$1,651	$2,101	$558	$83	$427	$4,820

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2012 Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	(295)	1,219	219	(7)	(16)	1,120
Loans charged-off	(490)	(100)	(445)	(14)	—	(1,049)
Recoveries	5	1	19	7	—	32
Total ending allowance balance	$1,887	$3,106	$651	$67	$257	$5,968

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2013 and December 31, 2012.  As of September 30, 2013 and December 31, 2012, accrued interest receivable of $1.4 million, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $258,000 and $168,000, respectively, are included in the following tables.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,083	$334	$151	$38	$—	$1,606
Collectively evaluated	568	1,767	407	45	427	3,214
Total ending allowance balance	$1,651	$2,101	$558	$83	$427	$4,820
Loans:
Individually evaluated for impairment	$4,589	$6,143	$841	$38	$—	$11,611
Collectively evaluated	42,191	166,927	74,214	6,433	—	289,765
Total ending loans balance	$46,781	$173,070	$75,055	$6,470	$—	$301,376

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,643	$1,761	$19	$28	$—	$3,451
Collectively evaluated	513	874	570	62	251	2,270
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721
Loans:
Individually evaluated for impairment	$5,726	$6,900	$245	$34	$—	$12,905
Collectively evaluated	43,809	157,747	77,111	7,182	—	285,849
Total ending loans balance	$49,535	$164,647	$77,356	$7,216	$—	$298,754

The following table presents information related to impaired loans by class of loans as of September 30, 2013 and December 31, 2012. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands) September 30, 2013			(Dollars in Thousands) December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$3,316	$3,316	$—	$3,699	$3,699	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	6,688	4,598	—	206	206	—
Residential real estate	96	96	—	242	225	—
Consumer:
Auto	—	—	—	4	4	—
Other	—	—	—	2	2	—
Subtotal	10,100	8,010	—	4,153	4,136	—
With an allowance recorded:
Commercial	1,273	1,273	1,083	2,026	2,026	1,643
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,545	1,545	334	6,695	6,695	1,761
Residential real estate	745	745	151	20	20	19
Consumer:
Auto	23	23	23	28	28	28
Other	15	15	15	—	—	—
Subtotal	3,601	3,601	1,606	8,769	8,769	3,451
Total	$13,701	$11,611	$1,606	$12,922	$12,905	$3,451

Information on impaired loans for the three months ending September 30, 2013 and 2012 is as follows:

	(Dollars in Thousands) September 30, 2013			(Dollars in Thousands) September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$5,283	67	36	$4,039	58	34
Commercial real estate:
Construction	—	—	—	—	—	—
Other	6,750	163	39	7,759	128	70
Residential real estate	826	17	12	636	9	3
Consumer:
Auto	23	—	—	19	—	—
Other	9	—	—	2	—	—
Total	$12,891	$247	$87	$12,455	$195	$107

Information on impaired loans for the nine months ending September 30, 2013 and 2012 is as follows:

	(Dollars in Thousands) September 30, 2013			(Dollars in Thousands) September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$5,158	$207	$130	$4,048	$111	$42
Commercial real estate:
Construction	—	—	—	—	—	—
Other	6,522	371	83	5,910	330	250
Residential real estate	548	28	19	781	23	8
Consumer:
Auto	27	1	—	12	1	—
Other	9	—	—	1	—	—
Total	$12,264	$607	$232	$10,752	$465	$300

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012 are summarized below:

	(Dollars in Thousands) As of September 30, 2013		(Dollars in Thousands) As of December 31, 2012
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$683	$—	$1,791
Commercial real estate:
Construction	—	—	—	—
Other	—	4,580	—	4,072
Residential real estate	19	540	—	245
Consumer:
Auto	—	22	—	32
Other	—	—	—	2
Total	$19	$5,825	$—	$6,142

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2013
Commercial	$100	$30	$13	$143	$46,638	$46,781
Commercial real estate:
Construction	—	—	—	—	12,861	12,861
Other	—	303	4,134	4,437	155,772	160,209
Residential real estate	343	33	419	795	74,260	75,055
Consumer:
Auto	—	—	—	—	2,854	2,854
Other	—	1	—	1	3,615	3,616
Total	$443	$367	$4,566	$5,376	$296,000	$301,376

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial	$540	$5	$8	$553	$48,982	$49,535
Commercial real estate:
Construction	—	—	—	—	8,094	8,094
Other	2,042	3,807	75	5,924	150,629	156,553
Residential real estate	235	—	86	321	77,035	77,356
Consumer:
Auto	8	2	16	26	3,324	3,350
Other	1	—	2	3	3,863	3,866
Total	$2,826	$3,814	$187	$6,827	$291,927	$298,754

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $7.5 million and $7.3 million as of September 30, 2013 and December 31, 2012, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. Of the 21 troubled debt restructurings reported at quarter end, 14 loans totaling $5.5 million were accruing and 7 loans totaling $2.0 million were on nonaccrual status.

During the quarter ending September 30, 2013, four additional loans totaling $940,000 were modified and four previously reported troubled loans of $2.0 million were further modified as troubled debt restructurings. The modification of the terms of these loans included reducing the interest rate, granting an interest only payment period, and extending the amortization term.

During the nine months ended September 30, 2013, seven additional loans totaling $1.7 million were modified and five previously reported troubled loans of $1.2 million were further modified as troubled debt restructurings. The modification of the terms of these loans included reducing the interest rate, granting an interest only payment period, and extending the amortization term.

The following table presents loans by class modified as troubled debt restructurings outstanding as of September 30, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	11	$5,558	$5,908
Commercial real estate:
Other	6	3,665	3,667
Residential real estate	3	192	206
Consumer	1	16	15
Total	21	$9,431	$9,796

The following table presents loans by class modified as troubled debt restructurings outstanding as of December 31, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	7	$4,613	$4,613
Commercial real estate:
Other	3	1,067	1,070
Residential real estate	1	11	12
Total	11	$5,691	$5,695

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending September 30, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	5	$1,922	$2,272
Commercial real estate:
Other	1	604	604
Residential real estate	1	71	72
Consumer	1	16	15
Total	8	$2,613	$2,963

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending September 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate:
Other	1	$952	$952
Total	1	$952	$952

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	8	2,069	2,419
Commercial real estate:
Other	1	604	604
Residential real estate	2	181	194
Consumer	1	16	15
Total	12	2,870	3,232

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2012:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	5	$3,147	$3,147
Commercial real estate:
Other	2	974	977
Total	7	$4,121	$4,124

Specific allocations of $1.1 million and $1.4 million were reported for troubled debt restructurings as of September 30, 2013 and December 31, 2012.  No payment defaults were reported for troubled debt restructurings during the quarter or nine months ending September 30, 2013. Specific allocations of $1.9 million were reported for the troubled debt restructurings as of September 30, 2012. A partial charge off of $576,000 was taken during the quarter ending September 30, 2013 on a previously reported troubled debt restructuring. No payment defaults were reported for troubled debt restructurings during the quarter or nine months ending September 30, 2012.

The terms of certain other loans were modified during the nine months ending September 30, 2013 that did not meet the definition of a troubled debt restructuring. These loans modified during the nine months ending September 30, 2013 have a total recorded investment of $2.8 million as of September 30, 2013.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2013
Commercial	$40,963	$1,016	$4,802	—	$46,781
Commercial real estate:
Construction	12,861	—	—	—	12,861
Other	147,693	—	12,516	—	160,209
Residential real estate	74,094	—	961	—	75,055
Consumer
Auto	2,854	—	—	—	2,854
Other	3,616	—	—	—	3,616
Total	$282,081	$1,016	$18,279	$—	$301,376

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$41,852	$99	$7,584	$—	$49,535
Commercial real estate:
Construction	8,094	—	—	—	8,094
Other	145,087	520	10,933	13	156,553
Residential real estate	76,704	—	641	11	77,356
Consumer:
Auto	3,346	—	4	—	3,350
Other	3,864	—	2	—	3,866
Total	$278,947	$619	$19,164	$24	$298,754

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

Assets measured on a recurring basis:

	Fair Value Measurements at September 30, 2013 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,855
State and municipal		20,293
Agency mortgage-backed securities -residential		21,903
Trust preferred security		1,400
Corporate bonds		990
Total investment securities	—	$50,441	—

	Fair Value Measurements at December 31, 2012 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$7,004
State and municipal		20,876
Agency mortgage-backed securities -residential		17,559
Trust preferred security		1,200
Total investment securities	—	$46,639	—

Assets measured on a non-recurring basis:

Fair Value Measurements at September 30, 2013

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$190
Commercial RE	1,211
Residential	594

Other real estate owned:
Commercial RE	$337
Residential	210

Fair Value Measurements at December 31, 2012

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$383
Commercial RE	4,934
Residential	1

Other real estate owned:
Residential	$191

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.6 million at September 30, 2013 with a valuation allowance of $1.6 million.  Impaired loans had a principal balance of $8.8 million at December 31, 2012, with a valuation allowance of $3.5 million.  A resulting decrease in the specific allocation for impaired loans of $870,000 was recognized for the nine months ended September 30, 2013, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $547,000 at September 30, 2013 and $191,000 at December 31, 2012.  Total writedowns of other real estate owned year to date September 30, 2013 and 2012, were $15,000 and $40,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at September 30, 2013.

	September 30, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$190	Market Approach	Discounts to allow for market value of assets	0%-66.72% (41.92%)
Commercial RE	1,211	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00)%

Residential	594	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (12.18%)
Other real estate owned:
Commercial RE	337	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	21%-49% (45.16%)
Residential	210	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-17.4% (11.16%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2012.

	December 31,2012	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$383	Market Approach	Discounts to allow for market value of assets	0%-50% (40.22%)
Commercial RE	4,934	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-38.97% (32.60%)
Residential	1	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (15%)
Other real estate owned:
Residential	191	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (9.39%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	Carrying	Fair Value Measurements at September 30, 2013
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$32,527	$32,527			$32,527
Loans held for sale	115		118		118
Loans, net of allowance	294,561			299,373	299,373
Accrued interest receivable	1,648		261	1,387	1,648
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$161,211	$133,267			$133,267
Time deposits	176,422		177,102		177,102
FHLB advances and other borrowings	28,000		27,811		27,811
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	270	12	258		270

	Carrying	Fair Value Measurements at December 31, 2012
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$34,799	$34,799			$34,799
Loans held for sale	61		62		62
Loans, net of allowance	287,715			290,865	290,865
Accrued interest receivable	1,660		273	1,387	1,660
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$152,919	$152,932			$152,932
Time deposits	178,814		179,001		179,001
FHLB advances	26,000		26,350		26,350
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	238	10	228		238

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding vested stock options and convertible preferred stock if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending September 30, 2013 and 2012.

	Quarter ended September 30, 2013			Quarter ended September 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$233			$941
Less: Dividends and accretion on preferred stock	(178)			(225)
Net income (loss) available to common shareholders	$55	1,968,777	$0.03	$716	1,968,777	$0.36

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	110,143		—	99,112

Diluted earnings per share

Net income (loss) available to common shareholders and assumed conversions	$55	2,078,920	$0.02	$716	2,067,889	$0.35

	Nine months ended September 30, 2013			Nine months ended September 30, 2012
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,136			$2,476
Less: Dividends and accretion on preferred stock	(571)			(672)
Net income/(loss) available to common shareholders	$565	1,968,777	$0.29	$1,804	1,968,777	$0.92

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	109,509		—	88,159
Diluted earnings per share

Net income/(loss) available to common shareholders and assumed conversions	$565	2,078,286	$0.27	$1,804	2,056,936	$0.88

Stock options for 72,931 and 86,961 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2013 and 2012, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of September 30, 2013 and 2012.  Common stock warrants totaled 254,218 as of September 30, 2013 and 2012.

Note 7 — Subsequent Event

During the third quarter of 2013, the real estate securing our largest non-performing asset, a $3.8 million commercial real estate loan, was sold at auction to a third party for $2.5 million less selling costs.  The deficiency resulted in a charge-off of $1.6 million in the third quarter of 2013. The remaining principal balance of $2.2 million was collected on October 15, 2013.

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

Results of Operations

For the quarter ended September 30, 2013, we reported net income of $233,000 compared to net income of $941,000 in the third quarter of 2012, a decrease of $708,000.  Net income available to common shareholders was $55,000 or, $0.02 per diluted common share this quarter, compared to net income available to common shareholders of $716,000 or, $0.35 per diluted common share for the third quarter of 2012.  The provision expense was higher in the third quarter of 2013 as a result of an increase in historical charge-offs. Net charge-offs were $2.1 million for the third quarter of 2013. The majority of the charge-offs in the third quarter of 2013 had specific allocations in the allowance for loan losses that had been established prior to the current quarter.

For the nine months ended September 30, 2013, the Company reported net income of $1.1 million, or $.27 per diluted common share. This represents a decrease of $1.4 million, or $0.61 per diluted common share, from the net income of $2.5 million in the previous year. The decrease in net income is primarily attributable to an increase in provision for loan losses of $1.1 million due to an increase in net charge-offs. Net income also decreased due to an increase in non-interest expense of $576,000 which is a result of increased legal fees and collection expenses related to non-performing assets.

Our annualized return on average assets was 0.36% for the nine months ended September 30, 2013, compared to 0.82% in the previous year.  Our annualized return on average equity was 3.91% for the nine months ending September 30, 2013, compared to 8.26% for the nine months ending September 30, 2012.

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

For the quarter ended September 30, 2013, net interest income was $3.6 million, a decrease of $221,000, or 5.7%, from net interest income of $3.9 million for the comparable period in 2012.  Net interest income decreased as a result of a decrease in interest income of $300,000 offset by lower interest expense on deposits and borrowings of $79,000.  The decrease in interest income was created by a decline in the yields on loans and securities.

For the nine months ended September 30, 2013, net interest income was $10.9 million, a decrease of $368,000, or 3.3%, from net interest income of $11.2 million for the comparable period in 2012.  Net interest income decreased as a result of a decrease in interest income of $730,000 offset by lower interest expense on deposits and borrowings of $362,000.  The decrease in interest income was created by a decline in the yields on loans and securities.

The net interest margin for the three months ended September 30, 2013 was 3.88%, compared to 4.31% in 2012.  This decrease of 43 basis points is attributable primarily to a decrease in loan income for the quarter. Our yield on earning assets (tax equivalent) for the current quarter was 4.66%, a decrease of 55 basis points from 5.21% in the same period a year ago. Loan income has declined as existing loans have matured and repriced at lower rates, as well as increased competition for new loans has resulted in lower rates.

The following tables set forth for the quarter and nine months ended September 30, 2013 and 2012, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.

Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2013			2012
Quarter ended September 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$21,673	$14	0.25%	$16,788	$11	0.26%
Available-for-sale securities (1)
Taxable	29,325	106	1.43%	28,944	100	1.37%
Nontaxable (1)	19,513	247	5.03%	18,116	249	5.47%
Federal Home Loan Bank stock	2,025	21	4.20%	2,025	21	4.13%
Loans receivable (2)	307,618	4,076	5.26%	297,863	4,384	5.86%
Total interest earning assets	380,154	4,464	4.66%	363,736	4,765	5.21%
Non-interest earning assets	33,139			33,921
Total Assets	$413,293			$397,657

Interest-bearing liabilities:
NOW accounts	$82,645	$89	0.43%	$69,538	$42	0.24%
Money market accounts	21,303	17	0.32%	23,211	26	0.45%
Savings accounts	16,024	9	0.23%	15,681	9	0.23%
Time deposits	179,000	491	1.09%	173,685	608	1.39%
Total interest-bearing deposits	298,972	606	0.80%	282,115	685	0.97%
Borrowings	28,055	116	1.64%	28,060	114	1.62%
Subordinated debentures	5,000	25	1.95%	5,000	27	2.12%
Total interest-bearing liabilities	332,027	747	0.89%	315,175	826	1.04%
Non-interest bearing deposits	41,095			39,713
Other liabilities	2,234			1,993
Total liabilities	375,356			356,881
Stockholders’ equity	37,937			40,776
Total Liabilities and Stockholders’ Equity	$413,293			$397,657
Net interest income		$3,717			$3,939

Net interest spread (1)			3.77%			4.17%
Net interest margin (1) (3)			3.88%			4.31%
Return on average assets ratio			0.22%			0.94%
Return on average equity ratio			2.44%			9.18%
Average equity to assets ratio			9.18%			10.25%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2013			2012
Nine months ended September 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$27,314	$46	0.23%	$15,831	$32	0.27%
Available-for-sale securities (1)
Taxable	29,564	302	1.37%	30,555	414	1.81%
Nontaxable (1)	19,528	752	5.15%	17,815	739	5.54%
Federal Home Loan Bank stock	2,025	64	4.25%	2,025	66	4.35%
Loans, net (2)	305,710	12,223	5.35%	300,300	12,863	5.72%
Total interest earning assets	384,141	13,387	4.66%	366,526	14,114	5.14%
Non-interest earning assets	32,622			36,091
Total Assets	$416,763			$402,617

Interest-bearing liabilities:
NOW accounts	$79,245	$238	0.40%	$74,473	$134	0.24%
Money market accounts	21,850	56	0.34%	23,337	80	0.46%
Savings accounts	15,823	27	0.23%	16,004	27	0.29%
Time deposits	183,719	1,538	1.12%	175,027	2,005	1.53%
Total interest-bearing deposits	300,637	1,859	0.83%	288,841	2,246	1.04%
Borrowings	28,120	347	1.65%	27,078	314	1.55%
Subordinated debentures	5,000	73	1.96%	5,000	81	2.16%
Total interest-bearing liabilities	333,757	2,279	0.91%	320,919	2,641	1.10%
Non-interest bearing deposits	42,114			39,483
Other liabilities	2,082			2,156
Total liabilities	377,953			362,558
Stockholders’ equity	38,810			40,059
Total Liabilities and Stockholders’ Equity	$416,763			$402,617
Net interest income		$11,108			$11,473

Net interest spread (1)			3.75%			4.04%
Net interest margin (1) (3)			3.87%			4.18%
Return on average assets ratio			0.36%			0.82%
Return on average equity ratio			3.91%			8.26%
Average equity to assets ratio			9.31%			9.95%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2013 and 2012.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(9)	$23	$14
Available-for-sale securities:
Taxable	(99)	(13)	(112)
Nontaxable (1)	(58)	71	13
FHLB stock	(2)	—	(2)
Loans, net	(872)	232	(640)
Total net change in income on interest-earning assets	(1,040)	313	(727)
Interest-bearing liabilities:
NOW accounts	95	9	104
Money market accounts	(19)	(5)	(24)
Savings accounts	—	—	—
Time deposits	(566)	99	(467)
FHLB and other borrowings	21	12	33
Subordinated debentures	(8)	—	(8)
Total net change in expense on interest-bearing liabilities	(477)	115	(362)
Net change in net interest income	$(563)	$198	$(365)
Percentage change	154.17%	(54.17)%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for the third quarter of 2013 was $900,000 or 0.29% of average loans, compared to $300,000, or 0.10% of average loans for the third quarter of 2012. We had net charge-offs totaling $2.1 million during the third quarter of 2013, compared to $231,000 during the third quarter of 2012. The majority of the charge-offs in the third quarter of 2013 had specific allocations in the allowance for loan losses that had been established prior to the current quarter.

Provision expense for the nine months ended September 30, 2013 totaled $2.2 million compared to $1.1 million for the nine months ended September 30, 2012. Net charge-offs for 2013 total $3.1 million compared to $1.0 million in 2012. The provision expense is higher in 2013 due to the increased level of charged-off loans. The provision for loan losses adequately supports the loans that were previously not provided for, loans that required adjustment in the amount provided for due to current conditions, and newly identified impaired loans that required specific allocations.

Non-Interest Income

Non-interest income for the three months ended September 30, 2013 increased $51,000, or 6.8%, compared to the three months ended September 30, 2012, primarily due to an improvement in non-deposit brokerage fees of $37,000 from the previous year.

Non-interest income for the nine months ended September 30, 2013 increased $76,000, or 3.4% compared to the nine months ending September 30, 2012, primarily due to an improvement in non-deposit brokerage fees of $89,000 from the previous year.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2013 increased $286,000, or 9.6%, compared to the three months ended September 30, 2012, primarily due to an increase in collection expenses related to non-performing loans.

Non-interest expense was $9.5 million for the nine months ended September 30, 2013, an increase of $576,000, or 6.4%, from $9.0 million in the same period of 2012.  Data processing expenses increased $142,000 and other operating expenses, primarily collection expense, increased $451,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2013 and 2012.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2013 and 2012. With the increased loan loss provision in the quarter and the related increased collection costs, income before taxes and the related tax expense were lower this quarter than in previous quarters. As sources of tax-exempt income remained constant, all these factors combined to cause the effective tax rate for the quarter to be lower. The effective tax rate for the quarter was 7.2% compared to 28.0% for 2012. The effective tax rate year-to-date was 20.3% compared to 26.6% for 2012. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at September 30, 2013 were $410.8 million, an increase of $4.2 million, or 1.0%, from December 31, 2012.  Loans increased $2.6 million, or 0.9%, from $298.8 million at December 31, 2012 to $301.4 million at September 30, 2013.  Deposits at September 30, 2013 were $337.6 million, an increase of $5.9 million, or 1.8%, compared to $331.7 million at December 31, 2012.

Loans

Loans increased from $298.8 million at December 31, 2012 to $301.4 million at September 30, 2013.  Total loans averaged $307.6 million for the quarter ending September 30, 2013, compared to $304.2 million for the quarter ended December 31, 2012, an increase of $3.4 million, or 1.1%.  We experienced increases in commercial real estate loans during the first nine months of the year compared to 2012.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2013		December 31, 2012
		% of Total Loans		% of Total Loans
Commercial and agricultural	$46,781	15.52%	$49,535	16.58%
Commercial real estate	173,070	57.43%	164,647	55.11%
Residential real estate	75,055	24.90%	77,356	25.89%
Consumer	6,470	2.15%	7,216	2.42%
	$301,376	100.00%	$298,754	100.00%

Substantially all of our loans are to customers located in Warren, Simpson, Hart and Barren counties in Kentucky.  As of September 30, 2013, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.5 million to $11.4 million.  The aggregate amount of these credit relationships was $95.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2013.

As of September 30, 2013, we had $23.7 million of participations in loans purchased from, and $6.4 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2013. Maturities are based on contractual terms. Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of September 30, 2013	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$19,314	$26,285	$1,182	$46,781
Commercial real estate	26,060	85,291	61,719	173,070
Residential real estate	7,609	28,363	39,083	75,055
Consumer	1,798	4,583	89	6,470
Total	$54,781	$144,522	$102,073	$301,376

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

The allowance for loans losses at September 30, 2013 was $4.8 million, or 1.60% of total loans, compared to $5.7 million, or 1.91% of total loans as of December 31, 2012. The allowance decreased as a result of charging off specific allocations of the allowance that had been established in previous quarters.

The following table sets forth an analysis of our allowance for loan losses for the nine months ended September 30, 2013 and 2012.

	(Dollars in Thousands)
	September 30,
	2013	2012
Balance at beginning of period	$5,721	$5,865
Provision for loan losses	2,200	1,120
Amounts charged off:
Commercial	987	490
Commercial real estate	2,183	100
Residential real estate	40	445
Consumer	24	14
Total loans charged off	3,234	1,049
Recoveries of amounts previously charged off:
Commercial	22	5
Commercial real estate	91	1
Residential real estate	16	19
Consumer	4	7
Total recoveries	133	32
Net charge-offs	3,101	1,017
Balance at end of period	$4,820	$5,968
Total loans, net of unearned income:
YTD Average	$305,710	$300,300
At September 30	$301,376	$305,764
As a percentage of YTD average loans:
Net charge-offs, annualized	1.35%	0.45%
Provision for loan losses, annualized	0.96%	0.50%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30, 2013	December 31, 2012
Non-accrual loans	$3,784	$5,384
Loans 90+ days past due/accruing	19	—
Restructured loans	2,041	758
Total non-performing loans	5,844	6,142
Other real estate owned	547	191
Total non-performing assets	$6,391	$6,333

Allowance for loan losses	$4,820	$5,721
Non-performing assets to total assets	1.56%	1.56%
Net charge-offs YTD to average YTD total loans, annualized	1.35%	0.61%
Allowance for loan losses to non-performing loans	82.48%	93.14%
Allowance for loan losses to total loans	1.60%	1.91%

Non-performing assets totaled $6.4 million at September 30, 2013 compared to $6.3 million at December 31, 2012, an increase of $58,000. Compared to the prior quarter at June 30, 2013, non-performing assets decreased $3.6 million. Payoffs and paydowns of two commercial relationships totaling $1.8 million and partial charge offs on two commercial real estate loans totaling $2.2 million were partially offset by the addition of $304,000 in commercial real estate loans, $97,000 in commercial loans, and $151,000 in residential real estate loans. During the third quarter of 2013, the real estate securing our largest non-performing asset, a $3.8 million commercial real estate loan, was sold at auction to a third party for $2.5 million less selling costs. The deficiency balance resulted in a charge-off of $1.6 million in the third quarter of 2013. The remaining principal balance of $2.2 million was collected on October 15, 2013.

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

The following table presents impaired loans and the related allowance for loan losses attributable to loans evaluated for impairment by portfolio segment for the periods indicated.

	(Dollars in Thousands)
	September 30, 2013		December 31, 2012
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses
Commercial and agriculture	$4,590	$1,083	$5,726	$1,643
Commercial real estate	6,143	334	6,900	1,761
Residential real estate	841	151	245	19
Consumer and other	37	38	34	28
Impaired Loans	11,611	1,606	12,905	3,451

Loans collectively evaluated for impairment	289,765	3,214	285,849	2,270
Total	301,376	$4,820	298,754	$5,721

The decrease in impaired loans during the period is primarily attributed to the $2.2 million in partial charge offs taken on two commercial real estate loans, the payoff on two commercial relationships totaling $1.7 million, and the charge off of a commercial relationship of $556,000, that are offset by the addition of $901,000 in commercial real estate and $1.7 million in commercial loans that are now evaluated for impairment as of September 30, 2013.

The percentage of the allowance for loan losses related to loans collectively evaluated for impairment increased from 0.79% as of December 31, 2012 to 1.11% as of September 30, 2013, primarily due to the recent increase in net charge-offs.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	September 30, 2013		December 31, 2012
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Commercial and agricultural	$1,651	15.52%	$2,156	16.58%
Commercial real estate	2,101	57.43%	2,635	55.11%
Residential real estate loans	558	24.90%	589	25.89%
Consumer and other loans	83	2.15%	90	2.42%
Unallocated	427	0.00%	251	0.00%
Total allowance for loan losses	$4,820	100.00%	$5,721	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. Due to the recent increase in net charge-offs during 2013, the unallocated amount increased from $251,000 at December 31, 2012 to $427,000 at September 30, 2013. The change in this amount from year end is consistent with the re-evaluation of collateral values on existing collateral dependent loans and specific allocations made for newly identified problem loans.

We believe that the allowance for loan losses of $4.8 million at September 30, 2013 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a corporate bond and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $49.1 million for the first nine months of 2013, compared to $48.4 million for 2012.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	September 30, 2013	December 31, 2012
U.S. Government agencies and government sponsored entities	$5,855	$7,004
Municipal securities	20,293	20,876
Agency mortgage-backed securities: residential	21,903	17,559
Trust preferred security	1,400	1,200
Corporate bond	990	—
Total available-for-sale securities	$50,441	$46,639

The table below presents the maturities and yield characteristics of securities as of September 30, 2013.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
September 30, 2013	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$2,998	$3,007	$—	$6,005	$5,855
Municipal securities	256	2,904	9,634	7,116	19,910	20,293
Agency mortgage-backed securities: (1)	326	17,558	3,817	—	21,701	21,903
Trust preferred security	—	—	—	1,871	1,871	1,400
Corporate bond	—	—	1,000	—	1,000	990
Total available-for-sale securities	$582	$23,460	$17,458	$8,987	$50,487	$50,441

Percent of total	1.1%	46.5%	34.6%	17.8%	100.0%
Weighted average yield(2)	3.46%	2.54%	3.19%	4.33%	3.10%

(1)         Agency mortgage-backed securities (residential) are grouped into average lives based on September 2013 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  As of September 30, 2013, total deposits were

$337.6 million, compared to total deposits of $331.7 million at December 31, 2012, an increase of $5.9 million, or 1.8%.  Total deposits averaged $340.1 million for the quarter ending September 30, 2013, compared to $321.8 million during 2012, an increase of $18.3 million, or 5.7%.

We have utilized brokered certificates of deposit in the past and will continue to utilize these sources for deposits when they can be cost-effective. We have also used a deposit listing service to replace brokered deposits. There were no brokered deposits at September 30, 2013.

Time deposits of $100,000 or more totaled $63.1 million at September 30, 2013, compared to $65.9 million at December 31, 2012.  Interest expense on time deposits of $100,000 or more was $596,000 for the first nine months of 2013, compared to $811,000 for the first nine months of 2012.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits greater than $100,000 as of September 30, 2013.

(Dollars in Thousands)
September 30, 2013
Three months or less	$21,295
Over three through six months	5,641
Over six through twelve months	8,003
Over one year through three years	21,093
Over three years through five years	—
Over five years	7,072
Total	$63,104

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2013:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	October 15, 2013	0.81%	2,500
Fixed	October 28, 2013	0.35%	3,500
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	May 24, 2019	1.72%	3,000
			$26,000

At September 30, 2013, we had available collateral to borrow an additional $31.6 million from the FHLB.

Other Borrowings.

We have an outstanding line of credit with another financial institution as of February 2013.  As of September 30, 2013 the balance was $2.0 million.

At September 30, 2013, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of September 30, 2013.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2013 was 1.90%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At September 30, 2013, total stockholder equity was $38.1 million, a decrease of $3.5 million, or 8.4%, from $41.6 million on December 31, 2012.  The decrease is due to the repurchase of 94 of the 250 shares of the Series A preferred stock that the Company had issued to the United States Treasury (Treasury) for $3.3 million in the first quarter of 2013. No common dividends have been paid during 2013.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of September 30, 2013 and December 31, 2012.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2013	December 31, 2012
Tier 1 leverage ratio	9.35%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.32%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.57%	14.41%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	September 30, 2013	December 31, 2012
Tier 1 leverage ratio	9.81%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.92%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	14.17%	14.42%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

During the fourth quarter of 2008, 250 shares of Series A preferred stock, at a stated value of $35,116 per share, were issued to the Treasury in connection with the TARP Capital Purchase Program for a purchase price of $8,779,000.  The Series A preferred stock qualifies as Tier 1 capital for regulatory purposes and ranks senior to common stock and pari passu with our Cumulative Convertible preferred stock.  This cumulative preferred stock pays a 5% annual dividend, increasing to 9% in December of 2013.

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

With current capital levels, the Company anticipates that it will be able to continue redeeming its Series A preferred stock this year, subject to regulatory approval. Redemption of the preferred stock will reduce the level of preferred dividends and improve the Company’s earnings per share.

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

At September 30, 2013, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 6.02% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 3.25%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Oct 2013 - Sep 2014

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	17,508,136	2,569,576	17.20%
+300	16,661,927	1,723,367	11.54%
+200	15,838,128	899,568	6.02%
Base	14,938,560	0	0.00%
-200	14,452,994	-485,566	-3.25%

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the nine months ended September 30, 2013 and September 30, 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2013 and September 30, 2012, (iv) Consolidated Statements of

Cash Flows for the nine month periods ended September 30, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

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

CITIZENS FIRST CORPORATION

Date:	November 13, 2013	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	November 13, 2013	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer