Form 10-K
period 2013-12-31
CITIZENS FIRST CORP
filed 2014-03-25
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $16,500,873 as of June 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 24, 2014

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 14, 2014 are incorporated by reference into Part III.

Citizens First Corporation

Part IV:

Item 15	Exhibits, Financial Statement Schedules	117

	Signatures	119

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to those described below under Item 1A — “Risk Factors” and the following:

•                                          current and future economic and business conditions, including, without limitation, the deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, a reduced demand for credit, which would reduce earning assets, and/or a further decline in real estate values;

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

•                                          laws and regulations affecting financial institutions in general;

•                                          government intervention in the U.S. financial system;

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

As of December 31, 2013, we had total assets of $410.2 million, total loans of $295.1 million, deposits of $343.0 million and stockholders’ equity of $38.3 million.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2013, we had total loans of $295.1 million, representing 71.9% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2013, commercial loans amounted to $45.3 million, or 15.3% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.  At December 31, 2013, our commercial loans had an average size of $72,000 and the largest loan was $2.5 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2013, total commercial real estate loans amounted to $170.0 million, or 57.6% of our loan portfolio. At December 31, 2013, our commercial real estate loans had an average size of $351,000 and the largest loan was $9.7 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. We also offer home equity loans and home equity lines of credit.  Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate.  Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years.  We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2013, total residential real estate loans amounted to $74.0 million, or 25.1% of our loan portfolio. At December 31, 2013, our residential real estate mortgage loans had an average size of $58,000 and the largest loan was $2.4 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market.  We receive fees in connection with the sale of mortgage loans, with these fees aggregating $277,000 and $301,000 for the years ending December 31, 2013 and 2012, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

Consumer.  We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We emphasize the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  At December 31, 2013, total consumer loans amounted to $5.7 million, or 2.0% of our loan portfolio. At December 31, 2013, our consumer loans had an average size of $5,000, and the largest loan was $204,000.

Loan Underwriting and Approval.  We seek to make sound, high quality loans while recognizing that lending money involves a degree of business risk.  Our loan policies are designed to assist us in managing this business risk.  These policies provide a general framework for our loan operations while recognizing that not all risk activities and procedures can be anticipated.  Our loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of our Chief Credit Officer, our Vice President of Credit Risk Officer, or our President and Chief Executive Officer where appropriate.

Deposit Products

Our principal source of funds is core deposits.  We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.  We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses.  We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers.  In some cases, we require business customers to maintain minimum balances.  We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.  At December 31, 2013, we had total deposits of $343.0 million.

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

Our market area consists of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. Our most competitive market is the Bowling Green MSA. As of June 30, 2013, there were 20 financial institutions operating a total of 57 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of five offices in Hart County and eight financial institutions operating 20 offices in Barren County.

Employees

At December 31, 2013, we had 100 full-time equivalent employees.  Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms.  The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company.  For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact us either because of exemptions for institutions below a certain asset size or because of the nature of  our operations.  Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact the Company and the Bank include:

•                Changing the assessment base for federal deposit insurance from domestic deposits to average consolidated assets less average tangible capital, increasing the deposit insurance fund’s minimum reserve ratio and permanently increasing general deposit insurance coverage from $100,000 to $250,000.

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

The Federal Reserve guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater and not be subject to a written directive, agreement or order to maintain capital at a specific level.  As of December 31, 2013, our ratio of total capital to total risk-weighted assets was 13.81% and our ratio of Tier 1 capital to total risk-weighted assets was 12.56%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities. We are required to maintain a leverage ratio of at least 4%.  As of December 31, 2013, our leverage ratio was 9.57%.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 leverage ratio of not less than 4% and a total risk-based capital ratio of not less than 8%.  More information concerning our and the Bank’s regulatory ratios at December 31, 2013 is included in Note 15 to the “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report on Form 10-K.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to the Company and the Bank.  The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to the Company and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company expects that it will opt-out of this requirement.

The Federal Reserve has adopted regulations applicable to bank holding companies with assets over $10 billion that require such holding companies and banks to conduct annual stress tests and report the results to the applicable regulators and publicly disclose a summary of certain capital information and results including pro forma changes in regulatory capital ratios. The board of directors and senior management are required to consider the results of the stress test in the normal course of business, including but not limited to capital planning and an assessment of capital adequacy in accordance with management’s policies. The FDIC has adopted all guidelines applicable to state nonmember banks in each case.

Dividends. We are a legal entity separate and distinct from the Bank. The majority of our revenue is from dividends paid to us by the Bank.  Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders. We did not pay any dividends to our common shareholders in 2013.

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

FDIC Insurance.  Deposits in the Bank are insured by the FDIC subject to applicable limitations. To offset the cost of this issuance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities and the size of the institutions. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage to $250,000 per depositor. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts.

The FDIC may terminate its insurance of an institution’s deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Capital Adequacy and Prompt Corrective Action.  Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2013, the Bank’s leverage ratio was 9.62%. As of December 31, 2013, the Bank’s ratio of total capital to total risk-weighted assets was 13.83% and its ratio of Tier 1 capital to total risk-weighted assets was 12.58%.

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

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. In 2010, the U.S. Congress passed the Dodd-Frank Act, which includes significant consumer protection provisions related to, among other things, residential mortgage loans that have increased, and are likely to further increase, our regulatory compliance costs. We expect that the Dodd-Frank Act will continue to have a negative impact on our earnings through fee reductions, higher costs and new restrictions. The ultimate impact of the Dodd-Frank Act on our business and results of operations will depend on regulatory interpretation and rulemaking, as well as the success of any of our actions to mitigate the negative earnings impact of certain provisions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute. With the enactments of the Dodd-Frank Act and the significant amount of regulations that have been issued and that are to come from the passage of that legislation, the nature and extent of the future legislative and regulatory changes affecting financial institutions and the resulting impact on those institutions is very unpredictable at this time.

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

Negative developments in the U.S. and local economy and in real estate markets have adversely impacted our results and may continue to adversely impact our results in the future.

In recent years, the U.S. economy has faced a severe economic crisis including a major recession from which it is slowly recovering. Business activity across a wide range of industries and regions in the U.S. remains reduced and local governments and many businesses continue to experience financial difficulty. While reflecting some improvement, unemployment levels remain elevated. There can be no assurance that these conditions will continue to improve and these conditions could worsen. In addition, on-going federal budget negotiations, the implementation of the Patient Protection and Affordable Care Act and the level of U.S. debt may have a destabilizing effect on financial markets.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent upon the business environment in the markets where the Company operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors.

Overall, during recent years, the business environment has been adverse for many households and businesses in the United States and worldwide. While economic conditions in Kentucky, the United States and worldwide have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits. Such conditions could adversely affect the credit quality of the Company’s loans and the Company’s business, financial condition and results of operations.

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

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2013, commercial real estate loans accounted for 57.6% of our loan portfolio and commercial and agricultural loans accounted for 15.3% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

We are subject to environmental liability risk associated with our lending activities.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, results of operations and financial condition.

Since our business is primarily concentrated in the south central Kentucky area, a downturn in the local economy may adversely affect our business.

Our lending and deposit gathering activities have been historically concentrated primarily in the south central Kentucky area and our success depends on the general economic condition of the area. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank’s products and services, and decrease the value of collateral for loans, especially real estate, thereby having a material adverse effect on our financial condition and results of operations.  We cannot assure you that economic conditions, including loan demand, in our markets will improve during 2014 or thereafter, and in that case, we may not be able to grow our loan portfolio in line with our expectations, the ability of our customers to repay their loans to us may be negatively impacted and our financial condition and results of operations could be negatively impacted.

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

Approximately 85.4% of our loan portfolio as of December 31, 2013 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The final rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms will become effective as to the Company and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.  Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. We expect to opt-out of this requirement.

The application of more stringent capital requirements for the Company and the Bank, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2013, our goodwill and other identifiable intangible assets totaled approximately $4.8 million.  If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

Even though our common stock is currently traded on the Nasdaq Stock Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock has been relatively low when compared with larger companies listed on Nasdaq or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

The Warrant we issued to the Treasury Department may be dilutive to holders of our common stock.

The ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department is exercised.  The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2013.  Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of our subordinated debenture have rights that are senior to those of our stockholders.

We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying subordinated debentures. At December 31, 2013, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $5 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying subordinated debentures we issued to the trust is senior to shares of our common stock and preferred stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our preferred stock, or common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the subordinated debentures must be satisfied before any distributions can be made on our common stock and preferred stock. We have the right to defer distributions on our subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or preferred stock. If our financial condition deteriorates, we may be required to cease paying dividends on our preferred stock and to defer distributions on our subordinated debenture.

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

Item 4.  Mine Safety Disclosures. Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 18, 2014, there were approximately 739 beneficial owners of the Company’s common stock, including 124 shareholders of record and, to the best knowledge of the Company,  approximately 615 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low closing sales price information for our common stock for the periods indicated:

2013	High	Low
Fourth Quarter	$9.86	$8.46
Third Quarter	12.17	8.70
Second Quarter	10.02	8.21
First Quarter	9.90	8.49

2012	High	Low
Fourth Quarter	$8.99	$7.85
Third Quarter	9.00	8.00
Second Quarter	8.72	7.28
First Quarter	7.93	6.66

No cash dividends were paid on common stock during 2013 and 2012. We last paid a cash dividend of $0.05 per share on our common stock in December of 2008. Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  See Item 1, “Business — Supervision and Regulation” for additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2013, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity compensation plans approved by security holders	72,931	$15.22	34,039
Equity compensation plans not approved by security holders	0	0.00	0
Total	72,931	$15.22	34,039

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

Overview of 2013

Significant developments for the year ended December 31, 2013 were:

•                                          Net income decreased $1.4 million, or $0.59 per diluted common share, from a net income of $3.2 million in 2012 to $1.8 million in 2013.  Net income declined primarily due to an increase in the provision for loan losses of $1.0 million, a decline in net interest income of $494,000, and an increase in non-interest expense of $546,000.

•                                          Net interest margin decreased to 3.91% for 2013 compared to 4.20% for 2012 as interest income decreased farther than our reduction of interest expense.  Higher levels of non-performing assets during the first three quarters of 2013, as well as the rates we earned on loans and investments contributed to the decline in interest income.

•                                          Nonperforming assets decreased to $2.0 million at December 31, 2013 compared to $6.3 million at December 31, 2012.  Nonperforming assets reached a peak of $10.9 million at March 31, 2013.  Net charge-offs for 2013 totaled $3.7 million compared to $1.8 million in 2012.

•                                          On January 15, 2014, the Company repurchased the remaining 93 shares of the Series A Fixed Rate Cumulative Perpetual Preferred (CPP) Stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program of the Emergency Economic Stabilization Act of 2008.  The Company had previously repurchased 157 shares of the original 250 shares issued.  The Company paid approximately $3.3 million, which was 100% of par value, to repurchase the preferred shares along with the accrued dividend for the shares repurchased.  The preferred dividend rate was scheduled to increase from 5% to 9% during 2014, which would have resulted in preferred dividends of $294,000 annually.  The warrants associated with the CPP investment remain outstanding at the present time.

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

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $4.1 million and other identifiable intangibles of $665,000 are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2013.

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

For the year ended December 31, 2013, net interest income was $14.6 million, a decrease of $494,000 or 3.3%, from net interest income of $15.1 million in 2012.  The net interest margin in 2013 was 3.91%, compared to 4.20% in 2012.  The decrease of 29 basis points in the net interest margin resulted primarily from a decrease in loan income partially offset by a decrease in interest expense.  The prime rate remained stable throughout 2013 and 2012 at 3.25%.

Net Interest Analysis Summary

	2013	2012
Average yield on interest earning assets	4.68%	5.13%
Average rate on interest bearing liabilities	0.89%	1.08%
Net interest spread	3.79%	4.05%
Net interest margin	3.91%	4.20%

Our average interest-earning assets were $382.0 million for 2013, compared with $367.4 million for 2012, a 4.0% increase primarily attributable to an increase in federal funds sold.  Average fed funds sold were $26.6 million for 2013, compared with $16.0 million for 2012, a 66.3% increase.  Average loans were $304.0 million for 2013, compared with $301.3 million for 2012, a 0.9% increase.  Our total interest income on a tax-equivalent basis decreased 5.3% to $17.9 million for 2013, compared with $18.9 million for 2012.  The change was due primarily to decreased average yields on interest-earning assets.

Our average interest-bearing liabilities increased by 3.5% to $331.8 million for 2013, compared with $320.5 million for 2012.  Our total interest expense decreased 14.2% to $3.0 million for 2013, compared with $3.5 million during 2012.  The change was due primarily to a decrease in the rates of time deposits.  The average interest rate paid on time deposits decreased to 1.10% for 2013, compared with 1.48% for 2012.  The cost of funds in total decreased from 1.08% in 2012 to .89% in 2013. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates.

The following table sets forth for the years ended December 31, 2013 and 2012 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis(Dollars in thousands)

Year Ended December 31,

	2013			2012
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Interest-earning assets:
Federal funds sold and other	$26,628	$60	0.23%	$15,961	$42	0.26%
Available-for-sale securities: (1)
Taxable	29,803	433	1.45%	29,988	510	1.70%
Nontaxable(1)	19,559	997	5.10%	18,114	994	5.49%
FHLB stock	2,025	85	4.18%	2,025	90	4.44%
Loans receivable (2)	303,977	16,306	5.36%	301,292	17,227	5.72%
Total interest-earning assets	381,992	17,881	4.68%	367,380	18,863	5.13%
Non-interest earning assets	32,761			35,578
Total assets	$414,753			$402,958
Interest-bearing liabilities:
Interest-bearing transaction accounts	$82,760	340	0.41%	$73,442	187	0.25%
Savings accounts	38,024	111	0.29%	38,780	140	0.36%
Time deposits	179,351	1,974	1.10%	175,623	2,594	1.48%
Total interest-bearing deposits	300,135	2,425	0.81%	287,845	2,921	1.01%
Borrowed funds	26,686	437	1.64%	27,649	422	1.53%
Subordinated debentures	5,000	98	1.95%	5,000	107	2.14%
Total interest-bearing liabilities	331,821	2,960	0.89%	320,494	3,450	1.08%
Non-interest bearing liabilities:
Non-interest bearing deposits	42,159			39,806
Other liabilities	2,049			2,204
Total liabilities	376,029			362,504
Shareholders’ equity	38,724			40,454
Total liabilities and shareholders’ equity	$414,753			$402,958
Net interest income		$14,921			$15,413
Net interest spread (1)			3.79%			4.05%
Net interest margin (1) (3)			3.91%			4.20%
Return on average assets ratio			0.44%			0.79%
Return on average equity ratio			4.75%			7.84%
Equity to assets ratio			9.34%			10.04%

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

	(Dollars in Thousands)
	Twelve Months Ended December 31,
	2013 Vs. 2012
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(10)	$28	$18
Available-for-sale-securities:
Taxable	(74)	(3)	(77)
Nontaxable (1)	(76)	79	3
FHLB stock	(5)	—	(5)
Loans, net	(1,075)	154	(921)
Total net change in income on interest-earning assets	(1,240)	258	(982)
Interest-bearing liabilities:
Interest-bearing transaction accounts	129	24	153
Savings accounts	(26)	(3)	(29)
Time deposits	(675)	55	(620)
Federal funds purchased	—	—	—
FHLB borrowings	30	(15)	15
Notes payable	—	—	—
Subordinated debentures	(9)	—	(9)
Total net change in expense on interest-bearing liabilities	(551)	61	(490)
Net change in net interest income	$(689)	$197	$(492)
Percentage change	139.91%	(39.91)%	100.0%

(1)    Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2013 was $2.7 million, or 0.89% of average loans, compared to a provision of $1.7 million, or 0.56% of average loans during 2012.  We had net charge-offs totaling $3.7 million during 2013, compared to $1.8 million during 2012.  The provision expense is higher for 2013 due to the increased level of charged-off loans.  During the third quarter of 2013, the real estate securing our largest non-performing asset, a $3.8 million commercial real estate loan, was sold at auction to a third party for $2.5 million less selling costs.  The deficiency resulted in a charge-off of $1.6 million in the third quarter of 2013, which was larger than previously estimated.  The provision for loan losses adequately supports the loans that were not previously provided for, loans that required adjustment in the amount provided for due to current conditions, and other impaired loans that required specific allocations.

Non-interest Income

Non-interest income totaled $3.0 million in 2013, compared to $3.0 million in 2012.  The Company had $64,000 in gains on the sale of available-for-sale securities for 2013 compared to $55,000 for 2012.  Service charges on deposit accounts decreased $93,000 during 2013, while private banking fees increased by $100,000 during 2013. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2013	2012	(Decrease)
Service charges on deposit accounts	$1,272	$1,365	$(93)
Other non-interest income	585	529	56
Gain on the sale of mortgage loans held for sale	277	301	(24)
Bank owned life insurance	219	263	(44)
Non-deposit brokerage fees	306	206	100
Gain on the sale of available-for-sale securities	64	55	9
Lease income	298	279	19
	$3,021	$2,998	$23

Non-interest Expense

Non-interest expense increased 4.5%, or $546,000, from $12.1 million in 2012 to $12.6 million in 2013.  Data processing services increased $167,000 from 2012 to 2013.  Other operating expenses increased $468,000 from 2012 to 2013 primarily due to collection expenses.

The increases and decreases in expense in 2013 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2013	2012	(Decrease)
Salaries and employee benefits	$5,659	$5,718	$(59)
Net occupancy expense	1,910	1,918	(8)
Advertising and public relations	323	352	(29)
Professional and legal	680	627	53
Data processing services	1,083	916	167
FDIC insurance	380	314	66
Franchise shares and deposit tax	573	548	25
Postage and office supplies	151	189	(38)
Telephone and other communication	175	171	4
Other real estate owned expenses	84	170	(86)
Core deposit intangible amortization	332	349	(17)
Other	1,251	783	468
Total	$12,601	$12,055	$546

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2013 and 2012.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities. Our statutory federal tax rate was 34.0% in both 2013 and 2012.  The effective tax rate for 2013 was 21.9%, compared to 26.6% for 2012.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at year end 2013 totaled $410.2 million, compared with $406.6 million at December 31, 2012, an increase of $3.6 million, or 0.89%.  Average interest earning assets increased 4.0% or $14.6 million in 2013, from $367.4 million in 2012 to $382.0 million in 2013.

Loans

Total loans averaged $304.0 million in 2013, compared to $301.3 million in 2012.  At year-end 2013, loans totaled $295.1 million, compared to $298.8 million at year-end 2012, a decrease of $3.7 million, or 1.2%.  We experienced declines in the commercial, residential real estate, and consumer segments of our loan portfolio, while increasing the commercial real estate segment.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2013		December 31, 2012
		% of Total Loans		% of Total Loans
Commercial and agricultural	$45,254	15.34%	$49,535	16.58%
Commercial real estate	170,027	57.62%	164,647	55.11%
Residential real estate	74,040	25.09%	77,356	25.89%
Consumer	5,747	1.95%	7,216	2.42%
	$295,068	100.00%	$298,754	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2013 and 2012 is shown in the following table:

	2013	2012
Agriculture, forestry, and fishing	11.51%	11.11%
Mining	0.00%	0.00%
Construction	8.07%	6.44%
Manufacturing	3.95%	3.96%
Transportation, communication, electric, gas, and sanitary services	3.37%	4.62%
Wholesale trade	1.68%	1.67%
Retail trade	5.31%	7.69%
Finance, insurance, and real estate	27.08%	17.22%
Services	18.57%	19.09%
Public administration	0.19%	0.07%
Total commercial and commercial real estate	79.73%	71.87%
Residential real estate loans	18.58%	25.92%
Other consumer loans	1.69%	2.21%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of December 31, 2013, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $3.6 million to $10.2 million.  The aggregate amount of these credit relationships was $87.7 million, with total commitments of $96.3 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2013.

As of December 31, 2013, we had $19.7 million of participations in loans purchased from, and $5.3 million of participations in loans sold to, other banks. As of December 31, 2012, we had $26.6 million of participations in loans purchased from, and $7.4 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2013.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2013	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$15,998	$25,561	$3,695	$45,254
Commercial real estate	24,023	91,205	54,799	170,027
Residential real estate	6,514	28,914	38,612	74,040
Consumer	1,423	4,205	119	5,747
Total	$47,958	$149,885	$97,225	$295,068

The table below presents loans outstanding as of December 31, 2013 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2013	(Dollars in Thousands)
Fixed Rate	$165,122
Variable Rate	81,988
Total maturities greater than one year	$247,110

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 33.6% of our earning assets as of December 31, 2013, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate remained stable at 3.25% during 2013 and 2012.  The yield on our earning assets declined during 2013 as we were not able to reinvest at the yields previously earned on loans and called and matured investments.  The cost of our interest bearing liabilities continued to decline in 2013, which allowed the net interest margin to only decline 29 basis points from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2013, the allowance was $4.7 million, compared to $5.7 million at the end of 2012. The ratio of the allowance for loan losses to total loans at December 31, 2013 was 1.58%, compared to 1.91% at December 31, 2012.  The decrease in the percentage of the allowance for loan losses at December 31, 2013 is related to charge-offs which occurred in 2013 that had specific allocations in the allowance for loan losses established at December 31, 2012. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2013 and 2012.

	(Dollars in Thousands)
	December 31,
	2013	2012
Balance at beginning of year	$5,721	$5,865
Provision for loan losses	2,650	1,700
Amounts charged off:
Commercial	1,551	566
Commercial real estate	2,306	781
Residential real estate	105	486
Consumer	60	55
Total loans charged off	4,022	1,888
Recoveries of amounts previously charged off:
Commercial	49	9
Commercial real estate	228	1
Residential real estate	22	23
Consumer	5	11
Total recoveries	304	44
Net charge-offs	3,718	1,844
Balance at end of year	$4,653	$5,721
Total loans, net of unearned income:
Average	$303,977	$301,292
At December 31	$295,068	$298,754
As a percentage of average loans:
Net charge-offs	1.22%	0.61%
Provision for loan losses	0.87%	0.56%

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

In 2013, our net charge-offs increased to $3.7 million from $1.8 million in 2012.  We had net charge-offs of $2.1 million in commercial real estate, primarily related to $2.0 million in net charge-offs to two customers, as well as $1.5 million in commercial net charge-offs and $83,000 in residential real estate net charge-offs.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.

	(Dollars in Thousands)
	December 31, 2013		December 31, 2012
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$703	25.09%	$589	25.89%
Consumer and other loans	86	1.95%	90	2.42%
Commercial and agricultural	1,420	15.34%	2,156	16.58%
Commercial real estate	2,079	57.62%	2,635	55.11%
Unallocated	365	0.00%	251	0.00%
Total allowance for loan losses	$4,653	100.00%	$5,721	100.00%

We believe that the allowance for loan losses at December 31, 2013, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

The following table sets forth selected asset quality amounts and ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2013	December 31, 2012
Non-performing loans	$1,180	$6,142
Non-performing assets	2,013	6,333
Allowance for loan losses	4,653	5,721
Non-performing assets to total assets	0.49%	1.56%
Net charge-offs to average total loans	1.22%	0.61%
Allowance for loan losses to non-performing loans	394.3%	93.14%
Allowance for loan losses to total loans	1.58%	1.91%

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2013 consisted of 19 non-accrual loans totaling $1.2 million and no loans over 90 days past due that are still accruing.  Non-performing assets also includes other real estate owned of four residential properties totaling $317,000 and five commercial real estate properties totaling $516,000.

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

We reported total troubled debt restructurings of $5.5 million and $7.3 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, two notes totaling $154,000 were no longer accruing, and fifteen notes totaling $5.3 million were current and accruing.  No TDRs were over 30 days past due as of December 31, 2013.  All are paying as agreed under the restructured terms.  We have no commitments to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$41,968	$77	$3,209	$—	$45,254
Commercial real estate:
Construction	15,052	—	—	—	15,052
Other	147,429	—	7,546	—	154,975
Residential real estate	72,264	164	1,612	—	74,040
Consumer:
Auto	2,543	—	1	—	2,544
Other	3,203	—	—	—	3,203
Total	$282,459	$241	$12,368	$—	$295,068

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale. The investment portfolio increased by $5.0 million, or 10.7%, to $51.6 million at December 31, 2013, compared with $46.6 million at December 31, 2012.

The table below presents the carrying value of securities by major category:

	(Dollars in Thousands)
	December 31, 2013	December 31, 2012
U.S. Treasury and U.S. Government agencies	$5,819	$7,004
Agency mortgage backed securities-residential	23,744	17,559
Municipal securities	19,676	20,876
Other securities	2,394	1,200

Total available-for-sale securities	$51,633	$46,639

The table below presents the maturities and yield characteristics of securities as of December 31, 2013. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$2,999	$3,002	$—	$6,001	$5,819
Agency mortgage-backed securities: (1)	234	20,130	3,461	—	23,825	23,744
Municipal securities	255	3,436	9,772	5,931	19,394	19,676
Trust Preferred Security	—	—	—	1,872	1,872	1,400
Corporate Bond	—	—	1,000	—	1,000	994
Total available-for-sale securities	$489	$26,565	$17,235	$7,803	$52,092	$51,633

Percent of total	0.9%	51.0%	33.1%	15.0%	100.0%
Weighted average yield(2)	3.59%	2.47%	3.24%	4.24%	3.00%

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

Deferred Tax Assets

We have a net deferred tax asset of $2.3 million at December 31, 2013.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2013, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $342.3 million during 2013, an increase of $14.6 million, or 4.5%, compared to $327.7 million during 2012.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.  Deposits at December 31, 2013 totaled $343.0 million, an increase of $11.3 million, or 3.4%, from $331.7 million at December 31, 2012.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits. There were no brokered deposits at December 31, 2013 or December 31, 2012.

Time deposits of $100,000 or more totaled $56.8 million at December 31, 2013, compared to $65.9 million at December 31, 2012.  Interest expense on time deposits of $100,000 or more was $800,000 in 2013, compared to $1.0 million in 2012.  A summary of average balances and rates paid on deposits for the years ended December 31, 2013 and 2012 follows.

	(Dollars in Thousands)
	2013		2012
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Noninterest bearing demand	$42,159	0.00%	$39,806	0.00%
Interest bearing demand	82,760	0.41%	73,442	0.25%
Savings	38,024	0.29%	38,780	0.36%
Time	179,351	1.10%	175,623	1.48%

	$342,294	0.71%	$327,651	1.01%

The following table shows the maturities of time deposits as of December 31, 2013:

(Dollars in Thousands)
December 31, 2013

Three months or less	$18,733
Over three through six months	14,690
Over six through twelve months	45,234
Over one year through three years	62,241
Over three years through five years	18,484
Over five years	—

Total	$159,382

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of December 31, 2013:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000

			$22,000

At December 31, 2013, we had available collateral to borrow an additional $37.6 million from the FHLB.

At December 31, 2013, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2013 or 2012.

In 2013, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $5.0 million, matures November 26, 2014, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock.  As of December 31, 2013, the line had no balance.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of December 31, 2013 was 1.90%, and at December 31, 2012 was 2.01%.

Information regarding our borrowings as of December 31, 2013 and 2012 is presented below:

	(Dollars in Thousands)
	2013	2012

Borrowed funds:
Balance at year end	$22,000	$26,000
Weighted average rate at year end	1.52%	1.36%
Average balance during the year	$26,686	$27,649
Weighted average rate during the year	1.64%	1.53%
Maximum month-end balance	$29,300	$34,000

Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	1.90%	2.01%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	1.95%	2.14%
Maximum month-end balance	$5,000	$5,000

Total borrowings:
Balance at year end	$27,000	$31,000
Weighted average rate at year end	1.59%	1.51%
Average balance during the year	$31,686	$32,649
Weighted average rate during the year	1.69%	1.62%
Maximum month-end balance	$34,300	$39,000

Capital

Stockholders’ equity was $38.3 million on December 31, 2013, a decrease of $3.3 million, or 7.9%, from $41.6 million on December 31, 2012.  No common dividends were paid during 2013.  In February, 2013 we repurchased 94 shares of the Series A preferred stock issued under the Capital Purchase Program, which reduced stockholder’s equity by $3.3 million.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2013 and 2012.

Our capital ratios as of December 31, 2013, and 2012 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2013	December 31, 2012

Tier 1 leverage ratio	9.57%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	12.56%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	13.81%	14.41%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios as of December 31, 2013, and 2012 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2013	December 31, 2012

Tier 1 leverage ratio	9.62%	10.20%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.58%	13.16%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.83%	14.42%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

At December 31, 2013 and 2012, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2013:

	(Dollars in Thousands)
	One Year or Less	More Than One Year but Less Than Three years	More Than Three Years but Less Than Five Years	Five Years or More	Total

As of December 31, 2013
Time deposits	$78,657	$62,241	$18,484	$—	$159,382
FHLB advances	4,000	10,000	5,000	3,000	22,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	381	690	691	1,542	3,304

Total	$83,038	$72,931	$24,175	$9,542	$189,686

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

At December 31, 2013, unfunded commitments to extend credit totaled $39.2 million, of which $5.9 million were at fixed rates and $33.3 million were at variable rates.  At December 31, 2012, unfunded commitments to extend credit totaled $33.8 million, of which $3.1 million were at fixed rates and $30.7 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $1.1 million and $620,000 at December 31, 2013 and 2012, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2013:

Projected	Net Interest Income
Interest Rate Change	Estimated Value	$ Change From Base	% Change From Base
+400	$18,375,799	$3,835,467	26.38%
+300	17,298,273	2,757,941	18.97%
+200	16,224,836	1,684,504	11.59%
Base	14,540,332	0	0.00%
-200	14,183,965	(356,368)	(2.45)%

As of December 31, 2013, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years.  During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•                                          Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•                                          Consolidated Balance Sheets - December 31, 2013 and 2012

•                                          Consolidated Statements of Comprehensive Income - Years ended December 31, 2013 and 2012

•                                          Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2013 and 2012

•                                          Consolidated Statements of Cash Flows - Years ended December 31, 2013 and 2012

•                                          Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 25, 2014

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2013	2012
Assets
Cash and due from financial institutions	$8,572	$9,549
Federal funds sold	28,490	25,250
Cash and cash equivalents	37,062	34,799
Available-for-sale securities	51,633	46,639
Loans held for sale	—	61
Loans, net of allowance for loan losses of $4,653 and $5,721 at December 31, 2013 and 2012, respectively	290,415	293,033
Premises and equipment, net	11,054	11,568
Bank owned life insurance (BOLI)	7,806	7,587
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,554	1,660
Deferred income taxes	2,279	2,180
Goodwill	4,097	4,097
Core deposit intangible	665	997
Other real estate owned	833	191
Other assets	752	1,719
Total Assets	$410,175	$406,556
Liabilities
Deposits
Noninterest bearing	$39,967	$41,724
Savings, NOW and money market	143,602	111,195
Time	159,382	178,814
Total deposits	342,951	331,733
FHLB advances	22,000	26,000
Subordinated debentures	5,000	5,000
Accrued interest payable	243	238
Other liabilities	1,634	2,019
Total Liabilities	371,828	364,990
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2013 and 2012, respectively	7,659	7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $6,567; issued and outstanding 93 shares and 187 shares at December 31, 2013 and 2012, respectively	3,266	6,519
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2013 and 2012, respectively	27,072	27,072
Retained earnings (deficit)	653	(430)
Accumulated other comprehensive income (loss)	(303)	746
Total stockholders’ equity	38,347	41,566
Total liabilities and stockholders’ equity	$410,175	$406,556

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2013	2012
Interest and dividend income
Loans	$16,306	$17,227
Taxable securities	433	510
Non-taxable securities	661	659
Federal funds sold and other	145	132
Total interest and dividend income	17,545	18,528
Interest expense
Deposits	2,426	2,921
FHLB advances	351	422
Subordinated debentures	98	107
Short-term borrowings	86	—
Total interest expense	2,961	3,450
Net interest income	14,584	15,078
Provision for loan losses	2,650	1,700
Net interest income after provision for loan losses	11,934	13,378
Non-interest income
Service charges on deposit accounts	1,272	1,365
Other service charges and fees	585	529
Gain on sale of mortgage loans	277	301
Non-deposit brokerage fees	306	206
Lease income	298	279
BOLI income	219	263
Gain on sale of securities available-for-sale	64	55
Total non-interest income	3,021	2,998
Non-interest expenses
Salaries and employee benefits	5,659	5,718
Net occupancy expense	1,910	1,918
Advertising and public relations	323	352
Professional fees	680	627
Data processing services	1,083	916
Franchise shares and deposit tax	573	548
FDIC insurance	380	314
Core deposit intangible amortization	332	349
Postage and office supplies	151	189
Other real estate owned expenses	84	170
Other	1,426	954
Total non-interest expenses	12,601	12,055
Income before income taxes	2,354	4,321
Provision for income taxes	516	1,148
Net income	1,838	3,173
Dividends and accretion on preferred stock	755	896
Net income available for common stockholders	$1,083	$2,277
Basic earnings per common share	$0.55	$1.16
Diluted earnings per common share	$0.52	$1.11
Comprehensive income (loss), net of tax
Net income	1,838	3,173
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(42)	(36)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(1,007)	406
Total other comprehensive income (loss)	(1,049)	370
Comprehensive income	$789	$3,543

See Notes to Consolidated Financial Statements

Citizens First Corporation

 Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2013 and 2012

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2012	$14,130	$27,072	$(2,706)	$376	$38,872
Net income			3,173		$3,173
Accretion on Series A preferred stock	48		(48)		—
Change in other comprehensive income, net				370	370
Dividend declared and paid on preferred stock			(849)		(849)
Balance, December 31, 2012	$14,178	$27,072	$(430)	$746	$41,566

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			1,838		1,838
Repayment of 94 shares Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	48		(48)		—
Change in other comprehensive income (loss), net				(1,049)	(1,049)
Dividend declared and paid on preferred stock			(707)		(707)
Balance, December 31, 2013	$10,925	$27,072	$653	$(303)	$38,347

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2013	2012
Operating Activities
Net income	$1,838	$3,173
Items not requiring (providing) cash:
Depreciation and amortization	621	632
Provision for loan losses	2,650	1,700
Amortization of premiums and discounts on securities	329	346
Amortization of core deposit intangible	332	349
Deferred income taxes	442	602
Bank-owned life insurance	(219)	(263)
Proceeds from sale of mortgage loans held for sale	11,359	16,085
Origination of mortgage loans held for sale	(11,021)	(15,665)
Gains on sales of loans	(277)	(301)
Gains on sales of available-for- sale securities	(64)	(55)
Write-downs and losses on other real estate owned	42	131
Gain on sale premises and equipment	(14)	(16)
Changes in:
Interest receivable	106	198
Other assets	967	33
Interest payable and other liabilities	(380)	65
Net cash provided by operating activities	$6,711	7,014
Investing Activities
Loan originations and payments, net	(836)	(6,392)
Purchase of premises and equipment	(107)	(352)
Proceeds from maturities of available-for-sale securities	8,258	16,787
Proceeds from sales of available-for-sale securities	2,160	962
Proceeds from sales of other real estate owned	120	461
Purchase of available-for-sale securities	(17,267)	(13,400)
Proceeds from sales of premises and equipment	14	17
Net cash (used in) investing activities	(7,658)	(1,917)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	30,650	(2,401)
Net change in time deposits	(19,432)	1,403
Proceeds from FHLB advances	2,000	12,500
Repayment of FHLB advances	(6,000)	(11,500)
Repayment of Series A preferred stock	(3,301)	—
Dividends paid on preferred stock	(707)	(849)
Net cash provided by (used in) financing activities	3,210	(847)
Increase in Cash and Cash Equivalents	2,263	4,250
Cash and Cash Equivalents, Beginning of Year	34,799	30,549
Cash and Cash Equivalents, End of Year	$37,062	$34,799

Supplemental Cash Flows Information
Interest paid	$2,956	$3,487
Income taxes paid	$295	$755
Loans transferred to other real estate owned	$804	$146

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

Loans Held for Sale—Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value. Loans are sold servicing released.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative current factors. The historical loss experienced is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors can include the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  At December 31, 2013, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies for all loan segments.  For residential real estate, commercial real estate, and construction and land development loan segments, management also increased the general component to reflect the decrease in real estate values.

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

Commercial real estate and commercial and agricultural loans usually involve higher credit risks than that of single-family residential loans. As of December 31, 2013, the following loan types accounted for the stated percentages of our total loan portfolio: commercial real estate-57.6%, commercial and agricultural-15.3%. These types of loans involve larger loan balances to a single borrower or groups of related borrowers.

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

Approximately 85.4% of our loan portfolio as of December 31, 2013 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 1:       Nature of Operations and Summary of Significant Accounting Policies (Continued)

increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Goodwill and Other Intangible Assets—Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2013 and 2012.  The balance of goodwill was $4.1 million as of December 31, 2013 and December 31, 2012.

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

Earnings per Common Share—Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and preferred stock.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Reclassifications—Certain reclassifications have been made to the 2012 financial statements to conform to the 2013 financial statement presentation.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:       Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
U. S. government agencies and government sponsored entities	$6,001	$—	$(182)	$5,819
State and municipal	19,394	547	(265)	19,676
Agency mortgage-backed securities: residential	23,825	172	(253)	23,744
Trust preferred security	1,872	—	(472)	1,400
Corporate bond	1,000	—	(6)	994

Total investment securities	$52,092	$719	$(1,178)	$51,633

December 31, 2012
U. S. government agencies and government sponsored entities	$7,018	$7	$(21)	$7,004
State and municipal	19,541	1,366	(31)	20,876
Agency mortgage-backed securities: residential	17,082	477	—	17,559
Trust preferred security	1,867	—	(667)	1,200

Total investment securities	$45,508	$1,850	$(719)	$46,639

The proceeds from sales of securities and the associated gains are listed below:

	2013	2012
	(Dollars in Thousands)
Sales of available for sale securities
Proceeds	$2,160	$962
Gross gains	68	55
Gross losses	(4)	—

The tax provision related to these realized gains were $22,000 and $19,000, respectively.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:       Available-For-Sale Securities (Continued)

The amortized cost and fair value of investment securities at December 31, 2013 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2013 (Dollars in Thousands) Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$255	$258
Due from one to five years	6,435	6,521
Due from five to ten years	13,774	13,798
Due after ten years	7,803	7,312
Agency mortgage-backed: residential	23,825	23,744

Total	$52,092	$51,633

Securities pledged at year end 2013 and 2012 had a carrying amount of $47.4 million and $37.3 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At year end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2013 and 2012, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 2:       Available-For-Sale Securities (Continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2013:
U.S. government agencies and government sponsored entities	$4,882	$(119)	$937	$(63)	$5,819	$(182)
State and municipal	3,988	(128)	844	(137)	4,832	(265)
Agency mortgage-backed securities: residential	12,977	(253)	—	—	12,977	(253)
Trust preferred security	—	—	1,400	(472)	1,400	(472)
Corporate Bond	994	(6)	—	—	994	(6)

Total temporarily impaired	$22,841	$(506)	$3,181	$(672)	$26,022	$(1,178)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012:
U.S. government agencies and government sponsored entities	$3,985	$(21)	$—	$—	$3,985	$(21)
State and municipal	1,131	(31)	—	—	1,131	(31)
Trust preferred security	—	—	1,200	(667)	1,200	(667)

Total temporarily impaired	$5,116	$(52)	$1,200	$(667)	$6,316	$(719)

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

As of December 31, 2013, the Company’s security portfolio consisted of $51.6 million fair value of securities, $26.0 million, or 37 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses 12 months or more relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at December 31, 2013, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 3:       Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2013	2012
Commercial	$45,254	$49,535
Commercial real estate:
Construction	15,052	8,094
Other	154,975	156,553
Residential real estate	74,040	77,356
Consumer:
Auto	2,544	3,350
Other	3,203	3,866
Total loans	295,068	298,754
Less allowance for loan losses	(4,653)	(5,721)

Net loans	$290,415	$293,033

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

Activity in the allowance for loan losses was as follows:

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

December 31, 2013 Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	766	1,522	197	51	114	2,650
Loans charged-off	(1,551)	(2,306)	(105)	(60)	—	(4,022)
Recoveries	49	228	22	5	—	304
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

December 31, 2012 Allowance for loan losses:
Beginning balance	$2,667	$1,986	$858	$81	$273	$5,865
Provision for loan losses	46	1,429	194	53	(22)	1,700
Loans charged-off	(566)	(781)	(486)	(55)	—	(1,888)
Recoveries	9	1	23	11	—	44
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2013 and December 31, 2012.  As of December 31, 2013 and December 31, 2012, accrued interest receivable of $1.3 million and $1.4 million, respectively, are not considered significant for purposes of the disclosure and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $280,000 and $168,000, respectively, are included in the following tables.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:       Loans and Allowance for Loan Losses (Continued)

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013 Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$676	$369	$307	$35	$—	$1,387
Collectively evaluated	744	1,710	396	51	365	3,266
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653

Loans:
Individually evaluated for impairment	$3,085	$2,021	$1,383	$36	$—	$6,525
Collectively evaluated	42,169	168,006	72,657	5,711	—	288,543
Total loans	$45,254	$170,027	$74,040	$5,747	$—	$295,068

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2012 Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,643	$1,761	$19	$28	$—	$3,451
Collectively evaluated	513	874	570	62	251	2,270
Total ending allowance balance	$2,156	$2,635	$589	$90	$251	$5,721

Loans:
Individually evaluated for impairment	$5,726	$6,900	$245	$34	$—	$12,905
Collectively evaluated	43,809	157,747	77,111	7,182	—	285,849
Total loans	$49,535	$164,647	$77,356	$7,216	$—	$298,754

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2013, and 2012.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs.  In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs. There were no partial net charge-offs as of December 31, 2013.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses (Continued)

	(Dollars in Thousands) December 31, 2013			(Dollars in Thousands) December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no allowance recorded:
Commercial	$1,880	$1,880	$—	$3,699	$3,699	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	843	843	—	206	206	—
Residential real estate	337	337	—	242	225	—
Consumer:
Auto	1	1	—	4	4	—
Other	—	—	—	2	2	—
Subtotal	3,061	3,061	—	4,153	4,136	—
With an allowance recorded:
Commercial	1,205	1,205	676	2,026	2,026	1,643
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,178	1,178	369	6,695	6,695	1,761
Residential real estate	1,046	1,046	307	20	20	19
Consumer:
Auto	21	21	21	28	28	28
Other	14	14	14	—	—	—
Subtotal	3,464	3,464	1,387	8,769	8,769	3,451
Total	$6,525	$6,525	$1,387	$12,922	$12,905	$3,451

Information on impaired loans for the years ended December 31, 2013 and 2012 is as follows:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses (Continued)

	(Dollars in Thousands) December 31, 2013			(Dollars in Thousands) December 31, 2012
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$4,406	$162	$155	$4,956	$300	$210
Commercial real estate:
Construction	—	—	—	—	—	—
Other	4,460	101	83	5,262	300	290
Residential real estate	814	61	47	607	10	5
Consumer:
Auto	27	2	1	19	2	2
Other	8	—	—	2	—	—
Total	$9,715	$326	$286	$10,846	$612	$507

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and December 31, 2012:

	(Dollars in Thousands)
	Loans Past Due Over 90 Days and Still Accruing		Nonaccrual
	2013	2012	2013	2012

Commercial	$—	$—	$153	$1,791
Commercial real estate:
Construction	—	—	—	—
Other	—	—	362	4,072
Residential real estate	—	—	643	245
Consumer:
Auto	—	—	22	32
Other	—	—	—	2
Total	$—	$—	$1,180	$6,142

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses (Continued)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial	$53	$—	$—	$53	$45,201	$45,254
Commercial real estate:
Construction	—	—	—	—	15,052	15,052
Other	321	—	303	624	154,351	154,975
Residential real estate	98	66	574	738	73,302	74,040
Consumer:
Auto	6	1	—	7	2,537	2,544
Other	—	—	—	—	3,203	3,203
Total	$478	$67	$877	$1,422	$293,646	$295,068

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial	$540	$5	$8	$553	$48,982	$49,535
Commercial real estate:
Construction	—	—	—	—	8,094	8,094
Other	2,042	3,807	75	5,924	150,629	156,553
Residential real estate	235	—	86	321	77,035	77,356
Consumer:
Auto	8	2	16	26	3,324	3,350
Other	1	—	2	3	3,863	3,866
Total	$2,826	$3,814	$187	$6,827	$291,927	$298,754

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $5.5 million and $7.3 million as of December 31, 2013 and 2012, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.  Of the 17 loans reported

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses (Continued)

as troubled debt restructurings (TDRs) at December 31, 2013, 15 loans totaling $5.3 million were accruing and 2 loans totaling $154,000 were on non-accrual status.

During the year ending December 31, 2013, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Troubled debt restructurings totaling $1.3 million were charged off during 2013.

Modifications involving a reduction of the stated interest rate of a loan or the extension of the maturity date were for periods ranging from three months to 15 years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2013:

	(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	10	$2,716	$2,716
Commercial real estate:
Other	1	604	604
Residential real estate	3	841	854
Consumer other	1	16	15
Total	15	$4,177	$4,189

The troubled debt restructurings described above increased the allowance for loan losses by $642,000 and resulted in charge-offs of $97,000 during the year ending December 31, 2013.

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

Specific allocations of $1.1 million and $1.4 million were reported for troubled debt restructurings as of December 31, 2013 and 2012.  Four troubled debt restructured loans with balances of $1.3 million were charged off during the year ending December 31, 2013.

The terms of certain other loans were modified during the year ending December 31, 2013 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of December 31, 2013 of $3.8 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans. All loans in all loan categories are assigned risk ratings. As of December 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$41,968	$77	$3,209	$—	$45,254
Commercial real estate:
Construction	15,052	—	—	—	15,052
Other	147,429	—	7,546	—	154,975
Residential real estate	72,264	164	1,612	—	74,040
Consumer:
Auto	2,543	—	1	—	2,544
Other	3,203	—	—	—	3,203
Total	$282,459	$241	$12,368	—	$295,068

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 3:                     Loans and Allowance for Loan Losses (Continued)

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial	$41,852	$99	$7,584	$—	$49,535
Commercial real estate:
Construction	8,094	—	—	—	8,094
Other	145,087	520	10,933	13	156,553
Residential real estate	76,704	—	641	11	77,356
Consumer:
Auto	3,346	—	4	—	3,350
Other	3,864	—	2	—	3,866
Total	$278,947	$619	$19,164	$24	$298,754

Note 4:                     Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2013	2012
Balance, beginning of year	$191	$637
Additions	804	146
Direct write-downs	(33)	(48)
Sales	(117)	(461)
Net loss on sales	(12)	(83)
Balance, end of year	$833	$191

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, certain single issue trust preferred securities, corporate bonds and certain municipal securities. The Company does not have any Level 3 securities.

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

Note 5:      Fair Value (Continued)

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

Appraisals for collateral-dependent impaired loans and real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Bank management.  The appraisal values for collateral-dependent impaired loans are discounted to allow for selling expenses and fees, the limited use nature of various properties, the age of the most recent appraisal, and additional discretionary discounts for location, condition, etc. The Bank annually obtains an updated current appraisal value for each OREO property to certify that the fair value has not declined.  For each parcel of OREO that has declined in value, the Bank records the decline in value by a direct writedown of the asset.  In accordance with KRS 286.3-100, the Bank shall write down the acquisition of OREO at 10% per year.

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at December 31, 2013 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,819
State and municipal		19,676
Agency mortgage-backed securities -residential		23,744
Trust preferred security		1,400
Corporate Bond		994
Total investment securities	—	$51,633	—

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:      Fair Value (Continued)

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2013

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$530
Commercial RE	$808
Residential	$739

Other real estate owned:
Residential	$317
Commercial RE	$516

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:      Fair Value (Continued)

Fair Value Measurements at December 31, 2012

(Dollars in Thousands)

Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$383
Commercial RE	$4,934
Residential	$1

Other real estate owned:
Residential	$191

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.5 million at December 31, 2013, with a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $836,000 for the year ended December 31, 2013.  At December 31, 2012, impaired loans which were measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $8.8 million, with a valuation allowance of $3.5 million, resulting in an additional provision for loan losses of $642,000 for the year ended December 31, 2012.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $833,000 and $191,000 at December 31, 2013 and December 31, 2012, respectively.  Total write-downs of other real estate owned during the twelve months ended December 31, 2013 and December 31, 2012 were $33,000 and $48,000, respectively.

The following tables present quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2013 and 2012.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:      Fair Value (Continued)

	December 31, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$530	Market Approach	Discounts to allow for market value of assets	0%-50% (39.42%)
Commercial RE	808	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (24.92%)
Residential	739	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (18.43%)
Other real estate owned:
Residential	317	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-42.3% (21.47%)
Commercial RE	516	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	7.9%-54.5% (42.93%)

	December 31, 2012	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$383	Market Approach	Discounts to allow for market value of assets	0%-50% (40.22%)
Commercial RE	4,934	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-38.97% (32.60%)
Residential	1	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-15% (15%)
Other real estate owned:
Residential	191	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-15% (9.39%)

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:      Fair Value (Continued)

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

		(Dollars in Thousands)
		Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$37,062	$37,062			$37,062
Loans, net of allowance	288,338			295,850	295,850
Accrued interest receivable	1,554		274	1,280	1,554
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$183,569	$144,220			$144,220
Time deposits	159,382		160,284		160,284
FHLB advances	22,000		21,794		21,794
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	243	15	228		243

		(Dollars in Thousands)
		Fair Value Measurements at December 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$34,799	$34,799			$34,799
Loans held for sale	61		62		62
Loans, net of allowance	287,715			290,865	290,865
Accrued interest receivable	1,660		273	1,387	1,660
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$152,919	$152,932			$152,932
Time deposits	178,814		179,001		179,001
FHLB advances	26,000		26,350		26,350
Subordinate debentures	5,000			2,392	2,392
Accrued interest payable	238	10	228		238

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 5:      Fair Value (Continued)

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 6:      Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2013	2012
Land and land improvements	$3,631	$3,631
Buildings and improvements	8,896	8,889
Leasehold improvements	286	286
Furniture and fixtures	693	843
Equipment and software	2,658	3,891
Automobiles	97	81
	16,261	17,621
Less accumulated depreciation	(5,207)	(6,053)
Net premises and equipment	$11,054	$11,568

Depreciation and amortization expense totaled $621,000 and $632,000 for 2013 and 2012, respectively.

Operating Leases

The Company leases certain branch properties and equipment under operating leases.  Rent expense was $379,000 for 2013 and $372,000 for 2012.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

2014	381
2015	350
2016	340
2017	351
2018	340
Thereafter	1,542
Total	$3,304

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease.  $16,000 of the deferred gain was recognized in both 2013 and 2012.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 7:      Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2013 and 2012 which indicated no impairment.  Goodwill balance was $4.1 million at year end 2013 and 2012.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in thousands)
	2013	2012
Core deposit intangibles:
Gross carrying amount	$2,805	$2,805
Accumulated amortization	$(2,140)	$(1,808)

Amortization expense was $332,000 in 2013 and $349,000 in 2012. Estimated amortization expense for each of the next five years:

(Dollars in Thousands)
2014	328
2015	71
2016	71
2017	71
2018	71

Note 8:      Deposits

Interest-bearing time deposits in denominations of $100,000 or more were $56.8 million and $65.9 million at December 31, 2013 and 2012, respectively. There were no brokered deposits at December 31, 2013 or at December 31, 2012.

At December 31, 2013, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)
2014	78,657
2015	46,047
2016	16,194
2017	9,602
2018	8,882
$159,382

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 8:      Deposits (Continued)

At December 31, 2013, our ten largest customers accounted for approximately $36.3 million, or 10.6%, of total deposits whereas, at December 31, 2012, ten customers accounted for approximately $24.3 million, or 7.3% of total deposits.

Note 9:      Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2013	2012

Matures October 2013, fixed rate at 0.81%	—	2,500
Matures October 2013, fixed rate at 0.35%	—	3,500
Matures December 2014, fixed rate at 1.73%	2,000	2,000
Matures December 2014, fixed rate at 3.46% until March 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures February 2015, fixed rate at 2.85% until February 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures May 2015, fixed rate at 0.73%	3,000	3,000
Matures December 2015, fixed rate at 1.14%	5,000	5,000
Matures May 2016, fixed rate at 0.99%	3,000	3,000
Matures June 2016, fixed rate at 0.68%	2,000	—
Matures May 2019, fixed rate at 1.72%	3,000	3,000
Total	$22,000	$26,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.  The advances were collateralized by $114.7 million and $111.8 million of first mortgage loans under a blanket lien arrangement for both year-end 2013 and 2012.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $37.6 million at year-end 2013.

Payment Information

Required payments over the next five years are:

(Dollars in Thousands)
2014	4,000
2015	10,000
2016	5,000
2017	—
Thereafter	3,000
$22,000

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 9:      Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds (Continued)

Other Borrowed Funds

In 2013, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The new line has a total availability of $5.0 million, matures November 26, 2014, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock.  As of December 31, 2013, the line had no balance.

Letter of Credit

At year-end 2013, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.

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

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 10:    Subordinated Debentures (Continued)

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  The interest rate was 1.90% and 2.01% at December 31, 2013 and 2012, respectively.

Note 11:    Employee Benefit Plans

The Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2013 and 2012 were $161,000 and $163,000, respectively.

Note 12:    Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2013	2012
Taxes currently payable	$74	$546
Deferred income taxes	442	602
Income tax expense	$516	$1,148

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2013	2012
Computed at the statutory rate (34.0%)	$800	$1,469
Tax-exempt interest	(236)	(248)
Bank owned-life insurance	(74)	(89)
Other	26	16
Actual tax expense	$516	$1,148

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 12:     Income Taxes (Continued)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2013	2012
Deferred tax assets:
Allowance for loan losses	$758	$1,302
Tax credit carryforward	261	205
Unrealized losses on available-for-sale securities	156	—
Deferred gain	45	50
Goodwill and core deposit	958	1,132
Other real estate	16	8
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	104	104
Other	229	128
	2,552	2,954
Deferred tax liabilities:
Unrealized gains on available-for-sale securities	—	(385)
Deferred loan fees/costs	(44)	(48)
FHLB stock dividends	(74)	(74)
Depreciation	(88)	(205)
Accretion on investment securities	(19)	(16)
Prepaid expenses	(20)	(20)
Other	(28)	(26)
	(273)	(774)
Net deferred tax asset	$2,279	$2,180

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

recorded in the income statement or accrued for the year ending December 31, 2013 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2009.

As of December 31, 2013 and 2012, income taxes receivable/(payable) were $362,000 and $142,000, respectively, and are included in other assets/other liabilities on the Consolidated Balance Sheet.  At December 31, 2013, the Company has an alternative minimum tax (AMT) credit carryforward of approximately $261,000 that will not expire.

Note 13:    Related Party Transactions

At December 31, 2013 and 2012, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $6.4 million and $7.3 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$7,264
New loans	166
Repayments	(1,022)
Ending balance	$6,408

Deposits from related parties held by the Bank at December 31, 2013 and 2012, respectively, totaled $909,000 and $686,000, respectively.

Amounts paid to a related party for advertising services totaled $43,000 in 2013 and $44,000 in 2012.

Note 14:    Stock Option Plans

The Board of Directors adopted an employee stock option plan, which became effective upon the approval of the Company’s stockholders at the annual meeting in 2003.  The purpose of the plan is to afford key employees an incentive to remain in the employee of the Company and its subsidiaries and to use their best efforts on its behalf.  132,300 shares of Company common stock were reserved for issuance

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 14:     Stock Option Plans (Continued)

under the plan. This plan terminated in December of 2012. Therefore, no options remain eligible for issuance at December 31, 2013. Options granted expire after ten years, and vest ratably over a three year period.

The Board of Directors also adopted a non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s stockholders at the annual meeting in 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and stockholders and in attracting and retaining non-employee directors by affording them an opportunity to share in the Company’s future successes. 44,100 shares of common stock were reserved for issuance under the plan.  Options granted expire after ten years, and are immediately vested. This plan terminated in 2013.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  No options were granted during 2013 and 2012. ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2013 and 2012, employee and non-employee compensation expense recorded was $0.  As of December 31, 2013, there is no unrecognized compensation expense associated with stock options.  A summary of the status of the plans at December 31, 2013, and changes during the period then ended is presented below:

	2013
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	85,980	$15.22
Granted	—	—
Exercised	—	—
Forfeited	(13,049)	$15.26
Expired	—	—

Outstanding, end of year	72,931	$15.22

Options exercisable, end of year	72,931	$15.22

All stock option shares are vested at December 31, 2013.  The weighted average remaining term for outstanding and exercisable stock options was 1.25 years and 2.22 years, respectively at December 31, 2013 and 2012.  The aggregate intrinsic value at December 31, 2013 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 15:     Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2013, the Company and Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2013 and 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and the Bank’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013

Total Capital (to Risk-Weighted Assets)
Consolidated	$42,654	13.81%	$24,718	8.0%	N/A	N/A
Citizens First Bank, Inc.	42,721	13.83%	24,708	8.0%	$30,886	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,792	12.56%	12,359	4.0%	N/A	N/A
Citizens First Bank, Inc.	38,851	12.58%	12,354	4.0%	18,531	6.0%

Tier I Capital (to Average Assets)
Consolidated	38,792	9.57%	16,213	4.0%	N/A	N/A
Citizens First Bank, Inc.	38,851	9.62%	16,148	4.0%	20,184	5.0%

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 16:     Loan Commitments and Other Related Activities (Continued)

	(Dollars in Thousands)
	December 31, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$5,862	$33,348	$3,114	$30,725

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan unused lines of credit have interest rates ranging from 2.7% to 21.0% and maturities ranging from 1 month to 26.3 years.

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

The Bank had total outstanding standby letters of credit amounting to $1.1 million and $620,000 at December 31, 2013 and 2012, respectively, with terms generally 18 months or less.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17:     Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	(Dollars in Thousands)
	2013	2012
Assets
Cash	$187	$203
Investment in Citizens First Bank, Inc.	43,406	46,543
Other assets	113	139
Total assets	$43,706	$46,885

Liabilities
Borrowings	5,000	5,000
Other liabilities	359	319
Total liabilities	5,359	5,319

Stockholders’ equity	38,347	41,566
Total liabilities and stockholders’ equity	$43,706	$46,885

Condensed Statements of Operations

	(Dollars in Thousands)
	2013	2012

Dividend income	$4,300	$600

Expenses
Interest expense	184	107
Professional fees	256	247
Other expenses	127	63
Total expenses	567	417

Income (loss) before income taxes and equity in undistributed income (loss) of subsidiary	3,733	183

Income tax benefit	(193)	(142)

Loss before equity in undistributed income (loss) of subsidiary	3,926	325

Equity in undistributed income (loss) of subsidiary	(2,088)	2,848

Net income	$1,838	$3,173

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 17: Condensed Financial Information (Parent Company Only)

(Continued)

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2013	2012
Operating Activities
Net income	$1,838	$3,173
Adjustments:
Equity in undistributed income of subsidiary	2,088	(2,848)
Changes in:
Other assets	26	549
Other liabilities	40	(25)
Net cash provided by operating activities	3,992	849

Financing Activities
Payment of dividends on stock	(707)	(849)
Partial repayment of TARP preferred stock	(3,301)	—
Net cash used in financing activities	(4,008)	(849)

(Decrease) in cash and cash equivalents	(16)	—

Cash and cash equivalents, beginning of year	203	203

Cash and cash equivalents, end of year	$187	$203

Note 18:                         Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2013 and 2012.

Citizens First Corporation

Notes to Consolidated Financial Statements (Continued)

Note 18:                         Earnings Per Common Share (Continued)

	(Income in Thousands)
	2013			2012
	Income	Weighted -Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per common share
Net income	$1,838			$3,173
Less: Payment of dividends on preferred stock	(707)			(848)
Less: Accretion on warrants	(48)			(48)
Net income attributable to common shareholders	1,083	1,968,777	$0.55	2,277	1,968,777	$1.16

Effect of dilutive securities
Warrants	—	108,870		—	90,227
Preferred stock	—	—		—	—
Stock options	—	—		—	—

Diluted earnings per common share
Net income attributable to common shareholders and assumed conversions	$1,083	2,077,647	$0.52	$2,277	2,059,004	$1.11

Stock options for 72,931 and 85,980 shares of common stock were not considered in computing diluted earnings per common share for 2013 and 2012, respectively, because they were anti-dilutive.  Convertible preferred shares are not included because they were anti-dilutive for 2013 and 2012.

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

Note 20:        Subsequent Events

On January 15, 2014, the Company entered into a letter of agreement with the United States Department of the Treasury pursuant to which the Company repurchased the remaining 93 shares of the 250 shares of the Series A preferred stock that the Company had issued to the Treasury on December 19, 2008 under the TARP Capital Purchase Program.  The Company paid $3.3 million to repurchase the preferred shares along with the accrued dividend for the shares repurchased.  The warrants associated with the Series A preferred stock remain outstanding.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2013, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in the report Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2013, its system of internal control over financial reporting is effective based on those criteria.

This annual report does not include an audit report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our independent registered public accounting firm pursuant to exemptions for companies under rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the  Proxy Statement of the Company for the 2014 Annual Meeting of Shareholders to be held May 14, 2014, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	68	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Sarah Glenn Grise	57	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	47	President of Trace Die Cast, Inc.
James R. Hilliard	57	President of Airgas Mid-America, Inc.
M. Todd Kanipe	45	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	57	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	42	Warren County Kentucky County Attorney
Steve Newberry	51	President and Chief Executive Officer of Commonwealth Broadcasting
Jack Sheidler	57	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank: Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	75	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	50	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank

M. Todd Kanipe	45	President and Chief Executive Officer

J. Steven Marcum	57	Executive Vice President and Chief Financial Officer

Marc Lively	50	Executive Vice President and Chief Credit Officer

Kim M. Thomas	43	Executive Vice President, Retail Banking and Private Client Group

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

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013 and December 31, 2012, (iii) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (v) Notes to Consolidated Financial Statements.**

*Denotes a management contract or compensatory plan or agreement.

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

Citizens First Corporation

Date:	March 25, 2014	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 25, 2014
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 25, 2014
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Barry D. Bray	March 25, 2014
Barry D. Bray, Director

/s/Sarah G. Grise	March 25, 2014
Sarah G. Grise, Director

/s/Christopher B. Guthrie	March 25, 2014
Christopher B. Guthrie, Director

/s/J. Robert Hilliard	March 25, 2014
J. Robert Hilliard, Director

/s/M. Todd Kanipe	March 25, 2014
M. Todd Kanipe, Director

/s/Amy H. Milliken	March 25, 2014
Amy Milliken, Director

/s/Steven W. Newberry	March 25, 2014
Steven W. Newberry, Director

/s/Jack W. Sheidler	March 25, 2014
Jack W. Sheidler, Director

/s/John M. Taylor	March 25, 2014
John Taylor, Director

/s/R. Kevin Vance	March 25, 2014
R. Kevin Vance, Director

/s/J. Steven Marcum	March 25, 2014
J. Steven Marcum, Director