Form 10-Q
period 2014-03-31
CITIZENS FIRST CORP
filed 2014-05-08
CIK 1073475

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

1,968,777 shares of Common Stock, no par value, were outstanding at May 8, 2014.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31, 2014	December 31, 2013
	Unaudited
Assets
Cash and due from financial institutions	$8,166	$8,572
Federal funds sold	30,095	28,490
Cash and cash equivalents	38,261	37,062
Available-for-sale securities	54,675	51,633
Loans held for sale	85	—
Loans, net of allowance for loan losses of $4,827 and $4,653 at March 31, 2014 and December 31, 2013, respectively	296,771	290,415
Premises and equipment, net	10,970	11,054
Bank owned life insurance (BOLI)	7,853	7,806
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,444	1,554
Deferred income taxes	1,759	2,279
Goodwill	4,097	4,097
Core deposit intangible	581	665
Other real estate owned	631	833
Other assets	976	752
Total Assets	$420,128	$410,175
Liabilities
Deposits
Noninterest bearing	41,653	39,967
Savings, NOW and money market	146,130	143,602
Time	164,414	159,382
Total deposits	352,197	342,951
FHLB advances and other borrowings	25,300	22,000
Subordinated debentures	5,000	5,000
Accrued interest payable	241	243
Other liabilities	1,477	1,634
Total Liabilities	$384,215	$371,828
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at March 31, 2014 and December 31, 2013, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $0 and $3,266; issued and outstanding 0 shares at March 31, 2014 and 93 shares at December 31, 2013	—	3,266
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2014 and December 31, 2013, respectively	27,072	27,072
Retained earnings	1,212	653
Accumulated other comprehensive loss	(30)	(303)
Total stockholders’ equity	$35,913	$38,347
Total liabilities and stockholders’ equity	$420,128	$410,175

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2014	March 31, 2013
Interest and dividend income
Loans	$3,844	$4,125
Taxable securities	141	96
Non-taxable securities	164	170
Federal funds sold and other	32	37
Total interest and dividend income	4,181	4,428
Interest expense
Deposits	543	628
FHLB advances and other	117	110
Subordinated debentures	23	24
Total interest expense	683	762
Net interest income	3,498	3,666
Provision for loan losses	125	1,250
Net interest income after provision for loan losses	3,373	2,416
Non-interest income
Service charges on deposit accounts	261	291
Other service charges and fees	153	138
Gain on sale of mortgage loans	24	82
Non-deposit brokerage fees	69	65
Lease income	75	74
BOLI income	47	61
Gain on sale of securities available-for-sale (includes $8 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	—	8
Total non-interest income	629	719
Non-interest expenses
Salaries and employee benefits	1,527	1,441
Net occupancy expense	482	461
Advertising and public relations	83	78
Professional fees	153	164
Data processing services	233	265
Franchise shares and deposit tax	146	141
FDIC insurance	77	85
Core deposit intangible amortization	84	84
Postage and office supplies	51	43
Other real estate owned expenses	10	11
Other	216	309
Total non-interest expenses	3,062	3,082
Income before income taxes	940	53
Income taxes	249	(62)
Net income	$691	$115
Dividends and accretion on preferred stock	132	217
Net income (loss) available for common stockholders	$559	$(102)
Basic earnings (loss) per common share	$0.28	$(0.05)
Diluted earnings (loss) per common share	$0.27	$(0.05)

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2014	March 31, 2013
Comprehensive income, net of tax
Net income	691	115
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net	—	(5)
Change in unrealized gain (loss) on available for sale securities, net of $141 taxes in 2014 and $49 in 2013	273	(96)
Total other comprehensive income (loss)	273	(101)
Comprehensive income	$964	$14

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			115		115
Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	29		(29)		—
Change in other comprehensive loss				(101)	(101)
Dividend declared and paid on preferred stock			(188)		(188)
Balance, March 31, 2013	$10,906	$27,072	$(532)	$645	$38,091

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			691		691
Repayment of 93 shares Series A preferred stock	(3,266)				(3,266)
Change in other comprehensive income				273	273
Dividend declared and paid on preferred stock			(132)		(132)
Balance, March 31, 2014	$7,659	$27,072	$1,212	$(30)	$35,913

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2014	March 31, 2013
Operating Activities
Net income	$691	$115
Items not requiring (providing) cash:
Depreciation and amortization	144	155
Provision for loan losses	125	1,250
Amortization of premiums and discounts on securities	68	86
Amortization of core deposit intangible	84	84
Deferred income taxes	799	487
BOLI income	(47)	(61)
Proceeds from sale of mortgage loans	982	3,556
Origination of mortgage loans held for sale	(1,044)	(3,556)
Gains on sales of available-for-sale securities	—	(8)
Gains on sales of mortgage loans	(24)	(82)
Write-downs and losses on sale of other real estate owned	11	2
Gain on sale premises and equipment	(7)	(4)
Changes in:
Accrued interest receivable	110	78
Other assets	(641)	(2)
Accrued interest payable and other liabilities	(158)	(479)
Net cash provided by operating activities	1,093	1,621
Investing Activities
Loan originations and payments, net	(6,485)	(2,746)
Purchase of premises and equipment	(72)	(8)
Proceeds from maturities of available-for-sale securities	1,429	2,543
Proceeds from sales of available-for-sale securities	—	619
Proceeds from sales of other real estate owned	191	25
Purchase of available-for-sale securities	(4,124)	(7,238)
Proceeds from sales of premises and equipment	19	4
Net cash used in investing activities	(9,042)	(6,801)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	4,214	6,420
Net change in time deposits	5,032	9,771
Repayment of TARP preferred stock	(3,266)	(3,301)
Proceeds from other borrowings	3,300	3,300
Dividends paid on preferred stock	(132)	(188)
Net cash provided by financing activities	9,148	16,002
Increase in Cash and Cash Equivalents	1,199	10,822
Cash and Cash Equivalents, Beginning of Year	37,062	34,799
Cash and Cash Equivalents, End of Quarter	$38,261	$45,621
Supplemental Cash Flows Information
Interest paid	$685	$711
Income taxes paid	$—	$—
Loans transferred to other real estate owned	$—	$68

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2013 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2014
U. S. government agencies and government sponsored entities	$6,991	$—	$(140)	$6,851

State and municipal	20,575	646	(203)	21,018

Agency mortgage-backed securities: residential	24,282	229	(105)	24,406

Trust preferred security	1,872	—	(472)	1,400

Corporate Bonds	1,000	—	—	1,000

Total Available-for-Sale Securities	$54,720	$875	$(920)	$54,675

December 31, 2013
U. S. government agencies and government sponsored entities	$6001	$—	$(182)	$5,819

State and municipal	19,394	547	(265)	19,676

Agency mortgage-backed securities: residential	23,825	172	(253)	23744

Trust preferred security	1,872	—	(472)	1,400

Corporate bond	1,000	—	(6)	994

Total Available-for-Sale Securities	$52,092	$719	$(1,178)	$51,633

The amortized cost and fair value of investment securities at March 31, 2014 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2014 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	255	256
Due from one to five years	7,969	8,090
Due from five to ten years	13,582	13,673
Due after ten years	8,632	8,250
Agency mortgage-backed: residential	24,282	24,406
Total	$54,720	$54,675

The following table summarizes the investment securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2014:
U.S. government agencies and government sponsored entities	$5,905	$(85)	$946	$(55)	$6,851	$(140)
State and municipal	2,607	(93)	871	(110)	3,478	(203)
Agency mortgage-backed: residential	6,018	(105)	—	—	6,018	(105)
Trust preferred security	—	—	1,400	(472)	1,400	(472)

Total temporarily impaired	$14,530	$(283)	$3,217	$(637)	$17,747	$(920)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2013:
U.S. government agencies and government sponsored entities	$4,882	$(119)	$937	$(63)	$5,819	$(182)
State and municipal	3,988	(128)	844	(137)	4,832	(265)
Agency mortgage-backed: residential	12,977	(253)	—	—	12,977	(253)
Trust preferred security	—	—	1,400	(472)	1,400	(472)
Corporate bonds	994	(6)	—	—	994	(6)

Total temporarily impaired	$22,841	$(506)	$3,181	$(672)	$26,022	$(1,178)

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

As of March 31, 2014, our securities portfolio consisted of $54.7 million fair value of securities, $17.7 million, or 22 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses 12 months or more relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at March 31, 2014, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2014	December 31, 2013

Commercial	$44,926	$45,254
Commercial real estate:
Construction	14,510	15,052
Other	164,257	154,975
Residential real estate	71,963	74,040
Consumer:
Auto	2,326	2,544
Other	3,616	3,203
Total loans	301,598	295,068
Less allowance for loan losses	(4,827)	(4,653)

Net loans	$296,771	$290,415

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2014 and 2013.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2014 Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(500)	887	9	(13)	(258)	125
Loans charged-off	—	—	(19)	(3)	—	(22)
Recoveries	17	47	6	1	—	71
Total ending allowance balance	$937	$3,013	$699	$71	$107	$4,827

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2013 Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	1,459	(65)	(89)	—	(55)	1,250
Loans charged-off	(333)	(14)	—	(11)	—	(358)
Recoveries	—	28	7	2	—	37
Total ending allowance balance	$3,282	$2,584	$507	$81	$196	$6,650

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2014 and December 31, 2013.  As of March 31, 2014 and December 31, 2013, accrued interest receivable of $1.2 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $321,000 and $280,000, respectively, are included in the following tables.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$198	$382	$143	$19	$—	$742
Collectively evaluated	739	2,631	556	52	107	4,085
Total ending allowance balance	$937	$3,013	$699	$71	$107	$4,827

Loans:
Individually evaluated for impairment	$2,804	$1,533	$1,348	$33	$—	$5,718
Collectively evaluated	42,122	177,234	70,615	5,909	—	295,880
Total ending loans balance	$44,926	$178,767	$71,963	$5,942	$—	$301,598

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$676	$369	$307	$35	$—	$1,387
Collectively evaluated	744	1,710	396	51	365	3,266
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653

Loans:
Individually evaluated for impairment	$3,085	$2,021	$1,383	$36	$—	$6,525
Collectively evaluated	42,169	168,006	72,657	5,711	—	288,543
Total ending loans balance	$45,254	$170,027	$74,040	$5,747	$—	$295,068

The following table presents information related to impaired loans by class of loans as of March 31, 2014 and December 31, 2013. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands) March 31, 2014			(Dollars in Thousands) December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$814	$814	$—	$1,880	$1,880	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	115	115	—	843	843	—
Residential real estate	994	994	—	337	337	—
Consumer:
Auto	—	—	—	1	1	—
Other	—	—	—	—	—	—
Subtotal	1,923	1,923	—	3,061	3,061	—

With an allowance recorded:
Commercial	1,990	1,990	198	1,205	1,205	676
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,418	1,418	382	1,178	1,178	369
Residential real estate	354	354	143	1,046	1,046	307
Consumer:
Auto	19	19	19	21	21	21
Other	14	14	—	14	14	14
Subtotal	3,795	3,795	742	3,464	3,464	1,387
Total	$5,718	$5,718	$742	$6,525	$6,525	$1,387

Information on impaired loans for the three months ending March 31, 2014 and 2013 is as follows:

	(Dollars in Thousands) March 31, 2014			(Dollars in Thousands) March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$2,944	32	27	$6,161	71	43
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,777	20	14	7,380	88	31
Residential real estate	1,366	18	10	399	3	1
Consumer:
Auto	20	—	—	31	1	—
Other	14	—	—	4	—	—
Total	$6,121	$70	$51	$13,975	$163	$75

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013 are summarized below:

	(Dollars in Thousands) As of March 31, 2014		(Dollars in Thousands) As of December 31, 2013
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$46	$810	$—	$153
Commercial real estate:
Construction	—	—	—	—
Other	—	501	—	362
Residential real estate	10	589	—	643
Consumer:
Auto	—	19	—	22
Other	—	—	—	—
Total	$56	$1,919	$—	$1,180

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2014
Commercial	$110	$670	$47	$827	$44,099	$44,926
Commercial real estate:
Construction	—	—	—	—	14,510	14,510
Other	—	143	304	447	163,810	164,257
Residential real estate	69	—	533	602	71,361	71,963
Consumer:
Auto	—	9	—	9	2,317	2,326
Other	—	1	—	1	3,615	3,616
Total	$179	$823	$884	$1,886	$299,712	$301,598

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial	$53	$—	$—	$53	$45,201	$45,254
Commercial real estate:
Construction	—	—	—	—	15,052	15,052
Other	321	—	303	624	154,351	154,975
Residential real estate	98	66	574	738	73,302	74,040
Consumer:
Auto	6	1	—	7	2,537	2,544
Other	—	—	—	—	3,203	3,203
Total	$478	$67	$877	$1,422	$293,646	$295,068

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $4.6 million and $5.5 million as of March 31, 2014 and December 31, 2013, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. Of the 15 troubled debt restructurings reported at quarter end, 12 loans totaling $3.7 million were accruing and 3 loans totaling $815,000 were on nonaccrual status.

During the quarter ending March 31, 2014, one additional loan totaling $15,000 was modified as a troubled debt restructuring. The modification of the terms of this loan included reducing the interest rate, granting an interest only payment period, and extending the amortization term.

The following table presents loans by class modified as troubled debt restructurings outstanding as of March 31, 2014:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	7	$3,347	$3,347
Commercial real estate:
Other	3	1,137	1,137
Residential real estate	4	757	759
Consumer	1	16	15
Total	15	$5,257	$5,258

The following table presents loans by class modified as troubled debt restructurings outstanding as of December 31, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	10	$2,716	$2,716
Commercial real estate:
Other	1	604	604
Residential real estate	3	841	854
Consumer other	1	16	15
Total	15	$4,177	$4,189

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2014:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Residential real estate	1	$15	$15
Total	1	$15	$15

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	3	$665	$765
Residential real estate	1	110	123
Total	4	$775	$888

Specific allocations of $362,000 and $1.1 million were reported for troubled debt restructurings as of March 31, 2014 and December 31, 2013.  No payment defaults were reported for troubled debt restructurings during the quarter ending March 31, 2014 or March 31, 2013. Specific allocations of $2.4 million were reported for the troubled debt restructurings as of March 31, 2013. No charge offs were taken on troubled debt restructurings during the first quarter of 2014. One previously reported troubled debt restructuring with a balance of $309,000 was charged off during the quarter ending March 31, 2013.

The terms of certain other loans were modified during the three months ending March 31, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending March 31, 2014 have a total recorded investment of $3.7 million as of March 31, 2014. These loans modified during the three months ending March 31, 2013 have a total recorded investment of $1.5 million as of March 31, 2013. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2014
Commercial	$40,668	$77	$4,181	$—	$44,926
Commercial real estate:
Construction	14,510	—	—	—	14,510
Other	156,606	—	7,651	—	164,257
Residential real estate	70,249	162	1,552	—	71,963
Consumer
Auto	2,326	—	—	—	2,326
Other	3,616	—	—	—	3,616
Total	$287,975	$239	$13,384	$—	$301,598

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$41,968	$77	$3,209	$—	$45,254
Commercial real estate:
Construction	15,052	—	—	—	15,052
Other	147,429	—	7,546	—	154,975
Residential real estate	72,264	164	1,612	—	74,040
Consumer:
Auto	2,543	—	1	—	2,544
Other	3,203	—	—	—	3,203
Total	$282,459	$241	$12,368	$—	$295,068

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. The Company also has one Level 3 security. The fair value is this security is obtained directly from the broker which originally handled the security issue.

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

Assets measured on a recurring basis:

	Fair Value Measurements at March 31, 2014 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$6,851
State and municipal		21,018
Agency mortgage-backed securities -residential		24,406
Trust preferred security			1,400
Corporate bonds		1,000
Total investment securities	—	$53,275	$1,400

	Fair Value Measurements at December 31, 2013 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,819
State and municipal		19,676
Agency mortgage-backed securities -residential		23,744
Trust preferred security		1,400
Corporate Bond		994
Total investment securities	—	$51,633	—

The following transfers between Level 2 and Level 3 occurred during the first quarter of 2014.

March 31, 2014

Transfer from Level 2 to Level 3:	$1,400

Assets measured on a non-recurring basis:

	Fair Value Measurements (Dollars in Thousands)
	March 31, 2014 Significant Unobservable Inputs (Level 3)	December 31, 2013 Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$16	$530
Commercial RE	213	808
Residential	203	739

Other real estate owned:
Commercial RE	$504	$516
Residential	127	317

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $887,000 at March 31, 2014 with a valuation allowance of $455,000.  Impaired loans had a principal balance of $3.5 million at December 31, 2013, with a valuation allowance of $1.4 million.  An increase in the provision for loan losses of $64,000 was recognized for the three months ended March 31, 2014, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $631,000 at March 31, 2014 and $833,000 at December 31, 2013.  Total writedowns of other real estate owned year to date March 31, 2014 and 2013, were $17,000 and $5,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at March 31, 2014.

	March 31, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$16	Market Approach	Discounts to allow for market value of assets	(50.00)%
Commercial RE	213	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (35.60%)
Residential	203	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-10% (6.21%)
Other real estate owned:
Commercial RE	504	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (43.15%)
Residential	127	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-33% (10.10%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2013.

	December 31, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$530	Market Approach	Discounts to allow for market value of assets	0%-50% (39.42%)
Commercial RE	808	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (24.92%)
Residential	739	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (18.43%)
Other real estate owned:
Residential	317	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-42.3% (21.47%)
Commercial RE	516	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	7.9%-54.5% (42.93%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	Carrying	Fair Value Measurements at March 31, 2014
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$38,261	$38,261			$38,261
Loans held for sale	85		88		88
Loans, net of allowance	296,339			303,672	303,672
Accrued interest receivable	1,444		279	1,165	1,444
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$187,783	$151,558			$151,558
Time deposits	164,414		165,312		165,312
FHLB advances	22,000		21,839		21,839
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	241	11	230		241

	Carrying	Fair Value Measurements at December 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$37,062	$37,062			$37,062
Loans, net of allowance	288,338			295,850	295,850
Accrued interest receivable	1,554		274	1,280	1,554
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$183,569	$144,220			$144,220
Time deposits	159,382		160,284		160,284
FHLB advances	22,000		21,794		21,794
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	243	15	228		243

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2014 and 2013.

	Quarter ended March 31, 2014			Quarter ended March 31, 2013
	Income	Weighted Average Shares	Per Share Amount	Income/ (Loss)	Weighted- Average Shares	Per Share Amount
Basic earnings (loss) per share:
Net income	$691			$115
Less: Dividends and accretion on preferred stock	(132)			(217)
Net income (loss) available to common shareholders	$559	1,968,777	$0.28	$(102)	1,968,777	$(0.05)

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	121,203		—	112,316

Diluted earnings (loss) per share

Net income (loss) available to common shareholders and assumed conversions	$559	2,089,980	$0.27	$(102)	2,081,093	$(0.05)

Stock options for 72,931 and 85,980 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2014 and 2013, respectively, because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of March 31, 2014 and 2013.  Common stock warrants totaled 254,218 as of March 31, 2014 and 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2014, we reported net income of $691,000 compared to net income of $115,000 in the first quarter of 2013, an increase of $576,000.  Net income available to common shareholders was $559,000 or, $0.27 per diluted common share this quarter, compared to net loss available to common shareholders of $102,000 or, $0.05 per diluted common share for the first quarter of 2013.  The provision expense was higher in the first quarter of 2013 as a result of an increase in non-performing assets in that period.

Our annualized return on average assets was 0.68% for the three months ended March 31, 2014, compared to 0.11% in March 31, 2013.  Our annualized return on average equity was 7.74% for the three months ending March 31, 2014, compared to 1.16% for the three months ending March 31, 2013.

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

Net interest income for the quarter ended March 31, 2014 decreased $168,000, or 4.6%, compared to March 31, 2013. The decrease in net interest income was impacted by a reduction in interest expense of $79,000 combined with a decrease in interest income of $247,000. The decrease in interest income was created by a decrease in loan income for the quarter.

The net interest margin for the three months ended March 31, 2014 was 3.81%, compared to 3.96% in 2013.  This decrease of 15 basis points is attributable primarily to a decline in the yield on loans from 5.50% in the first quarter of 2013 to 5.14% in the first quarter of 2014. Loan yields have declined as maturing loans were repriced at a lower rate, as well as increased competition for new loans that has resulted in lower rates.

The following tables set forth for the three months ended March 31, 2014 and 2013, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2014			2013
Quarter ended March 31,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$23,748	12	0.20%	$30,694	$15	0.20%
Available-for-sale securities (1)
Taxable	32,388	141	1.77%	28,466	96	1.37%
Nontaxable (1)	19,886	249	5.08%	19,532	257	5.34%
Federal Home Loan Bank stock	2,025	20	4.01%	2,025	22	4.41%
Loans receivable (2)	303,438	3,844	5.14%	303,942	4,125	5.50%
Total interest earning assets	381,485	4,266	4.54%	384,659	4,515	4.76%
Non-interest earning assets	32,604			33,145
Total Assets	$414,089			$417,804

Interest-bearing liabilities:
NOW accounts	$105,445	110	0.42%	$76,559	$69	0.37%
Money market accounts	23,910	21	0.36%	22,820	21	0.37%
Savings accounts	16,740	10	0.24%	15,656	9	0.23%
Time deposits	159,144	402	1.02%	184,757	529	1.16%
Total interest-bearing deposits	305,239	543	0.72%	299,792	628	0.85%
Borrowings	24,787	117	1.91%	27,760	110	1.61%
Subordinated debentures	5,000	23	1.87%	5,000	24	1.95%
Total interest-bearing liabilities	335,026	683	0.83%	332,552	762	0.93%
Non-interest bearing deposits	40,849			42,682
Other liabilities	2,001			2,406
Total liabilities	377,876			377,640
Stockholders’ equity	36,213			40,164
Total Liabilities and Stockholders’ Equity	$414,089			$417,804
Net interest income		$3,583			$3,753

Net interest spread (1)			3.71%			3.83%
Net interest margin (1) (3)			3.81%			3.96%
Return on average assets ratio			0.68%			0.11%
Return on average equity ratio			7.74%			1.16%
Average equity to assets ratio			8.75%			9.61%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the quarter ended March 31, 2014 and 2013.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31,
	2014 Vs. 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$—	$(3)	$(3)
Available-for-sale securities:
Taxable	32	13	45
Nontaxable (1)	(13)	5	(8)
FHLB stock	(2)	—	(2)
Loans, net	(274)	(7)	(281)
Total net change in income on interest-earning assets	(257)	8	(249)

Interest-bearing liabilities:
NOW accounts	15	26	41
Money market accounts	(1)	1	—
Savings accounts	—	1	1
Time deposits	(54)	(73)	(127)
FHLB and other borrowings	19	(12)	7
Subordinated debentures	(1)	—	(1)
Total net change in expense on interest-bearing liabilities	(22)	(57)	(79)

Net change in net interest income	$(235)	$65	$(170)

Percentage change	138.24%	(38.24)%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

A $125,000 provision for loan losses was recorded for the first quarter of 2014, a decrease of $1.1 million, from $1.3 million in the first quarter of 2013.  The allowance for loan losses to total loans decreased from 2.21% of total loans at March 31, 2013 to 1.60% at March 31, 2014, primarily due to charge-offs of specific allocations which were included in the allowance at March 31, 2013.  Net charge-offs (recoveries) were $(49,000) for the first quarter of 2014 compared to $321,000 in the first quarter of 2013.

Non-Interest Income

Non-interest income for the three months ended March 31, 2014 decreased $90,000, or 12.5%, compared to the three months ended March 31, 2013, primarily due to a decline in gains on sale of mortgage loans of $58,000 from the prior year.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2014 decreased $20,000, or 0.6%, compared to the three months ended March 31, 2013, due to a decrease in legal and collection expenses.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2014 and 2013.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2014 and 2013. The effective tax rate for the first quarter of 2014 was 26.5% compared to a negative effective tax rate for 2013. Tax-exempt income exceeded income before taxes in 2013 which ultimately resulted in a negative effective tax rate for the quarter. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2014 were $420.1 million, an increase of $9.9 million from $410.2 million at December 31, 2013.  Average assets during the first quarter were $414.1 million, a decrease of 0.9%, or $3.7 million, from $417.8 million in the first quarter of 2013.  Average interest earning assets decreased 0.8%, or $3.1 million, from $384.6 million in the first quarter of 2013 to $381.5 million in the first quarter of 2014.

Loans

Loans increased $6.5 million, or 2.2%, from $295.1 million at December 31, 2013 to $301.6 million at March 31, 2014.  Total loans averaged $303.4 million the first quarter of 2014, compared to $303.9 million the first quarter of 2013, an increase of $0.5 million, or 0.2%.  We experienced increases in commercial real estate loans during the first three months of the year compared to 2013.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2014		December 31, 2013
		% of Total Loans		% of Total Loans

Commercial and agricultural	$44,926	14.90%	$45,254	15.34%
Commercial real estate	178,767	59.27%	170,027	57.62%
Residential real estate	71,963	23.86%	74,040	25.09%
Consumer	5,942	1.97%	5,747	1.95%

	$301,598	100.00%	$295,068	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of March 31, 2014, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $10.1 million.  The aggregate amount of these credit relationships was $97.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2014.

As of March 31, 2014, we had $15.5 million of participations in loans purchased from, and $8.8 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2014.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2014	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$15,661	$25,526	$3,739	$44,926
Commercial real estate	28,440	95,887	54,440	178,767
Residential real estate	5,915	29,020	37,028	71,963
Consumer	1,817	4,053	72	5,942

Total	$51,833	$154,486	$95,279	$301,598

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

The allowance for loans losses at March 31, 2014 was $4.8 million, or 1.60% of total loans, compared to $4.7 million, or 1.58% of total loans as of December 31, 2013. The allowance increased slightly due to a growth in loans during the first quarter of 2014.

The following table sets forth an analysis of our allowance for loan losses for the quarter ended March 31, 2014 and 2013.

	(Dollars in Thousands)
	March 31,
	2014	2013
Balance at beginning of period	$4,653	$5,721
Provision for loan losses	125	1,250
Amounts charged off:
Commercial	—	333
Commercial real estate	—	14
Residential real estate	19	—
Consumer	3	11
Total loans charged off	22	358
Recoveries of amounts previously charged off:
Commercial	17	—
Commercial real estate	47	28
Residential real estate	6	7
Consumer	1	2
Total recoveries	71	37
Net charge-offs (recoveries)	(49)	321
Balance at end of period	$4,827	$6,650
Total loans, net of unearned income:
YTD Average	$303,438	$303,942
At March 31	$301,598	$301,111
As a percentage of YTD average loans:
Net charge-offs (recoveries), annualized	(0.06)%	0.42%
Provision for loan losses, annualized	0.16%	1.65%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2014	December 31, 2013
Non-accrual loans	$1,104	$1,026
Loans 90+ days past due/accruing	56	—
Restructured loans	815	154
Total non-performing loans	1,975	1,180
Other real estate owned	631	833
Total non-performing assets	$2,606	2,013

Allowance for loan losses	$4,827	$4,653
Non-performing assets to total assets	0.62%	0.49%
Net charge-offs YTD to average YTD total loans, annualized	(0.06)%	1.22%
Allowance for loan losses to non-performing loans	244.41%	394.3%
Allowance for loan losses to total loans	1.60%	1.58%

Non-performing assets totaled $2.6 million at March 31, 2014 compared to $2.0 million at December 31, 2013, an increase of $600,000. Payoffs and paydowns of $339,000 included two other real estate owned properties sold for $185,000 and the payoff of one residential real estate loan of $83,000, but were offset by the addition of $143,000 in commercial real estate loans, $717,000 in commercial loans, and $73,000 in residential real estate loans.

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

	(Dollars in Thousands)
	March 31, 2014		December 31, 2013
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses

Commercial and agriculture	$2,804	$198	$3,086	$676
Commercial real estate	1,533	382	2,021	369
Residential real estate	1,348	143	1,383	307
Consumer and other	33	19	36	35
Impaired Loans	5,718	742	6,525	1,387
Loans collectively evaluated for impairment	295,880	4,085	288,543	3,266
Total	301,598	$4,827	295,068	$4,653

The decrease in impaired loans during the period is primarily attributed to a $598,000 commercial real estate loan and a $238,000 commercial loan that are no longer being evaluated for impairment, along with the payoff of an $83,000 residential real estate loan, that are offset by the addition of $143,000 in commercial real estate loans, $47,000 in commercial loans, and $63,000 in residential real estate loans that are now evaluated for impairment as of March 31, 2014.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	March 31, 2014		December 31, 2013
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Commercial and agricultural	$937	14.90%	$1,420	15.34%
Commercial real estate	3,013	59.27%	2,079	57.62%
Residential real estate	699	23.86%	703	25.09%
Consumer and other	71	1.97%	86	1.95%
Unallocated	107	0.00%	365	0.00%
Total allowance for loan losses	$4,827	100.00%	$4,653	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance decreased from $365,000 at December 31, 2013 to $107,000 at March 31, 2014 due to changes in qualitative factors assigned to specific pools of loans based on the unique risk factors of these pools.

We believe that the allowance for loan losses of $4.8 million at March 31, 2014 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a corporate bond and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate. Securities are all classified as available-for-sale, and averaged $52.3 million for the first quarter of 2014, compared to $48.0 million for 2013. The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	March 31, 2014	December 31, 2013
U.S. Government agencies and government sponsored entities	$6,851	$5,819
Municipal securities	21,018	19,676
Agency mortgage-backed securities-residential	24,406	23,744
Trust preferred security	1,400	1,400
Corporate bond	1,000	994
Total available-for-sale securities	$54,675	$51,633

The table below presents the maturities and yield characteristics of securities as of March 31, 2014.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
March 31, 2014
U.S. Government agencies and government sponsored entities	$—	$3,991	$3,000	$—	$6,991	$6,851
Municipal securities	255	3,979	9,582	6,759	20,575	21,018
Agency mortgage-backed securities: (1)	181	19,741	4,360	—	24,282	24,406
Trust preferred security	—	—	—	1,872	1,872	1,400
Corporate bond	—	—	1,000	—	1,000	1,000
Total available-for-sale securities	$436	$27,711	$17,942	$8,631	$54,720	$54,675

Percent of total	0.8%	50.6%	32.8%	15.8%	100.0%
Weighted average yield(2)	3.80%	2.46%	3.27%	4.25%	3.03%

(1)               Agency mortgage-backed securities (residential) are grouped into average lives based on March 2014 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at March 31, 2014 were $352.2 million, an increase of $9.2 million, or 2.7%, compared to $343.0 million at December 31, 2013.  Total deposits averaged $346.1 million the first quarter of 2014, an increase of $3.6 million, or 1.1%, compared to $342.5 million during the first quarter of 2013.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits of $100,000 or more totaled $65.0 million at March 31, 2014, compared to $56.8 million at December 31, 2013.  Interest expense on time deposits of $100,000 or more was $159,000 for the first quarter of 2014, compared to $203,000 for the first quarter of 2013.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of March 31, 2014.

(Dollars in Thousands)
March 31, 2014
Three months or less	$15,531
Over three through six months	17,288
Over six through twelve months	52,724
Over one year through three years	60,350
Over three years through five years	255
Over five years	18,266
Total	$164,414

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of March 31, 2014:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000
			$22,000

At March 31, 2014, we had available collateral to borrow an additional $36.5 million from the FHLB.

Other Borrowings.

In 2013, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $5.0 million, matures November 26, 2014, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock.  As of March 31, 2014, the line had a balance of $3.3 million.

At March 31, 2014, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2014.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of March 31, 2014 was 1.88%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At March 31, 2014, total shareholders’ equity was $35.9 million compared to $38.3 million at December 31, 2013, a decrease of $2.4 million.  During the first quarter of 2014, the Company paid $3.3 million to repurchase the remaining 93 shares of the Series A preferred stock that the Company had issued to the Treasury in 2008 under the TARP Capital Purchase Program.  No common dividends have been paid during 2014.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of March 31, 2014 and December 31, 2013.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2014	December 31, 2013
Tier 1 leverage ratio	8.86%	9.57%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	11.48%	12.56%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	12.73%	13.81%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	March 31, 2014	December 31, 2013
Tier 1 leverage ratio	9.65%	9.62%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.51%	12.58%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.76%	13.83%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

At March 31, 2014, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 11.51% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 1.56%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: April 2014 - March 2015

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,653,434	4,022,195	27.49%
+300	17,476,849	2,845,609	19.45%
+200	16,314,898	1,683,659	11.51%
Base	14,631,239	0	0.00%
-200	14,402,657	-228,582	-1.56%

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

3.4                               Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed April 17, 2014).

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

10.1                        Repurchase Agreement between Citizens First Corporation and U.S. Department of the Treasury dated January 15, 2014.

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2014 and March 30, 2013, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	May 8, 2014	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	May 8, 2014	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer