Form 10-Q
period 2014-06-30
CITIZENS FIRST CORP
filed 2014-08-07
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

Or

☒      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

1,968,777 shares of Common Stock, no par value, were outstanding at August 7, 2014.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30, 2014	December 31, 2013
	Unaudited
Assets
Cash and due from financial institutions	$11,055	$8,572
Federal funds sold	11,775	28,490
Cash and cash equivalents	22,830	37,062
Available-for-sale securities	55,405	51,633
Loans held for sale	286	—
Loans, net of allowance for loan losses of $4,953 and $4,653 at June 30, 2014 and December 31, 2013, respectively	306,502	290,415
Premises and equipment, net	10,880	11,054
Bank owned life insurance (BOLI)	7,900	7,806
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,536	1,554
Deferred income taxes	1,614	2,279
Goodwill	4,097	4,097
Core deposit intangible	499	665
Other real estate owned	598	833
Other assets	639	752
Total Assets	$414,811	$410,175
Liabilities
Deposits
Noninterest bearing	44,972	39,967
Savings, NOW and money market	139,293	143,602
Time	161,545	159,382
Total deposits	345,810	342,951
FHLB advances and other borrowings	25,300	22,000
Subordinated debentures	5,000	5,000
Accrued interest payable	239	243
Other liabilities	1,661	1,634
Total Liabilities	$378,010	$371,828
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at June 30, 2014 and December 31, 2013, respectively	$7,659	$7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $0 and $3,266; issued and outstanding 0 shares at June 30, 2014 and 93 shares at December 31, 2013	—	3,266
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2014 and December 31, 2013, respectively	27,072	27,072
Retained earnings	1,818	653
Accumulated other comprehensive income (loss)	252	(303)
Total stockholders’ equity	$36,801	$38,347
Total liabilities and stockholders’ equity	$414,811	$410,175

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2014	June 30, 2013
Interest and dividend income
Loans	$3,879	$4,022
Taxable securities	151	101
Non-taxable securities	167	165
Federal funds sold and other	33	37
Total interest and dividend income	4,230	4,325
Interest expense
Deposits	551	625
FHLB advances and other	126	121
Subordinated debentures	24	24
Total interest expense	701	770
Net interest income	3,529	3,555
Provision for loan losses	150	50
Net interest income after provision for loan losses	3,379	3,505
Non-interest income
Service charges on deposit accounts	296	321
Other service charges and fees	141	158
Gain on sale of mortgage loans	51	78
Non-deposit brokerage fees	75	78
Lease income	74	75
BOLI income	47	56
Gain on sale of securities available-for-sale (includes $74 in 2014 and $29 in 2013 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	74	29
Total non-interest income	758	795
Non-interest expenses
Salaries and employee benefits	1,486	1,417
Net occupancy expense	479	465
Advertising and public relations	93	110
Professional fees	149	174
Data processing services	248	272
Franchise shares and deposit tax	145	141
FDIC insurance	74	26
Core deposit intangible amortization	82	85
Postage and office supplies	59	35
Other real estate owned expenses	47	20
Other	271	434
Total non-interest expenses	3,133	3,179
Income before income taxes	1,004	1,121

Income taxes	271	333
Net income	$733	$788
Dividends and accretion on preferred stock	127	176
Net income available for common stockholders	$606	$612
Basic earnings per common share	$0.31	$0.31
Diluted earnings per common share	$0.29	$0.30

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2014	June 30, 2013
Interest and dividend income
Loans	$7,722	$8,147
Taxable securities	292	196
Non-taxable securities	332	334
Federal funds sold and other	65	76
Total interest and dividend income	8,411	8,753
Interest expense
Deposits	1,094	1,252
FHLB advances and other	243	231
Subordinated debentures	47	49
Total interest expense	1,384	1,532
Net interest income	7,027	7,221
Provision for loan losses	275	1,300
Net interest income after provision for loan losses	6,752	5,921
Non-interest income
Service charges on deposit accounts	557	612
Other service charges and fees	294	296
Gain on sale of mortgage loans	75	160
Non-deposit brokerage fees	144	143
Lease income	149	149
BOLI income	94	117
Gain on sale of securities available-for-sale (includes $74 in 2014 and $37 in 2013 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities) comprehensive income reclassifications for unrealized net gains on available-for-sale securities)	74	37
Total non-interest income	1,387	1,514
Non-interest expenses
Salaries and employee benefits	3,013	2,858
Net occupancy expense	961	926
Advertising and public relations	176	188
Professional fees	302	338
Data processing services	481	537
Franchise shares and deposit tax	291	282
FDIC insurance	151	111
Core deposit intangible amortization	166	169
Postage and office supplies	110	78
Other real estate owned expenses	57	31
Other	487	743
Total non-interest expenses	6,195	6,261
Income before income taxes	1,944	1,174

Income taxes	520	271
Net income	$1,424	$903
Dividends and accretion on preferred stock	259	393
Net income available for common stockholders	$1,165	$510
Basic earnings per common share	$0.59	$0.26
Diluted earnings per common share	$0.56	$0.25

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2014	June 30, 2013
Comprehensive income (loss), net of tax
Net income	733	788
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net	(49)	(19)
Change in unrealized gain (loss) on available for sale securities, net of $113 taxes in 2014 and $327 in 2013	331	(914)
Total other comprehensive income (loss)	282	(933)
Comprehensive income (loss)	$1,015	$(145)

See Notes to Unaudited Consolidated Financial Statements

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2014	June 30, 2013

Comprehensive income (loss), net of tax
Net income	1,424	903
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net	(49)	(24)
Change in unrealized gain (loss) on available for sale securities, net of $205 taxes in 2014 and $360 in 2013	604	(1,009)
Total other comprehensive income (loss)	555	(1,033)
Comprehensive income (loss)	$1,979	$(130)

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			903		903
Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	35		(35)		—
Change in other comprehensive loss				(1,033)	(1,033)
Dividend declared and paid on preferred stock			(359)		(359)
Balance, June 30, 2013	$10,912	$27,072	$79	$(287)	$37,776

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			1,424		1,424
Repayment of 93 shares Series A preferred stock	(3,266)				(3,266)
Change in other comprehensive income				555	555
Dividend declared and paid on preferred stock			(259)		(259)
Balance, June 30, 2014	$7,659	$27,072	$1,818	$252	$36,801

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended
	(In Thousands)
	June 30, 2014	June 30,2013
Operating Activities
Net income	$1,424	$903
Items not requiring (providing) cash:
Depreciation and amortization	277	310
Provision for loan losses	275	1,300
Amortization of premiums and discounts on securities	138	181
Amortization of core deposit intangible	166	169
Deferred income taxes	796	182
BOLI income	(94)	(117)
Proceeds from sale of mortgage loans	2,956	6,743
Origination of mortgage loans held for sale	(3,167)	(6,678)
Gains on sales of available-for-sale securities	(74)	(37)
Gains on sales of mortgage loans	(75)	(160)
Write-downs and losses on sale of other real estate owned	35	8
Gain on sale premises and equipment	(11)	(9)
Changes in:
Accrued interest receivable	18	(6)
Other assets	(304)	552
Accrued interest payable and other liabilities	23	923
Net cash provided by operating activities	2,383	4,264
Investing Activities
Loan originations and payments, net	(16,462)	(8,959)
Purchase of premises and equipment	(115)	(36)
Proceeds from maturities of available-for-sale securities	3,252	5,535
Proceeds from sales of available-for-sale securities	5,888	1,089
Proceeds from sales of other real estate owned	300	25
Purchase of available-for-sale securities	(12,135)	(10,894)
Proceeds from sales of premises and equipment	23	9
Net cash used in investing activities	(19,249)	(13,231)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	696	(418)
Net change in time deposits	2,163	5,911
Repayment of TARP preferred stock	(3,266)	(3,301)
Proceeds from other borrowings	3,300	2,300
Dividends paid on preferred stock	(259)	(359)
Net cash provided by financing activities	2,634	4,133
Decrease in Cash and Cash Equivalents	(14,232)	(4,834)
Cash and Cash Equivalents, Beginning of Year	37,062	34,799
Cash and Cash Equivalents, End of Quarter	$22,830	$29,965

Supplemental Cash Flows Information
Interest paid	$1,389	$1,487
Income taxes paid	$10	$260
Loans transferred to other real estate owned	$100	$359

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	(Dollars in Thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U. S. government agencies and government sponsored entities	$5,991	$—	$(67)	$5,924
State and municipal	20,614	819	(131)	21,302
Agency mortgage-backed securities: residential	25,544	267	(71)	25,740
Trust preferred security	1,874	—	(434)	1,440
Corporate Bonds	1,000	—	(1)	999
Total Available-for-Sale Securities	$55,023	$1,086	$(704)	$55,405

December 31, 2013
U. S. government agencies and government sponsored entities	$6001	$—	$(182)	$5,819
State and municipal	19,394	547	(265)	19,676
Agency mortgage-backed securities: residential	23,825	172	(253)	23,744
Trust preferred security	1,872	—	(472)	1,400
Corporate bond	1,000	—	(6)	994
Total Available-for-Sale Securities	$52,092	$719	$(1,178)	$51,633

The amortized cost and fair value of investment securities at June 30, 2014 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2014 (Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	534	543
Due from one to five years	8,091	8,251
Due from five to ten years	11,978	12,226
Due after ten years	8,876	8,645
Agency mortgage-backed: residential	25,544	25,740
Total	$55,023	$55,405

The following table summarizes the investment securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2014:
U.S. government agencies and government sponsored entities	$990	$(2)	$4,934	$(65)	$5,924	$(67)
State and municipal	1,736	(8)	2,489	(123)	4,225	(131)
Agency mortgage-backed: residential	7,984	(21)	1751	(50)	9,735	(71)
Trust preferred security	—	—	1,440	(434)	1,440	(434)
Corporate Bonds	999	(1)	—	—	999	(1)
Total temporarily impaired	$11,709	$(32)	$10,614	$(672)	$22,323	$(704)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:
U.S. government agencies and government sponsored entities	$4,882	$(119)	$937	$(63)	$5,819	$(182)
State and municipal	3,988	(128)	844	(137)	4,832	(265)
Agency mortgage-backed: residential	12,977	(253)	—	—	12,977	(253)
Trust preferred security	—	—	1,400	(472)	1,400	(472)
Corporate bonds	994	(6)	—	—	994	(6)
Total temporarily impaired	$22,841	$(506)	$3,181	$(672)	$26,022	$(1,178)

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

As of June 30, 2014, our securities portfolio consisted of $55.4 million fair value of securities, $22.3 million, or 23 securities, of which were in an unrealized loss position.

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

Approximately 60% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at June 30, 2014, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2014	December 31, 2013

Commercial	$45,712	$45,254
Commercial real estate:
Construction	15,668	15,052
Other	167,271	154,975
Residential real estate	77,267	74,040
Consumer:
Auto	2,088	2,544
Other	3,449	3,203
Total loans	311,455	295,068
Less allowance for loan losses	(4,953)	(4,653)
Net loans	$306,502	$290,415

The following table sets forth an analysis of our allowance for loan losses for the three months ending June 30, 2014 and 2013.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2014 Allowance for loan losses:
Beginning balance	$937	$3,013	$699	$71	$107	$4,827
Provision for loan losses	(77)	165	15	5	42	150
Loans charged-off	—	—	(71)	(10)	—	(81)
Recoveries	42	11	3	1	—	57
Total ending allowance balance	$902	$3,189	$646	$67	$149	$4,953

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2013 Allowance for loan losses:
Beginning balance	$3,282	$2,584	$507	$81	$196	$6,650
Provision for loan losses	(714)	656	30	(3)	81	50
Loans charged-off	(653)	—	(19)	(6)	—	(678)
Recoveries	7	31	3	1	—	42
Total ending allowance balance	$1,922	$3,271	$521	$73	$277	$6,064

The following table sets forth an analysis of our allowance for loan losses for the six months ending June 30, 2014 and 2013.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2014 Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(577)	1,052	24	(8)	(216)	275
Loans charged-off	—	—	(90)	(13)	—	(103)
Recoveries	59	58	9	2	—	128
Total ending allowance balance	$902	$3,189	$646	$67	$149	$4,953

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2013 Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	746	590	(60)	(2)	26	1,300
Loans charged-off	(987)	(14)	(19)	(17)	—	(1,037)
Recoveries	7	60	11	2	—	80
Total ending allowance balance	$1,922	$3,271	$521	$73	$277	$6,064

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2014 and December 31, 2013.  As of June 30, 2014 and December 31, 2013, accrued interest receivable of $1.3 million is not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $355,000 and $280,000, respectively, are included in the following tables.

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2014 Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$147	$389	$60	$17	$—	$613
Collectively evaluated	755	2,800	586	50	149	4,340
Total ending allowance balance	$902	$3,189	$646	$67	$149	$4,953
Loans:
Individually evaluated for impairment	$2,617	$1,561	$1,261	$30	$—	$5,469
Collectively evaluated	43,095	181,378	76,006	5,507	—	305,986
Total ending loans balance	$45,712	$182,939	$77,267	$5,537	$—	$311,455

	(Dollars In Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2013 Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$676	$369	$307	$35	$—	$1,387
Collectively evaluated	744	1,710	396	51	365	3,266
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653
Loans:
Individually evaluated for impairment	$3,085	$2,021	$1,383	$36	$—	$6,525
Collectively evaluated	42,169	168,006	72,657	5,711	—	288,543
Total ending loans balance	$45,254	$170,027	$74,040	$5,747	$—	$295,068

The following table presents information related to impaired loans by class of loans as of June 30, 2014 and December 31, 2013. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands) June 30, 2014			(Dollars in Thousands) December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$783	$783	$—	$1,880	$1,880	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	111	111	—	843	843	—
Residential real estate	1,037	1,037	—	337	337	—
Consumer:
Auto	—	—	—	1	1	—
Other	—	—	—	—	—	—
Subtotal	1,931	1,931	—	3,061	3,061	—
With an allowance recorded:
Commercial	1,834	1,834	147	1,205	1,205	676
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,450	1,450	389	1,178	1,178	369
Residential real estate	224	224	60	1,046	1,046	307
Consumer:
Auto	17	17	17	21	21	21
Other	13	13	—	14	14	14
Subtotal	3,538	3,538	613	3,464	3,464	1,387
Total	$5,469	$5,469	$613	$6,525	$6,525	$1,387

Information on impaired loans for the three months ending June 30, 2014 and 2013 is as follows:

	(Dollars in Thousands) June 30, 2014			(Dollars in Thousands) June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$2,710	37	26	$6,287	99	52
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,547	20	15	7,607	120	13
Residential real estate	1,305	16	11	682	13	8
Consumer:
Auto	18	—	—	27	—	—
Other	13	—	—	4	—	—
Total	$5,593	$73	$52	$14,607	$232	$73

Information on impaired loans for the six months ending June 30, 2014 and 2013 is as follows:

	(Dollars in Thousands) June 30, 2014			(Dollars in Thousands) June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$2,851	68	53	$5,851	161	94
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,791	40	29	7,128	208	44
Residential real estate	1,322	31	20	528	16	9
Consumer:
Auto	19	1	—	28	1	—
Other	14	—	—	3	—	—
Total	$5,997	$140	$102	$13,538	$386	$147

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013 are summarized below:

	(Dollars in Thousands) As of June 30, 2014		(Dollars in Thousands) As of December 31, 2013
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$816	$—	$153
Commercial real estate:
Construction	—	—	—	—
Other	—	535	—	362
Residential real estate	42	473	—	643
Consumer:
Auto	—	17	—	22
Other	—	—	—	—
Total	$42	$1,841	$—	$1,180

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2014
Commercial	$181	$—	$688	$869	$44,843	$45,712
Commercial real estate:
Construction	—	—	—	—	15,668	15,668
Other	—	45	440	485	166,786	167,271
Residential real estate	68	23	513	604	76,663	77,267
Consumer:
Auto	—	—	—	—	2,088	2,088
Other	—	—	—	—	3,449	3,449
Total	$249	$68	$1,641	$1,958	$309,497	$311,455

	(Dollars In Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial	$53	$—	$—	$53	$45,201	$45,254
Commercial real estate:
Construction	—	—	—	—	15,052	15,052
Other	321	—	303	624	154,351	154,975
Residential real estate	98	66	574	738	73,302	74,040
Consumer:
Auto	6	1	—	7	2,537	2,544
Other	—	—	—	—	3,203	3,203
Total	$478	$67	$877	$1,422	$293,646	$295,068

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $4.4 million and $5.5 million as of June 30, 2014 and December 31, 2013, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. Of the 14 troubled debt restructurings reported at quarter end, 11 loans totaling $3.6 million were accruing and 3 loans totaling $806,000 were on nonaccrual status.

During the quarter ending June 30, 2014, one previously identified troubled debt restructuring was further modified and will continue the current amortization at the current interest rate, as the subject loan had matured. No other troubled debt restructurings were added during the second quarter of 2014.

The following table presents loans by class modified as troubled debt restructurings outstanding as of June 30, 2014:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	6	$3,326	$3,326
Commercial real estate:
Other	3	1,109	1,109
Residential real estate	4	757	759
Consumer	1	16	15
Total	14	$5,208	$5,209

The following table presents loans by class modified as troubled debt restructurings outstanding as of December 31, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	10	$2,716	$2,716
Commercial real estate:
Other	1	604	604
Residential real estate	3	841	854
Consumer other	1	16	15
Total	15	$4,177	$4,189

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2014:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial real estate	1	$924	$924
Total	1	$924	$924

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2013:

		(Dollars in thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial	4	$795	$1,195
Total	4	$795	$1,195

Specific allocations of $337,000 and $1.1 million were reported for troubled debt restructurings as of June 30, 2014 and December 31, 2013.  No payment defaults were reported for troubled debt restructurings during the quarter ending June 30, 2014 or June 30, 2013. Specific allocations of $1.9 million were reported for the troubled debt restructurings as of June 30, 2013. No charge offs were taken on troubled debt restructurings during the quarter ending June 30, 2014 or June 30, 2013.

The terms of certain other loans were modified during the six months ending June 30, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loans modified during the six months ending June 30, 2014 have a total recorded investment of $13.9 million as of June 30, 2014. The loans modified during the six months ending June 30, 2013 have a total recorded investment of $3.7 million as of June 30, 2013. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2014
Commercial	$41,754	$69	$3,889	$—	$45,712
Commercial real estate:
Construction	15,668	—	—	—	15,668
Other	159,994	—	7,277	—	167,271
Residential real estate	76,259	161	847	—	77,267
Consumer
Auto	2,088	—	—	—	2,088
Other	3,442	—	7	—	3,449
Total	$299,205	$230	$12,020	$—	$311,455

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$41,968	$77	$3,209	$—	$45,254
Commercial real estate:
Construction	15,052	—	—	—	15,052
Other	147,429	—	7,546	—	154,975
Residential real estate	72,264	164	1,612	—	74,040
Consumer:
Auto	2,543	—	1	—	2,544
Other	3,203	—	—	—	3,203
Total	$282,459	$241	$12,368	$—	$295,068

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, and certain municipal securities. The Company also has one Level 3 security. The fair value of this security is obtained directly from the broker which originally handled the security issue. The value is determined based on trades of similar securities with similar coupons.

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

Assets measured on a recurring basis:

	Fair Value Measurements at June 30, 2014 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,924
State and municipal		21,302
Agency mortgage-backed securities -residential		25,740
Trust preferred security			1,440
Corporate bonds		999
Total investment securities	—	$53,965	$1,440

	Fair Value Measurements at December 31, 2013 (Dollars in Thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities		$5,819
State and municipal		19,676
Agency mortgage-backed securities -residential		23,744
Trust preferred security		1,400
Corporate Bond		994
Total investment securities	—	$51,633	—

Assets measured on a non-recurring basis:

	Fair Value Measurements (Dollars in Thousands)
	June 30, 2014 Significant Unobservable Inputs (Level 3)	December 31, 2013 Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$26	$530
Commercial RE	243	808
Residential	157	739

Other real estate owned:
Commercial RE	$471	$516
Residential	127	317

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $761,000 at June 30, 2014 with a valuation allowance of $335,000.  Impaired loans had a principal balance of $3.5 million at December 31, 2013, with a valuation allowance of $1.4 million.  An increase in the provision for loan losses of $22,000 was recognized for the six months ended June 30, 2014, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $598,000 at June 30, 2014 and $833,000 at December 31, 2013.  Total writedowns of other real estate owned year to date June 30, 2014 and 2013, were $33,000 and $11,000 respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at June 30, 2014.

	June 30, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$26	Market Approach	Discounts to allow for market value of assets	(50.00%)
Commercial RE	243	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (34.08%)
Residential	157	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (11.94%)
Other real estate owned:
Commercial RE	471	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (44.24%)
Residential	127	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-69% (17.36%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2013.

	December 31, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$530	Market Approach	Discounts to allow for market value of assets	0%-50% (39.42%)
Commercial RE	808	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (24.92%)
Residential	739	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (18.43%)
Other real estate owned:
Residential	317	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-42.3% (21.47%)

Commercial RE	516	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	7.9%-54.5% (42.93%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at June 30, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$22,830	$22,830			$22,830
Loans held for sale	286		291		291
Loans, net of allowance	306,076			313,542	313,542
Accrued interest receivable	1,536		284	1,252	1,536
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$184,265	$150,376			$150,376
Time deposits	161,545		162,395		162,395
FHLB advances	22,000		21,868		21,868
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	239	13	226		239

		Fair Value Measurements at December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$37,062	$37,062			$37,062
Loans, net of allowance	288,338			295,850	295,850
Accrued interest receivable	1,554		274	1,280	1,554
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$183,569	$144,220			$144,220
Time deposits	159,382		160,284		160,284
FHLB advances	22,000		21,794		21,794
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	243	15	228		243

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2014 and 2013.

	Quarter ended June 30, 2014			Quarter ended June 30, 2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share:
Net income	$733			$788
Less: Dividends and accretion on preferred stock	(127)			(176)
Net income available to common shareholders	$606	1,968,777	$0.31	$612	1,968,777	$0.31

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	130,338		—	106,091

Diluted earnings per share

Net income available to common shareholders and assumed conversions	$606	2,099,115	$0.29	$612	2,074,868	$0.30

	Six months ended June 30, 2014			Six months ended June 30, 2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted- Average Shares	Per Share Amount
Basic earnings per share
Net income	$1,424			$903
Less: Dividends and accretion on preferred stock	(259)			(393)
Net income available to common shareholders	$1,165	1,968,777	$0.59	$510	1,968,777	$0.26

Effect of dilutive securities
Convertible preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	125,995		—	109,350
Diluted earnings per share

Net income available to common shareholders and assumed conversions	$1,165	2,094,772	$0.56	$510	2,078,127	$0.25

Stock options for 72,931 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2014 and 2013 because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of June 30, 2014 and 2013.  Common stock warrants totaled 254,218 as of June 30, 2014 and 2013.

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

Results of Operations

For the quarter ended June 30, 2014, we reported net income of $733,000 compared to net income of $788,000 in the second quarter of 2014, a decrease of $55,000.  Net income available to common shareholders was $606,000 or, $0.29 per diluted common share this quarter, compared to net income available to common shareholders of $612,000 or, $0.30 per diluted common share for the second quarter of 2013.  The decrease in net income is substantially attributable to an increase in the provision for loan losses of $100,000 net of income taxes.

For the six months ended June 30, 2014, the Company reported net income of $1.42 million, or $0.56 per diluted common share. This represents an increase of $521,000, or $0.31 per share, from the net income of $903,000 in the previous year. The increase in net income is primarily attributable to a decrease in provision for loan losses of $1 million partially offset by a decrease in net interest income of $194,000 and in increase in income tax expense of $249,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.69% for the six months ended June 30, 2014, compared to 0.44% in June 30, 2013.  Our annualized return on average equity was 7.90% for the six months ending June 30, 2014, compared to 4.64% for the six months ending June 30, 2013.

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

Net interest income for the quarter ended June 30, 2014 decreased $26,000, or 0.7%, compared to June 30, 2013. The decrease in net interest income was impacted by a reduction in interest expense of $69,000 combined with a decrease in interest income of $95,000. The decrease in interest income was created by a decrease in loan income for the quarter.

For the six months ended June 30, 2014, net interest income was $7.0 million, a decrease of $194,000, or 2.7%, from net interest income of $7.2 million for the comparable period in 2013.  Net interest income decreased as a result of a decrease in interest income of $342,000 offset by lower interest expense on deposits and borrowings of $148,000.  The decrease in interest income was created by a decline in the yield on loans.

The net interest margin for the three months ended June 30, 2014 was 3.74%, compared to 3.77% in 2013.  This decrease of 3 basis points is attributable primarily to a decline in the yield on loans from 5.28% in the second quarter of 2013 to 5.13% in the second quarter of 2014. Loan yields have declined as maturing loans were repriced at a lower rate, as well as increased competition for new loans that has resulted in lower rates.

The following tables set forth for the quarter and six months ended June 30, 2014 and 2013, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Quarter ended June 30,

	2014			2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$26,794	$13	0.19%	$29,674	$17	0.23%
Available-for-sale securities (1)
Taxable	34,867	151	1.74%	30,892	101	1.31%
Nontaxable (1)	20,281	252	4.98%	19,540	248	5.10%
Federal Home Loan Bank stock	2,025	20	3.96%	2,025	21	4.20%
Loans receivable (2)	303,489	3,879	5.13%	305,532	4,022	5.28%
Total interest earning assets	387,456	4,315	4.47%	387,663	4,409	4.56%
Non-interest earning assets	32,174			31,577
Total Assets	$419,630			$419,240

Interest-bearing liabilities:
NOW accounts	$105,134	108	0.41%	$78,464	$81	0.41%
Money market accounts	23,212	20	0.34%	21,441	17	0.33%
Savings accounts	17,931	10	0.22%	15,785	9	0.23%
Time deposits	163,543	413	1.01%	187,463	518	1.11%
Total interest-bearing deposits	309,820	551	0.71%	303,153	625	0.83%
Borrowings	25,300	126	2.00%	28,542	121	1.70%
Subordinated debentures	5,000	24	1.92%	5,000	24	1.96%
Total interest-bearing liabilities	340,120	701	0.83%	336,695	770	0.92%
Non-interest bearing deposits	41,123			42,584
Other liabilities	1,886			1,608
Total liabilities	383,129			380,887
Stockholders’ equity	36,501			38,353
Total Liabilities and Stockholders’ Equity	$419,630			$419,240
Net interest income		$3,614			$3,639

Net interest spread (1)			3.64%			3.64%
Net interest margin (1) (3)			3.74%			3.77%
Return on average assets ratio			0.70%			0.75%
Return on average equity ratio			8.05%			8.24%
Average equity to assets ratio			8.70%			9.15%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Six months ended June 30,

	2014			2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$25,279	$25	0.20%	$30,181	$33	0.22%
Available-for-sale securities (1)
Taxable	33,634	292	1.75%	29,686	196	1.33%
Nontaxable (1)	20,085	500	5.02%	19,536	504	5.20%
Federal Home Loan Bank stock	2,025	40	3.98%	2,025	43	4.27%
Loans, net (2)	303,464	7,722	5.13%	304,741	8,147	5.39%
Total interest earning assets	384,487	8,579	4.50%	386,169	8,923	4.66%
Non-interest earning assets	32,386			32,357
Total Assets	$416,873			$418,526

Interest-bearing liabilities:
NOW accounts	$105,288	$218	0.42%	$77,517	$149	0.39%
Money market accounts	23,559	40	0.34%	22,127	38	0.35%
Savings accounts	17,339	20	0.23%	15,721	18	0.23%
Time deposits	161,356	816	1.02%	186,118	1,047	1.13%
Total interest-bearing deposits	307,542	1,094	0.72%	301,483	1,252	0.84%
Borrowings	25,045	243	1.96%	28,153	231	1.65%
Subordinated debentures	5,000	47	1.90%	5,000	49	1.96%
Total interest-bearing liabilities	337,587	1,384	0.83%	334,636	1,532	0.92%
Non-interest bearing deposits	40,987			42,632
Other liabilities	1,941			2,004
Total liabilities	380,515			379,272
Stockholders’ equity	36,358			39,254
Total Liabilities and Stockholders’ Equity	$416,873			$418,526
Net interest income		$7,195			$7,391

Net interest spread (1)			3.67%			3.74%
Net interest margin (1) (3)			3.77%			3.86%
Return on average assets ratio			0.69%			0.44%
Return on average equity ratio			7.90%			4.64%
Average equity to assets ratio			8.72%			9.38%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2014 and 2013.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30,
	2014 Vs. 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	$(3)	$(5)	$(8)
Available-for-sale securities:
Taxable	70	26	96
Nontaxable (1)	(18)	14	(4)
FHLB stock	(3)	—	(3)
Loans, net	(391)	(34)	(425)
Total net change in income on interest-earning assets	(345)	1	(344)

Interest-bearing liabilities:
NOW accounts	16	53	69
Money market accounts	—	2	2
Savings accounts	—	2	2
Time deposits	(92)	(139)	(231)
FHLB and other borrowings	38	(26)	12
Subordinated debentures	(2)	—	(2)
Total net change in expense on interest-bearing liabilities	(40)	(108)	(148)

Net change in net interest income	$(305)	$109	$(196)

Percentage change	155.61%	(55.61)%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

A $150,000 provision for loan losses was recorded for the second quarter of 2014, an increase of $100,000, from $50,000 in the second quarter of 2013.  Net charge-offs were $24,000 for the second quarter of 2014 compared to $636,000 in the second quarter of 2013.

Provision expense for the six months ended June 30, 2014 decreased $1.0 million, from $1.3 million to $275,000 due to reduced net charge-offs. Net recoveries were $25,000 for the six months ended June 30, 2014 compared to net charge-offs of $957,000 for the six months ended June 30, 2013.

Non-Interest Income

Non-interest income for the three months ended June 30, 2014 decreased $37,000, or 4.7%, compared to the three months ended June 30, 2013, primarily due to a decline in gains on sale of mortgage loans of $27,000 from the prior year.

Non-interest income for the six months ended June 30, 2014 decreased $127,000 or 8.4% compared to the six months ended June 30, 2013. Gain on sale of mortgage loans declined $85,000 and service charge income declined $55,000 in the period to period comparison, while securities gains increased $37,000.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2014 decreased $46,000, or 1.4%, compared to the three months ended June 30, 2013, due to a decrease in legal and collection expenses.

Non-interest expense was $6.2 million for the six months ended June 30, 2014, a decrease of $100,000, or 1.6%, from $6.3 million in the same period of 2013. Data processing expenses decreased $56,000 and other operating expenses, primarily collection expense, decreased $256,000, while salaries and employee benefits increased $155,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2014 and 2013.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2014 and 2013. The effective tax rate for the second quarter of 2014 was 27.0% compared to a 29.7% effective tax rate for the second quarter of 2013. The effective tax rate year-to-date was 26.7% compared to 23.1% for 2013. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2014 were $414.8 million, an increase of $4.6 million from $410.2 million at December 31, 2013.  Average assets during the second quarter were $419.6 million, an increase of 0.1%, or $400,000, from $419.2 million in the second quarter of 2013.  Average interest earning assets decreased 0.1%, or $200,000, from $387.7 million in the second quarter of 2013 to $387.5 million in the second quarter of 2014.

Loans

Loans increased $16.4 million, or 5.6%, from $295.1 million at December 31, 2013 to $311.5 million at June 30, 2014.  Total loans averaged $303.5 million the second quarter of 2014, compared to $305.5 million the second quarter of 2013, a decrease of $2.0 million, or 0.7%.  We experienced increases in commercial real estate and residential real estate loans during the first six months of the year compared to 2013.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2014		December 31, 2013
		% of Total Loans		% of Total Loans
Commercial and agricultural	$45,712	14.68%	$45,254	15.34%
Commercial real estate	182,939	58.74%	170,027	57.62%
Residential real estate	77,267	24.81%	74,040	25.09%
Consumer	5,537	1.77%	5,747	1.95%
	$311,455	100.00%	$295,068	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of June 30, 2014, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.7 million to $8.9 million.  The aggregate amount of these credit relationships was $97.7 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2014.

As of June 30, 2014, we had $15.6 million of participations in loans purchased from, and $13.3 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2014.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of June 30, 2014	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$16,989	$24,761	$3,962	$45,712
Commercial real estate	28,337	99,507	55,095	182,939
Residential real estate	6,400	33,348	37,519	77,267
Consumer	1,972	3,497	68	5,537
Total	$53,698	$161,113	$96,644	$311,455

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

The allowance for loans losses at June 30, 2014 was $5.0 million, or 1.59% of total loans, compared to $4.7 million, or 1.58% of total loans as of December 31, 2013. The allowance increased slightly due to a growth in loans during the second quarter of 2014.

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2014 and 2013.

	(Dollars in Thousands)
	June 30,
	2014	2013
Balance at beginning of period	$4,653	$5,721
Provision for loan losses	275	1,300
Amounts charged off:
Commercial	—	987
Commercial real estate	—	14
Residential real estate	90	19
Consumer	13	17
Total loans charged off	103	1,037
Recoveries of amounts previously charged off:
Commercial	59	7
Commercial real estate	58	60
Residential real estate	9	11
Consumer	2	2
Total recoveries	128	80
Net charge-offs (recoveries)	(25)	957
Balance at end of period	$4,953	$6,064
Total loans, net of unearned income:
YTD Average	$303,464	$304,741
At June 30	$311,455	$306,397
As a percentage of YTD average loans:
Net charge-offs (recoveries), annualized	(0.02)%	0.63%
Provision for loan losses, annualized	0.18%	0.85%

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2014	December 31, 2013
Non-accrual loans	$1,035	$1,026
Loans 90+ days past due/accruing	42	—
Restructured loans on non-accrual	806	154
Total non-performing loans	1,883	1,180
Other real estate owned	598	833
Total non-performing assets	$2,481	2,013

Allowance for loan losses	$4,953	$4,653
Non-performing assets to total assets	0.60%	0.49%
Net charge-offs YTD to average YTD total loans, annualized	(0.02)%	1.22%
Allowance for loan losses to non-performing loans	263.04%	394.3%
Allowance for loan losses to total loans	1.59%	1.58%

Non-performing assets totaled $2.5 million at June 30, 2014, compared to $2.0 million at December 31, 2013, an increase of $468,000. Payoffs and paydowns of $538,000 included the disposition of four other real estate owned properties sold for $217,000, and four loans totaling $71,000 were charged off, but these decreases were offset by the addition of $188,000 in commercial real estate loans, $688,000 in commercial loans, and $201,000 in residential real estate loans.

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

	(Dollars in Thousands)
	June 30, 2014		December 31, 2013
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses
Commercial and agriculture	$2,617	$147	$3,085	$676
Commercial real estate	1,561	389	2,021	369
Residential real estate	1,261	60	1,383	307
Consumer and other	30	17	36	35
Impaired Loans	5,469	613	6,525	1,387

Loans collectively evaluated for impairment	305,986	4,340	288,543	3,266
Total	311,455	$4,953	295,068	$4,653

The decrease in impaired loans during the six months ending June 30, 2014 is primarily attributed to a $598,000 commercial real estate loan and a $238,000 commercial loan that are no longer being evaluated for impairment, along with the payoff of a $148,000 in residential real estate loans, that are offset by the addition of $188,000 in commercial real estate loans and $201,000 in residential real estate loans that are now evaluated for impairment as of June 30, 2014.  These changes in the composition of the loans individually evaluated for impairment, the changes in the underlying collateral values and current values of future cash flows used in the evaluation of these loans, and the overall growth in the loan portfolio during the period resulted in a $1.1 million increase in the loans collectively evaluated for impairment from December 31, 2013 to June 30, 2014.

Summary of Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	June 30, 2014		December 31, 2013
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Commercial and agricultural	$902	14.68%	$1,420	15.34%
Commercial real estate	3,189	58.74%	2,079	57.62%
Residential real estate	646	24.81%	703	25.09%
Consumer and other	67	1.77%	86	1.95%
Unallocated	149	0.00%	365	0.00%
Total allowance for loan losses	$4,953	100.00%	$4,653	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance decreased from $365,000 at December 31, 2013 to $149,000 at June 30, 2014 due to changes in qualitative factors assigned to specific pools of loans based on the unique risk factors of these pools.

We believe that the allowance for loan losses of $5.0 million at June 30, 2014 is adequate to absorb probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions about the quality of our loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $53.7 million for the first six months of 2014, compared to $49.2 million for 2013.  The table below presents the carrying value of securities by major category.

	(Dollars in Thousands)
	June 30, 2014	December 31, 2013
U.S. Government agencies and government sponsored entities	$5,924	$5,819
Municipal securities	21,302	19,676
Agency mortgage-backed securities-residential	25,740	23,744
Trust preferred security	1,440	1,400
Corporate bond	999	994
Total available-for-sale securities	$55,405	$51,633

The table below presents the maturities and yield characteristics of securities as of June 30, 2014.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
June 30, 2014	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$3,991	$2,000	$—	$5,991	$5,924
Municipal securities	534	4,100	8,978	7,002	20,614	21,302
Agency mortgage-backed securities: (1)	124	20,555	3,773	1,092	25,544	25,740
Trust preferred security	—	—	—	1,874	1,874	1,440
Corporate bond	—	—	1,000	—	1,000	999
Total available-for-sale securities	$658	$28,646	$15,751	$9,968	$55,023	$55,405

Percent of total	1.2%	52.1%	28.6%	18.1%	100.0%
Weighted average yield(2)	4.86%	2.34%	3.45%	3.94%	2.98%

(1) Agency mortgage-backed securities (residential) are grouped into average lives based on June 2014 prepayment projections.

(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

The Trust Preferred security category consist of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market. No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled. All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rate changes in the market and market illiquidity. The Company does not intend to sell these securities and does not believe it will be required to sell these securities.

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at June 30, 2014 were $345.8 million, an increase of $2.8 million, or 0.8%, compared to $343.0 million at December 31, 2013.  Total deposits averaged $350.9 million the second quarter of 2014, an increase of $5.2 million, or 1.5%, compared to $345.7 million during the second quarter of 2013.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits of $100,000 or more totaled $63.6 million at June 30, 2014, compared to $56.8 million at December 31, 2013.  Interest expense on time deposits of $100,000 or more was $330,000 for the six month ended June 30, 2014, compared to $399,000 for the six months ended June 30, 2013.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of June 30, 2014.

(Dollars in Thousands)
June 30, 2014
Three months or less	$17,826
Over three through six months	33,878
Over six through twelve months	33,036
Over one year through three years	60,402
Over three years through five years	106
Over five years	16,297
Total	$161,545

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of June 30, 2014:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000
			$22,000

At June 30, 2014, we had available collateral to borrow an additional $39.3 million from the FHLB.

Other Borrowings.

In 2013, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $5.0 million, matures November 26, 2014, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock.  As of June 30, 2014, the line had a balance of $3.3 million.

At June 30, 2014, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of June 30, 2014.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of June 30, 2014 was 1.88%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At June 30, 2014, total shareholders’ equity was $36.8 million compared to $38.3 million at December 31, 2013, a decrease of $1.5 million.  During the first quarter of 2014, the Company paid $3.3 million to repurchase the remaining 93 shares of the Series A preferred stock that the Company had issued to the Treasury in 2008 under the TARP Capital Purchase Program.  No common dividends have been paid during 2014.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of June 30, 2014 and December 31, 2013.

Our capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2014	December 31, 2013
Tier 1 leverage ratio	8.90%	9.57%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Tier 1 risk-based capital ratio	11.44%	12.56%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	N/A	N/A
Total risk-based capital ratio	12.69%	13.81%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	N/A	N/A

The Bank’s capital ratios (calculated in accordance with regulatory guidelines) were as follows:

	June 30, 2014	December 31, 2013
Tier 1 leverage ratio	9.66%	9.62%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	5.00%	5.00%
Tier 1 risk-based capital ratio	12.42%	12.58%
Regulatory minimum	4.00%	4.00%
“Well-capitalized” minimum	6.00%	6.00%
Total risk-based capital ratio	13.67%	13.83%
Regulatory minimum	8.00%	8.00%
“Well-capitalized” minimum	10.00%	10.00%

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

At June 30, 2014, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 8.71% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 0.78%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2014 - June 2015

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,278,157	3,198,833	21.21%
+300	17,331,104	2,251,779	14.93%
+200	16,392,210	1,312,886	8.71%
Base	15,079,324	0	0.00%
-200	14,962,159	-117,166	-0.78%

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                       Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the six months ended June 30, 2014 and June 30, 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2014 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date:	August 7, 2014	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

	August 7, 2014	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer