Form 10-Q
period 2014-09-30
CITIZENS FIRST CORP
filed 2014-11-06
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

1,968,777 shares of Common Stock, no par value, were outstanding at November 6, 2014.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	September 30, 2014	December 31, 2013
	Unaudited
Assets
Cash and due from financial institutions	$9,010	$8,572
Federal funds sold	4,230	28,490
Cash and cash equivalents	13,240	37,062
Available-for-sale securities	62,248	51,633
Loans, net of allowance for loan losses of $4,903 and $4,653 at September 30, 2014 and December 31, 2013, respectively	305,974	290,415
Premises and equipment, net	10,801	11,054
Bank owned life insurance (BOLI)	7,947	7,806
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,638	1,554
Deferred income taxes	1,596	2,279
Goodwill	4,097	4,097
Core deposit intangible	417	665
Other real estate owned	588	833
Other assets	446	752
Total Assets	$411,017	$410,175
Liabilities
Deposits
Noninterest bearing	$42,579	$39,967
Savings, NOW and money market	138,214	143,602
Time	156,392	159,382
Total deposits	337,185	342,951
FHLB advances and other borrowings	29,000	22,000
Subordinated debentures	5,000	5,000
Accrued interest payable	231	243
Other liabilities	1,967	1,634
Total Liabilities	373,383	371,828
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at September 30, 2014 and December 31, 2013, respectively	7,659	7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $0 and $3,266; issued and outstanding 0 shares at September 30, 2014 and 93 shares at December 31, 2013	—	3,266
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2014 and December 31, 2013, respectively	27,072	27,072
Retained earnings	2,617	653
Accumulated other comprehensive income (loss)	286	(303)
Total stockholders’ equity	37,634	38,347
Total liabilities and stockholders’ equity	$411,017	$410,175

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2014	September 30, 2013
Interest and dividend income
Loans	$4,006	$4,076
Taxable securities	158	106
Non-taxable securities	161	164
Federal funds sold and other	29	35
Total interest and dividend income	4,354	4,381
Interest expense
Deposits	526	606
FHLB advances and other	125	116
Subordinated debentures	24	25
Total interest expense	675	747
Net interest income	3,679	3,634
Provision for loan losses	—	900
Net interest income after provision for loan losses	3,679	2,734
Non-interest income
Service charges on deposit accounts	300	341
Other service charges and fees	198	156
Gain on sale of mortgage loans	76	81
Non-deposit brokerage fees	67	91
Lease income	76	74
BOLI income	47	53
Total non-interest income	764	796
Non-interest expenses
Salaries and employee benefits	1,519	1,382
Net occupancy expense	501	499
Advertising and public relations	74	70
Professional fees	137	201
Data processing services	250	280
Franchise shares and deposit tax	146	146
FDIC insurance	73	150
Core deposit intangible amortization	82	84
Postage and office supplies	54	35
Other real estate owned expenses	10	7
Other	295	425
Total non-interest expenses	3,141	3,279
Income before income taxes	1,302	251
Income taxes	372	18
Net income	930	233
Dividends and accretion on preferred stock	131	178
Net income available for common stockholders	$799	$55
Basic earnings per common share	$0.41	$0.03
Diluted earnings per common share	$0.38	$0.02

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2014	September 30, 2013
Interest and dividend income
Loans	$11,728	$12,223
Taxable securities	450	302
Non-taxable securities	493	498
Federal funds sold and other	94	111
Total interest and dividend income	12,765	13,134
Interest expense
Deposits	1,620	1,859
FHLB advances and other	368	347
Subordinated debentures	71	73
Total interest expense	2,059	2,279
Net interest income	10,706	10,855
Provision for loan losses	275	2,200
Net interest income after provision for loan losses	10,431	8,655
Non-interest income
Service charges on deposit accounts	857	953
Other service charges and fees	492	452
Gain on sale of mortgage loans	151	241
Non-deposit brokerage fees	211	234
Lease income	225	223
BOLI income	141	170
Gain on sale of securities available-for-sale (includes $74 in 2014 and $37 in 2013 comprehensive income reclassifications for unrealized net gains on available-for-sale securities)	74	37
Total non-interest income	2,151	2,310
Non-interest expenses
Salaries and employee benefits	4,532	4,240
Net occupancy expense	1,462	1,425
Advertising and public relations	250	258
Professional fees	439	539
Data processing services	731	817
Franchise shares and deposit tax	437	428
FDIC insurance	224	261
Core deposit intangible amortization	248	253
Postage and office supplies	164	113
Other real estate owned expenses	67	38
Other	782	1,168
Total non-interest expenses	9,336	9,540
Income before income taxes	3,246	1,425
Income taxes	892	289
Net income	2,354	1,136
Dividends and accretion on preferred stock	390	571
Net income available for common stockholders	$1,964	$565
Basic earnings per common share	$1.00	$0.29
Diluted earnings per common share	$0.94	$0.27

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2014	September 30, 2013
Comprehensive income (loss), net of tax
Net income	$930	$233
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net	—	—
Change in unrealized gain on available for sale securities, net of $18 taxes in 2014 and $87 in 2013	34	257
Total other comprehensive income	34	257
Comprehensive income	$964	$490

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2014	September 30, 2013

Comprehensive income (loss), net of tax
Net income	$2,354	$1,136
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net	(49)	(24)
Change in unrealized gain (loss) on available for sale securities, net of $254 taxes in 2014 and $256 in 2013	638	(752)
Total other comprehensive income (loss)	589	(776)
Comprehensive income	$2,943	$360

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			1,136		1,136
Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	41		(41)		—
Change in other comprehensive loss				(776)	(776)
Dividend declared and paid on preferred stock			(530)		(530)

Balance, September 30, 2013	$10,918	$27,072	$134	$(30)	$38,094

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			2,354		2,354
Repayment of 93 shares Series A preferred stock	(3,266)				(3,266)
Change in other comprehensive income				589	589
Dividend declared and paid on preferred stock			(390)		(390)

Balance, September 30, 2014	$7,659	$27,072	$2,617	$286	$37,634

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine months ended
	(In Thousands)
	September 30, 2014	September 30,2013
Operating Activities
Net income	$2,354	$1,136
Items not requiring (providing) cash:
Depreciation and amortization	410	467
Provision for loan losses	275	2,200
Amortization of premiums and discounts on securities	221	263
Amortization of core deposit intangible	248	253
Deferred income taxes	379	543
BOLI income	(141)	(170)
Proceeds from sale of mortgage loans	5,273	9,853
Origination of mortgage loans held for sale	(5,121)	(9,667)
Gains on sales of available-for-sale securities	(74)	(37)
Gains on sales of mortgage loans	(151)	(241)
Write-downs and losses on sale of other real estate owned	34	13
Gain on sale premises and equipment	(15)	(9)
Changes in:
Accrued interest receivable	(84)	12
Other assets	305	626
Accrued interest payable and other liabilities	321	(225)
Net cash provided by operating activities	4,234	5,017
Investing Activities
Loan originations and payments, net	(16,064)	(6,177)
Purchase of premises and equipment	(169)	(71)
Proceeds from maturities of available-for-sale securities	4,706	7,105
Proceeds from sales of available-for-sale securities	5,888	1,089
Proceeds from sales of other real estate owned	440	85
Purchase of available-for-sale securities	(20,463)	(13,398)
Proceeds from sales of premises and equipment	28	9
Net cash used in investing activities	(25,634)	(11,358)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(2,776)	8,292
Net change in time deposits	(2,990)	(2,392)
Repayment of TARP preferred stock	(3,266)	(3,301)
Proceeds from other borrowings	7,000	2,000
Dividends paid on preferred stock	(390)	(530)
Net cash (used in) provided by financing activities	(2,422)	4,069
Decrease in Cash and Cash Equivalents	(23,822)	(2,272)
Cash and Cash Equivalents, Beginning of Year	37,062	34,799
Cash and Cash Equivalents, End of Quarter	$13,240	$32,527
Supplemental Cash Flows Information
Interest paid	$2,071	$2,247
Income taxes paid	$225	$270
Loans transferred to other real estate owned	$230	$454

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
U. S. government agencies and government sponsored entities	$5,992	$—	$(80)	$5,912
State and municipal	23,203	850	(96)	23,957
Agency mortgage-backed securities: residential	29,743	254	(104)	29,893
Trust preferred security	1,875	—	(395)	1,480
Corporate bonds	1,000	6	—	1006
Total Available-for-Sale Securities	$61,813	$1,110	$(675)	$62,248
December 31, 2013

U. S. government agencies and government sponsored entities	$6,001	$—	$(182)	$5,819
State and municipal	19,394	547	(265)	19,676
Agency mortgage-backed securities: residential	23,825	172	(253)	23,744
Trust preferred security	1,872	—	(472)	1,400
Corporate bonds	1,000	—	(6)	994
Total Available-for-Sale Securities	$52,092	$719	$(1,178)	$51,633

The amortized cost and fair value of investment securities at September 30, 2014 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2014
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$535	$542
Due from one to five years	9,739	9,913
Due from five to ten years	13,875	14,138
Due after ten years	7,921	7,762
Agency mortgage-backed: residential	29,743	29,893
Total	$61,813	$62,248

The following table summarizes the investment securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2014:
U.S. government agencies and government sponsored entities	$991	$(2)	$4,921	$(78)	$5,912	$(80)
State and municipal	1,833	(2)	2,516	(94)	4,349	(96)
Agency mortgage-backed: residential	12,820	(45)	1,693	(59)	14,513	(104)
Trust preferred security	—	—	1,480	(395)	1,480	(395)
Total temporarily impaired	$15,644	$(49)	$10,610	$(626)	$26,254	$(675)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2013:
U.S. government agencies and government sponsored entities	$4,882	$(119)	$937	$(63)	$5,819	$(182)
State and municipal	3,988	(128)	844	(137)	4,832	(265)
Agency mortgage-backed: residential	12,977	(253)	—	—	12,977	(253)
Trust preferred security	—	—	1,400	(472)	1,400	(472)
Corporate bonds	994	(6)	—	—	994	(6)
Total temporarily impaired	$22,841	$(506)	$3,181	$(672)	$26,022	$(1,178)

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

Approximately 60% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at September 30, 2014, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2014	December 31, 2013
Commercial	$42,136	$45,254
Commercial real estate:
Construction	15,270	15,052
Other	169,139	154,975
Residential real estate	79,435	74,040
Consumer:
Auto	1,953	2,544
Other	2,944	3,203
Total Loans	310,877	295,068
Less Allowance for loan losses	(4,903)	(4,653)
Net loans	$305,974	$290,415

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2014 and 2013.

	(Dollars in Thousands)
September 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$902	$3,189	$646	$67	$149	$4,953
Provision for loan losses	(80)	37	52	(10)	1	—
Loans charged-off	—	(13)	(83)	(2)	—	(98)
Recoveries	34	11	3	—	—	48
Total ending allowance balance	$856	$3,224	$618	$55	$150	$4,903

	(Dollars in Thousands)
September 30, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,922	$3,271	$521	$73	$277	$6,064
Provision for loan losses	(286)	967	53	16	150	900
Loans charged-off	—	(2,169)	(21)	(8)	—	(2,198)
Recoveries	15	32	5	2	—	54
Total ending allowance balance	$1,651	$2,101	$558	$83	$427	$4,820

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2014 and 2013.

	(Dollars in Thousands)
September 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(657)	1,090	75	(18)	(215)	275
Loans charged-off	—	(14)	(172)	(15)	—	(201)
Recoveries	93	69	12	2	—	176
Total ending allowance balance	$856	$3,224	$618	$55	$150	$4,903

	(Dollars in Thousands)
September 30, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	460	1,558	(7)	13	176	2,200
Loans charged-off	(987)	(2,183)	(40)	(24)	—	(3,234)
Recoveries	22	91	16	4	—	133
Total ending allowance balance	$1,651	$2,101	$558	$83	$427	$4,820

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2014 and December 31, 2013.  As of September 30, 2014 and December 31, 2013, accrued interest receivable of $1.3 million is not considered significant and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $365,000 and $280,000, respectively, are included in the following tables.

	(Dollars in Thousands)
September 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$217	$266	$5	$13	$—	$501
Collectively evaluated	639	2,958	613	42	150	4,402
Total ending allowance balance	$856	$3,224	$618	$55	$150	$4,903
Loans:
Individually evaluated for impairment	$2,869	$1,432	$1,098	$26	$—	$5,425
Collectively evaluated	39,267	182,977	78,337	4,871	—	305,452
Total ending loans balance	$42,136	$184,409	$79,435	$4,897	$—	$310,877

	(Dollars in Thousands)
December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$676	$369	$307	$35	$—	$1,387
Collectively evaluated	744	1,710	396	51	365	3,266
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653
Loans:
Individually evaluated for impairment	$3,085	$2,021	$1,383	$36	$—	$6,525
Collectively evaluated	42,169	168,006	72,657	5,711	—	288,543
Total ending loans balance	$45,254	$170,027	$74,040	$5,747	$—	$295,068

The following table presents information related to impaired loans by class of loans as of September 30, 2014 and December 31, 2013. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$1,258	$1,258	$—	$1,880	$1,880	$—
Commercial real estate:
Construction	29	29	—	—	—	—
Other	106	106	—	843	843	—
Residential real estate	1,027	1,027	—	337	337	—
Consumer:
Auto	—	—	—	1	1	—
Other	—	—	—	—	—	—
Subtotal	$2,420	$2,420	$—	$3,061	$3,061	$—
With an allowance recorded:
Commercial	$1,611	$1,611	$217	$1,205	$1,205	$676
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,297	1,297	266	1,178	1,178	369
Residential real estate	71	71	5	1,046	1,046	307
Consumer:
Auto	13	13	13	21	21	21
Other	13	13	—	14	14	14
Subtotal	$3,005	$3,005	$501	$3,464	$3,464	$1,387
Total	$5,425	$5,425	$501	$6,525	$6,525	$1,387

Information on impaired loans for the three months ending September 30, 2014 and 2013 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2014			September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$2,743	$36	$24	$5,283	$67	$36
Commercial real estate:
Construction	14	—	—	—	—	—
Other	1,482	20	14	6,750	163	39
Residential real estate	1,180	14	9	826	17	12
Consumer:
Auto	15	—	—	23	1	—
Other	13	—	—	9	—	—
Total	$5,447	$70	$47	$12,891	$248	$87

Information on impaired loans for the nine months ending September 30, 2014 and 2013 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2014			September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$2,977	$103	$77	$5,158	$207	$130
Commercial real estate:
Construction	14	1	1	—	—	—
Other	1,712	57	42	6,522	371	83
Residential real estate	1,241	40	28	548	28	19
Consumer:
Auto	17	1	—	27	1	—
Other	14	1	1	9	—	—
Total	$5,975	$203	$149	$12,264	$607	$232

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	September 30, 2014		December 31, 2013
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$785	$—	$153
Commercial real estate:
Construction	29	—	—	—
Other	—	384	—	362
Residential real estate	—	358	—	643
Consumer:
Auto	—	13	—	22
Other	—	—	—	—
Total	$29	$1,540	$—	$1,180

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2014
Commercial	$—	$—	$670	$670	$41,466	$42,136
Commercial real estate:
Construction	—	—	29	29	15,241	15,270
Other	—	—	339	339	168,800	169,139
Residential real estate	—	—	357	357	79,078	79,435
Consumer:
Auto	—	—	—	—	1,953	1,953
Other	3	—	—	3	2,941	2,944
Subtotal	$3	$—	$1,395	$1,398	$309,479	$310,877

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Commercial	$53	$—	$—	$53	$45,201	$45,254
Commercial real estate:
Construction	—	—	—	—	15,052	15,052
Other	321	—	303	624	154,351	154,975
Residential real estate	98	66	574	738	73,302	74,040
Consumer:
Auto	6	1	—	7	2,537	2,544
Other	—	—	—	—	3,203	3,203
Subtotal	$478	$67	$877	$1,422	$293,646	$295,068

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $4.7 million and $5.5 million as of September 30, 2014 and December 31, 2013, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 15 troubled debt restructurings reported at quarter end, 12 loans totaling $3.9 million were accruing and 3 loans totaling $797,000 were on nonaccrual status.

The following table presents loans by class modified as troubled debt restructurings outstanding as of September 30, 2014 and December 31, 2013:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded	Number of Loans	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded
	September 30, 2014			December 31, 2013
Troubled Debt Restructurings:
Commercial	7	$3,992	$3,992	10	$2,716	$2,716
Commercial real estate:
Other	3	1,109	1,109	1	604	604
Residential real estate	4	757	759	3	841	854
Consumer	1	16	15	1	16	15
Total	15	$5,874	$5,875	15	$4,177	$4,189

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending September 30, 2014 and 2013:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded	Number of Loans	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded
	September 30, 2014			September 30, 2013
Troubled Debt Restructurings:
Commercial	1	$666	$666	5	$1,922	$2,272
Commercial real estate:
Other	—	—	—	1	604	604
Residential real estate	—	—	—	1	71	72
Consumer	—	—	—	1	16	15
Total	1	$666	$666	8	$2,613	$2,963

The following table presents loans by class modified as troubled debt restructurings that occurred year to date as of September 30, 2014 and 2013:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded	Number of Loans	Pre- Modification Outstanding Recorded	Post- Modification Outstanding Recorded
	September 30, 2014			September 30, 2013
Troubled Debt Restructurings:
Commercial	1	$666	$666	8	$2,069	$2,419
Commercial real estate:
Other	1	924	924	1	604	604
Residential real estate	1	15	15	2	181	194
Consumer	—	—	—	1	16	15
Total	3	$1,605	$1,605	12	$2,870	$3,232

Specific allocations of $424,000 and $1.1 million were reported for troubled debt restructurings as of September 30, 2014 and December 31, 2013. Specific allocations of $1.1 million were reported for the troubled debt restructurings as of September 30, 2013.

No payment defaults were reported for troubled debt restructurings during the nine months ending September 30, 2014 or September 30, 2013. No charge offs were taken on troubled debt restructurings during the nine months ending September 30, 2014. A partial charge off of $576,000 was taken during the quarter ending September 30, 2013 on a previously reported troubled debt restructuring, with total charge offs of $885,000 of trouble debt restructurings taken in the nine months ending September 30, 2013.

The terms of certain other loans were modified during the nine months ending September 30, 2014 and 2013 that did not meet the definition of a troubled debt restructuring. These loans modified during the nine months ending September 30, 2014 have a total recorded investment of $13.3 million as of September 30, 2014, of which $2.3 million were modified in the quarter ending September 30, 2014. These loans modified during the nine months ending September 30, 2013 have a total recorded investment of $2.8 million as of September 30, 2013, of which $1.3 million were modified in the quarter ending September 30, 2013.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2014
Commercial	$38,729	$69	$3,338	$—	$42,136
Commercial real estate:
Construction	15,270	—	—	—	15,270
Other	162,596	1,972	4,571	—	169,139
Residential real estate	78,527	158	750	—	79,435
Consumer:
Auto	1,953	—	—	—	1,953
Other	2,931	—	13	—	2,944
Total	$300,006	$2,199	$8,672	$—	$310,877

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$41,968	$77	$3,209	$—	$45,254
Commercial real estate:
Construction	15,052	—	—	—	15,052
Other	147,429	—	7,546	—	154,975
Residential real estate	72,264	164	1,612	—	74,040
Consumer:
Auto	2,543	—	1	—	2,544
Other	3,203	—	—	—	3,203
Total	$282,459	$241	$12,368	$—	$295,068

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

Assets measured on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$5,912			$5,819
State and municipal		23,957			19,676
Agency mortgage-backed securites-residential		29,893			23,744
Trust preferred security			1,480		1,400
Corporate bonds		1,006			994
Total investment securities	$—	$60,768	$1,480	$—	$51,633	$—

Assets measured on a non-recurring basis:

	Fair Value Measurement
	(Dollars in Thousands)
	September 30, 2014	December 31, 2013
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$574	$530
Commercial RE	219	808
Residential	58	739

Other real estate owned:
Commercial RE	$588	$516
Residential	—	317

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $1.1 million at September 30, 2014 with a valuation allowance of $254,000.  Impaired loans had a principal balance of $3.5 million at December 31, 2013, with a valuation allowance of $1.4 million.  A decrease in the provision for loan losses of $256,000 was recognized for the nine months ended September 30, 2014, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $588,000 at September 30, 2014 and $833,000 at December 31, 2013.  Total writedowns of other real estate owned were $14,000 and $4,000 in the quarters ending September 30, 2014 and 2013, respectively, and were $47,000 and $15,000 in the nine months ending September 30, 2014 and 2013, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at September 30, 2014.

	September 30, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$574	Market Approach	Discounts to allow for market value of assets	50%-70%(68.07%)
Commercial RE	219	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (2.12%)
Residential	58	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00%)
Other real estate owned:
Commercial RE	588	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (39.10%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2013.

	December 31, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$530	Market Approach	Discounts to allow for market value of assets	0%-50% (39.42%)
Commercial RE	808	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (24.92%)
Residential	739	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (18.43%)
Other real estate owned:
Residential	317	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-42.3% (21.47%)
Commercial RE	516	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	7.9%-54.5% (42.93%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at
	Carrying	September 30, 2014
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$13,240	$13,240			$13,240
Loans, net of allowance	305,123			306,130	306,130
Accrued interest recievable	1,638		312	1,326	1,638
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$180,793	$146,056			$146,056
Time deposits	156,392		157,147		157,147
FHLB advances	26,000		25,805		25,805
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	231	10	221		231

		Fair Value Measurements at
	Carrying	December 31, 2013
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$37,062	$37,062			$37,062
Loans, net of allowance	288,338			295,850	295,850
Accrued interest recievable	1,554		274	1,280	1,554
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$183,569	$144,220			$144,220
Time deposits	159,382		160,284		160,284
FHLB advances	22,000		21,794		21,794
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	239	15	228		243

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending September 30, 2014 and 2013.

	Quarter ended September 30, 2014			Quarter ended September 30, 2013
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$930			$233
Less: Dividends on preferred stock during the quarter	(131)			(178)
Net income available to common shareholders	$799	1,968,777	$0.41	$55	1,968,777	$0.03

Effect of dilutive securities
Warrants		137,181			110,143

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$799	2,105,958	$0.38	$55	2,078,920	$0.02

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$2,354			$1,136
Less: Dividends on preferred stock during the quarter	(390)			(571)
Net income available to common shareholders	$1,964	1,968,777	$1.00	$565	1,968,777	$0.29

Effect of dilutive securities
Warrants		129,975			109,509

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,964	2,098,752	$0.94	$565	2,078,286	$0.27

Stock options for 72,931 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2014 and 2013 because they are anti-dilutive.  Convertible preferred shares are not included because they are anti-dilutive as of September 30, 2014 and 2013.  Common stock warrants totaled 254,218 as of September 30, 2014 and 2013.

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

Results of Operations

For the quarter ended September 30, 2014, we reported net income of $930,000 compared to net income of $233,000 in the third quarter of 2013, an increase of $697,000.  Net income available to common shareholders was $799,000 or, $0.38 per diluted common share this quarter, compared to net income available to common shareholders of $55,000 or, $0.02 per diluted common share for the third quarter of 2013.  The increase in net income is substantially attributable to a decrease in the provision for loan losses of $900,000.

For the nine months ended September 30, 2014, the Company reported net income of $2.35 million, or $0.94 per diluted common share. This represents an increase of $1.21 million, or $0.67 per share, from the net income of $1.14 million in the previous year. The increase in net income is primarily attributable to a decrease in provision for loan losses of $1.93 million net of income taxes.

Our annualized return on average assets, defined as net income divided by average assets, was 0.76% for the nine months ended September 30, 2014, compared to 0.36% in September 30, 2013.  Our annualized return on average equity, defined as net income divided by average equity, was 8.58% for the nine months ending September 30, 2014, compared to 3.91% for the nine months ending September 30, 2013.

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

Net interest income for the quarter ended September 30, 2014 increased $45,000, or 1.2%, compared to September 30, 2013. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

For the nine months ended September 30, 2014, net interest income was $10.7 million, a decrease of $149,000, or 1.4%, from net interest income of $10.9 million for the comparable period in 2013.  Net interest income decreased as a result of a decrease in interest income of $369,000 offset by lower interest expense on deposits and borrowings of $220,000.  The decrease in interest income was created by a decline in the yield on loans.

The net interest margin for the three months ended September 30, 2014 was 3.91%, compared to 3.88% in 2013.  This increase of 3 basis points is attributable primarily to the decrease in the cost of average interest-bearing liabilities which exceeded the decline in the yield on average earning assets.

The net interest margin for the nine months ended September 30, 2014 was 3.82%, compared to 3.87% in 2013.  This decrease of 5 basis points is attributable primarily to the decline in the yield on loans.

The following tables set forth for the quarter and nine months ended September 30, 2014 and 2013, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.

Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands) Quarter ended September 30,

	2014			2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$14,430	$9	0.25%	$21,673	$14	0.26%
Available-for-sale securities (1)
Taxable	35,763	158	1.75%	29,325	106	1.43%
Nontaxable	21,166	244	4.57%	19,513	247	5.02%
Federal Home Loan Bank stock	2,025	20	3.92%	2,025	21	4.11%
Loans receivable (2)	308,087	4,006	5.16%	307,618	4,076	5.26%
Total interest earning assets	381,471	4,437	4.61%	380,154	4,464	4.66%
Non-interest earning assets	31,290			33,139
Total Assets	$412,761			$413,293

Interest-bearing liabilities:
NOW accounts	$103,622	$96	0.37%	$82,645	$89	0.43%
Money market accounts	21,125	19	0.36%	21,303	17	0.32%
Savings accounts	18,237	11	0.24%	16,024	9	0.22%
Time deposits	158,394	400	1.00%	179,000	492	1.09%
Total interest-bearing deposits	301,378	526	0.69%	298,972	607	0.81%
Borrowings	25,096	125	1.98%	28,055	116	1.64%
Subordinated debentures	5,000	24	1.90%	5,000	24	1.90%
Total interest-bearing liabilities	331,474	675	0.81%	332,027	747	0.89%
Non-interest bearing deposits	41,909			41,095
Other liabilities	2,050			2,234
Total liabilities	375,433			375,356
Stockholders’ equity	37,328			37,937
Total Liabilities and Stockholders’ Equity	$412,761			$413,293
Net interest income		$3,762			$3,717

Net interest spread (1)			3.81%			3.77%
Net interest margin (1) (3)			3.91%			3.88%
Return on average assets ratio			0.89%			0.22%
Return on average equity ratio			9.88%			2.44%
Average equity to assets ratio			9.04%			9.18%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands) Nine months ended September 30,

	2014			2013
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$21,623	$34	0.21%	$27,314	$46	0.23%
Available-for-sale securities (1)
Taxable	34,352	450	1.75%	29,564	302	1.37%
Nontaxable	20,449	744	4.86%	19,528	752	5.15%
Federal Home Loan Bank stock	2,025	60	3.96%	2,025	64	4.23%
Loans receivable (2)	305,021	11,728	5.14%	305,710	12,223	5.35%
Total interest earning assets	383,470	13,016	4.54%	384,141	13,387	4.66%
Non-interest earning assets	32,017			32,622
Total Assets	$415,487			$416,763

Interest-bearing liabilities:
NOW accounts	$104,727	$314	0.40%	$79,245	$238	0.40%
Money market accounts	22,739	59	0.35%	21,850	56	0.34%
Savings accounts	17,642	31	0.23%	15,823	27	0.23%
Time deposits	160,357	1,216	1.01%	183,719	1,538	1.12%
Total interest-bearing deposits	305,465	1,620	0.71%	300,637	1,859	0.83%
Borrowings	25,062	368	1.96%	28,120	347	1.65%
Subordinated debentures	5,000	71	1.90%	5,000	73	1.95%
Total interest-bearing liabilities	335,527	2,059	0.82%	333,757	2,279	0.91%
Non-interest bearing deposits	41,298			42,114
Other liabilities	1,977			2,082
Total liabilities	378,802			377,953
Stockholders’ equity	36,685			38,810
Total Liabilities and Stockholders’ Equity	$415,487			$416,763
Net interest income		$10,957			$11,108

Net interest spread (1)			3.72%			3.75%
Net interest margin (1) (3)			3.82%			3.87%
Return on average assets ratio			0.76%			0.36%
Return on average equity ratio			8.58%			3.91%
Average equity to assets ratio			8.83%			9.31%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include nonperforming loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2014 and 2013.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30, 2014 Vs. 2013
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	(2)	(10)	(12)
Available-for-sale securities
Taxable	99	49	148
Nontaxable (1)	(43)	35	(8)
Federal Home Loan Bank stock	(4)	—	(4)
Loans, net	(467)	(28)	(495)
Total Net Change in income on interest-earning assets	(417)	46	(371)

Interest-bearing liabilities:
NOW accounts	(1)	77	76
Money market accounts	1	2	3
Savings accounts	1	3	4
Time deposits	(126)	(196)	(322)

FHLB and other borrowings	59	(38)	21
Subordinated debentures	(2)	—	(2)
Total Net Change in expense on interest-earning liabilities	(68)	(152)	(220)
Net change in net interest income	(349)	198	(151)
Percentage change	231.13%	-131.13%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

No provision for loan losses was recorded for the third quarter of 2014, compared to $900,000 in the third quarter of 2013.  Net charge-offs were $50,000 for the third quarter of 2014 compared to $2.1 million in the third quarter of 2013.

Provision expense for the nine months ended September 30, 2014 decreased $1.93 million, from $2.2 million to $275,000 due to reduced net charge-offs. Net charge-offs were $25,000 for the nine months ended September 30, 2014 compared to net charge-offs of $3.1 million for the nine months ended September 30, 2013.

Non-Interest Income

Non-interest income for the three months ended September 30, 2014 decreased $32,000, or 4.0%, compared to the three months ended September 30, 2013, primarily due to a decline in service charges on deposit accounts from the prior year.

Non-interest income for the nine months ended September 30, 2014 decreased $159,000 or 6.9% compared to the nine months ended September 30, 2013. Gain on sale of mortgage loans declined $90,000 and service charge income declined $96,000 in the period to period comparison, while securities gains increased $37,000.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2014 decreased $138,000, or 4.2%, compared to the three months ended September 30, 2013, due to a decrease in legal and collection expenses.

Non-interest expense for the nine months ended September 30, 2014, decreased $204,000, or 2.1%, compared to the nine months ended September 30, 2013. Data processing expenses decreased $86,000 and other operating expenses, primarily collection expense, decreased $386,000, while salaries and employee benefits increased $292,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2014 and 2013.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2014 and 2013. The effective tax rate for the third quarter of 2014 was 28.6% compared to a 7.2% effective tax rate for the third quarter of 2013. The effective tax rate year-to-date was 27.5% compared to 20.3% for 2013. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at September 30, 2014 were $411.0 million, an increase of $842 thousand from $410.2 million at December 31, 2013.  Average assets during the third quarter were $412.8 million, a decrease of 0.1%, or $532,000, from $413.3 million in the third quarter of 2013.  Average interest earning assets increased 0.3%, or $1.3 million, from $380.2 million in the third quarter of 2013 to $381.5 million in the third quarter of 2014.

Loans

Loans increased $15.8 million, or 5.4%, from $295.1 million at December 31, 2013 to $310.9 million at September 30, 2014.  Total loans averaged $308.1 million the third quarter of 2014, compared to $307.6 million the third quarter of 2013, an increase of $469 thousand, or 0.2%.  We experienced increases in commercial real estate and residential real estate loans during the first nine months of the year compared to 2013.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2014		December 31, 2013
		% of Total Loans		% of Total Loans
Commercial and agricultural	$42,136	13.55%	$45,254	15.34%
Commercial real estate	184,409	59.32%	170,027	57.62%
Residential real estate	79,435	25.55%	74,040	25.09%
Consumer	4,897	1.58%	5,747	1.95%
	$310,877	100.00%	$295,068	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of September 30, 2014, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $8.1 million.  The aggregate amount of these credit relationships was $97.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2014.

As of September 30, 2014, we had $14.6 million of participations in loans purchased from, and $18.4 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2014.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of September 30, 2014	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial and agricultural	$16,368	$20,931	$4,837	$42,136
Commercial real estate	34,291	92,917	57,201	184,409
Residential real estate	6,002	33,876	39,557	79,435
Consumer	1,316	3,513	68	4,897
Total	$57,977	$151,237	$101,663	$310,877

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

	(Dollars in Thousands)
	September 30, 2014		December 31, 2013
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans

Commercial and agricultural	$856	13.55%	$1,420	15.34%
Commercial real estate	3,224	59.32%	2,079	57.62%
Residential real estate	618	25.55%	703	25.09%
Consumer and other	55	1.58%	86	1.95%
Unallocated	150	0.00%	365	0.00%
Total allowance for loan losses	$4,903	100.00%	$4,653	100.00%

We maintain a modest unallocated amount in the allowance to recognize unknown factors when estimating and measuring losses when evaluating allocations for individual loans or pools of loans.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance decreased from $365,000 at December 31, 2013 to $150,000 at September 30, 2014 due to changes in qualitative factors assigned to specific pools of loans based on the unique risk factors of these pools.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30, 2014	December 31, 2013
Non-accrual loans	$744	$1,026
Loans 90+ days past due/accruing	29	—
Restructured loans on non-accrual	796	154
Total non-performing loans	1,569	1,180
Other real estate owned	588	833
Total non-performing assets	$2,157	2,013

Non-performing loans to total loans	0.50%	0.40%
Non-performing assets to total assets	0.52%	0.49%
Net-charge-offs YTD	25	3,718
Net charge-offs YTD to average YTD total loans, annualized	0.01%	1.22%
Allowance for loan losses to non-performing loans	312.43%	394.3%
Allowance for loan losses to total loans	1.58%	1.58%

Non-performing assets totaled $2.2 million at September 30, 2014, compared to $2.0 million at December 31, 2013, an increase of $144,000. Payoffs and paydowns of $771,000 included the disposition of five other real estate owned properties sold for $327,000, and four loans totaling $116,000 were charged off, but these decreases were offset by the addition of $74,000 in commercial real estate loans, $670,000 in commercial loans, $158,000 in residential real estate loans, and $130,000 in other real estate owned property.

Non-performing loans consist of non-accrual loans and loans 90 days or more past due and still accruing interest. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or earlier when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. We charge off consumer loans after 120 days of delinquency unless they are adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

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

The following table presents impaired loans and the related allowance for loan losses attributable to loans evaluated for impairment by portfolio segment for the periods indicated:

	(Dollars in Thousands)
	September 30, 2014		December 31, 2013
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses
Commercial and agriculture	$2,869	$217	$3,085	$676
Commercial real estate	1,432	266	2,021	369
Residential real estate	1,098	5	1,383	307
Consumer and other	26	13	36	35
Impaired Loans	5,425	501	6,525	1,387

Loans collectively evaluated for impairment	305,452	4,402	288,543	3,266
Total	310,877	$4,903	295,068	$4,653

The decrease in impaired loans during the nine months ending September 30, 2014 is primarily attributed to a $598,000 commercial real estate loan and a $238,000 commercial loan that are no longer being evaluated for impairment, along with the payoff of a $167,000 in residential real estate loans, that are offset by the addition of $74,000 in commercial real estate loans, $661,000 in commercial loans, and $158,000 in residential real estate loans that are now evaluated for impairment as of September 30, 2014. The allowance for loan losses was impacted by the changes in the composition of the loans individually evaluated for impairment, the changes in the underlying collateral values and current values of future cash flows used in the evaluation of these loans. The overall growth of the loan portfolio and an assessment of the qualitative factors inherent in the loan portfolio, particularly an increase in commercial real estate loans, resulted in a $1.1 million increase in the allowance attributable to loans collectively evaluated for impairment from December 31, 2013 to September 30, 2014.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $55.0 million for the first nine months of 2014, compared to $49.1 million for 2013.

The tables below presents the maturities and yield characteristics of securities as of September 30, 2014 and December 31, 2013.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
September 30, 2014	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies and government sponsored entities	$—	$3,992	$2,000	$—	$5,992	$5,912
Municipal securities	534	5,747	10,875	6,047	23,203	23,957
Agency mortgage-backed securities: (1)	59	23,405	6,277	—	29,741	29,893
Trust preferred security	—	—	—	1,875	1,875	1,480
Corporate bond	—	—	1,000	—	1,000	1,006
Total available-for-sale securities	$593	$33,144	$20,152	$7,922	$61,811	$62,248

Percent of total	0.96%	53.62%	32.60%	12.82%	100.0%
Weighted average yield(2)	5.80%	2.34%	3.23%	4.20%	2.90%

(1)      Agency mortgage-backed securities (residential) are grouped into average lives based on September 2014 prepayment projections.

(2)      The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
December 31, 2013	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$2,999	$3,002	$—	$6,001	$5,819
Agency mortgage-backed securities: (1)	234	20,130	3,461	—	23,825	23,744
Municipal securities	255	3,436	9,772	5,931	19,394	19,676
Trust Preferred Security	—	—	—	1,872	1,872	1,400
Corporate Bond	—	—	1,000	—	1,000	994
Total available-for-sale securities	$489	$26,565	$17,235	$7,803	$52,092	$51,633

Percent of total	0.90%	51.0%	33.1%	15.0%	100.0%
Weighted average yield(2)	3.59%	2.47%	3.24%	4.24%	3.00%

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at September 30, 2014 were $337.2 million, a decrease of $5.8 million, or 1.7%, compared to $343.0 million at December 31, 2013.  Total deposits averaged $343.3 million the third quarter of 2014, an increase of $3.2 million, or 0.9%, compared to $340.1 million during the third quarter of 2013.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits of $100,000 or more totaled $62.2 million at September 30, 2014, compared to $56.8 million at December 31, 2013.  Interest expense on time deposits of $100,000 or more was $498,000 for the nine months ended September 30, 2014, compared to $596,000 for the nine months ended September 30, 2013.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of September 30, 2014.

(Dollars in Thousands)
September 30, 2014
Three months or less	$34,328
Over three through six months	23,497
Over six through twelve months	31,216
Over one year through three years	52,937
Over three years through five years	24
Over five years	14,390
Total	$156,392

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment, and are summarized below as of September 30, 2014:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 10, 2014	1.73%	2,000
Fixed	December 24, 2014	3.46%	2,000
Fixed	January 28, 2015	0.17%	4,000
Fixed	February 25, 2015	2.85%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000
			$26,000

At September 30, 2014, we had available collateral to borrow an additional $37.7 million from the FHLB.

Other Borrowings.  In 2013, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $5.0 million, matures November 26, 2014, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.5%, with interest payable monthly.  The loan is secured by the Bank’s common stock.  As of September 30, 2014, the line had a balance of $3.0 million.

At September 30, 2014, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of September 30, 2014.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  The rate as of September 30, 2014 was 1.89%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

At September 30, 2014, total shareholders’ equity was $37.6 million compared to $38.3 million at December 31, 2013, a decrease of $713,000.  During the first quarter of 2014, the Company paid $3.3 million to repurchase the remaining 93 shares of the Series A preferred stock that the Company had issued to the Treasury in 2008 under the TARP Capital Purchase Program.  No common dividends have been paid during 2014.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of September 30, 2014 and December 31, 2013.  Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	September 30, 2014			December 31, 2013
	Tier 1 Risk-based Capital	Total Risk-based Capital	Tier 1 Leverage	Tier 1 Risk-based Capital	Total Risk-based Capital	Tier 1 Leverage
Consolidated	11.30%	12.55%	9.23%	12.56%	13.81%	9.57%

Citizens First Bank, Inc.(1)	12.18%	13.44%	9.95%	12.58%	13.83%	9.62%

Regulatory minimum	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%

Well-capitalized minimum	6.00%	10.00%	5.00%	6.00%	10.00%	5.00%

(1)Calculated in accordance with regulatory guidelines. The well-capitalized minimum is for bank only.

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

At September 30, 2014, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 5.84% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 0.70%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Oct 2014 - Sept 2015

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	17,464,993	2,136,838	13.94%
+300	16,848,778	1,520,624	9.92%
+200	16,222,851	894,697	5.84%
Base	15,328,155	0	0.00%
-200	15,221,142	-107,013	-0.70%

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

There was no change in our internal controls over financial reporting that occurred during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation, nor were there any material weaknesses in the controls which required corrective action.

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the nine months ended September 30, 2014 and September 30, 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2014 and September 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: November 6, 2014	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: November 6, 2014	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer