Form 10-K
period 2014-12-31
CITIZENS FIRST CORP
filed 2015-03-23
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

XANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes__ NoX

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes__ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files) Yes X  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer__	Accelerated filer__

Non-accelerated filer _ (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes__ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $20,126,766 as of June 30, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,968,777 shares of common stock as of March 23, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 20, 2015 are incorporated by reference into Part III.

Citizens First Corporation

Part IV:

Item 15	Exhibits, Financial Statement Schedules	111

	Signatures	113

Part I

Forward-Looking Statements

Citizens First Corporation (the “Company”) may from time to time make written or oral statements, including statements contained in this report, which may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The words “may”, “expect”, “anticipate”, “intend”, “consider”, “plan”, “believe”, “seek”, “should”, “estimate”, and similar expressions are intended to identify such forward-looking statements, but other statements may constitute forward-looking statements. These statements should be considered subject to various risks and uncertainties. Such forward-looking statements are based on many assumptions and estimates and are not guarantees of future performance.  Such statements are made pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to those described below under Item 1A – “Risk Factors” and the following:

}

current and future economic and business conditions, including, without limitation, the deterioration of real estate values, the subprime mortgage, credit and liquidity markets, as well as the Federal Reserve’s actions with respect to interest rates, may lead to a deterioration in credit quality, thereby requiring increases in our provision for credit losses, a reduced demand for credit, which would reduce earning assets, and/or a decline in real estate values;

}

possible changes in trade, monetary and fiscal policies, as well as legislative and regulatory changes, including changes in accounting standards and banking, securities and tax laws, and our ability to maintain appropriate levels of capital;

}	changes in the interest rate environment and our ability to effectively manage interest rate risk and other market risk, credit risk and operational risk;

}

changes in the quality or composition of our loan or investment portfolios, including adverse developments in the real estate markets, the borrowers’ industries or in the repayment ability of individual borrowers or issuers;

}	increases in our nonperforming assets, or our inability to recover or absorb losses created by such nonperforming assets;

}	our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

}

the failure of our assumptions underlying the establishment of allowances for loan losses and other estimates, or dramatic changes in those underlying assumptions or judgments in future periods, that, in either case, render the allowance for loan losses inadequate or require that further provisions for loan losses be made;

}	laws and regulations affecting financial institutions in general;

}	government intervention in the U.S. financial system;

}	the cost and other effects of material contingencies;

}	our ability to keep pace with technological changes;

}	our ability to develop competitive new products and services in a timely manner and the acceptance of such products and services by our customers and potential customers;

}	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

}	management’s ability to develop and execute plans to effectively respond to unexpected changes; and

}	other factors and information contained in this Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

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

As of December 31, 2014, we had total assets of $412.8 million, total loans of $318.5 million, deposits of $341.8 million and stockholders’ equity of $38.4 million.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2014, we had total loans of $318.5 million, representing 77.2% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2014, commercial loans amounted to $43.4 million, or 13.6% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.  At December 31, 2014, our commercial loans had an average size of $74,000 and the largest loan was $2.5 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2014, total commercial real estate loans amounted to $192.1 million, or 60.3% of our loan portfolio. At December 31, 2014, our commercial real estate loans had an average size of $394,000 and the largest loan was $5.7 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. We also offer home equity loans and home equity lines of credit.  Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate.  Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years.  We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2014, total residential real estate loans amounted to $78.3 million, or 24.6% of our loan portfolio. At December 31, 2014, our residential real estate mortgage loans had an average size of $63,000 and the largest loan was $2.3 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market.  We receive fees in connection with the sale of mortgage loans, with these fees aggregating $190,000 and $277,000 for the years ending December 31, 2014 and 2013, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

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

We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  At December 31, 2014, total consumer loans amounted to $4.7 million, or 1.5% of our loan portfolio. At December 31, 2014, our consumer loans had an average size of $5,000, and the largest loan was $150,000.

Loan Underwriting and Approval.  We seek to make sound, high quality loans while recognizing that lending money involves a degree of business risk.  Our loan policies are designed to assist us in managing this business risk.  These policies provide a general framework for our loan operations while recognizing that not all risk activities and procedures can be anticipated.  Our loan policies instruct lending personnel to use care and prudent decision making and to seek the guidance of our Chief Credit Officer, our Vice President Credit Risk Officer, our Senior Vice President Credit Administration or our President and Chief Executive Officer where appropriate.

Deposit Products

Our principal source of funds is core deposits.  We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.  We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses.  We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers.  In some cases, we require business customers to maintain minimum balances.  We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.  At December 31, 2014, we had total deposits of $341.8 million.

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

Our market area consists of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. Our most competitive market is the Bowling Green MSA. As of June 30, 2014, there were 20 financial institutions operating a total of 55 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of six offices in Hart County and eight financial institutions operating 20 offices in Barren County.

Employees

At December 31, 2014, we had 97 full-time equivalent employees.  Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act significantly restructures the financial regulatory regime in the United States, and will continue to effect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies.  Many of its most far-reaching provisions do not directly impact community-based institutions like the Company.  Other provisions that have either been adopted or are expected to be adopted have impacted and will continue to impact the Company and the Bank include:

}	Changing the assessment base for federal deposit insurance from domestic deposits to average consolidated assets less average tangible capital.

}	Permanently increasing general deposit insurance coverage from $100,000 to $250,000.

}	Providing unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts at all insured depository institutions.

}

Creating the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal bank regulator.

}

Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers.

}	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies.

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

The Federal Reserve guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater and not be subject to a written directive, agreement or order to maintain capital at a specific level. As of December 31, 2014, our ratio of total capital to total risk-weighted assets was 12.74% and our ratio of Tier 1 capital to total risk-weighted assets was 11.49%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities. We are required to maintain a leverage ratio of at least 4%. As of December 31, 2014, our leverage ratio was 9.42%.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms became effective as to the Company and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Capital Adequacy and Prompt Corrective Action. Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2014, the Bank’s leverage ratio was 9.78%. As of December 31, 2014, the Bank’s ratio of total capital to total risk-weighted assets was 13.09% and its ratio of Tier 1 capital to total risk-weighted assets was 11.83%.

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

The Federal Deposit Insurance Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

}	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

}

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

}	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

}	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

}	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

}	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

}	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

}	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

The Bank’s deposit operations are subject to the:

}

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

}

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

Consumer Financial Protection Bureau. Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”) which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

Proposed Legislation and Regulatory Action

Congress may enact further legislation that affects the regulation of the financial services industry, and state legislatures may enact further legislation affecting the regulation of financial institutions chartered by or operation in these states.  Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied.  We cannot predict the substance or impact of pending or future legislation or regulations, or the application thereof, although enactment of the proposed legislation could impact the regulatory structure under which the Company operates and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, may require modifications of the Company’s business strategy, and limit the Company’s ability to pursue business opportunities in an efficient manner.  A change in statutes, regulations or regulatory policies applicate to the Company or the Bank could have a material effect on our business.

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

Our loan portfolio exposes us to credit risk.

There are inherent risks associated with our lending activities and we seek to mitigate these risks by adhering to conservative underwriting practices.  Although we believe that our underwriting practices are appropriate for the various kinds of loans we make, we may nevertheless incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.  Increased credit risk may result from several factors, including adverse changes in local, U.S. and global economic and industry conditions, declines in the value of collateral, concentrations of credit associated with specific loan categories, industries or collateral types and risks related to individual borrowers.  We rely heavily on information provided by third parties when originating and monitoring loans.  If this information is intentionally or negligently misrepresented and we do not detect such misrepresentations, the credit risk associated with the transaction may be increased.  Although we attempt to manage our credit risk by carefully monitoring the concentration of our loans within specific loan categories and industries and through prudent loan approval and monitoring practices in all categories of our lending, we cannot assure you that our approval and monitoring procedures will reduce these lending risks.  If our credit administration personnel, policies and procedures are not able to adequately adapt to changes in economic or other conditions that affect customers and the quality of the loan portfolio, we may incur increased losses that could adversely affect our financial results.

We are exposed to higher credit risk by commercial real estate, commercial and agricultural loans.

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2014, commercial real estate loans accounted for 60.3% of our loan portfolio and commercial and agricultural loans accounted for 13.6% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers.

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

General economic conditions in the U.S. and in our local economy could adversely affect us.

We are affected by the general economic conditions in the U.S. and in the local markets in which we operate.  When the recession began in 2008, the market experienced a significant downturn in which we saw falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies.  Although economic conditions have improved, many businesses and individuals are still experiencing difficulty as a result of the recent economic downturn and protracted recovery.  If economic conditions do not continue to improve, we could experience further adverse consequences, including a decline in demand for our products and services and an increase in problem assets, foreclosures and loan losses.  Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation, any of which could negatively affect our performance and financial condition.

Our loan portfolio possesses increased risk due to our relatively high concentration of loans collateralized by real estate.

Approximately 87% of our loan portfolio as of December 31, 2014 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

If our allowance for loan losses proves to be insufficient to absorb probable incurred losses in our loan portfolio, our earnings will decrease.

If loan customers with significant loan balances fail to repay their loans, our earnings and capital levels will suffer. We maintain an allowance for loan losses that we believe is a reasonable estimate of probable incurred losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of any collateral securing the loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future and our current and future allowances for loan losses may not be adequate to cover future loan losses given current and future market conditions. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

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

Recent legislative and regulatory initiatives to support the financial services industry hve been coupled with numerous restrictions and requirements that could detrimentally affect our business.

The Dodd-Frank Act and the rules and regulations promulgated thereunder have and continue to have significantly impact the United States bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The scope and impact of many of the Dodd-Frank Act provisions, including the authority provided to the CFPB, will continue to be determined over time as rules and regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, results of operations and our ability to pay dividends or repurchase shares. However, it is expected that at a minimum they will increase our operating and compliance costs. Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. Market developments have significantly depleted the Deposit Insurance Fund (DIF) of the FDIC and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and thus raised deposit insurance premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially and adversely affect us, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

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

Our internal operations are subject to certain risks, including but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. Operational risk resulting inadequate or failed internal processes, people and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

The ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury Department is exercised. The common stock underlying the Warrant represents approximately 11.4% of the shares of our common stock outstanding as of December 31, 2014. Although the Treasury Department has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common stock acquired upon exercise of the Warrant is not bound by this restriction.

Holders of our subordinated debenture have rights that are senior to those of our stockholders.

We have supported our growth through the issuance of trust preferred securities from a special purpose trust and accompanying subordinated debentures. At December 31, 2014, we had outstanding trust preferred securities and accompanying subordinated debentures totaling $5 million. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by us. Further, the accompanying subordinated debentures we issued to the trust is senior to shares of our common stock and preferred stock. As a result, we must make payments on the subordinated debentures before any dividends can be paid on our preferred stock, or common stock and, in the event of our bankruptcy, dissolution or liquidation, the holder of the subordinated debentures must be satisfied before any distributions can be made on our common stock and preferred stock. We have the right to defer distributions on our subordinated debenture (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock or preferred stock. If our financial condition deteriorates, we may be required to cease paying dividends on our preferred stock and to defer distributions on our subordinated debenture.

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

We currently operate in Warren, Simpson, Barren and Hart Counties in Kentucky, as well as Williamson County, Tennessee.

Type of Office	Location	Leased or Owned

Corporate Office	1065 Ashley Street Bowling Green, Kentucky	Owned
Main Office	1805 Campbell Lane Bowling Green, Kentucky	Leased(1)
Branch	987 Lehman Avenue Bowling Green, Kentucky	Owned
Branch	1200 S. Main Street Franklin, Kentucky	Owned
Branch	204 East Main Street Horse Cave, Kentucky	Owned
Branch	760 West Cherry Glasgow, Kentucky	Owned
Branch	607 S L Rogers Well Blvd Glasgow, Kentucky	Leased
Branch	656 North Main Street Munfordville, Kentucky	Leased
Branch	1700 Scottsville Road	Owned
Bowling Green, Kentucky
Credit Administration	301 Pascoe Boulevard Bowling Green, Kentucky	Leased

Loan Production Office	3301 Aspen Grove Drive, Ste.200 Franklin, Tennessee	Leased

__________

(1)     We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.

We also own properties located at 2900 Louisville Road and on Gator Drive in Bowling Green which may be used for future branch expansion.  We also own property at 705 N. Main Street in Franklin, KY and 2451 Fitzgerald-Industrial Drive in Bowling Green, KY where ATMs are located.

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

Item 4.  Mine Safety Disclosures. Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 13, 2015, there were approximately 759 beneficial owners of the Company’s common stock, including 123 shareholders of record and, to the best knowledge of the Company,  approximately 636 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low closing sales price information for our common stock for the periods indicated:

2014	High	Low

Fourth Quarter	$12.49	$11.11

Third Quarter	12.10	10.35

Second Quarter	11.00	10.11

First Quarter	10.50	9.00

2013	High	Low

Fourth Quarter	$ 9.86	$8.46

Third Quarter	12.17	8.70

Second Quarter	10.02	8.21

First Quarter	9.90	8.49

No cash dividends were paid on common stock during 2014 and 2013. We last paid a cash dividend of $0.05 per share on our common stock in December of 2008. Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements.  Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  See Item 1, “Business – Supervision and Regulation” for additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2014, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity compensation plans approved by security holders	52,204	$16.14	0
Equity compensation plans not approved by security holders	0	0.00	0
Total	52,204	$16.14	0

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

Overview of 2014

Significant developments for the year ended December 31, 2014 were:

}

Net income increased $1.4 million, or $0.77 per diluted common share, from a net income of $1.8 million in 2013 to $3.2 million in 2014. Net income increased primarily due to a decrease in the provision for loan losses of $2.4 million.

}

Net interest margin decreased to 3.85% for 2014 compared to 3.91% for 2013 as interest income decreased more than our reduction of interest expense. The rates we earned on loans and investments contributed to the decline in interest income.

}

Nonperforming assets decreased to $1.4 million, or 0.33% of total assets at December 31, 2014, compared to $2.0 million, or 0.49% of total assets at December 31, 2013. Net charge-offs for 2014 totaled $43,000 compared to $3.7 million in 2013.

}

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

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $4.1 million and other identifiable intangibles of $336,000 are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2014.

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

For the year ended December 31, 2014, net interest income was $14.4 million, a decrease of $158,000, or 1.1%, from net interest income of $14.6 million in 2013.  The net interest margin in 2014 was 3.85%, compared to 3.91% in 2013.  The decrease of six basis points in the net interest margin resulted primarily from a decrease in loan income partially offset by a decrease in interest expense.  The prime rate remained stable throughout 2014 and 2013 at 3.25%.

Net Interest Analysis Summary

	2014	2013

Average yield on interest earning assets	4.56%	4.68%
Average rate on interest bearing liabilities	0.81%	0.89%
Net interest spread	3.75%	3.79%
Net interest margin	3.85%	3.91%

Our average interest-earning assets were $383.6 million for 2014, compared with $382.0 million for 2013, a 0.42% increase primarily attributable to an increase in loans.  Average loans were $307.23 million for 2014, compared with $304.0 million for 2013, a 1.1% increase.  Our total interest income on a tax-equivalent basis decreased 2.2% to $17.5 million for 2014, compared with $17.9 million for 2013.  The change was due primarily to decreased average yields on interest-earning assets.

Our average interest-bearing liabilities increased by 0.8% to $334.5 million for 2014, compared with $331.8 million for 2013.  Our total interest expense decreased 8.5% to $2.7 million for 2014, compared with $3.0 million during 2013.  The change was due primarily to a decrease in the rates of time deposits.  The average interest rate paid on time deposits decreased to 1.02% for 2014, compared with 1.10% for 2013.  The cost of funds in total decreased from .89% in 2013 to .81% in 2014. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates.

The following table sets forth for the years ended December 31, 2014 and 2013 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands) Year Ended December 31,

	2014			2013
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$ 17,688	$ 38	0.21%	$ 26,628	$ 60	0.23%
Available-for-sale securities (1)
Taxable	35,273	615	1.74%	29,803	433	1.45%
Nontaxable	21,374	1,009	4.72%	19,559	997	5.10%
Federal Home Loan Bank stock	2,025	81	4.00%	2,025	85	4.20%
Loans receivable (2)	307,256	15,732	5.12%	303,977	16,306	5.36%
Total interest earning assets	383,616	17,475	4.56%	381,992	17,881	4.68%
Non-interest earning assets	31,711			32,761
Total Assets	$415,327			$414,753

Interest-bearing liabilities:
Interest-bearing transaction accounts	$104,207	$ 405	0.39%	$ 82,760	$ 340	0.41%
Savings accounts	40,515	116	0.29%	38,024	111	0.29%
Time deposits	158,887	1,613	1.02%	179,351	1,974	1.10%
Total interest-bearing deposits	303,609	2,134	0.70%	300,135	2,425	0.81%
Borrowings	25,895	479	1.85%	26,686	437	1.64%
Subordinated debentures	5,000	95	1.90%	5,000	98	1.96%
Total interest-bearing liabilities	334,504	2,708	0.81%	331,821	2,960	0.89%
Non-interest bearing deposits	41,734			42,159
Other liabilities	2,010			2,049
Total liabilities	378,248			376,029
Stockholders’ equity	37,079			38,724
Total Liabilities and Stockholders’ Equity	$415,327			$414,753
Net interest income		$14,767			$14,921

Net interest spread (1)			3.75%			3.79%
Net interest margin (1) (3)			3.85%			3.91%
Return on average assets ratio			0.78%			0.44%
Return on average equity ratio			8.74%			4.75%
Average equity to assets ratio			8.93%			9.34%

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

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2014 Vs. 2013
	Increase (Decrease) Due to
Interest-earning assets:	Rate	Volume	Net
Federal funds sold	(2)	(20)	(22)
Available-for-sale securities
Taxable	103	79	182
Nontaxable (1)	(81)	93	12
Federal Home Loan Bank stock	(4)	-	(4)
Loans, net	(750)	176	(574)
Total Net Change in income on interest-earning assets	(734)	328	(406)

Interest-bearing liabilities:
Interest-bearing transaction accounts	(23)	88	65
Savings accounts	(2)	7	5
Time deposits	(136)	(225)	(361)

FHLB and other borrowings	55	(13)	42
Subordinated debentures	(3)	-	(3)
Total Net Change in expense on interest-earning liabilities	(109)	(143)	(252)
Net change in net interest income	(625)	471	(154)
Percentage change	405.84%	-305.84%	100.0%

(1)    Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2014 was $275,000, or 0.09% of average loans, compared to a provision of $2.7 million, or 0.89% of average loans during 2013.  We had net charge-offs totaling $43,000 during 2014, compared to $3.7 million during 2013.  The provision expense is lower for 2014 due to the decreased level of charged-off loans.  The provision for loan losses adequately supports the loans that were not previously provided for, loans that required adjustment in the amount provided for due to current conditions, and other impaired loans that required specific allocations.

Non-interest Income

Non-interest income decreased 4.4%, or $133,000, from $3.0 million in 2013 to $2.9 million in 2014. Gains on the sale of mortgage loans held for sale decreased $87,000, while service charges on deposit accounts decreased $76,000 during 2014. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2014	2013	(Decrease)
Service charges on deposit accounts	$1,196	$1,272	$(76)
Other non-interest income	630	585	45
Gain on sale of mortgage loans held for sale	190	277	(87)
Bank owned life insurance	188	219	(31)
Non-deposit brokerage fees	301	306	(5)
Gain on the sale of available-for-sale securities	95	64	31
Lease income	288	298	(10)
	$2,888	$3,021	$(133)

Non-interest Expense

Non-interest expense decreased 0.3%, or $43,000, from $12.6 million in 2013 to $12.6 million in 2014.  Salaries and benefits increased $479,000 from 2013 to 2014.  Other operating expenses decreased $458,000 from 2013 to 2014 primarily due to collection expenses.

The increases and decreases in expense in 2014 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2014	2013	(Decrease)
Salaries and employee benefits	$6,138	$5,659	$479
Net occupancy expense	1,945	1,910	35
Advertising and public relations	323	323	-
Professional and legal	581	680	(99)
Data processing services	973	1,083	(110)
FDIC insurance	287	380	(93)
Franchise shares and deposit tax	594	573	21
Postage and office supplies	207	151	56
Telephone and other communication	295	175	120
Other real estate owned expenses	92	84	8
Core deposit intangible amortization	330	332	(3)
Other	793	1,251	(457)
	$12,558	$12,601	$(43)

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2014 and 2013.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities. Our statutory federal tax rate was 34.0% in both 2014 and 2013.  The effective tax rate for 2014 was 27.7%, compared to 21.9% for 2013.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at year end 2014 totaled $412.8 million, compared with $410.2 million at December 31, 2013, an increase of $2.6 million, or 0.6%.  Average assets increased 0.1% or $574,000 in 2014, from $414.8 million in 2013 to $415.3 million in 2014.

Loans

Total loans averaged $307.3 million in 2014, compared to $304.0 million in 2013.  At year-end 2014, loans totaled $318.5 million, compared to $295.1 million at year-end 2013, an increase of $23.4 million, or 7.9%.  We experienced declines in the commercial and consumer segments of our loan portfolio, while increasing the commercial real estate segments.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2014		December 31, 2013
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$43,439	13.64%	$45,254	15.34%
Commercial real estate	192,096	60.32%	170,027	57.62%
Residential real estate	78,270	24.57%	74,040	25.09%
Consumer	4,672	1.47%	5,747	1.95%
	$318,477	100%	$295,068	100%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2014 and 2013 is shown in the following table:

	2014	2013

Agriculture, forestry, and fishing	9.98%	11.51%
Construction	5.55%	8.07%
Manufacturing	4.90%	3.95%
Transportation, communication, electric, gas, and sanitary services	2.18%	3.37%
Wholesale trade	2.93%	1.68%
Retail trade	6.31%	5.31%
Finance, insurance, and real estate	29.15%	27.08%
Services	21.50%	18.57%
Public administration	0.35%	0.19%
Total commercial and commercial real estate	82.85%	79.73%
Residential real estate loans	15.87%	18.58%
Other consumer loans	1.28%	1.69%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of December 31, 2014, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $3.9 million to $7.8 million.  The aggregate amount of these credit relationships was $82.8 million, with total commitments of $95.4 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2014.

As of December 31, 2014, we had $18.1 million of participations in loans purchased from, and $19.9 million of participations in loans sold to, other banks. As of December 31, 2013, we had $19.7 million of participations in loans purchased from, and $5.3 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2014.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2014	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$16,330	$19,769	$7,340	$43,439
Commercial real estate	36,867	99,500	55,729	192,096
Residential real estate	8,739	30,864	38,667	78,270
Consumer	1,349	3,264	59	4,672
Total	$63,285	$153,397	$101,795	$318,477

The table below presents loans outstanding as of December 31, 2014 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2014	(Dollars in Thousands)
Fixed Rate	$182,298
Variable Rate	72,894
Total maturities greater than one year	$255,192

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 26.0% of our earning assets as of December 31, 2014, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate remained stable at 3.25% during 2014 and 2013.  The yield on our earning assets declined during 2014 as we were not able to reinvest at the yields previously earned on loans and called and matured investments.  The cost of our interest bearing liabilities continued to decline in 2014, which allowed the net interest margin to only decline 29 basis points from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

Credit Quality and the Allowance for Loan Losses

We consider credit quality to be of primary importance. We contract with a third party CPA firm for loan review services. The scope of the engagement calls for annual review of large loan relationships (in excess of $1 million), problem credits, unsecured loans, insider relationships, and a random sample of smaller commercial credits with annual coverage of at least 50% of the outstanding loan portfolio. The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank’s loan portfolio. Management addresses any findings raised during the review process and takes appropriate actions as warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2014, the allowance was $4.9 million, compared to $4.7 million at the end of 2013. The ratio of the allowance for loan losses to total loans at December 31, 2014 was 1.53%, compared to 1.58% at December 31, 2013. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2014 and 2013.

	(Dollars in Thousands)
	2014	2013
Balance at beginning of year	$4,653	$5,721
Provision for loan losses	275	2,650
Amounts charged off:
Commercial	3	1,551
Commercial real estate	57	2,306
Residential real estate	177	105
Consumer	25	60
Total loans charged off	262	4,022

Recoveries of amounts previously charged off:
Commercial	124	49
Commercial real estate	74	228
Residential real estate	16	22
Consumer	5	5
Total recoveries	219	304
Net charge-offs	43	3,718
Balance at end of year	$4,885	$4,653

Total loans, net of unearned income:
Average	$307,256	$303,977
At December 31	$318,477	$295,068
As a percentage of average loans:
Net charge-offs	0.01%	1.22%
Provision for loan losses	0.09%	0.87%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	December 31, 2014		December 31, 2013
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans
Residential real estate loans	$582	24.57%	$703	25.09%
Consumer and other loans	45	1.47%	86	1.95%
Commercial and agricultural	1,029	13.64%	1,420	15.34%
Commercial real estate	3,088	60.32%	2,079	57.62%
Unallocated	141	0.00%	365	0.00%
Total allowance for loan losses	$4,885	100.00%	$4,653	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans. Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  The unallocated portion of the allowance decreased from $365,000 at December 31, 2013 to

$141,000 at December 31, 2014 due to changes in qualitative factors assigned to specific pools of loans based on the unique risk factors of these pools.

The following table sets forth selected asset quality amounts and ratios for the periods indicated:

	(Dollars in Thousands)
	2014	2013
Non-accrual loans	$446	$1,026
Loans 90+ days past due/accruing	-	-
Restructured loans on non-accrual	721	154
Total non-performing loans	1,167	1,180
Other real estate owned	198	833
Total non-performing assets	$2,157	$2,013

Non-performing loans to total loans	0.37%	0.40%
Non-performing assets to total assets	0.33%	0.49%
Net-charge-offs YTD	43	3,718
Net charge-offs YTD to average YTD total loans, annualized	0.01%	1.22%
Allowance for loan losses to non-performing loans	418.60%	394.30%
Allowance for loan losses to total loans	1.53%	1.58%

Non-performing assets totaled $1.4 million at December 31, 2014, compared to $2.0 million at December 31, 2013, a decrease of $648,000. Payoffs and paydowns of $1.4 million included the disposition of six other real estate owned properties sold for $570,000, and four loans totaling $116,000 were charged off, but these decreases were offset by the addition of $645,000 in commercial real estate loans, $45,000 in commercial loans, and $167,400 in real estate loans.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2014 consisted of 11 non-accrual loans totaling $1.2 million and no loans over 90 days past due that are still accruing.  Non-performing assets also includes other real estate owned of three commercial real estate properties totaling $198,000.

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

We believe that the allowance for loan losses at December 31, 2014, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale. The investment portfolio increased by $7.4 million, or 14.3%, to $59.0 million at December 31, 2014, compared with $51.6 million at December 31, 2013.

The table below presents the maturities and yield characteristics of securities as of December 31, 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2014	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$-	$1,999	$1,000	$-	$2,999	$2,948
Agency mortgage-backed securities: (1)	4	24,231	3,006	-	27,241	27,519
Municipal securities	535	7,802	11,466	5,547	25,350	26,039
Trust preferred security	-	-	-	1,876	1,876	1,480
Corporate bond	-	-	1,000	-	1,000	1,000
Total available-for-sale securities	$539	$34,032	$16,472	$7,423	$58,466	$58,986

Percent of total	0.92%	58.21%	28.17%	12.70%	100.00%
Weighted average yield(2)	5.27%	2.40%	3.44%	4.31%	2.96%

(1)     Agency mortgage backed securities (residential) are grouped into average lives based on December 2014 prepayment projections.

(2)     The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

December 31, 2013	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$-	$2,999	$3,002	$-	$6,001	$5,819
Agency mortgage-backed securities: (1)	234	20,130	3,461	-	23,825	23,744
Municipal securities	255	3,436	9,772	5,931	19,394	19,676
Trust preferred security	-	-	-	1,872	1,872	1,400
Corporate bond	-	-	1,000	-	1,000	994
Total available-for-sale securities	$489	$26,565	$17,235	$7,803	$52,092	$51,633

Percent of total	0.90%	51.00%	33.10%	15.00%	100.00%
Weighted average yield(2)	3.59%	2.47%	3.24%	4.24%	3.00%

(1)     Agency mortgage backed securities (residential) are grouped into average lives based on December 2013 prepayment projections.

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

Deferred Tax Assets

We have a net deferred tax asset of $1.5 million at December 31, 2014.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2014, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $345.3 million during 2014, an increase of $3.0 million, or 0.9%, compared to $342.3 million during 2013.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.  Deposits at December 31, 2014 totaled $341.8 million, a decrease of $1.2 million, or 0.3%, from $343.0 million at December 31, 2013.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits. There were $975,000 brokered deposits at December 31, 2014 and none at December 31, 2013.

Time deposits of $100,000 or more totaled $63.4 million at December 31, 2014, compared to $56.8 million at December 31, 2013.  Interest expense on time deposits of $100,000 or more was $669,000 in 2014, compared to $800,000 in 2013.  A summary of average balances and rates paid on deposits for the years ended December 31, 2014 and 2013 follows.

	(Dollars in Thousands)
	2014		2013
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$41,734	0.00%	$42,159	0.00%
Interest bearing demand	104,207	0.39%	82,760	0.41%
Savings	40,515	0.29%	38,024	0.29%
Time	158,887	1.02%	179,351	1.10%
	$345,343	0.70%	$342,294	0.71%

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment. Total advances as of December 31, 2014 were $24.0 million.

At December 31, 2014, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2014 or 2013.

In 2014, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million. The line has a floor rate of 4.5% and is secured by the Bank’s common stock.  As of December 31, 2014, the line had a balance of $1.5 million.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our interest rate was as of December 31, 2014 was 1.89%, and at December 31, 2013 was 1.90%.

Information regarding our borrowings as of December 31, 2014 and 2013 is presented below:

	(Dollars in Thousands)
	2014	2013
Borrowed funds:
Balance at year end	$25,500	$22,000
Weighted average rate at year end	1.22%	1.52%
Average balance during the year	$25,895	$26,686
Weighted average rate during the year	1.85%	1.64%
Maximum month-end balance	$30,000	$29,300

Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	1.89%	1.90%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	1.90%	1.95%
Maximum month-end balance	$5,000	$5,000

Total borrowings:
Balance at year end	$30,500	$27,000
Weighted average rate at year end	1.33%	1.59%
Average balance during the year	$30,895	$31,686
Weighted average rate during the year	1.86%	1.69%
Maximum month-end balance	$35,000	$34,300

Capital

Stockholders’ equity was $38.4 million on December 31, 2014, an increase of $101,000, or 0.3%, from $38.3 million on December 31, 2013.  No common dividends were paid during 2014.  In January, 2014 we repurchased the remaining 93 shares of the Series A preferred stock issued under the Capital Purchase Program, which reduced stockholder’s equity by $3.3 million.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets.  We believe we met all capital adequacy requirements as of December 31, 2014 and 2013.

Capital ratios as of December 31, 2014, and 2013 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2014			December 31, 2013

	Tier 1	Total		Tier 1	Total
	Risk-based	Risk-based	Tier 1	Risk-based	Risk-based	Tier 1
	Capital	Capital	Leverage	Capital	Capital	Leverage
Consolidated	11.49%	12.74%	9.42%	12.56%	13.81%	9.57%

Citizens First Bank, Inc.	11.83%	13.09%	9.78%	12.58%	13.83%	9.62%

Regulatory minimum	4.00%	8.00%	4.00%	4.00%	8.00%	4.00%

Well-capitalized minimum	6.00%	10.00%	5.00%	6.00%	10.00%	5.00%

At December 31, 2014 and 2013, we were categorized as “well capitalized” under the regulatory framework for prompt corrective action.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014:

	(Dollars in Thousands)
December 31, 2014	One Year or Less	More Than One Year but Less Than Three Years	More Than Three Years but Less Than Five Years	Five Years or More	Total
Time deposits	$84,138	$54,727	$126	$11,883	$150,874
FHLB advances	16,000	5,000	3,000	-	$24,000
Subordinated debentures	-	-	-	5,000	$5,000
Lease commitments	440	821	851	1,231	$3,343
	$100,578	$60,548	$3,977	$18,114	$183,217

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described under the caption “Federal Home Loan Bank Advances and Letter of Credit” in Note 9 of our Consolidated Financial Statements.  Lease commitments include the leases in place for certain branch sites.

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

At December 31, 2014, unfunded commitments to extend credit totaled $42.2 million, of which $8.3 million were at fixed rates and $33.9 million were at variable rates.  At December 31, 2013, unfunded commitments to extend credit totaled $39.2 million, of which $5.9 million were at fixed rates and $33.3 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $1.3 million and $1.1 million at December 31, 2014 and 2013, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

We monitor interest rate sensitivity and interest rate risk with an earnings simulation model generated by First National Bankers Bank of Louisiana who employs the Sungard Ambit ALM4 model.  This model uses rate risk measurement techniques to produce a reasonable estimate of interest margin risks.  The system provides several methods for measuring interest rate risk, including rate sensitivity gap analysis to show cash flow and repricing information, and margin simulation, or rate shocking, to quantify the actual income risk, by modeling the Company’s sensitivity to changes in cash flows over a variety of interest rate scenarios.  The program performs a full simulation of each balance sheet category under various rate change conditions and calculates the net interest income change for each.  Each category’s interest change is calculated as rates ramp up and down.  In addition, the prepayment speeds and repricing speeds are changed.

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2014:

Projected	Net Interest Income
Interest Rate Change	Estimated Value	$ Change From Base	% Change From Base
+400	$17,687,937	$2,520,654	16.62%
+300	16,964,246	1,796,963	11.85%
+200	16,232,312	1,065,029	7.02%
Base	15,167,283	0	0.00%
-200	14,916,166	(251,117)	(1.66)%

As of December 31, 2014, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years.  During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

}	Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

}	Consolidated Balance Sheets - December 31, 2014 and 2013

}	Consolidated Statements of Comprehensive Income - Years ended December 31, 2014 and 2013

}	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2014 and 2013

}	Consolidated Statements of Cash Flows - Years ended December 31, 2014 and 2013

}	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Franklin, Tennessee
March 23, 2015

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2014	2013
Assets
Cash and due from financial institutions	$7,962	$8,572
Federal funds sold	3,360	28,490
Cash and cash equivalents	11,322	37,062
Available-for-sale securities	58,986	51,633
Loans, net of allowance for loan losses of $4,885 and $4,653 at December 31, 2014 and 2013, respectively	313,592	290,415
Premises and equipment, net	10,758	11,054
Bank owned life insurance (BOLI)	7,993	7,806
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,527	1,554
Deferred income taxes	1,479	2,279
Goodwill	4,097	4,097
Core deposit intangible	336	665
Other real estate owned	198	833
Other assets	501	752
Total Assets	$412,814	$410,175

Liabilities
Deposits
Noninterest bearing	$41,975	$39,967
Savings, NOW and money market	148,935	143,602
Time	150,874	159,382
Total deposits	341,784	342,951
FHLB advances and other borrowings	25,500	22,000
Subordinated debentures	5,000	5,000
Accrued interest payable	231	243
Other liabilities	1,851	1,634
Total Liabilities	374,366	371,828

Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2014 and 2013, respectively	7,659	7,659
5.0% Series A cumulative preferred stock; no par value, authorized 250 shares, issued and outstanding 0 shares and 93 shares at December 31, 2014 and 2013, respectively	-	3,266
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2014 and 2013	27,072	27,072
Retained earnings	3,373	653
Accumulated other comprehensive income (loss)	344	(303)
Total stockholders’ equity	38,448	38,347
Total liabilities and stockholders’ equity	$412,814	$410,175

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2014	2013
Interest and dividend income
Loans	$15,732	$16,306
Taxable securities	615	433
Non-taxable securities	669	661
Federal funds sold and other	119	145
Total interest and dividend income	17,135	17,545
Interest expense
Deposits	2,134	2,426
FHLB advances	479	351
Subordinated debentures	96	98
Short-term borrowings	-	86
Total interest expense	2,709	2,961
Net interest income	14,426	14,584
Provision for loan losses	275	2,650
Net interest income after provision for loan losses	14,151	11,934
Non-interest income
Service charges on deposit accounts	1,196	1,272
Other service charges and fees	630	585
Gain on sale of mortgage loans	190	277
Non-deposit brokerage fees	301	306
Lease income	288	298
BOLI income	188	219
Gain on sale of securities available-for-sale	95	64
Total non-interest income	2,888	3,021
Non-interest expenses
Salaries and employee benefits	6,138	5,659
Net occupancy expense	1,945	1,910
Advertising and public relations	323	323
Professional fees	581	680
Data processing services	973	1,083
Franchise shares and deposit tax	594	573
FDIC insurance	287	380
Core deposit intangible amortization	330	332
Postage and office supplies	207	151
Other real estate owned expenses	92	84
Other	1,088	1,426
Total non-interest expenses	12,558	12,601
Income before income taxes	4,481	2,354
Provision for income taxes	1,240	516
Net income	3,241	1,838
Dividends and accretion on preferred stock	521	755
Net income available for common stockholders	$2,720	$1,083
Basic earnings per common share	$1.38	$0.55
Diluted earnings per common share	$1.29	$0.52
Comprehensive income (loss), net of tax
Net income	3,241	1,838
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(63)	(42)
Change in unrealized gain (loss) on available for sale securities, net of taxes	710	(1,007)

Total other comprehensive income (loss)	647	(1,049)
Comprehensive income	$3,888	$789

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2014 and 2013

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2013	$14,178	$27,072	$(430)	$746	$41,566
Net income			1,838		$1,838

Repayment of 94 shares Series A preferred stock	(3,301)				(3,301)
Accretion on Series A preferred stock	48		(48)		-
Other comprehensive income (loss)				(1,049)	(1,049)
Dividend declared and paid on preferred stock			(707)		(707)

Balance, December 31, 2013	$10,925	$27,072	$653	$(303)	$38,347

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347

Net income			3,241		3,241

Repayment of 93 shares Series A preferred stock	(3,266)				(3,266)

Other comprehensive income				647	647
Dividend declared and paid on preferred stock			(521)		(521)

Balance, December 31, 2014	$7,659	$27,072	$3,373	$344	$38,448

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2014	2013
Operating Activities
Net income	$3,241	$1,838
Items not requiring (providing) cash:
Depreciation and amortization	551	621
Provision for loan losses	275	2,650
Amortization of premiums and discounts on securities	307	329
Amortization of core deposit intangible	329	332
Deferred income taxes	467	442
Bank-owned life insurance	(188)	(219)
Proceeds from sale of mortgage loans held for sale	7,048	11,359
Origination of mortgage loans held for sale	(6,858)	(11,021)
Gains on sales of loans	(190)	(277)
Gains on sales of available-for- sale securities	(95)	(64)
Write-downs and losses on other real estate owned	53	42
Gain on sale premises and equipment	(19)	(14)
Changes in:
Interest receivable	27	106
Other assets	251	967
Interest payable and other liabilities	205	(380)
Net cash provided by operating activities	$5,404	6,711
Investing Activities
Loan originations and payments, net	(23,682)	(836)
Purchase of premises and equipment	(267)	(107)
Proceeds from maturities of available-for-sale securities	6,128	8,258
Proceeds from sales of available-for-sale securities	9,912	2,160
Proceeds from sales of other real estate owned	812	120
Purchase of available-for-sale securities	(22,625)	(17,267)
Proceeds from sales of premises and equipment	32	14
Net cash (used in) investing activities	(29,690)	(7,658)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	7,341	30,650
Net change in time deposits	(8,508)	(19,432)
Proceeds from FHLB advances	6,000	2,000
Repayment of FHLB advances	(4,000)	(6,000)
Proceeds from other borrowings	3,300	-
Repayment of other borrowings	(1,800)	-
Repayment of Series A preferred stock	(3,266)	(3,301)
Dividends paid on preferred stock	(521)	(707)
Net cash provided by (used in) financing activities	(1,454)	3,210
(Decrease) Increase in Cash and Cash Equivalents	(25,740)	2,263
Cash and Cash Equivalents, Beginning of Year	37,062	34,799
Cash and Cash Equivalents, End of Year	$11,322	$37,062

Supplemental Cash Flows Information
Interest paid	$2,721	$2,956
Income taxes paid	$480	$295
Loans transferred to other real estate owned	$230	$804

See Notes to Consolidated Financial Statements

Note 1:            Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation–The consolidated financial statements include Citizens First Corporation and its wholly-owned subsidiary Citizens First Bank, Inc., together referred to as “the Company” or “the Bank”.  Intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates–To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.  The allowance for loan losses, goodwill, intangible assets, realization of deferred tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows–Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions.

Securities–Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans Held for Sale–Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains on sales of mortgage loans are recorded at the time of disbursement by an investor at the difference between the sales proceeds and the loan’s carrying value. Loans are sold servicing released.

Loans–Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.  Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term on the level-yield method. Past due status is based on contractual terms of the loan. Generally, loans are placed on non-accrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.

The majority of the bank’s loans are to customers located in south central Kentucky and central Tennessee; therefore, the bank’s exposure to credit risk is affected by changes in the economy in these areas.  The bank has a concentration of credit of loans in the hotel/motel sector.  These loans and the hotel/motel industry is monitored by management and the bank’s credit analysis staff to recognize industry trends and the performance of loans in this sector.

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

Note 1:            Nature of Operations and Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses–The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. For all loan portfolio segments, loan losses are evaluated on a case by case basis and charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, information about specific borrower situations and estimated collateral values, prevailing economic conditions, and other factors. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Note 1:            Nature of Operations and Summary of Significant Accounting Policies (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative current factors. The historical loss experienced is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors can include the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  At December 31, 2014, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies for all loan segments.  For residential real estate, commercial real estate, and construction and land development loan segments, management also increased the general component to reflect the decrease in real estate values.

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

Approximately 87.0% of our loan portfolio as of December 31, 2014 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to

Note 1:            Nature of Operations and Summary of Significant Accounting Policies (Continued)

increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Federal Home Loan Bank (FHLB) Stock–The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

Premises and Equipment–Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Buildings and related components are depreciated using the straight-line method with useful lives ranging from twenty-five to forty years.   Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.  Furniture, fixtures and equipment are depreciated using the straight-line with useful lives ranging from three to seven years.

Foreclosed Assets–Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management to validate the carrying value of the foreclosed properties.

Note 1:            Nature of Operations and Summary of Significant Accounting Policies (Continued)

Bank Owned Life Insurance–The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets–Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2014 and 2013.  The balance of goodwill was $4.1 million as of December 31, 2014 and December 31, 2013.

Other intangible assets consist largely of core deposit intangible assets arising from a bank acquisition.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of 8 years.

Loan Commitments and Related Financial Instruments–Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Income Taxes–Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.  The Company files consolidated income tax returns with its subsidiary.

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

Stock Based Compensation Plans–Compensation cost is recognized for stock options issued to employees, based on the fair value of these awards at the date of grant. The Black-Scholes model is utilized to estimate the fair value of stock options.  Compensation cost is recognized over the required service period, generally defined as the vesting period.

Retirement Plans–Employee 401(k) expense is the amount of matching contributions.

Operating Segments–While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating segments are aggregated into one as operating results for all segments are similar.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Earnings per Common Share–Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and preferred stock.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income–Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

Loss Contingencies–Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Note 1:            Nature of Operations and Summary of Significant Accounting Policies (Continued)

Dividend Restriction–Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.

Fair Value of Financial Instruments–Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

Recent Accounting Pronouncements–In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Reclassifications–Certain reclassifications have been made to the 2013 financial statements to conform to the 2014 financial statement presentation.

Note 2:            Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
U. S. government agencies and government sponsored entities	$2,999	$ -	$(51)	$2,948
Agency mortgage-backed securities: residential	27,241	309	(31)	27,519
State and municipal	25,350	793	(104)	26,039
Trust preferred security	1,876	-	(396)	1,480
Corporate bonds	1,000	-	-	1,000
Total Available-for-Sale Securities	$58,466	$1,102	$(582)	$58,986
December 31, 2013
U. S. government agencies and government sponsored entities	$6,001	$ -	$(182)	$5,819
Agency mortgage-backed securities: residential	23,825	172	(253)	23,744
State and municipal	19,394	547	(265)	19,676
Trust preferred security	1,872	-	(472)	1,400
Corporate bonds	1,000	-	(6)	994
Total Available-for-Sale Securities	$52,092	$719	$(1,178)	$51,633

The proceeds from sales of securities and the associated gains are listed below:

	2014	2013
	(Dollars in Thousands)
Sales of available for sale securities
Proceeds	$9,912	$2,160
Gross gains	95	68
Gross losses	-	(4)

The tax provision related to these realized gains were $32,000 and $22,000, respectively.

Note 2:            Available-For-Sale Securities (Continued)

The amortized cost and fair value of investment securities at December 31, 2014 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2014
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$535	$538
Due from one to five years	9,801	9,940
Due from five to ten years	13,466	13,702
Due after ten years	7,423	7,287
Agency mortgage-backed: residential	27,241	27,519
Total	$58,466	$58,986

Securities pledged at year end 2014 and 2013 had a carrying amount of $51.0 million and $47.4 million, respectively, and were pledged to secure public deposits.

At year end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2014 and 2013, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

Note 2:            Available-For-Sale Securities (Continued)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31,2014:
U.S. government agencies and government sponsored entities	$992	$(8)	$1,955	$(43)	$2,947	$(51)
Agency mortgage-backed: residential	1,134	(2)	1,678	(29)	2,812	(31)
State and municipal	4,891	(24)	2,530	(80)	7,421	(104)
Trust preferred security	-	-	1,480	(396)	1,480	(396)
Total temporarily impaired	$7,017	$(34)	$7,643	$(548)	$14,660	$(582)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
	Fair Value		Fair Value		Fair Value
Securities		Losses		Losses		Losses
December 31, 2013:
U.S. government agencies and government sponsored entities	$4,882	$(119)	$937	$(63)	$5,819	$(182)
Agency mortgage-backed:
residential	12,977	(253)	-	-	12,977	(253)
State and municipal	3,988	(128)	844	(137)	4,832	(265)
Trust preferred security	-	-	1,400	(472)	1,400	(472)
Corporate bonds	994	(6)	-	-	994	(6)
Total temporarily impaired	$22,841	$(506)	$3,181	$(672)	$26,022	$(1,178)

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

As of December 31, 2014, the Company’s security portfolio consisted of $59.0 million fair value of securities, $14.7 million, or 28 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses 12 months or more relate primarily to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  While market conditions have allowed some increase in the fair market value of the trust preferred security at December 31, 2014, a full recovery has not yet occurred.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 3:            Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2014	2013
Commercial	$43,439	$45,254
Commercial real estate:
Construction	18,064	15,052
Other	174,032	154,975
Residential real estate	78,270	74,040
Consumer:
Auto	1,820	2,544
Other	2,852	3,203
Total Loans	318,477	295,068
Less Allowance for loan losses	(4,885)	(4,653)
Net loans	$313,592	$290,415

Activity in the allowance for loan losses was as follows:

	(Dollars in Thousands)
		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(512)	992	40	(21)	(224)	275
Loans charged-off	(3)	(57)	(177)	(25)	-	(262)
Recoveries	124	74	16	5	-	219
Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885

	(Dollars in Thousands)
		Commercial	Residential
December 31, 2013	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,156	$2,635	$589	$90	$251	$5,721
Provision for loan losses	766	1,522	197	51	114	2,650
Loans charged-off	(1,551)	(2,306)	(105)	(60)	-	(4,022)
Recoveries	49	228	22	5	-	304
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653

Note 3:  Loans and Allowance for Loan Losses (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014 and December 31, 2013.  As of December 31, 2014 and December 31, 2013, accrued interest receivable of $1.2 million and $1.3 million, respectively, are not considered significant for purposes of the disclosure and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $353,000 and $280,000, respectively, are included in the following tables.

	(Dollars in Thousands)
December 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$342	$220	$7	$10	$-	$579
Collectively evaluated	687	2,868	575	35	141	4,306

Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885

Loans:
Individually evaluated for impairment	$2,696	$1,057	$1,098	$22	$-	$4,873
Collectively evaluated	40,743	191,039	77,172	4,650	-	313,604

Total ending loans balance	$43,439	$192,096	$78,270	$4,672	$-	$318,477

	(Dollars in Thousands)
December 31, 2013	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$676	$369	$307	$35	$-	$1,387
Collectively evaluated	744	1,710	396	51	365	3,266
Total ending allowance balance	$1,420	$2,079	$703	$86	$365	$4,653

Loans:
Individually evaluated for impairment	$3,085	$2,021	$1,383	$36	$-	$6,525
Collectively evaluated	42,169	168,006	72,657	5,711	-	288,543

Total ending loans balance	$45,254	$170,027	$74,040	$5,747	$-	$295,068

Note 3:  Loans and Allowance for Loan Losses (Continued)

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2014, and 2013.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs.  In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs. There were no partial net charge-offs as of December 31, 2014.

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2014			December 31, 2013
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Commercial	$1,129	$1,129	$-	$1,880	$1,880	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	-	-	-	843	843	-
Residential real estate	1,026	1,026	-	337	337	-
Consumer:
Auto	-	-	-	1	1	-
Other	-	-	-	-	-	-

Subtotal	$2,155	$2,155	$-	$3,061	$3,061	$-
With an allowance recorded:
Commercial	$1,567	$1,567	$342	$1,205	$1,205	$676
Commercial real estate:
Construction	-	-	-	-	-	-
Other	1,057	1,057	220	1,178	1,178	369
Residential real estate	72	72	7	1,046	1,046	307
Consumer:
Auto	10	10	10	21	21	21
Other	12	12	-	14	14	14

Subtotal	$2,718	$2,718	$579	$3,464	$3,464	$1,387
Total	$4,873	$4,873	$579	$6,525	$6,525	$1,387

Note 3:  Loans and Allowance for Loan Losses (Continued)

Information on impaired loans for the years ended December 31, 2014 and 2013 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2014			December 31, 2013
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized

Commercial	$3,094	$138	$102	$4,406	$162	$155
Commercial real estate:
Construction	-	-	-	-	-	-
Other	1,071	55	55	4,460	101	83
Residential real estate	1,128	55	37	814	61	47
Consumer:
Auto	15	1	-	27	2	1
Other	13	1	1	8	-	-
Total	$5,321	$250	$195	$9,715	$326	$286

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and December 31, 2013:

	(Dollars in Thousands)		(Dollars in Thousands)
	December 31, 2014		December 31, 2013
	Loans Past Due		Loans Past Due
	Over 90 Days and		Over 90 Days and
	Still Accruing	Nonaccrual	Still Accruing	Nonaccrual

Commercial	$-	$748	$-	$153
Commercial real estate:
Construction	-	-	-	-
Other	-	45	-	362
Residential real estate	-	364	-	643
Consumer:
Auto	-	10	-	22
Other	-	-	-	-
Total	$-	$1,167	$-	$1,180

Note 3:  Loans and Allowance for Loan Losses (Continued)

The following tables present the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59	60-89	Over 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
	Due	Due	Due	Due	Past Due	Total
December 31, 2014
Commercial	$-	$-	$645	$645	$42,794	$43,439
Commercial real estate:
Construction	-	-	-	-	18,064	18,064
Other	-	-	45	45	173,987	174,032
Residential real estate	31	-	362	393	77,877	78,270
Consumer:
Auto	-	-	-	-	1,820	1,820
Other	-	-	-	-	2,852	2,852

Subtotal	$31	$-	$1,052	$1,083	$317,394	$318,477

	(Dollars in Thousands)
	30-59	60-89	Over 90
	Days Past	Days Past	Days Past	Total Past	Loans Not
	Due	Due	Due	Due	Past Due	Total
December 31, 2013
Commercial	$53	$-	$-	$53	$45,201	$45,254
Commercial real estate:
Construction	-	-	-	-	15,052	15,052
Other	321	-	303	624	154,351	154,975
Residential real estate	98	66	574	738	73,302	74,040
Consumer:
Auto	6	1	-	7	2,537	2,544
Other	-	-	-	-	3,203	3,203

Subtotal	$478	$67	$877	$1,422	$293,646	$295,068

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $4.4 million and $5.5 million as of December 31, 2014 and 2013, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.  Of the 14 loans reported

Note 3:  Loans and Allowance for Loan Losses (Continued)

as troubled debt restructurings (TDRs) at December 31, 2014, 12 loans totaling $3.7 million were accruing and 2 loans totaling $721,000 were on non-accrual status.

During the year ending December 31, 2014, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. No troubled debt restructurings were charged off during 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2014 and 2013:

		(Dollars in Thousands)			(Dollars in Thousands)
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number	Recorded	Recorded	Number	Recorded	Recorded
	of Loans	Investment	Investment	of Loans	Investment	Investment
		December 31, 2014				December 31, 2013
Troubled Debt Restructurings:
Commercial	2	$846	$846	10	$2,716	$2,716
Commercial real estate:
Other	1	924	924	1	604	604
Residential real estate	1	16	16	3	841	854
Consumer	-	-	-	1	16	15
Total	4	$1,786	$1,786	15	$4,177	$4,189

The troubled debt restructurings described above increased the allowance for loan losses by $1,000 and resulted in no charge-offs during the year ending December 31, 2014. The troubled debt restructurings described above increased the allowance for loan losses by $642,000 and resulted in charge-offs of $97,000 during the year ending December 31, 2013.

Specific allocations of $547,000 and $1.1 million were reported for troubled debt restructurings as of December 31, 2014 and 2013.  No troubled debt restructured loans were charged off during the year ending December 31, 2014.

The terms of certain other loans were modified during the year ending December 31, 2014 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of December 31, 2014 of $13.9 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

Note 3:  Loans and Allowance for Loan Losses (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

Note 3:  Loans and Allowance for Loan Losses (Continued)

	(Dollars in Thousands)
		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial	$39,926	$547	$2,966	$-	$43,439
Commercial real estate:
Construction	18,064	-	-	-	18,064
Other	166,969	2,875	4,188	-	174,032
Residential real estate	76,756	772	742	-	78,270
Consumer:
Auto	1,820	-	-	-	1,820
Other	2,842	-	10	-	2,852
Total	$306,377	$4,194	$7,906	$-	$318,477

	(Dollars in Thousands)
		Special
	Pass	Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial	$41,968	$77	$3,209	$-	$45,254
Commercial real estate:
Construction	15,052	-	-	-	15,052
Other	147,429	-	7,546	-	154,975
Residential real estate	72,264	164	1,612	-	74,040
Consumer:
Auto	2,543	-	1	-	2,544
Other	3,203	-	-	-	3,203
Total	$282,459	$241	$12,368	$-	$295,068

Note 4:  Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2014	2013

Balance, beginning of year	$833	$191
Additions	230	804
Direct write-downs	(58)	(33)
Sales	(812)	(120)
Net loss on sales	5	(9)
Balance, end of year	$198	$833

Note 4:  Other Real Estate Owned (Continued)

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

In determining the appropriate levels, the Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (level 1 inputs) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (level 2 inputs).  The Company does not have any Level 1 securities.  Level 2 securities include certain U.S. agency bonds, collateralized mortgage and debt obligations, corporate bonds and certain municipal securities. The Company has one Level 3 security. The value of this single issue trust preferred security is obtained on a quarterly basis directly from the originating broker.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made

Note 5:  Fair Value (Continued)

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

Note 5:      Fair Value (Continued)

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2014			December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$2,948			$5,819
Agency mortgage-backed securites-residential		27,519			23,744
State and municipal		26,039			19,676
Trust preferred security			1,480		1,400
Corporate bonds		1,000			994
Total investment securities	$-	$57,506	$1,480	$-	$51,633	$-

The following transfers between Level 2 and Level 3 occurred during 2014.

2014

Transfer from Level 2 to Level 3:	$ 1,480

Note 5:      Fair Value (Continued)

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurement
	(Dollars in Thousands)
	December 31, 2014	December 31, 2013
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$423	$530
Commercial RE	29	808
Residential	59	739

Other real estate owned:
Commercial RE	$198	$516
Residential	-	317

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $841,000 at December 31, 2014, with a valuation allowance of $330,000, resulting in no additional provision for loan losses for the year ending December 31, 2014. At December 31, 2013, impaired loans which were measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $3.5 million, with a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $836,000 for the year ended December 31, 2013.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $198,000 and $833,000 at December 31, 2014 and December 31, 2013, respectively.  Total write-downs of other real estate owned during the twelve months ended December 31, 2014 and December 31, 2013 were $58,000 and $33,000, respectively.

The following tables present quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2014 and 2013.

Note 5:      Fair Value (Continued)

	December 31, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)

Impaired loans:
Commercial	$ 423	Market Approach	Discounts to allow for market value of assets	50%-70% (67.35%)
Commercial RE	29	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00%)
Residential	58	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00%)
Other real estate owned:
Commercial RE	198	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (38.29%)

	December 31, 2013	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)

Impaired loans:
Commercial	$ 530	Market Approach	Discounts to allow for market value of assets	0%-50% (39.42%)
Commercial RE	808	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-50% (24.92%)
Residential	739	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	0%-20% (18.43%)
Other real estate owned:
Residential	317	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	6%-42.3% (21.47%)
Commercial RE	516	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	7.9%-54.5% (42.93%)

Note 5:      Fair Value (Continued)

Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

		Fair Value Measurements at
		December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,322	$11,322			$11,322
Loans, net of allowance	313,081			316,075	316,075
Accrued interest recievable	1,527		323	1,204	1,527
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$190,910	$156,790			$156,790
Time deposits	150,874		151,504		151,504
FHLB advances	24,000		23,835		23,835
Other Borrowings	1,500		1,500		1,500
Subordinate debentures	5,000			2,395	2,395
Accrued interest payable	231	9	222		231

		Fair Value Measurements at
		December 31, 2013
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$37,062	$37,062			$37,062
Loans, net of allowance	288,338			295,850	295,850
Accrued interest recievable	1,554		274	1,280	1,554
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$183,569	$144,220			$144,220
Time deposits	159,382		160,284		160,284
FHLB advances	22,000		21,794		21,794
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	239	15	228		243

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

Note 6:   Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2014	2013

Land and land improvements	$3,631	$3,631
Buildings and improvements	8,915	8,896
Leasehold improvements	291	286
Furniture and fixtures	747	693
Equipment and software	2,823	2,658
Automobiles	85	97
	16,492	16,261
Less accumulated depreciation	(5,734)	(5,207)

	$10,758	$11,054

Depreciation and amortization expense totaled $551,000 and $621,000 for 2014 and 2013, respectively.

Operating Leases

The Company leases certain branch properties and equipment under operating leases.  Rent expense was $399,000 for 2014 and $379,000 for 2013.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

(Dollars In Thousands)
2015	440
2016	407
2017	415
2018	421
2019	430
Thereafter	1,230
$3,343

During December 2006, the Company sold a property to an unrelated third party, and subsequently entered into a lease agreement for the property.  A gain of $246,000 was deferred and will be recognized over the fifteen year term of the lease.  $16,000 of the deferred gain was recognized in both 2014 and 2013.

Note 7:   Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2014 and 2013 which indicated no impairment.  Goodwill balance was $4.1 million at year end 2014 and 2013.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in thousands)
	2014	2013
Core deposit intangibles:
Gross carrying amount	$ 2,805	$ 2,805
Accumulated amortization	$ (2,469)	$ (2,140)

Amortization expense was $329,000 in 2014 and $332,000 in 2013. Estimated amortization expense for each of the next five years:

(Dollars In Thousands)
2015	71
2016	71
2017	71
2018	71
2019	52

Note 8:   Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $8.1 million and $8.6 million at December 31, 2014 and 2013, respectively. There were $975,000 in brokered deposits at December 31, 2014 and $0 at December 31, 2013.

At December 31, 2014, the scheduled maturities of time deposits were as follows:

(Dollars In Thousands)
2015	84,138
2016	41,950
2017	12,777
2018	8,601
2019	3,408
$150,874

Note 8:   Deposits (Continued)

At December 31, 2014, our ten largest customers accounted for approximately $39.8 million, or 11.6%, of total deposits whereas, at December 31, 2013, ten customers accounted for approximately $36.3 million, or 10.6% of total deposits.

Note 9:   Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2014	2013

Matures December 2014, fixed rate at 1.73%	-	2,000
Matures December 2014, fixed rate at 3.46% until March 2011, with FHLB option to call in full each 24 months thereafter	-	2,000
Matures January 2015, fixed rate at 0.17%	4,000	-
Matures February 2015, fixed rate at 2.85% until February 2011, with FHLB option to call in full each 24 months thereafter	2,000	2,000
Matures April 2015, fixed rate at 0.24%	2,000	-
Matures May 2015, fixed rate at 0.73%	3,000	3,000
Matures December 2015, fixed rate at 1.14%	5,000	5,000
Matures May 2016, fixed rate at 0.99%	3,000	3,000
Matures June 2016, fixed rate at 0.68%	2,000	2,000
Matures May 2019, fixed rate at 1.72%	3,000	3,000

Total	$24,000	$22,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $123.7 million and $114.7 million of first mortgage and commercial real estate loans under blanket lien arrangement for both year-end 2014 and 2013.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $40.6 million at year-end 2014.

Payment Information: Required payments over the next five years are

(Dollars in Thousands)

2015	16,000
2016	5,000
2019	3,000

$24,000

Note 9:                               Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds (Continued)

Other Borrowed Funds

In 2014, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 1, 2015, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of December 31, 2014, the line had a balance of $1.5 million.

Letter of Credit

At year-end 2014, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  Our interest rate was 1.89% and 1.90% at December 31, 2014 and 2013, respectively.

Note 11:                    Employee Benefit Plans

The Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2014 and 2013 were $170,000 and $161,000, respectively.

Note 12:                    Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2014	2013

Taxes currently payable	$773	$74
Deferred income taxes	467	442
Income tax expense	$1,240	$516

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2014	2013
Computed at the statutory rate (34.0%)	$1,524	$800
Tax-exempt interest	(234)	(236)
Bank owned-life insurance	(64)	(74)
Other	14	26
Actual tax expense	$1,240	$516

Note 12:                    Income Taxes (Continued)

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2014	2013
Deferred tax assets:
Allowance for loan losses	$844	$758
Tax credit carryforward	-	261
Unrealized losses on available-for-sale securities	-	156
Deferred gain	40	45
Goodwill and core deposit	790	958
Other real estate	8	16
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	104	104
Accrued compensated absenses	83	72
Other	83	157
	1,977	2,552

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	(177)	-
Deferred loan fees/costs	(46)	(44)
FHLB stock dividends	(74)	(74)
Depreciation	(126)	(88)
Accretion on investment securities	(22)	(19)
Other	(53)	(48)
	(498)	(273)
Net deferred tax asset	$1,479	$2,279

The deferred tax asset is considered to be realizable based on our analysis of the evidence available. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2014 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2010.

Note 12:                    Income Taxes (Continued)

As of December 31, 2014 and 2013, income taxes receivable were $69,000 and $362,000, respectively, and are included in other assets/other liabilities on the Consolidated Balance Sheet.

Note 13:                    Related Party Transactions

At December 31, 2014 and 2013, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $5.8 million and $6.4 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$6,408
New loans	169
Repayments	(789)
Ending balance	$5,788

Deposits from related parties held by the Bank at December 31, 2014 and 2013, respectively, totaled $467,000 and $909,000, respectively.

Amounts paid to a related party for advertising services totaled $48,000 in 2014 and $43,000 in 2013.

Note 14:                    Stock Option Plans

The Board of Directors adopted an employee stock option plan, which became effective upon the approval of the Company’s stockholders at the annual meeting in 2003.  The purpose of the plan is to afford key employees an incentive to remain in the employee of the Company and its subsidiaries and to use their best efforts on its behalf.  132,300 shares of Company common stock were reserved for issuance under the plan. This plan terminated in December of 2012. Therefore, no options remain eligible for issuance at December 31, 2014. Options granted expire after ten years, and vest ratably over a three year period.

The Board of Directors also adopted a non-employee director stock option plan for non-employee directors, which became effective upon the approval of the Company’s stockholders at the annual meeting in 2003.  The purpose of the plan is to assist the Company in promoting a greater identity of interest between the Company’s non-employee directors and stockholders and in attracting and retaining non-employee

Note 14:                                 Stock Option Plans (Continued)

directors by affording them an opportunity to share in the Company’s future successes. 44,100 shares of common stock were reserved for issuance under the plan.  Options granted expire after ten years, and are immediately vested. This plan terminated in February 2015.

The fair value of options granted is estimated on the date of the grant using a Black-Scholes option-pricing model.  No options were granted during 2014 and 2013. ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2014 and 2013, employee and non-employee compensation expense recorded was $0.  As of December 31, 2014, there is no unrecognized compensation expense associated with stock options.  A summary of the status of the plans at December 31, 2014, and changes during the period then ended is presented below:

	2014
	Shares	Weighted- Average Exercise Price

Outstanding, beginning of year	72,931	$15.22
Granted	-	-
Exercised	-	-
Forfeited	(20,727)	$12.88
Expired	-	-

Outstanding, end of year	52,204	$16.14

Options exercisable, end of year	52,204	$16.14

All stock option shares are vested at December 31, 2014.  The weighted average remaining term for outstanding and exercisable stock options was 0.72 years and 1.25 years, respectively at December 31, 2014 and 2013.  The aggregate intrinsic value at December 31, 2014 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s common stock as of the reporting date.

Note 15:                    Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate

Note 15:                    Regulatory Capital Matters (Continued)

regulatory action.  Management believes as of December 31, 2014, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2014 and 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

December 31, 2014	(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets

Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A

Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)

Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A

Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Capital (to Risk-Weighted Assets)

Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A

Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

Note 15:                    Regulatory Capital Matters (Continued)

December 31, 2013	(Dollars in Thousands)

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets

Consolidated	$42,654	13.81%	$24,718	8.0%	N/A	N/A

Citizens First Bank, Inc.	42,721	13.83%	24,708	8.0%	$30,886	10.0%

Tier I Capital (to Risk-Weighted Assets)

Consolidated	38,792	12.56%	12,359	4.0%	N/A	N/A

Citizens First Bank, Inc.	38,851	12.58%	12,354	4.0%	18,531	6.0%

Tier I Capital (to Risk-Weighted Assets)

Consolidated	38,792	9.57%	16,213	4.0%	N/A	N/A

Citizens First Bank, Inc.	38,851	9.62%	16,148	4.0%	20,184	5.0%

Citizens First Bank, Inc. is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, Citizens First Bank, Inc. could, without prior approval, declare dividends equal to any current and prior two years net profit retained to the date of the dividend declaration.

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments to make loans and unused lines of credit	$8,275	$33,907	$5,862	$33,348

Note 16:                    Loan Commitments and Other Related Activities (Continued)

Commitments to make loans are generally made for periods of 60 days or less.  The fixed rate loan unused lines of credit have interest rates ranging from 2.2% to 21.0% and maturities ranging from 1 month to 25 years.

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

The Bank had total outstanding standby letters of credit amounting to $1.3 million and $1.1 million at December 31, 2014 and 2013, respectively, with terms generally 18 months or less.

Note 17:                    Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	(Dollars in Thousands)
	2014	2013

Assets

Cash	$710	$187

Investment in Citizens First Bank, Inc.	44,613	43,406

Other assets	29	113
Total Assets	$45,352	$43,706
Liabilities

Borrowings	$6,500	$5,000

Other liabilities	404	359
Total Liabilities	6,904	5,359

Stockholders’ Equity	38,448	38,347
Total stockholders’ equity	38,448	38,347
Total liabilities and stockholders’ equity	$45,352	$43,706

Note 17: Condensed Financial Information (Parent Company Only) (Continued)

Condensed Statement of Operations

	(Dollars in Thousands)
	2014	2013
Dividend Income	$3,000	$4,300
Expenses
Interest Expense	238	184
Professional fees	180	256
Other expenses	66	127
Total expenses	484	567
Income before income taxes and equity in undistributed income of subsidiary	2,516	3,733

Income tax benefit	(164)	(193)
Income before equity in undistributed income (loss) of subsidiary	2,680	3,926
Equity in undistributed income (loss) of subsidiary	561	(2,088)
Net Income	$3,241	$1,838

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2014	2013

Operating Activities
Net income	$3,241	$1,838
Adjustments:
Equity in undistributed income of subsidiary	(561)	2,088
Changes in:
Other assets	84	26
Other liabilities	46	40
Net cash provided by operating activities	2,810	$3,992

Financing Activities
Payment of dividends on stock	(521)	(707)
Proceeds from other borrowings	3,000	-
Repayments of other borrowings	(1,500)	-
Partial repayment of TARP preferred stock	(3,266)	(3,301)
Net cash used in financing activities	(2,287)	(4,008)
(Decrease) in cash and cash equivalents	523	(16)
Cash and cash equivalents, beginning of year	187	203
Cash and cash equivalents, end of year	$710	$187

Note 18:                          Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2014 and 2013.

	(Income in Thousands)
	2014			2013
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$3,241			$1,838
Less: Dividends on preferred stock during the year	(521)			(707)
Less: Accretion on warrants	-			(48)
Net income available to common shareholders	$2,720	1,968,777	$1.38	$1,083	1,968,777	$0.55

Effect of dilutive securities
Warrants		133,583			108,870

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$2,720	2,102,360	$1.29	$1,083	2,077,647	$0.52

Stock options for 52,204 and 72,931 shares of common stock were not considered in computing diluted earnings per common share for 2014 and 2013, respectively, because they were anti-dilutive.  Convertible preferred shares are not included because they were anti-dilutive for 2014 and 2013.

Note 19:    Preferred Stock and Stock Warrants

The Company has issued two forms of preferred stock: Series A and Cumulative preferred stock. 250 shares of our preferred stock, designated as Series A cumulative perpetual preferred stock, (“Series A preferred stock”) were issued to the U.S. Treasury on December 19, 2008, in connection with the TARP Capital Purchase Program for a purchase price of $8.8 million.  On January 15, 2014 we completed the repurchase of all shares of the Series A preferred stock for a purchase price of $3.3 million.

Note 19:     Preferred Stock and Stock Warrants

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2014, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2014, in relation to criteria for effective internal control over financial reporting as described in the 1992 report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2014, its system of internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the Proxy Statement of the Company for the 2015 Annual Meeting of Shareholders to be held May 20, 2015, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	69	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank

Sarah Glenn Grise	58	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky

Chris B. Guthrie	48	President of Trace Die Cast, Inc.

James R. Hilliard	58	President of Airgas Mid-America, Inc.

M. Todd Kanipe	46	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank

J. Steven Marcum	58	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank

Amy Milliken	43	Warren County Kentucky County Attorney

Steve Newberry	52	President and Chief Executive Officer of Commonwealth Broadcasting

Jack Sheidler	58	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank: Real estate developer and owner of Greenwood Properties, Inc.

John M. Taylor	76	President, Taylor Polson & Company, a certified public accounting firm

Dr. Kevin Vance	51	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank

M. Todd Kanipe	46	President and Chief Executive Officer

J. Steven Marcum	58	Executive Vice President and Chief Financial Officer

Marc Lively	51	Executive Vice President and Chief Credit Officer

Kim M. Thomas	44	Executive Vice President, Retail Banking and Private Client Group

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

4.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008; file number 001-33126).

10.1	Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed July 21, 2014).*

10.2	2002 Stock Option Plan of Citizens First Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.3	2003 Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form SB-2 (No. 333-103238)).*

10.6

Amendment No. 1 to 2003 Non-Employee Stock Option Plan of Citizens First Corporation. (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K dated December 31, 2008; file number 001-33126).*

10.8	Employment Agreement between Citizens First Corporation and John Steven Marcum (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed July 21, 2014).*

10.9	Employment Agreement between Citizens First Corporation and Marc Lively (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed July 21, 2014).*

10.10	Citizens First Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 14, 2014).*

10.11

Repurchase Agreement between Citizens First Corporation and U.S. Department of the Treasury dated January 15, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated March 31, 2014).

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

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and December 31, 2013, (iii) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (v) Notes to Consolidated Financial Statements.**

*Denotes a management contract or compensatory plan or agreement.

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

Citizens First Corporation

March 23, 2015	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 23, 2015
/s/ M Todd Kanipe
M. Todd Kanipe
President, Chief Executive Officer and Director

March 23, 2015
/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Barry D. Bray	March 23, 2015
Barry D. Bray, Director

/s/Sarah G. Grise	March 23, 2015
Sarah G. Grise, Director

/s/Christopher B. Guthrie	March 23, 2015
Christopher B. Guthrie, Director

/s/J. Robert Hilliard	March 23, 2015
J. Robert Hilliard, Director

/s/M. Todd Kanipe	March 23, 2015
M. Todd Kanipe, Director

/s/Amy H. Milliken	March 23, 2015
Amy Milliken, Director

/s/Steven W. Newberry	March 23, 2015
Steven W. Newberry, Director

/s/Jack W. Sheidler	March 23, 2015
Jack W. Sheidler, Director

/s/John M. Taylor	March 23, 2015
John Taylor, Director

/s/R. Kevin Vance	March 23, 2015
R. Kevin Vance, Director

/s/J. Steven Marcum	March 23, 2015
J. Steven Marcum, Director