Form 10-Q
period 2015-03-31
CITIZENS FIRST CORP
filed 2015-05-11
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

1,968,777 shares of Common Stock, no par value, were outstanding at May 11, 2015.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31, 2015	December 31, 2014
	Unaudited
Assets
Cash and due from financial institutions	$8,513	$7,962
Federal funds sold	19,905	3,360
Cash and cash equivalents	28,418	11,322
Available-for-sale securities	58,913	58,986
Loans held for sale	310	—
Loans, net of allowance for loan losses of $4,947 and $4,885 at March 31, 2015 and December 31, 2014, respectively	314,685	313,592
Premises and equipment, net	10,776	10,758
Bank owned life insurance (BOLI)	8,039	7,993
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,443	1,527
Deferred income taxes	1,350	1,479
Goodwill	4,097	4,097
Core deposit intangible	318	336
Other real estate owned	267	198
Other assets	491	501
Total Assets	$431,132	$412,814
Liabilities
Deposits
Noninterest bearing	$44,664	$41,975
Savings, NOW and money market	153,781	148,935
Time	166,920	150,874
Total deposits	365,365	341,784
FHLB advances and other borrowings	19,500	25,500
Subordinated debentures	5,000	5,000
Accrued interest payable	242	231
Other liabilities	1,674	1,851
Total Liabilities	391,781	374,366
Stockholders’ Equity
6.5% cumulative convertible preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at March 31, 2015 and December 31, 2014, respectively	7,659	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at March 31, 2015 and December 31, 2014, respectively	27,072	27,072
Retained earnings	4,027	3,373
Accumulated other comprehensive income (loss)	593	344
Total stockholders’ equity	39,351	38,448
Total liabilities and stockholders’ equity	$431,132	$412,814

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2015	March 31, 2014
Interest and dividend income
Loans	$3,949	$3,844
Taxable securities	152	141
Non-taxable securities	176	164
Federal funds sold and other	29	32
Total interest and dividend income	4,306	4,181
Interest expense
Deposits	549	543
FHLB advances and other	71	117
Subordinated debentures	24	23
Total interest expense	644	683
Net interest income	3,662	3,498
Provision for loan losses	80	125
Net interest income after provision for loan losses	3,582	3,373
Non-interest income
Service charges on deposit accounts	317	261
Other service charges and fees	135	153
Gain on sale of mortgage loans	31	24
Non-deposit brokerage fees	92	69
Lease income	73	75
BOLI income	45	47
Total non-interest income	693	629
Non-interest expenses
Salaries and employee benefits	1,648	1,527
Net occupancy expense	528	482
Advertising and public relations	52	83
Professional fees	164	153
Data processing services	239	233
Franchise shares and deposit tax	146	146
FDIC insurance	59	77
Core deposit intangible amortization	18	84
Postage and office supplies	40	51
Other	309	226
Total non-interest expenses	3,203	3,062
Income before income taxes	1,072	940
Income taxes	290	249
Net income	782	691
Dividends on preferred stock	128	132
Net income available for common stockholders	$654	$559
Basic earnings per common share	$0.33	$0.28
Diluted earnings per common share	$0.29	$0.27

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2015	March 31, 2014
Comprehensive income (loss), net of tax
Net income	$782	$691
Other comprehensive income (loss)
Change in unrealized gain on available for sale securities, net of $129 taxes in 2015 and $141 in 2014	249	273
Total other comprehensive income	249	273
Comprehensive income	$1,031	$964

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income			782		782
Change in accumulated other comprehensive income				249	249
Dividend declared and paid on preferred stock			(128)		(128)

Balance, March 31, 2015	$7,659	$27,072	$4,027	$593	$39,351

	Preferred Stock	Common Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			691		691
Redemption of Series A preferred stock	(3,266)				(3,266)
Change in accumulated other comprehensive loss				273	273
Dividend declared and paid on preferred stock			(132)		(132)

Balance, March 31, 2014	$7,659	$27,072	$1,212	$(30)	$35,913

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Three months ended
	(In Thousands)
	March 31, 2015	March 31, 2014
Operating Activities
Net income	$782	$691
Items not requiring (providing) cash:
Depreciation and amortization	137	144
Provision for loan losses	80	125
Amortization of premiums and discounts on securities	86	68
Amortization of core deposit intangible	18	84
Deferred income taxes	80	799
BOLI income	(45)	(47)
Proceeds from sale of mortgage loans	1,591	982
Origination of mortgage loans held for sale	(1,870)	(1,044)
Gains on sales of mortgage loans	(31)	(24)
Write-downs and losses on sale of other real estate owned	10	11
Gain on sale premises and equipment	(4)	(7)
Changes in:
Accrued interest receivable	84	110
Other assets	(70)	(641)
Accrued interest payable and other liabilities	(166)	(158)
Net cash provided by operating activities	682	1,093
Investing Activities
Loan originations and payments, net	(1,252)	(6,485)
Purchase of premises and equipment	(151)	(72)
Proceeds from maturities of available-for-sale securities	1,373	1,429
Proceeds from sales of other real estate owned	—	191
Purchase of available-for-sale securities	(1,009)	(4,124)
Proceeds from sales of premises and equipment	—	19
Net cash used in investing activities	(1,039)	(9,042)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	7,535	4,214
Net change in time deposits	16,046	5,032
Repayment of FHLB advances	(6,000)	—
Repayment of TARP preferred stock	—	(3,266)
Proceeds from other borrowings	—	3,300
Dividends paid on preferred stock	(128)	(132)
Net cash provided by financing activities	17,453	9,148
Increase in Cash and Cash Equivalents	17,096	1,199
Cash and Cash Equivalents, Beginning of Year	11,322	37,062
Cash and Cash Equivalents, End of Quarter	$28,418	$38,261
Supplemental Cash Flows Information
Interest paid	$633	$685
Income taxes paid	$210	$—
Loans transferred to other real estate owned	$80	$—

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2014 has been derived from the audited consolidated balance sheet of the Company as of that date.

Recent Accounting Pronouncements—In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15,

2016, including interim periods within that reporting period. The FASB has proposed an amendment to delay the effective date of the amended guidance until 2017. The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income(loss):

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
U. S. government agencies and government sponsored entities	$2,999	$8	$(14)	$2,993
Agency mortgage-backed securities: residential	26,804	489	(17)	27,276
State and municipal	25,334	889	(36)	26,187
Trust preferred security	1,877	—	(427)	1,450
Corporate bonds	1,000	7	—	1,007
Total Available-for-Sale Securities	$58,014	$1,393	$(494)	$58,913

December 31, 2014

U. S. government agencies and government sponsored entities	$2,999	$—	$(51)	$2,948
Agency mortgage-backed securities: residential	27,241	309	(31)	27,519
State and municipal	25,350	793	(104)	26,039
Trust preferred security	1,876	—	(396)	1,480
Corporate bonds	1,000	—	—	1000
Total Available-for-Sale Securities	$58,466	$1,102	$(582)	$58,986

The amortized cost and fair value of investment securities at March 31, 2015 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2015
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$535	$536
Due from one to five years	11,545	11,752
Due from five to ten years	11,708	12,062
Due after ten years	7,422	7,287
Agency mortgage-backed: residential	26,804	27,276
Total	$58,014	$58,913

The following table summarizes the investment securities with unrealized losses by portfolio segment at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2015:
U.S. government agencies and government sponsored entities	$—	$—	$1,985	$(14)	$1,985	$(14)
Agency mortgage-backed: residential	—	—	1,637	(17)	1,637	(17)
State and municipal	2,562	(8)	603	(28)	3,165	(36)
Trust preferred security	—	—	1,450	(427)	1,450	(427)
Total temporarily impaired	$2,562	$(8)	$5,675	$(486)	$8,237	$(494)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2014:
U.S. government agencies and government sponsored entities	$992	$(8)	$1,955	$(43)	$2,947	$(51)
Agency mortgage-backed: residential	1,134	(2)	1,678	(29)	2,812	(31)
State and municipal	4,891	(24)	2,530	(80)	7,421	(104)
Trust preferred security	—	—	1,480	(396)	1,480	(396)

Total temporarily impaired	$7,017	$(34)	$7,643	$(548)	$14,660	$(582)

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

Approximately 88% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated. No impairment charge is being taken as no loss of principal or interest is anticipated. All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2015	December 31, 2014
Commercial	$42,680	$43,439
Commercial real estate:
Construction	20,862	18,064
Other	173,860	174,032
Residential real estate	77,651	78,270
Consumer:
Auto	1,604	1,820
Other	2,975	2,852
Total Loans	319,632	318,477
Less Allowance for loan losses	(4,947)	(4,885)
Net loans	$314,685	$313,592

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2015 and 2014.

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
March 31, 2015
Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision for loan losses	(15)	135	(43)	(2)	5	80
Loans charged-off	—	(17)	(24)	(3)	—	(44)
Recoveries	21	—	4	1	—	26
Total ending allowance balance	$1,035	$3,206	$519	$41	$146	$4,947

	(Dollars in Thousands)
March 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(500)	887	9	(13)	(258)	125
Loans charged-off	—	—	(19)	(3)	—	(22)
Recoveries	17	47	6	1	—	71
Total ending allowance balance	$937	$3,013	$699	$71	$107	$4,827

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2015 and December 31, 2014, which includes net deferred loan fees.  As of March 31, 2015 and December 31, 2014, accrued interest receivable of $1.1 million and $1.2 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
March 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$388	$203	$4	$6	$—	$601
Collectively evaluated	647	3,003	515	35	146	4,346
Total ending allowance balance	$1,035	$3,206	$519	$41	$146	$4,947
Loans:
Individually evaluated for impairment	$2,536	$1,187	$1,018	$17	$—	$4,758
Collectively evaluated	40,144	193,535	76,633	4,562	—	314,874
Total ending loans balance	$42,680	$194,722	$77,651	$4,579	$—	$319,632

	(Dollars in Thousands)
December 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$342	$220	$7	$10	$—	$579
Collectively evaluated	687	2,868	575	35	141	4,306
Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885
Loans:
Individually evaluated for impairment	$2,696	$1,057	$1,098	$22	$—	$4,873
Collectively evaluated	40,743	191,039	77,172	4,650	—	313,604
Total ending loans balance	$43,439	$192,096	$78,270	$4,672	$—	$318,477

The following table presents information related to impaired loans by class of loans as of March 31, 2015 and December 31, 2014. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$999	$999	$—	$1,129	$1,129	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	181	181	—	—	—	—
Residential real estate	949	949	—	1,026	1,026	—
Consumer:				—
Auto	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$2,129	$2,129	$—	$2,155	$2,155	$—
With an allowance recorded:
Commercial	$1,537	$1,537	$388	$1,567	$1,567	$342
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,006	1,006	203	1,057	1,057	220
Residential real estate	69	69	4	72	72	7
Consumer:
Auto	6	6	6	10	10	10
Other	11	11	—	12	12	—
Subtotal	$2,629	$2,629	$601	$2,718	$2,718	$579
Total	$4,758	$4,758	$601	$4,873	$4,873	$579

Information on impaired loans for the three months ending March 31, 2015 and 2014 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2015			March 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$2,616	$34	$24	$2,944	$32	$27
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,199	14	13	1,777	20	14
Residential real estate	1,023	12	8	1,366	18	10
Consumer:
Auto	7	—	—	20	—	—
Other	11	—	—	14	—	—
Total	$4,856	$60	$45	$6,121	$70	$51

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	March 31, 2015		December 31, 2014
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$734	$—	$748
Commercial real estate:
Construction	—	—	—	—
Other	—	181	—	45
Residential real estate	—	291	—	364
Consumer:
Auto	—	6	—	10
Other	—	—	—	—
Total	$—	$1,212	$—	$1,167

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
March 31, 2015
Commercial	$35	$—	$644	$679	$42,001	$42,680
Commercial real estate:
Construction	—	—	—	—	20,862	20,862
Other	—	949	27	976	172,884	173,860
Residential real estate	95	48	254	397	77,254	77,651
Consumer:
Auto	—	—	—	—	1,604	1,604
Other	43	—	—	43	2,932	2,975
Subtotal	$173	$997	$925	$2,095	$317,537	$319,632

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2014
Commercial	$—	$—	$645	$645	$42,794	$43,439
Commercial real estate:
Construction	—	—	—	—	18,064	18,064
Other	—	—	45	45	173,987	174,032
Residential real estate	31	—	362	393	77,877	78,270
Consumer:
Auto	—	—	—	—	1,820	1,820
Other	—	—	—	—	2,852	2,852
Subtotal	$31	$—	$1,052	$1,083	$317,394	$318,477

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $4.3 million and $4.4 million as of March 31, 2015 and December 31, 2014, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 14 troubled debt restructurings reported at quarter end, 12 loans totaling $3.5 million were accruing and 2 loans totaling $715,000 were on nonaccrual status.

The following table presents the pre-modification and post-modification outstanding recorded balances for loans by class modified as troubled debt restructurings that were reported at period end for March 31, 2015 and December 31, 2014:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	March 31, 2015			December 31, 2014
Troubled Debt Restructurings:
Commercial	7	$3,970	$3,970	7	$3,970	$3,970
Commercial real estate:
Other	2	1,017	1,017	2	1,017	1,017
Residential real estate	4	757	759	4	757	759
Consumer	1	16	15	1	16	15
Total	14	$5,760	$5,761	14	$5,760	$5,761

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending March 31, 2015 and 2014:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	March 31, 2015			March 31, 2014
Troubled Debt Restructurings:
Commercial	—	$—	$—	—	$—	$—
Commercial real estate:				—	—	—
Other	—	—	—	—	—	—
Residential real estate	—	—	—	1	15	15
Consumer	—	—	—	—	—	—

Total	—	$—	$—	1	$15	$15

Specific allocations of $591,000 and $547,000 were reported for troubled debt restructurings as of March 31, 2015 and December 31, 2014. Specific allocations of $362,000 were reported for the troubled debt restructurings as of March 31, 2014. No payment defaults were reported for troubled debt restructurings during the three months ending March 31, 2015 or March 31, 2014. No charge offs were taken on troubled debt restructurings during the three months ending March 31, 2015 or March 31, 2014.

The terms of certain other loans were modified during the three months ending March 31, 2015 and 2014 that did not meet the definition of a troubled debt restructuring.

These loans modified during the three months ending March 31, 2015 have a total recorded investment of $9.5 million as of March 31, 2015.The loans modified during the three months ending March 31, 2014 have a total recorded investment of $3.7 million as of March 31, 2014. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2015
Commercial	$39,281	$543	$2,856	$—	$42,680
Commercial real estate:
Construction	20,862	—	—	—	20,862
Other	164,180	4,961	4,719	—	173,860
Residential real estate	76,265	709	677	—	77,651
Consumer:
Auto	1,604	—	—	—	1,604
Other	2,964	—	11	—	2,975

Total	$305,156	$6,213	$8,263	$—	$319,632

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial	$39,926	$547	$2,966	$—	$43,439
Commercial real estate:
Construction	18,064	—	—	—	18,064
Other	166,969	2,875	4,188	—	174,032
Residential real estate	76,756	772	742	—	78,270
Consumer:
Auto	1,820	—	—	—	1,820
Other	2,842	—	10	—	2,852

Total	$306,377	$4,194	$7,906	$—	$318,477

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

Assets measured on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$2,993			$2,948
Agency mortgage-backed securites-residential		27,276			27,519
State and municipal		26,187			26,039
Trust preferred security			1,450			1,480
Corporate bonds		1,007			1,000
Total investment securities	$—	$57,463	$1,450	$—	$57,506	$1,480

Assets measured on a non-recurring basis:

	Fair Value Measurement
	(Dollars in Thousands)
	March 31, 2015	December 31, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$366	$423
Commercial RE	—	29
Residential	59	59

Other real estate owned:
Commercial RE	$187	$198
Residential	80	—

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $784,000 at March 31, 2015 with a valuation allowance of $359,000.  Impaired loans which were measured for impairment using the fair value of collateral for collateral-dependent loans had a principal balance of $841,000 at December 31, 2014, with a valuation allowance of $330,000.  An increase in the provision for loan losses of $28,000 and $64,000 was recognized for the three months ended March 31, 2015 and 2014, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $267,000 at March 31, 2015 and $198,000 at December 31, 2014.  Total writedowns of other real estate owned were $10,000 and $17,000 in the quarters ending March 31, 2015 and 2014, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at March 31, 2015.

	March 31, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$366	Market Approach	Discounts to allow for market value of assets	50%-70%(66.86%)
Residential	59	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00%)
Other real estate owned:
Commercial RE	187	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (38.24%)
Residential RE	80	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(61.54%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2014.

	December 31, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$423	Market Approach	Discounts to allow for market value of assets	50%-70% (67.35%)
Commercial RE	29	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00%)
Residential	59	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00%)
Other real estate owned:
Commercial RE	198	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (38.29%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at
	Carrying	March 31, 2015
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$28,418	$28,418			$28,418
Loans, net of allowance	314,260			316,637	316,637
Loans held for sale	310		316		316
Accrued interest receivable	1,443		311	1,132	1,443
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$198,445	$164,591			$164,591
Time deposits	166,920		167,590		167,590
FHLB advances	18,000		17,904		17,904
Other borrowings	1,500		1,500		1,500
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	242	11	231		242

		Fair Value Measurements at
	Carrying	December 31, 2014
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,322	$11,322			$11,322
Loans, net of allowance	313,081			316,075	316,075
Accrued interest recievable	1,527		323	1,204	1,527
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$190,910	$156,790			$156,790
Time deposits	150,874		151,504		151,504
FHLB advances	24,000		23,835		23,835
Other borrowings	1,500		1,500		1,500
Subordinate debentures	5,000			2,395	2,395
Accrued interest payable	231	9	222		231

The methods and assumptions used to estimate fair value are described as follows:

(a)         Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)         FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c)          Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from first party investors resulting in a Level 2 classification.

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

(e)          FHLB Advances and Other Borrowings/Subordinated Debentures: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(f)           Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or Level 2 classification consistent with the asset/liability they are associated with.

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2015 and 2014.

	Quarter ended March 31, 2015			Quarter ended March 31, 2014 (Restated)
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$782			$691
Less: Dividends on preferred stock during the quarter	(128)			(132)
Net income available to common shareholders	$654	1,968,777	$0.33	$559	1,968,777	$0.28

Effect of dilutive securities
Convertible preferred stock	128	568,890
Warrants		147,249			121,203

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$782	2,684,916	$0.29	$559	2,089,980	$0.27

Stock options for 29,276 and 72,931 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2015 and 2014,

respectively, because they are anti-dilutive.  Convertible preferred shares assuming full conversion totaled 568,890 shares as of March 31, 2015.  Common stock warrants totaled 254,218 as of March 31, 2015 and 2014.

Note 7 — Regulatory Capital Matters

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. For March 31, 2015 Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Additionally under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules. We believe we met all capital adequacy requirements as of March 31, 2015 and December 31, 2014.  Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets Consolidated	$43,822	13.04%	$26,887	8.0%	N/A	N/A
Citizens First Bank, Inc.	45,185	13.44%	26,887	8.0%	$33,608	10.0%

Tier I Capital (to Risk-Weighted Assets) Consolidated	39,612	11.79%	20,165	6.0%	N/A	N/A
Citizens First Bank, Inc.	40,975	12.19%	20,165	6.0%	26,887	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets) Consolidated	26,953	8.02%	15,124	4.5%	N/A	N/A
Citizens First Bank, Inc.	40,975	12.19%	15,124	4.5%	21,845	6.5%

Tier I Leverage Capital to average assets Consolidated	39,612	9.34%	16,963	4.0%	N/A	N/A
Citizens First Bank, Inc.	40,975	9.66%	16,966	4.0%	21,208	5.0%

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets) Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

Note 8 — Preferred Stock

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

Note 9 — Subsequent Event

On April 15, 2015, the Company repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program.  The repurchase price of the warrants was $1.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2015, we reported net income of $782,000 compared to net income of $691,000 in the first quarter of 2014, an increase of $91,000.  Net income available to common shareholders was $654,000 or, $0.31 per diluted common share this quarter, compared to net income available to common shareholders of $559,000 or, $0.27 per diluted common share for the first quarter of 2014.  The increase in net income is attributable to an improvement in net interest income of $164,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.74% for the three months ended March 31, 2015, compared to 0.68% in March 31, 2014.  Our annualized return on average equity, defined as net income divided by average equity, was 8.13% for the three months ending March 31, 2015, compared to 7.74% for the three months ending March 31, 2014.

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

Net interest income for the quarter ended March 31, 2015 increased $164,000, or 4.7%, compared to March 31, 2014. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

The net interest margin for the three months ended March 31, 2015 was 3.82%, compared to 3.81% in 2014.  The increase of 1 basis point is attributable primarily to the decrease in the cost of average interest-bearing liabilities which exceeded the decline in the yield on average earning assets.

The following tables set forth for the quarter and three months ended March 31, 2015 and 2014, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)      Quarter ended March 31,

	2015			2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Earning assets:
Federal funds sold	$16,142	$9	0.23%	$23,748	$12	0.20%
Available-for-sale securities (1)
Taxable	34,502	152	1.79%	32,388	141	1.77%
Nontaxable	24,222	266	4.45%	19,886	249	5.08%
Federal Home Loan Bank stock	2,025	20	4.01%	2,025	20	4.01%
Loans receivable (2)	321,028	3,949	4.99%	303,438	3,844	5.14%
Total interest earning assets	397,919	4,396	4.48%	381,485	4,266	4.54%
Non-interest earning assets	30,291			32,604
Total Assets	$428,210			$414,089

Interest-bearing liabilities:
NOW accounts	$110,499	$96	0.35%	$105,445	$110	0.42%
Money market accounts	24,573	22	0.36%	23,910	21	0.36%
Savings accounts	19,374	9	0.19%	16,740	10	0.24%
Time deposits	162,111	422	1.06%	159,144	402	1.02%
Total interest-bearing deposits	316,557	549	0.70%	305,239	543	0.72%
Borrowings	21,967	71	1.31%	24,787	117	1.91%
Subordinated debentures	5,000	24	1.95%	5,000	23	1.87%
Total interest-bearing liabilities	343,524	644	0.76%	335,026	683	0.83%
Non-interest bearing deposits	43,682			40,849
Other liabilities	1,975			2,001
Total liabilities	389,181			377,876
Stockholders’ equity	39,029			36,213
Total Liabilities and Stockholders’ Equity	$428,210			$414,089
Net interest income		$3,752			$3,583

Net interest spread (1)			3.72%			3.71%
Net interest margin (1) (3)			3.82%			3.81%
Return on average assets ratio			0.74%			0.68%
Return on average equity ratio			8.13%			7.74%
Average equity to assets ratio			9.11%			8.75%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2015 and 2014.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31, 2015 Vs. 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	1	(4)	(3)
Available-for-sale securities
Taxable	2	9	11
Nontaxable (1)	(37)	54	17
Federal Home Loan Bank stock	—	—	—
Loans, net	(118)	223	105
Total Net Change in income on interest-earning assets	(152)	282	130

Interest-bearing liabilities:
NOW accounts	(19)	5	(14)
Money market accounts	—	1	1
Savings accounts	(3)	2	(1)
Time deposits	13	7	20

FHLB and other borrowings	(33)	(13)	(46)
Subordinated debentures	1	—	1
Total Net Change in expense on interest-earning liabilities	(41)	2	(39)
Net change in net interest income	(111)	280	169
Percentage change	-65.68%	165.68%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

A provision for loan losses of $80,000 was recorded for the first quarter of 2015, compared to $125,000 in the first quarter of 2014. The allowance for loan losses to total loans decreased from 1.60% of total loans at March 31, 2014 to 1.55% at March 31, 2015, primarily due to the growth in outstanding loans. Net charge-offs (recoveries)

were $18,000 for the first quarter of 2015 compared to $(49,000) in the first quarter of 2014.

Non-Interest Income

Non-interest income for the three months ended March 31, 2015 increased $64,000, or 10.2%, compared to the three months ended March 31, 2014, primarily due to an increase in service charges on deposit accounts due to the introduction of a new consumer deposit transaction account.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2015 increased $141,000, or 4.6%, compared to the three months ended March 31, 2014, due to an increase in personnel expenses, primarily as a result of normal salary adjustments.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2015 and 2014.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2015 and 2014. The effective tax rate for the first quarter of 2015 was 27.1% compared to a 26.5% effective tax rate for the first quarter of 2014. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2015 were $431.1 million, an increase of $18.3 million, or 4.4%, from $412.8 million at December 31, 2014.  Average assets during the first quarter were $428.2 million, an increase of 3.4%, or $14.1 million, from $414.1 million in the first quarter of 2014.  Average interest earning assets increased 4.3%, or $16.4 million, from $381.5 million in the first quarter of 2014 to $397.9 million in the first quarter of 2015.

Loans

Loans increased $1.4 million, or 0.4%, from $318.5 million at December 31, 2014 to $319.6 million at March 31, 2015.  Total loans averaged $321.0 million the first quarter of 2015, compared to $303.4 million the first quarter of 2014, an increase of $17.6 million, or 5.8%.  We experienced an increase in commercial real estate loans during the first three months of the year compared to December 31, 2014.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2015		December 31, 2014
		% of Total Loans		% of Total Loans
Commercial and agricultural	$42,680	13.35%	$43,439	13.64%
Commercial real estate	194,722	60.92%	192,096	60.32%
Residential real estate	77,651	24.30%	78,270	24.57%
Consumer	4,579	1.43%	4,672	1.47%
	$319,632	100%	$318,477	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of March 31, 2015, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.7 million to $7.8 million.  The aggregate amount of these credit relationships was $94.1 million. As of December 31, 2014, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.9 million to $7.8 million.  The aggregate amount of these credit relationships was $95.4 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2015 and December 31, 2014.

As of March 31, 2015, we had $19.4 million of participations in loans purchased from, and $19.8 million of participations in loans sold to, other banks. As of December 31, 2014, we had $18.1 million of participations in loans purchased from, and $19.9 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2015.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2015	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$18,624	$16,930	$7,126	$42,680
Commercial real estate	37,170	104,155	53,397	194,722
Residential real estate	7,998	29,989	39,664	77,651
Consumer	1,253	3,286	40	4,579
Total	$65,045	$154,360	$100,227	$319,632

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

	(Dollars in Thousands)
	March 31, 2015		December 31, 2014
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans
Residential real estate loans	$519	24.30%	$582	24.57%
Consumer and other loans	41	1.43%	45	1.47%
Commercial and agricultural	1,035	13.35%	1,029	13.64%
Commercial real estate	3,206	60.92%	3,088	60.32%
Unallocated	146	0.00%	141	0.00%
Total allowance for loan losses	$4,947	100.00%	$4,885	100.00%

We maintain a modest unallocated amount in the allowance to recognize unknown factors when estimating and measuring losses when evaluating allocations for individual loans or pools of loans.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance increased from $141,000 at December 31, 2014 to $146,000 at March 31, 2015 due to changes in qualitative factors assigned to specific pools of loans based on the unique risk factors of these pools.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31,	December 31,
	2015	2014
Non-accrual loans	$497	$446
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	715	721
Total non-performing loans	1,212	1,167
Other real estate owned	267	198
Total non-performing assets	$1,479	$1,365

Non-performing loans to total loans	0.38%	0.37%
Non-performing assets to total assets	0.34%	0.33%
Net-charge-offs YTD	18	43
Net charge-offs YTD to average YTD total loans, annualized	0.02%	0.01%
Allowance for loan losses to non-performing loans	408.13%	418.60%
Allowance for loan losses to total loans	1.55%	1.53%

Non-performing assets totaled $1.5 million at March 31, 2015, compared to $1.4 million at December 31, 2014, an increase of $115,000. Payoffs and paydowns of $76,000 included the charge off of $32,000 in principal, with decreases offset by the addition of $154,000 in commercial real estate loans and $37,000 in residential real estate loans.

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

The following table presents impaired loans and the related allowance for loan losses attributable to loans evaluated for impairment by portfolio segment for the periods indicated:

	(Dollars in Thousands)
	March 31, 2015		December 31, 2014
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses

Residential real estate loans	$1,018	$4	$1,098	$7
Consumer and other loans	17	6	22	10
Commercial and agricultural	2,536	388	2,696	342
Commercial real estate	1,187	203	1,057	220
Impaired loans	4,758	601	4,873	579
Loans collectively evaluated for impairment	314,874	4,346	313,604	4,306
Total	$319,632	$4,947	$318,477	$4,885

The $115,000 decrease in impaired loans during the three months ending March 31, 2015 is primarily attributed to the regular pay downs and payoffs of the loans evaluated for impairment, combined with the transfer of $80,000 from a residential real estate loan to OREO and subsequent charge off of a $15,000 deficiency balance on the loan, that were offset by the addition of a $154,000 commercial real estate loan and a $37,000 residential real estate loan that were evaluated for impairment as of March 31, 2015.The allowance for loan losses was impacted by the changes in the composition of the loans individually evaluated for impairment, the changes in the underlying collateral values and current values of future cash flows used in the evaluation of these loans. The overall growth of the loan portfolio and an assessment of the qualitative factors inherent in the loan portfolio, particularly an increase in commercial real estate loans, resulted in a $40,000 increase in the allowance attributable to loans collectively evaluated for impairment from December 31, 2014 to March 31, 2015.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond and a trust preferred security.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $58.7 million for the first three months of 2015, compared to $52.3 million for 2014.

The tables below presents the maturities and yield characteristics of securities as of March 31, 2015 and December 31, 2014.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
March 31, 2015	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$2,999	—	$—	$2,999	$2,993
Agency mortgage-backed securities: (1)	115	22,760	3,929	—	26,804	27,276
Municipal securities	535	8,546	10,708	5,545	25,334	26,187
Trust preferred security	—	—	—	1,877	1,877	1,450
Corporate bond	—	—	1,000	—	1,000	1,007
Total available-for-sale securities	$650	$34,305	$15,637	$7,422	$58,014	$58,913

Percent of total	1.12%	59.13%	26.95%	12.79%	100.00%
Weighted average yield(2)	5.01%	2.39%	3.55%	4.32%	2.98%

(1)               Agency mortgage-backed securities (residential) are grouped into average lives based on March 2015 prepayment projections.

(2)               The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2014	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,999	$1,000	$—	$2,999	$2,948
Agency mortgage-backed securities: (1)	4	24,231	3,006	—	27,241	27,519
Municipal securities	535	7,802	11,466	5,547	25,350	26,039
Trust preferred security	—	—	—	1,876	1,876	1,480
Corporate bond	—	—	1,000	—	1,000	1,000
Total available-for-sale securities	$539	$34,032	$16,472	$7,423	$58,466	$58,986

Percent of total	0.92%	58.21%	28.17%	12.70%	100.00%
Weighted average yield(2)	5.27%	2.40%	3.44%	4.31%	2.96%

The trust preferred security category consists of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market. No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled. The Company does not intend to sell this security and does not believe it will be required to sell this security before recovery. All rated securities are investment grade. For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rate changes in the market and market illiquidity.

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at March 31, 2015 were $365.4 million,

an increase of $23.6 million, or 6.9%, compared to $341.8 million at December 31, 2014.  Total deposits averaged $360.2 million the first quarter of 2015, an increase of $14.1 million, or 4.1%, compared to $346.1 million during the first quarter of 2014.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $10.2 million and $8.1 million at March 31, 2015 and December 31, 2014, respectively. Time deposits of $100,000 or more totaled $79.5 million at March 31, 2015, compared to $63.4 million at December 31, 2014.  Interest expense on time deposits of $100,000 or more was $197,000 for the three months ended March 31, 2015, compared to $159,000 for the three months ended March 31, 2014.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of March 31, 2015.

(Dollars in Thousands)
March 31, 2015
Three months or less	$16,287
Over three through six months	20,697
Over six through twelve months	61,878
Over one year through three years	59,223
Over three years through five years	8,831
Over five years	4
Total	$166,920

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of March 31, 2015 were $18.0 million compared to $24.0 million at December 31, 2014. Rates vary based on the term to repayment, and are summarized below as of March 31, 2015:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	April 27,2015	0.24%	2,000
Fixed	May 22, 2015	0.73%	3,000
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000
			$18,000

At March 31, 2015, we had available collateral to borrow an additional $49.2 million from the FHLB compared to $40.6 million at December 31, 2014.

Other Borrowings.  In 2014, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 1, 2015, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of March 31, 2015 and December 31, 2014, the line had a balance of $1.5 million.

At March 31, 2015, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2015 or December 31, 2014.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of March 31, 2015 was 1.91%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased $903,000, or 2.3%, from December 31, 2014 to March 31, 2015.  No common dividends have been paid during 2015.

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

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to the Company and the Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision, commonly called Basel III, and changes required by the Dodd-Frank Act.

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

As a component of new BASEL III capital regulations, Citizens First Bank chose to “opt-out” of including accumulated other comprehensive income (AOCI) in regulatory capital with the filing of the March 31, 2015 Call Report.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets
Consolidated	$43,822	13.04%	$26,887	8.0%	N/A	N/A
Citizens First Bank, Inc.	45,185	13.44%	26,887	8.0%	$33,608	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	39,612	11.79%	20,165	6.0%	N/A	N/A
Citizens First Bank, Inc.	40,975	12.19%	20,165	6.0%	26,887	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	26,953	8.02%	15,124	4.5%	N/A	N/A
Citizens First Bank, Inc.	40,975	12.19%	15,124	4.5%	21,845	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,612	9.34%	16,963	4.0%	N/A	N/A
Citizens First Bank, Inc.	40,975	9.66%	16,966	4.0%	21,208	5.0%

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets
Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets
Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

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

At March 31, 2015, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 10.43% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 1.64%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: April 2015 - March 2016

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,632,697	3,606,224	24.01%
+300	17,604,778	2,587,305	17.23%
+200	16,584,214	1,566,741	10.43%
Base	15,017,473	0	0.00%
-200	14,771,921	-245,552	-1.64%

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2015 and March 31, 2014, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: May 11, 2015	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: May 11, 2015	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer