Form 10-Q
period 2015-06-30
CITIZENS FIRST CORP
filed 2015-08-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

1,968,777 shares of Common Stock, no par value, were outstanding at August 10, 2015.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30, 2015	December 31, 2014
	Unaudited
Assets
Cash and due from financial institutions	$9,438	$7,962
Federal funds sold	24,100	3,360
Cash and cash equivalents	33,538	11,322
Available-for-sale securities	58,352	58,986
Loans held for sale	80	—
Loans, net of allowance for loan losses of $4,983 and $4,885 at June 30, 2015 and December 31, 2014, respectively	309,132	313,592
Premises and equipment, net	10,649	10,758
Bank owned life insurance (BOLI)	8,084	7,993
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,499	1,527
Deferred income taxes	1,545	1,479
Goodwill	4,097	4,097
Core deposit intangible	300	336
Other real estate owned	212	198
Other assets	588	501
Total Assets	$430,101	$412,814
Liabilities
Deposits
Noninterest bearing	$44,330	$41,975
Savings, NOW and money market	158,583	148,935
Time	165,882	150,874
Total deposits	368,795	341,784
FHLB advances and other borrowings	16,000	25,500
Subordinated debentures	5,000	5,000
Accrued interest payable	242	231
Other liabilities	2,027	1,851
Total Liabilities	392,064	374,366
Stockholders’ Equity
6.5% cumulative convertible preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at June 30, 2015 and December 31, 2014, respectively	7,659	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at June 30, 2015 and December 31, 2014, respectively	25,366	27,072
Retained earnings	4,797	3,373
Accumulated other comprehensive income	215	344
Total stockholders’ equity	38,037	38,448
Total liabilities and stockholders’ equity	$430,101	$412,814

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30,2015	June 30, 2014
Interest and dividend income
Loans	$4,108	$3,879
Taxable securities	154	151
Non-taxable securities	173	167
Federal funds sold and other	34	33
Total interest and dividend income	4,469	4,230
Interest expense
Deposits	580	551
FHLB advances and other	74	126
Subordinated debentures	24	24
Total interest expense	678	701
Net interest income	3,791	3,529
Provision for loan losses	120	150
Net interest income after provision for loan losses	3,671	3,379
Non-interest income
Service charges on deposit accounts	358	296
Other service charges and fees	176	141
Gain on sale of mortgage loans	79	51
Non-deposit brokerage fees	87	75
Lease income	70	74
BOLI income	46	47
Gain on sale of securities available-for-sale (includes $10 in 2015 and $74 in 2014 in accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	10	74
Total non-interest income	826	758
Non-interest expenses
Salaries and employee benefits	1,589	1,486
Net occupancy expense	493	479
Advertising and public relations	123	93
Professional fees	187	149
Data processing services	238	248
Franchise shares and deposit tax	145	145
FDIC insurance	63	74
Core deposit intangible amortization	17	82
Postage and office supplies	52	59
Other real estate owned expenses	29	47
Other	310	271
Total non-interest expenses	3,246	3,133
Income before income taxes	1,251	1,004
Income taxes	352	271
Net income	899	733
Dividends on preferred stock	130	127
Net income available for common stockholders	$769	$606
Basic earnings per common share	$0.39	$0.31
Diluted earnings per common share	$0.35	$0.29

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2015	June 30, 2014
Interest and dividend income
Loans	$8,058	$7,722
Taxable securities	306	292
Non-taxable securities	349	332
Federal funds sold and other	62	65
Total interest and dividend income	8,775	8,411
Interest expense
Deposits	1,129	1,094
FHLB advances and other	145	243
Subordinated debentures	48	47
Total interest expense	1,322	1,384
Net interest income	7,453	7,027
Provision for loan losses	200	275
Net interest income after provision for loan losses	7,253	6,752
Non-interest income
Service charges on deposit accounts	675	557
Other service charges and fees	311	294
Gain on sale of mortgage loans	110	75
Non-deposit brokerage fees	179	144
Lease income	143	149
BOLI income	91	94
Gain on sale of securities available-for-sale (includes $10 in 2015 and $74 in 2014 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities) comprehensive income reclassifications for unrealized net gains on available-for- sale securities)	10	74
Total non-interest income	1,519	1,387
Non-interest expenses
Salaries and employee benefits	3,237	3,013
Net occupancy expense	1,021	961
Advertising and public relations	175	176
Professional fees	351	302
Data processing services	477	481
Franchise shares and deposit tax	291	291
FDIC insurance	122	151
Core deposit intangible amortization	35	166
Postage and office supplies	92	110
Other real estate owned expenses	36	57
Other	612	487
Total non-interest expenses	6,449	6,195
Income before income taxes	2,323	1,944
Income taxes	642	520
Net income	1,681	1,424
Dividends and accretion on preferred stock	258	259
Net income available for common stockholders	$1,423	$1,165
Basic earnings per common share	$0.72	$0.59
Diluted earnings per common share	$0.64	$0.56

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2015	June 30,2014
Comprehensive income (loss), net of tax
Net income	$899	$733
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(7)	(49)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(371)	331
Total other comprehensive income (loss)	(378)	282
Comprehensive income	$521	$1,015

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2015	June 30, 2014

Comprehensive income (loss), net of tax
Net income	$1,681	$1,424
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(7)	(49)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(122)	604
Total other comprehensive income (loss)	(129)	555
Comprehensive income	$1,552	$1,979

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income			1,681		1,681
Change in accumulated other comprehensive income				(129)	(129)
Dividend declared and paid on preferred stock			(258)		(258)
Repurchase of TARP Warrants		(1,706)			(1,706)
Balance, June 30, 2015	$7,659	$25,366	$4,797	$215	$38,037

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			1,424		1,424
Redemption of Series A preferred stock	(3,266)				(3,266)
Change in accumulated other comprehensive loss				555	555
Dividend declared and paid on preferred stock			(259)		(259)
Balance, June 30, 2014	$7,659	$27,072	$1,818	$252	$36,801

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended
	(In Thousands)
	June 30, 2015	June 30, 2014
Operating Activities
Net income	$1,681	$1,424
Items not requiring (providing) cash:
Depreciation and amortization	276	277
Provision for loan losses	200	275
Amortization of premiums and discounts on securities	170	138
Amortization of core deposit intangible	35	166
Deferred income taxes	—	796
BOLI income	(91)	(94)
Proceeds from sale of mortgage loans	5,225	2,956
Origination of mortgage loans held for sale	(5,195)	(3,167)
Gains on sales of available-for-sale securities	(10)	(74)
Gains on sales of mortgage loans	(110)	(75)
Write-downs and losses on sale of other real estate owned	35	35
Gain on sale premises and equipment	(8)	(11)
Changes in:
Accrued interest receivable	28	18
Other assets	(86)	(304)
Accrued interest payable and other liabilities	187	23
Net cash provided by operating activities	2,337	2,383
Investing Activities
Loan originations and payments, net	4,149	(16,462)
Purchase of premises and equipment	(158)	(115)
Proceeds from maturities of available-for-sale securities	3,468	3,252
Proceeds from sales of available-for-sale securities	1,010	5,888
Proceeds from sales of other real estate owned	62	300
Purchase of available-for-sale securities	(4,199)	(12,135)
Proceeds from sales of premises and equipment	—	23
Net cash provided by (used in) investing activities	4,332	(19,249)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	12,003	696
Net change in time deposits	15,008	2,163
Repayment of FHLB advances	(11,000)	—
Repayment of TARP preferred stock	—	(3,266)
Repurchase of TARP warrants	(1,706)	—
Proceeds from other borrowings	1,500	3,300
Dividends paid on preferred stock	(258)	(259)
Net cash provided by financing activities	15,547	2,634
Increase in Cash and Cash Equivalents	22,216	(14,232)
Cash and Cash Equivalents, Beginning of Year	11,322	37,062
Cash and Cash Equivalents, End of Quarter	$33,538	$22,830
Supplemental Cash Flows Information
Interest paid	$1,311	$1,389
Income taxes paid	$525	$10
Loans transferred to other real estate owned	$111	$100

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

Recent Accounting Pronouncements—In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income(loss):

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015

U. S. government agencies and government sponsored entities	$2,998	$—	$(24)	$2,974
Agency mortgage-backed securities:
residential	27,408	357	(63)	27,702
State and municipal	24,742	606	(130)	25,218
Trust preferred security	1,878	—	(428)	1,450
Corporate bonds	1,000	8	—	1,008
Total Available-for-Sale Securities	$58,026	$971	$(645)	$58,352
December 31, 2014

U. S. government agencies and government sponsored entities	$2,999	$—	$(51)	$2,948
Agency mortgage-backed securities:
residential	27,241	309	(31)	27,519
State and municipal	25,350	793	(104)	26,039
Trust preferred security	1,876	—	(396)	1,480
Corporate bonds	1,000	—	—	1000
Total Available-for-Sale Securities	$58,466	$1,102	$(582)	$58,986

The amortized cost and fair value of investment securities at June 30, 2015 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2015
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$580	$588
Due from one to five years	12,357	12,488
Due from five to ten years	10,600	10,785
Due after ten years	7,081	6,789
Agency mortgage-backed: residential	27,408	27,702
Total	$58,026	$58,352

The following table summarizes the investment securities with unrealized losses by portfolio segment at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

June 30, 2015:
U.S. government agencies and government sponsored entities	$995	$(3)	$1,979	$(21)	$2,974	$(24)
Agency mortgage-backed:
residential	3,153	(21)	1,553	(42)	4,706	(63)
State and municipal	7,002	(76)	578	(54)	7,580	(130)
Trust preferred security	—	—	1,450	(428)	1,450	(428)
Total temporarily impaired	$11,150	$(100)	$5,560	$(545)	$16,710	$(645)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2014:
U.S. government agencies and government sponsored entities	$992	$(8)	$1,955	$(43)	$2,947	$(51)
Agency mortgage-backed:
residential	1,134	(2)	1,678	(29)	2,812	(31)
State and municipal	4,891	(24)	2,530	(80)	7,421	(104)
Trust preferred security	—	—	1,480	(396)	1,480	(396)
Total temporarily impaired	$7,017	$(34)	$7,643	$(548)	$14,660	$(582)

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

Approximately 79% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated. No impairment charge is being taken as no loss of principal or interest is anticipated. All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2015	December 31, 2014
Commercial	$43,796	$43,439
Commercial real estate:
Construction	21,206	18,064
Other	169,572	174,032
Residential real estate	75,151	78,270
Consumer:
Auto	1,428	1,820
Other	2,962	2,852
Total Loans	314,115	318,477
Less Allowance for loan losses	(4,983)	(4,885)
Net loans	$309,132	$313,592

The following table sets forth an analysis of our allowance for loan losses for the three months ending June 30, 2015 and 2014.

	(Dollars in Thousands)
June 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,035	$3,206	$519	$41	$146	$4,947
Provision for loan losses	(233)	398	(43)	8	(10)	120
Loans charged-off	(75)	—	(32)	(16)	—	(123)
Recoveries	30	1	3	5	—	39

Total ending allowance balance	$757	$3,605	$447	$38	$136	$4,983

	(Dollars in Thousands)
June 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$937	$3,013	$699	$71	$107	$4,827
Provision for loan losses	(77)	165	15	5	42	150
Loans charged-off	—	—	(71)	(10)	—	(81)
Recoveries	42	11	3	1	—	57

Total ending allowance balance	$902	$3,189	$646	$67	$149	$4,953

The following table sets forth an analysis of our allowance for loan losses for the six months ending June 30, 2015 and 2014.

	(Dollars in Thousands)
June 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision for loan losses	(248)	533	(86)	6	(5)	200
Loans charged-off	(75)	(17)	(56)	(19)	—	(167)
Recoveries	51	1	7	6	—	65

Total ending allowance balance	$757	$3,605	$447	$38	$136	$4,983

	(Dollars in Thousands)
June 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(577)	1,052	24	(8)	(216)	275
Loans charged-off	—	—	(90)	(13)	—	(103)
Recoveries	59	58	9	2	—	128

Total ending allowance balance	$902	$3,189	$646	$67	$149	$4,953

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2015 and December 31, 2014, which includes net deferred loan fees.  As of June 30, 2015 and December 31, 2014, accrued interest receivable of $1.2 million and $1.2 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
June 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$119	$382	$—	$—	$—	$501
Collectively evaluated	638	3,223	447	38	136	4,482
Total ending allowance balance	$757	$3,605	$447	$38	$136	$4,983
Loans:
Individually evaluated for impairment	$1,814	$2,235	$1,010	$10	$—	$5,069
Collectively evaluated	41,982	188,543	74,141	4,380	—	309,046
Total ending loans balance	$43,796	$190,778	$75,151	$4,390	$—	$314,115

	(Dollars in Thousands)
December 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$342	$220	$7	$10	$—	$579
Collectively evaluated	687	2,868	575	35	141	4,306
Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885
Loans:
Individually evaluated for impairment	$2,696	$1,057	$1,098	$22	$—	$4,873
Collectively evaluated	40,743	191,039	77,172	4,650	—	313,604
Total ending loans balance	$43,439	$192,096	$78,270	$4,672	$—	$318,477

The following table presents information related to impaired loans by class of loans as of June 30, 2015 and December 31, 2014. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$867	$867	$—	$1,129	$1,129	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	154	154	—	—	—	—
Residential real estate	1,004	1,004	—	1,026	1,026	—
Consumer:				—
Auto	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$2,025	$2,025	$—	$2,155	$2,155	$—

With an allowance recorded:
Commercial	$947	$947	$119	$1,567	$1,567	$342
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,081	2,081	382	1,057	1,057	220
Residential real estate	6	6	—	72	72	7
Consumer:
Auto	—	—	—	10	10	10
Other	10	10	—	12	12	—
Subtotal	$3,044	$3,044	$501	$2,718	$2,718	$579
Total	$5,069	$5,069	$501	$4,873	$4,873	$579

Information on impaired loans for the three months ending June 30, 2015 and 2014 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2015			June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$1,893	$24	$22	$2,710	$37	$26
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,916	17	13	1,547	20	15
Residential real estate	1,014	12	9	1,305	16	11
Consumer:
Auto	—	—	—	18	—	—
Other	11	—	—	13	—	—

Total	$4,834	$53	$44	$5,593	$73	$52

Information on impaired loans for the six months ending June 30, 2015 and 2014 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2015			June 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$1,972	$49	$45	$2,851	$68	$53
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,922	31	32	1,791	40	29
Residential real estate	1,019	25	18	1,322	31	20
Consumer:
Auto	—	—	—	19	1	—
Other	11	—	—	14	—	—

Total	$4,924	$105	$95	$5,997	$140	$102

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	June 30,2015		December 31, 2014
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$157	$—	$748
Commercial real estate:
Construction	—	—	—	—
Other	—	592	—	45
Residential real estate	—	289	—	364
Consumer:
Auto	—	—	—	10
Other	—	—	—	—

Total	$—	$1,038	$—	$1,167

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
June 30, 2015
Commercial	$13	$79	$—	$92	$43,704	$43,796
Commercial real estate:
Construction	—	—	—	—	21,206	21,206
Other	39	399	154	592	168,980	169,572
Residential real estate	79	70	227	376	74,775	75,151
Consumer:
Auto	—	—	—	—	1,428	1,428
Other	—	—	—	—	2,962	2,962

Subtotal	$131	$548	$381	$1,060	$313,055	$314,115

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2014
Commercial	$—	$—	$645	$645	$42,794	$43,439
Commercial real estate:
Construction	—	—	—	—	18,064	18,064
Other	—	—	45	45	173,987	174,032
Residential real estate	31	—	362	393	77,877	78,270
Consumer:
Auto	—	—	—	—	1,820	1,820
Other	—	—	—	—	2,852	2,852

Subtotal	$31	$—	$1,052	$1,083	$317,394	$318,477

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $4.1 million and $4.4 million as of June 30, 2015 and December 31, 2014, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 14 troubled debt restructurings reported at quarter end, 13 loans totaling $4.0 million were accruing and 1 loan totaling $67,000 was on nonaccrual status.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2015 and 2014:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2015			June 30, 2014
Troubled Debt Restructurings:
Commercial real estate:
Other	2	$1,547	$1,547	1	$924	$924

Total	2	$1,547	$1,547	1	$924	$924

The following table presents loans by class modified as trouble debt restructurings that occurred year to date as of June 30, 2015 and 2014.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2015			June 30, 2014
Troubled Debt Restructurings:
Commercial real estate:
Other	2	$1,547	$1,547	1	$924	$924
Residential real estate	—	—	—	1	15	15

Total	2	$1,547	$1,547	2	$939	$939

Specific allocations of $243,000 and $547,000 were reported for troubled debt restructurings as of June 30, 2015 and December 31, 2014. Specific allocations of $337,000 were reported for the troubled debt restructurings as of June 30, 2014. No payment defaults were reported for troubled debt restructurings during the six months ending June 30, 2015 or June 30, 2014. No charge offs were taken on troubled debt restructurings during the three months ending June 30, 2015 or June 30, 2014.

The terms of certain other loans were modified during the six months ending June 30, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending June 30, 2015 have a total recorded investment of $12.3 million as of June 30, 2015. The loans modified during the six months ending June 30, 2014 have a total recorded investment of $13.9 million as of June 30, 2014. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2015
Commercial	$41,436	$478	$1,882	$—	$43,796
Commercial real estate:
Construction	21,206	—	—	—	21,206
Other	160,104	4,015	5,453	—	169,572
Residential real estate	73,902	575	674	—	75,151
Consumer:
Auto	1,428	—	—	—	1,428
Other	2,953	—	9	—	2,962

Total	$301,029	$5,068	$8,018	$—	$314,115

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial	$39,926	$547	$2,966	$—	$43,439
Commercial real estate:
Construction	18,064	—	—	—	18,064
Other	166,969	2,875	4,188	—	174,032
Residential real estate	76,756	772	742	—	78,270
Consumer:
Auto	1,820	—	—	—	1,820
Other	2,842	—	10	—	2,852

Total	$306,377	$4,194	$7,906	$—	$318,477

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

Assets measured on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$2,974			$2,948
Agency mortgage-backed securites-residential		27,702			27,519
State and municipal		25,218			26,039
Trust preferred security			1,450			1,480
Corporate bonds		1,008			1,000
Total investment securities	$—	$56,902	$1,450	$—	$57,506	$1,480

Assets measured on a non-recurring basis:

	Fair Value Measurement
	(Dollars in Thousands)
	June 30, 2015	December 31, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$65	$423
Commercial RE	260	29
Residential	—	59

Other real estate owned:
Commercial RE	$140	$198
Residential	72	—

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $585,000 at June 30, 2015 with a valuation allowance of $260,000.  Impaired loans which were measured for impairment using the fair value of collateral for collateral-dependent loans had a principal balance of $841,000 at December 31, 2014, with a valuation allowance of $330,000.  An increase in the provision for loan losses of $233,000 and $22,000 was recognized for the six months ended June 30, 2015 and 2014, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $212,000 at June 30, 2015 and $198,000 at December 31, 2014.  Total writedowns of other real estate owned were $13,000 and $16,000 in the quarters ending June 30, 2015 and 2014, respectively. Total writedowns of other real estate owned were $23,000 and $33,000 in the six months ending June 30, 2015 and 2014, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at June 30, 2015.

	June 30, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$65	Market Approach	Discounts to allow for market value of assets	(50.00)%
Commercial RE	260	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(50.00)%
Other real estate owned:
Commercial RE	140	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-40% (33.13)%
Residential RE	72	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(61.54)%

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2014.

	December 31, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$423	Market Approach	Discounts to allow for market value of assets	50%-70% (67.35)%
Commercial RE	29	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00)%
Residential	59	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00)%
Other real estate owned:
Commercial RE	198	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (38.29)%

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at
		June 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$33,538	$33,290	$248		$33,538
Loans, net of allowance	308,807			310,874	310,874
Loans held for sale	80		82		82
Accrued interest receivable	1,499		320	1,179	1,499
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$202,913	$157,817			$157,817
Time deposits	165,882		166,225		166,225
FHLB advances	13,000		12,872		12,872
Other borrowings	3,000		3,000		3,000
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	242	10	232		242

		Fair Value Measurements at
		December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,322	$11,322			$11,322
Loans, net of allowance	313,081			316,075	316,075
Accrued interest recievable	1,527		323	1,204	1,527
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$190,910	$156,790			$156,790
Time deposits	150,874		151,504		151,504
FHLB advances	24,000		23,835		23,835
Other borrowings	1,500		1,500		1,500
Subordinate debentures	5,000			2,395	2,395
Accrued interest payable	231	9	222		231

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending June 30, 2015 and 2014.

	Quarter ended June 30, 2015			Quarter ended June 30, 2014
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$899			$733
Less: Dividends on preferred stock during the quarter	(130)			(127)

Net income available to common shareholders	$769	1,968,777	$0.39	$606	1,968,777	$0.31

Effect of dilutive securities
Convertible preferred stock	130	568,890
Warrants		24,462			130,338

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$899	2,562,129	$0.35	$606	2,099,115	$0.29

	Six months ended June 30, 2015			Six months ended June 30, 2014
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,681			$1,424
Less: Dividends on preferred stock during the quarter	(258)			(259)

Net income available to common shareholders	$1,423	1,968,777	$0.72	$1,165	1,968,777	$0.59

Effect of dilutive securities
Convertible preferred stock	258	568,890
Warrants		85,759			125,995

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,681	2,623,426	$0.64	$1,165	2,094,772	$0.56

Stock options for 29,276 and 72,931 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2015 and 2014, respectively, because they are anti-dilutive.  Convertible preferred shares assuming full conversion totaled 568,890 shares as of June 30, 2015. On April 15, 2015, the Company repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program.  The repurchase price of the warrants was $1.7 million. Common stock warrants totaled 0 and 254,218 as of June 30, 2015 and 2014, respectively.

Note 7 — Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2015 and December 31, 2014, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which it is subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. For 2015, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. For December 31, 2014, regulatory capital ratios were calculated under Basel I rules.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,949	12.71%	$27,039	8.0%	N/A	N/A
Citizens First Bank, Inc.	45,733	13.54%	27,027	8.0%	$33,784	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,715	11.45%	20,279	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,501	12.28%	20,270	6.0%	27,027	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	26,056	7.71%	15,209	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,501	12.28%	15,203	4.5%	21,959	6.5%

Tier I Leverage Capital to average assets
Consolidated	38,715	9.01%	17,196	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,501	9.73%	17,060	4.0%	21,325	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets
Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

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

Results of Operations

For the quarter ended June 30, 2015, we reported net income of $899,000, or $0.35 per diluted common share, compared to net income of $733,000, or $0.29 per diluted common share in the second quarter of 2014, an increase of $166,000.  The increase in net income is primarily attributable to an improvement in net interest income of $262,000 as the volume of earning assets increased from the prior year.

For the six months ended June 30, 2015, the Company reported net income of $1.68 million, or $0.64 per diluted common share. This represents an increase of $257,000, or

$0.08 per share, from the net income of $1.42 million in the previous year. The increase in net income is primarily attributable to an increase in net interest income of $426,000 partially offset by an increase in non-interest expense of $254,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.79% for the six months ended June 30, 2015, compared to 0.69% in June 30, 2014.  Our annualized return on average equity, defined as net income divided by average equity, was 8.78% for the six months ending June 30, 2015, compared to 7.90% for the six months ending June 30, 2014.

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

Net interest income for the quarter ended June 30, 2015 increased $262,000, or 7.4%, compared to June 30, 2014. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

For the six months ended June 30, 2015, net interest income was $7.5 million, an increase of $426,000, or 6.1%, from net interest income of $7.0 million for the comparable period in 2014.  Net interest income increased as a result of an increase in interest income of $364,000 plus lower interest expense on deposits and borrowings of $62,000.

The net interest margin for the six months ended June 30, 2015 was 3.84%, compared to 3.77% in 2014.  The increase of 7 basis points is attributable primarily to the decrease in the cost of average interest-bearing liabilities.

The following tables set forth for the quarter and six months ended June 30, 2015 and 2014, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Quarter ended June 30,

	2015			2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Earning assets:
Federal funds sold	$23,670	$12	0.20%	$26,794	$13	0.19%
Available-for-sale securities (1)
Taxable	34,530	154	1.79%	34,867	151	1.74%
Nontaxable	23,830	261	4.39%	20,281	252	4.98%
Federal Home Loan Bank stock	2,025	20	3.96%	2,025	20	3.96%
Loans receivable (2)	319,758	4,108	5.15%	303,489	3,879	5.13%
Total interest earning assets	403,813	4,555	4.52%	387,456	4,315	4.47%
Non-interest earning assets	30,190			32,174
Total Assets	$434,003			$419,630

Interest-bearing liabilities:
NOW accounts	$113,224	$102	0.36%	$105,134	$108	0.41%
Money market accounts	27,208	28	0.41%	23,212	20	0.35%
Savings accounts	20,530	10	0.20%	17,931	10	0.22%
Time deposits	166,048	440	1.06%	163,543	413	1.01%
Total interest-bearing deposits	327,010	580	0.71%	309,820	551	0.71%
Borrowings	18,022	74	1.65%	25,300	126	2.00%
Subordinated debentures	5,000	24	1.93%	5,000	24	1.93%
Total interest-bearing liabilities	350,032	678	0.78%	340,120	701	0.83%
Non-interest bearing deposits	43,810			41,123
Other liabilities	1,981			1,886
Total liabilities	395,823			383,129
Stockholders’ equity	38,180			36,501
Total Liabilities and Stockholders’ Equity	$434,003			$419,630
Net interest income		$3,877			$3,614

Net interest spread (1)			3.75%			3.64%
Net interest margin (1) (3)			3.85%			3.74%
Return on average assets ratio			0.83%			0.70%
Return on average equity ratio			9.44%			8.05%
Average equity to assets ratio			8.80%			8.70%

(1)                   Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)                   Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)                   Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

Six months ended June 30,

	2015			2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$19,927	$21	0.21%	$25,279	$25	0.20%
Available-for-sale securities (1)
Taxable	34,516	306	1.79%	33,634	292	1.75%
Nontaxable	24,025	526	4.42%	20,085	500	5.02%
Federal Home Loan Bank stock	2,025	41	4.08%	2,025	40	3.98%
Loans receivable (2)	320,390	8,058	5.07%	303,464	7,722	5.13%
Total interest earning assets	400,883	8,952	4.50%	384,487	8,579	4.50%
Non-interest earning assets	30,239			32,386
Total Assets	$431,122			$416,873

Interest-bearing liabilities:
NOW accounts	$111,869	$198	0.36%	$105,288	$218	0.42%
Money market accounts	25,898	50	0.39%	23,559	40	0.34%
Savings accounts	19,955	19	0.19%	17,339	20	0.23%
Time deposits	164,091	862	1.06%	161,356	816	1.02%
Total interest-bearing deposits	321,813	1,129	0.71%	307,542	1,094	0.72%
Borrowings	19,983	145	1.46%	25,045	243	1.96%
Subordinated debentures	5,000	48	1.94%	5,000	47	1.90%
Total interest-bearing liabilities	346,796	1,322	0.77%	337,587	1,384	0.83%
Non-interest bearing deposits	43,746			40,987
Other liabilities	1,978			1,941
Total liabilities	392,520			380,515
Stockholders’ equity	38,602			36,358
Total Liabilities and Stockholders’ Equity	$431,122			$416,873
Net interest income		$7,630			$7,195

Net interest spread (1)			3.73%			3.67%
Net interest margin (1) (3)			3.84%			3.77%
Return on average assets ratio			0.79%			0.69%
Return on average equity ratio			8.78%			7.90%
Average equity to assets ratio			8.95%			8.72%

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

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2015 and 2014.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30, 2015 Vs. 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	1	(5)	(4)
Available-for-sale securities
Taxable	6	8	14
Nontaxable (1)	(72)	98	26
Federal Home Loan Bank stock	1	—	1
Loans, net	(95)	431	336
Total Net Change in income on interest-earning assets	(159)	532	373

Interest-bearing liabilities:
NOW accounts	(34)	14	(20)
Money market accounts	6	4	10
Savings accounts	(4)	3	(1)
Time deposits	32	14	46

FHLB and other borrowings	(49)	(49)	(98)
Subordinated debentures	1	—	1
Total Net Change in expense on interest-earning liabilities	(48)	(14)	(62)
Net change in net interest income	(111)	546	435
Percentage change	-25.52%	125.52%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

A provision for loan losses of $120,000 was recorded for the second quarter of 2015, compared to $150,000 in the second quarter of 2014. The allowance for loan losses to total loans was 1.59% of total loans at June 30, 2015 and June 30, 2014, respectively.

Net charge-offs were $85,000 for the second quarter of 2015 compared to $24,000 in the second quarter of 2014.

Provision expense for the six months ended June 30, 2015 decreased $75,000, from $275,000 to $200,000. Net charge-offs (recoveries) were $102,000 for the six months ended June 30, 2015 compared to ($25,000) for the six months ended June 30, 2014.

Non-Interest Income

Non-interest income for the three months ended June 30, 2015 increased $68,000, or 9.0%, compared to the three months ended June 30, 2014, primarily due to an increase in service charges on deposit accounts due to the introduction of a new consumer deposit transaction account.

Non-interest income for the six months ended June 30, 2015 increased $132,000, or 9.5%, compared to the six months ended June 30, 2014, primarily due to an increase in service charges on deposit accounts, gain on sale of mortgage loans and non-deposit brokerage fees.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2015 increased $113,000, or 3.6%, compared to the three months ended June 30, 2014, due to an increase in personnel expenses, primarily as a result of normal salary adjustments.

Non-interest expense for the six months ended June 30, 2015 increased $254,000, or 4.1%, compared to the six months ended June 30, 2014, primarily due to an increase in personnel expenses, occupancy expense and other operating expenses.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2015 and 2014.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2015 and 2014. The effective tax rate for the second quarter of 2015 was 28.1% compared to a 27.0% effective tax rate for the second quarter of 2014. The effective tax rate year-to-date was 27.6% compared to 26.7% for 2014. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2015 were $430.1 million, an increase of $17.3 million, or 4.2%, from $412.8 million at December 31, 2014.  Average assets during the second quarter were $434.0 million, an increase of 3.4%, or $14.4 million, from $419.6 million in the second quarter of 2014.  Average interest earning assets increased 6.7%, or $25.3 million, from $387.5 million in the second quarter of 2014 to $403.8 million in the second quarter of 2015.

Loans

Loans decreased $4.4 million, or 1.4%, from $318.5 million at December 31, 2014 to $314.1 million at June 30, 2015.  Total loans averaged $319.8 million the second quarter of 2015, compared to $303.5 million the second quarter of 2014, an increase of $16.3 million, or 5.4%.  We experienced a slight increase in commercial loans that was offset by decreases in the other loan portfolios during the first six months of the year compared to December 31, 2014. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2015		December 31, 2014
		% of Total Loans		% of Total Loans
Commercial and agricultural	$43,796	13.94%	$43,439	13.64%
Commercial real estate	190,778	60.74%	192,096	60.32%
Residential real estate	75,151	23.92%	78,270	24.57%
Consumer	4,390	1.40%	4,672	1.47%
	$314,115	100%	$318,477	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of June 30, 2015, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.7 million to $7.7 million.  The aggregate amount of these credit relationships was $92.5 million. As of December 31, 2014, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.9 million to $7.8 million.  The aggregate amount of these credit relationships was $95.4 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2015 and December 31, 2014.

As of June 30, 2015, we had $21.1 million of participations in loans purchased from, and $18.2 million of participations in loans sold to, other banks. As of December 31, 2014, we had $18.1 million of participations in loans purchased from, and $19.9 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2015.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities	Within One Year	After One but Within Five Years	After Five Years	Total
as of June 30, 2015
Commercial and agricultural	$19,949	$15,834	$8,013	$43,796
Commercial real estate	34,513	111,042	45,223	190,778
Residential real estate	8,093	31,075	35,983	75,151
Consumer	1,121	3,229	40	4,390
Total	$63,676	$161,180	$89,259	$314,115

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

	(Dollars in Thousands)
	June 30, 2015		December 31, 2014
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans
Residential real estate loans	$447	23.92%	$582	24.57%
Consumer and other loans	38	1.40%	45	1.47%
Commercial and agricultural	757	13.94%	1,029	13.64%
Commercial real estate	3,605	60.74%	3,088	60.32%
Unallocated	136	0.00%	141	0.00%
Total allowance for loan losses	$4,983	100.00%	$4,885	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance decreased from $141,000 at December 31, 2014 to $136,000 at June 30, 2015.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30,	December 31,
	2015	2014
Non-accrual loans	$971	$446
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	67	721
Total non-performing loans	1,038	1,167
Other real estate owned	212	198
Total non-performing assets	$1,250	$1,365

Non-performing loans to total loans	0.33%	0.37%
Non-performing assets to total assets	0.29%	0.33%
Net-charge-offs YTD	102	43
Net charge-offs YTD to average YTD total loans, annualized	0.06%	0.01%
Allowance for loan losses to non-performing loans	480.06%	418.60%
Allowance for loan losses to total loans	1.59%	1.53%

Non-performing assets totaled $1.3 million at June 30 2015, compared to $1.4 million at December 31, 2014, a decrease of $115,000. Payoffs and paydowns of $885,000 included the charge off of $70,000 in principal, with decreases offset by the addition of $518,000 in commercial loans, $154,000 in commercial real estate loans, and $99,000 in residential real estate loans.

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

The following table presents impaired loans and the related allowance for loan losses attributable to loans evaluated for impairment by portfolio segment for the periods indicated:

	(Dollars in Thousands)
	June 30, 2015		December 31, 2014
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses

Residential real estate loans	$1,010	$—	$1,098	$7
Consumer and other loans	10	—	22	10
Commercial and agricultural	1,814	119	2,696	342
Commercial real estate	2,235	382	1,057	220
Impaired loans	5,069	501	4,873	579
Loans collectively evaluated for impairment	309,046	4,482	313,604	4,306
Total	$314,115	$4,983	$318,477	$4,885

The $196,000 increase in impaired loans during the six months ending June 30, 2015 is primarily attributed to three commercial real estate loans totaling $592,000, two residential real estate loans totaling $99,000, and a $79,000 commercial loan that were evaluated for impairment as of June 30, 2015, that were offset by the transfer of $80,000 from a residential real estate loan to OREO and subsequent charge off of a $15,000 deficiency balance on the loan, as well as paydowns, payoffs, and charge-offs through the regular collection and resolution of loans previously evaluated for impairment. The allowance for loan losses was impacted by the changes in the composition of the loans individually evaluated for impairment, the changes in the underlying collateral values and current values of future cash flows used in the evaluation of these loans. Changes in the composition and balances of the various segments of the loan portfolio, as well as the assessment of the qualitative factors inherent in the loan portfolio resulted in a $176,000 increase in the allowance attributable to loans collectively evaluated for impairment from December 31, 2014 to June 30, 2015.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond, a trust preferred security and a certificate of deposit.  The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $58.5 million for the first six months of 2015, compared to $53.7 million for 2014.

The tables below presents the maturities and yield characteristics of securities as of June 30, 2015 and December 31, 2014.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
June 30, 2015	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$2,998	—	$—	$2,998	$2,974
Agency mortgage-backed securities: (1)	291	23,199	3,918	—	27,408	27,702
Municipal securities	580	9,359	9,600	5,203	24,742	25,218
Trust preferred security	—	—	—	1,878	1,878	1,450
Corporate bond	—	—	1,000	—	1,000	1,008
Total available-for-sale securities	$871	$35,556	$14,518	$7,081	$58,026	$58,352

Percent of total	1.50%	61.28%	25.02%	12.20%	100.00%
Weighted average yield(2)	4.92%	2.43%	3.47%	4.26%	2.95%

(1)         Agency mortgage-backed securities (residential) are grouped into average lives based on June 2015 prepayment projections.

(2)         The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
December 31, 2014	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$1,999	$1,000	$—	$2,999	$2,948
Agency mortgage-backed securities: (1)	4	24,231	3,006	—	27,241	27,519
Municipal securities	535	7,802	11,466	5,547	25,350	26,039
Trust preferred security	—	—	—	1,876	1,876	1,480
Corporate bond	—	—	1,000	—	1,000	1,000
Total available-for-sale securities	$539	$34,032	$16,472	$7,423	$58,466	$58,986

Percent of total	0.92%	58.21%	28.17%	12.70%	100.00%
Weighted average yield(2)	5.27%	2.40%	3.44%	4.31%	2.96%

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at June 30, 2015 were $368.8 million, an increase of $27.0 million, or 7.9%, compared to $341.8 million at December 31, 2014.  Total deposits averaged $370.8 million the second quarter of 2015, an increase of $19.9 million, or 5.7%, compared to $350.9 million during the second quarter of 2014.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $11.0 million and $8.1 million at June 30, 2015 and December 31, 2014, respectively. Time deposits of $100,000 or more totaled $79.4 million at June 30, 2015, compared to $63.4 million at December 31, 2014.  Interest expense on time deposits of $100,000 or more was $410,000 for the six months ended June 30, 2015, compared to $330,000 for the six months ended June 30, 2014.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of June 30, 2015.

(Dollars in Thousands)
June 30, 2015
Three months or less	$21,633
Over three through six months	28,477
Over six through twelve months	59,234
Over one year through three years	48,258
Over three years through five years	8,276
Over five years	4
Total	$165,882

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of June 30, 2015 were $13.0 million compared to $24.0 million at December 31, 2014. Rates vary based on the term to repayment, and are summarized below as of June 30, 2015:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000
			$13,000

At June 30, 2015, we had available collateral to borrow an additional $63.5 million from the FHLB compared to $40.6 million at December 31, 2014.

Other Borrowings.  In 2014, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 1, 2015, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of June 30, 2015 the line was fully drawn at $3.0 million compared to a balance of $1.5 million at December 31, 2014.

At June 30, 2015, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of June 30, 2015 or December 31, 2014.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of June 30, 2015 was 1.92%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity decreased $411,000, or 1.1%, from December 31, 2014 to June 30, 2015.  On April 15, 2015, the Company repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program.  The repurchase price of the warrants was $1.7 million, which offset the increase in stockholders’ equity due to net income less preferred dividends of $1.4 million.  The book value per common share declined to $15.43 as of June 30, 2015 compared to $15.64 at December 31, 2014 due to the warrants redemption.  No common dividends have been paid during 2015.

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

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
			For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective
	Actual		Purposes		Action Provisions
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,949	12.71%	$27,039	8.0%	N/A	N/A
Citizens First Bank, Inc.	45,733	13.54%	27,027	8.0%	$33,784	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,715	11.45%	20,279	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,501	12.28%	20,270	6.0%	27,027	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	26,056	7.71%	15,209	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,501	12.28%	15,203	4.5%	21,959	6.5%

Tier I Leverage Capital to average assets
Consolidated	38,715	9.01%	17,196	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,501	9.73%	17,060	4.0%	21,325	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets
Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

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

At June 30, 2015, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 9.58% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 2.34%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2015 - June 2016

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,066,701	3,283,550	22.21%
+300	17,134,444	2,351,292	15.91%
+200	16,199,800	1,416,649	9.58%
Base	14,783,152	0	0.00%
-200	14,437,089	-346,063	-2.34%

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

4.5	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed December 23, 2008).

10	Citizens First Corporation 2015 Incentive Compensation Plan dated May 20, 2015.

10.1	Form of Citizens First Corporation 2015 Incentive Compensation Plan Performance Units Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the six months ended June 30, 2015 and June 30, 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2015 and June 30, 2014, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: August 10, 2015	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: August 10, 2015	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer