Form 10-Q
period 2015-09-30
CITIZENS FIRST CORP
filed 2015-11-12
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

1,968,777 shares of Common Stock, no par value, were outstanding at November 12, 2015.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	September 30, 2015	December 31, 2014
	Unaudited
Assets
Cash and due from financial institutions	$9,501	$7,962
Federal funds sold	1,705	3,360
Cash and cash equivalents	11,206	11,322
Interest-bearing deposits in other financial institutions	2,480	—
Available-for-sale securities	60,068	58,986
Loans held for sale	155	—
Loans, net of allowance for loan losses of $5,021 and $4,885 at September 30, 2015 and December 31, 2014, respectively	322,128	313,592
Premises and equipment, net	9,971	10,758
Bank owned life insurance (BOLI)	8,129	7,993
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,597	1,527
Deferred income taxes	1,517	1,479
Goodwill	4,097	4,097
Core deposit intangible	283	336
Other real estate owned	207	198
Other assets	418	501
Total Assets	$424,281	$412,814
Liabilities
Deposits
Noninterest bearing	$46,081	$41,975
Savings, NOW and money market	154,761	148,935
Time	161,649	150,874
Total deposits	362,491	341,784
FHLB advances and other borrowings	15,500	25,500
Subordinated debentures	5,000	5,000
Accrued interest payable	233	231
Other liabilities	2,322	1,851
Total Liabilities	385,546	374,366
Stockholders’ Equity
6.5% cumulative convertible preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at September 30, 2015 and December 31, 2014, respectively	7,659	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at September 30, 2015 and December 31, 2014, respectively	25,366	27,072
Retained earnings	5,440	3,373
Accumulated other comprehensive income	270	344
Total stockholders’ equity	38,735	38,448
Total liabilities and stockholders’ equity	$424,281	$412,814

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2015	September 30, 2014
Interest and dividend income
Loans	$4,050	$4,006
Taxable securities	159	158
Non-taxable securities	170	161
Federal funds sold and other	36	29
Total interest and dividend income	4,415	4,354
Interest expense
Deposits	563	526
FHLB advances and other	74	125
Subordinated debentures	25	24
Total interest expense	662	675
Net interest income	3,753	3,679
Provision for loan losses	—	—
Net interest income after provision for loan losses	3,753	3,679
Non-interest income
Service charges on deposit accounts	386	300
Other service charges and fees	187	198
Gain on sale of mortgage loans	60	76
Non-deposit brokerage fees	103	67
Lease income	59	76
BOLI income	45	47
Total non-interest income	840	764
Non-interest expenses
Salaries and employee benefits	1,650	1,519
Net occupancy expense	495	501
Advertising and public relations	75	74
Professional fees	183	137
Data processing services	262	250
Franchise shares and deposit tax	146	146
FDIC insurance	61	73
Core deposit intangible amortization	18	82
Postage and office supplies	55	54
Other real estate owned expenses	6	10
Loss on branch disposal	262	—
Other	317	295
Total non-interest expenses	3,530	3,141
Income before income taxes	1,063	1,302
Income taxes	288	372
Net income	775	930
Dividends on preferred stock	131	131
Net income available for common stockholders	$644	$799
Basic earnings per common share	$0.33	$0.41
Diluted earnings per common share	$0.31	$0.38

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2015	September 30, 2014
Interest and dividend income
Loans	$12,107	$11,728
Taxable securities	465	450
Non-taxable securities	519	493
Federal funds sold and other	99	94
Total interest and dividend income	13,190	12,765
Interest expense
Deposits	1,692	1,620
FHLB advances and other	219	368
Subordinated debentures	73	71
Total interest expense	1,984	2,059
Net interest income	11,206	10,706
Provision for loan losses	200	275
Net interest income after provision for loan losses	11,006	10,431
Non-interest income
Service charges on deposit accounts	1,061	857
Other service charges and fees	498	492
Gain on sale of mortgage loans	170	151
Non-deposit brokerage fees	282	211
Lease income	202	225
BOLI income	136	141
Gain on sale of securities available-for-sale (includes $10 in 2015 and $74 in 2014 accumulated other comprehensive income reclassifications for unrealized net gains on available-for-sale-securities)	10	74
Total non-interest income	2,359	2,151
Non-interest expenses
Salaries and employee benefits	4,887	4,532
Net occupancy expense	1,516	1,462
Advertising and public relations	250	250
Professional fees	534	439
Data processing services	739	731
Franchise shares and deposit tax	437	437
FDIC insurance	183	224
Core deposit intangible amortization	53	248
Postage and office supplies	147	164
Other real estate owned expenses	42	67
Loss on branch disposal	262	—
Other	929	782
Total non-interest expenses	9,979	9,336
Income before income taxes	3,386	3,246
Income taxes	930	892
Net income	2,456	2,354
Dividends and accretion on preferred stock	389	390
Net income available for common stockholders	$2,067	$1,964
Basic earnings per common share	$1.05	$1.00
Diluted earnings per common share	$0.95	$0.94

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2015	September 30,2014
Comprehensive income, net of tax
Net income	$775	$930
Other comprehensive income
Reclassification adjustment for gains included in net income, net of taxes	—	—
Change in unrealized gain on available for sale securities, net of taxes	55	34
Total other comprehensive income	55	34
Comprehensive income	$830	$964

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2015	September 30, 2014

Comprehensive income, net of tax
Net income	$2,456	$2,354
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(7)	(49)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(67)	638
Total other comprehensive income (loss)	(74)	589
Comprehensive income	$2,382	$2,943

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income			2,456		2,456
Change in accumulated other comprehensive income				(74)	(74)
Dividend declared and paid on preferred stock			(389)		(389)
Repurchase of TARP Warrants		(1,706)			(1,706)
Balance, September 30, 2015	$7,659	$25,366	$5,440	$270	$38,735

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			2,354		2,354
Redemption of Series A preferred stock	(3,266)				(3,266)
Change in accumulated other comprehensive income (loss)				589	589
Dividend declared and paid on preferred stock			(390)		(390)
Balance, September 30, 2014	$7,659	$27,072	$2,617	$286	$37,634

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine months ended
	(In Thousands)
	September 30, 2015	September 30, 2014
Operating Activities
Net income	$2,456	$2,354
Items not requiring (providing) cash:
Depreciation and amortization	414	410
Provision for loan losses	200	275
Amortization of premiums and discounts on securities	239	221
Amortization of core deposit intangible	53	248
BOLI income	(136)	(141)
Proceeds from sale of mortgage loans	7,556	5,273
Origination of mortgage loans held for sale	(7,540)	(5,121)
Gains on sales of available-for-sale securities	(10)	(74)
Gains on sales of mortgage loans	(170)	(151)
Write-downs and losses on sale of other real estate owned	39	34
Gain on sale of premises and equipment	(12)	(15)
Loss on branch disposal	262	—
Changes in:
Accrued interest receivable	(70)	(84)
Other assets	83	684
Accrued interest payable and other liabilities	473	321
Net cash provided by operating activities	3,837	4,234
Investing Activities
Loan originations and payments, net	(8,848)	(16,064)
Purchase of interest-bearing deposits in other financial institutions	(2,480)	—
Purchase of premises and equipment	(260)	(169)
Proceeds from maturities of available-for-sale securities	5,601	4,706
Proceeds from sales of available-for-sale securities	1,010	5,888
Proceeds from sales of other real estate owned	62	440
Purchase of available-for-sale securities	(8,033)	(20,463)
Proceeds from sales of premises and equipment	383	28
Net cash used in investing activities	(12,565)	(25,634)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,932	(2,776)
Net change in time deposits	10,775	(2,990)
Repayment of FHLB advances	(11,000)	—
Repayment of TARP preferred stock	—	(3,266)
Repurchase of TARP warrants	(1,706)	—
Proceeds from other borrowings	1,000	7,000
Dividends paid on preferred stock	(389)	(390)
Net cash provided by (used in) financing activities	8,612	(2,422)
Increase in Cash and Cash Equivalents	(116)	(23,822)
Cash and Cash Equivalents, Beginning of Year	11,322	37,062
Cash and Cash Equivalents, End of Quarter	$11,206	$13,240
Supplemental Cash Flows Information
Interest paid	$1,982	$2,071
Income taxes paid	$890	$225
Loans transferred to other real estate owned	$111	$230

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements—In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015

U. S. government agencies and government sponsored entities	$2,998	$2	$(6)	$2,994
Agency mortgage-backed securities: residential	27,938	464	(14)	28,388
State and municipal	25,844	669	(70)	26,443
Trust preferred security	1,879	—	(639)	1,240
Corporate bonds	1,000	3	—	1,003
Total Available-for-Sale Securities	$59,659	$1,138	$(729)	$60,068
December 31, 2014

U. S. government agencies and government sponsored entities	$2,999	$—	$(51)	$2,948
Agency mortgage-backed securities: residential	27,241	309	(31)	27,519
State and municipal	25,350	793	(104)	26,039
Trust preferred security	1,876	—	(396)	1,480
Corporate bonds	1,000	—	—	1,000
Total Available-for-Sale Securities	$58,466	$1,102	$(582)	$58,986

The amortized cost and fair value of investment securities at September 30, 2015 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2015
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$340	$346
Due from one to five years	14,386	14,570
Due from five to ten years	9,663	9,875
Due after ten years	7,332	6,889
Agency mortgage-backed: residential	27,938	28,388
Total	$59,659	$60,068

The following table summarizes the investment securities with unrealized losses by portfolio segment at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2015:
U.S. government agencies and government sponsored entities	$—	$—	$1,993	$(6)	$1,993	$(6)
Agency mortgage-backed: residential	—	—	1,553	(14)	1,553	(14)
State and municipal	4,947	(33)	595	(37)	5,542	(70)
Trust preferred security	—	—	1,240	(639)	1,240	(639)
Total temporarily impaired	$4,947	$(33)	$5,381	$(696)	$10,328	$(729)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2014:
U.S. government agencies and government sponsored entities	$992	$(8)	$1,955	$(43)	$2,947	$(51)
Agency mortgage-backed: residential	1,134	(2)	1,678	(29)	2,812	(31)
State and municipal	4,891	(24)	2,530	(80)	7,421	(104)
Trust preferred security	—	—	1,480	(396)	1,480	(396)
Total temporarily impaired	$7,017	$(34)	$7,643	$(548)	$14,660	$(582)

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

Approximately 92% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated. No impairment charge is being taken as no loss of principal or interest is anticipated. All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2015	December 31, 2014
Commercial	$47,137	$43,439
Commercial real estate:
Construction	24,444	18,064
Other	173,029	174,032
Residential real estate	78,326	78,270
Consumer:
Auto	1,486	1,820
Other	2,727	2,852
Total loans	327,149	318,477
Less allowance for loan losses	(5,021)	(4,885)
Net loans	$322,128	$313,592

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2015 and 2014.

	(Dollars in Thousands)
September 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$757	$3,605	$447	$38	$136	$4,983
Provision for loan losses	12	(23)	8	(2)	5	—
Loans charged-off	—	—	—	(3)	—	(3)
Recoveries	35	—	3	3	—	41
Total ending allowance balance	$804	$3,582	$458	$36	$141	$5,021

	(Dollars in Thousands)
September 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$902	$3,189	$646	$67	$149	$4,953
Provision for loan losses	(80)	37	52	(10)	1	—
Loans charged-off	—	(13)	(83)	(2)	—	(98)
Recoveries	34	11	3	—	—	48
Total ending allowance balance	$856	$3,224	$618	$55	$150	$4,903

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2015 and 2014.

	(Dollars in Thousands)
September 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision for loan losses	(236)	510	(77)	3	—	200
Loans charged-off	(75)	(17)	(57)	(21)	—	(170)
Recoveries	86	1	10	9	—	106
Total ending allowance balance	$804	$3,582	$458	$36	$141	$5,021

	(Dollars in Thousands)
September 30, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(657)	1,090	75	(18)	(215)	275
Loans charged-off	—	(14)	(172)	(15)	—	(201)
Recoveries	93	69	12	2	—	176
Total ending allowance balance	$856	$3,224	$618	$55	$150	$4,903

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2015 and December 31, 2014, which includes net deferred loan fees.  As of September 30, 2015 and December 31, 2014, accrued interest receivable of $1.3 million and $1.2 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
September 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$146	$378	$3	$—	$—	$527
Collectively evaluated	658	3,204	455	36	141	4,494
Total ending allowance balance	$804	$3,582	$458	$36	$141	$5,021
Loans:
Individually evaluated for impairment	$995	$2,074	$1,003	$9	$—	$4,081
Collectively evaluated	46,142	195,399	77,323	4,204	—	323,068
Total ending loans balance	$47,137	$197,473	$78,326	$4,213	$—	$327,149

	(Dollars in Thousands)
		Commercial	Residential
December 31, 2014	Commercial	Real Estate	Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$342	$220	$7	$10	$—	$579
Collectively evaluated	687	2,868	575	35	141	4,306
Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885
Loans:
Individually evaluated for impairment	$2,696	$1,057	$1,098	$22	$—	$4,873
Collectively evaluated	40,743	191,039	77,172	4,650	—	313,604
Total ending loans balance	$43,439	$192,096	$78,270	$4,672	$—	$318,477

The following table presents information related to impaired loans by class of loans as of September 30, 2015 and December 31, 2014. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Commercial	$63	$63	$—	$1,129	$1,129	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	644	644	—	—	—	—
Residential real estate	936	936	—	1,026	1,026	—
Consumer:				—
Auto	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$1,643	$1,643	$—	$2,155	$2,155	$—

With an allowance recorded:
Commercial	$932	$932	$146	$1,567	$1,567	$342
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,430	1,430	378	1,057	1,057	220
Residential real estate	67	67	3	72	72	7
Consumer:
Auto	—	—	—	10	10	10
Other	9	9	—	12	12	—
Subtotal	$2,438	$2,438	$527	$2,718	$2,718	$579
Total	$4,081	$4,081	$527	$4,873	$4,873	$579

Information on impaired loans for the three months ending September 30, 2015 and 2014 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2015			September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$1,003	$16	$15	$2,743	$36	$24
Commercial real estate:
Construction	—	—	—	14	—	—
Other	2,077	18	13	1,482	20	14
Residential real estate	1,006	12	8	1,180	14	9
Consumer:
Auto	—	—	—	15	—	—
Other	10	—	—	13	—	—
Total	$4,096	$46	$36	$5,447	$70	$47

Information on impaired loans for the nine months ending September 30, 2015 and 2014 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2015			September 30, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$1,032	$37	$36	$2,977	$103	$77
Commercial real estate:						—
Construction	—	—	—	14	1	1
Other	1,765	46	44	1,712	57	42
Residential real estate	1,015	36	27	1,241	40	28
Consumer:
Auto	—	—	—	17	1	—
Other	11	1	1	14	1	1
Total	$3,823	$120	$108	$5,975	$203	$149

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	September 30, 2015		December 31, 2014
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$79	$—	$748
Commercial real estate:
Construction	—	—	—	—
Other	—	439	—	45
Residential real estate	—	288	—	364
Consumer:
Auto	—	—	—	10
Other	—	—	—	—
Total	$—	$806	$—	$1,167

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
September 30, 2015
Commercial	$—	$—	$79	$79	$47,058	$47,137
Commercial real estate:
Construction	—	—	—	—	24,444	24,444
Other	—	—	439	439	172,590	173,029
Residential real estate	132	—	288	420	77,906	78,326
Consumer:
Auto	—	—	—	—	1,486	1,486
Other	—	—	—	—	2,727	2,727
Subtotal	$132	$—	$806	$938	$326,211	$327,149

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2014
Commercial	$—	$—	$645	$645	$42,794	$43,439
Commercial real estate:
Construction	—	—	—	—	18,064	18,064
Other	—	—	45	45	173,987	174,032
Residential real estate	31	—	362	393	77,877	78,270
Consumer:
Auto	—	—	—	—	1,820	1,820
Other	—	—	—	—	2,852	2,852
Subtotal	$31	$—	$1,052	$1,083	$317,394	$318,477

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $3.3 million and $4.4 million as of September 30, 2015 and December 31, 2014, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 13 troubled debt restructurings reported at quarter end, all loans were on accrual status.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending September 30, 2015 and 2014:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	September 30, 2015			September 30, 2014
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$666	$666
Commercial real estate:
Other	—	—	—	—	—	—
Total	—	$—	$—	1	$666	$666

The following table presents loans by class modified as trouble debt restructurings that occurred year to date as of September 30, 2015 and 2014.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	September 30, 2015			September 30, 2014
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$666	$666
Commercial real estate:
Other	2	1,547	1,547	1	$924	$924
Residential real estate	—	—	—	1	15	15
Total	2	$1,547	$1,547	3	$1,605	$1,605

Specific allocations of $267,000 and $547,000 were reported for troubled debt restructurings as of September 30, 2015 and December 31, 2014. Specific allocations of $424,000 were reported for the troubled debt restructurings as of September 30, 2014. No payment defaults were reported for troubled debt restructurings during the three and nine months ending September 30, 2015 or September 30, 2014. No charge offs were taken on troubled debt restructurings during the three and nine months ending September 30, 2015 or September 30, 2014.

The terms of certain other loans were modified during the nine months ending September 30, 2015 and 2014 that did not meet the definition of a troubled debt restructuring. These loans modified during the nine months ending September 30, 2015 have a total recorded investment of $19.2 million as of September 30, 2015. The loans modified during the nine months ending September 30, 2014 had a total recorded investment of $13.3 million as of September 30, 2014. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2015
Commercial	$45,096	$—	$2,041	$—	$47,137
Commercial real estate:
Construction	24,444	—	—	—	24,444
Other	163,564	5,714	3,751	—	173,029
Residential real estate	77,656	—	670	—	78,326
Consumer:
Auto	1,486	—	—	—	1,486
Other	2,717	—	10	—	2,727
Total	$314,963	$5,714	$6,472	$—	$327,149

	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2014
Commercial	$39,926	$547	$2,966	$—	$43,439
Commercial real estate:
Construction	18,064	—	—	—	18,064
Other	166,969	2,875	4,188	—	174,032
Residential real estate	76,756	772	742	—	78,270
Consumer:
Auto	1,820	—	—	—	1,820
Other	2,842	—	10	—	2,852
Total	$306,377	$4,194	$7,906	$—	$318,477

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

Assets measured on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$2,994			$2,948
Agency mortgage-backed securites-residential		28,388			27,519
State and municipal		26,443			26,039
Trust preferred security			1,240			1,480
Corporate bonds		1,003			1,000
Total investment securities	$—	$58,828	$1,240	$—	$57,506	$1,480

Assets measured on a non-recurring basis:

	Fair Value Measurement
	(Dollars in Thousands)
	September 30, 2015	December 31, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$423
Commercial RE	260	29
Residential	60	59

Other real estate owned:
Commercial RE	$135	$198
Residential	72	—

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $580,000 at September 30, 2015 with a valuation allowance of $260,000.  Impaired loans which were measured for impairment using the fair value of collateral for collateral-dependent loans had a principal balance of $841,000 at December 31, 2014, with a valuation allowance of $330,000.  An increase in the provision for loan losses of $260,000 and a decrease of $256,000 was recognized for the nine months ended September 30, 2015 and 2014, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $207,000 at September 30, 2015 and $198,000 at December 31, 2014.  Total writedowns of other real estate owned were $4,000 and $14,000 in the quarters ending September 30, 2015 and 2014, respectively. Total writedowns of other real estate owned were $27,000 and $47,000 in the nine months ending September 30, 2015 and 2014, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at September 30, 2015.

	September 30, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial RE	260	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(50.00%)
Residential RE	60	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00%)
Other real estate owned:
Commercial RE	135	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-40% (33.13%)
Residential RE	72	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(38.46%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2014.

	December 31, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$423	Market Approach	Discounts to allow for market value of assets	50%-70% (67.35%)
Commercial RE	29	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00%)
Residential	59	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00%)
Other real estate owned:
Commercial RE	198	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (38.29%)

Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

		Fair Value Measurements at
		September 30, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,206	$11,206			$11,206
Interest-bearing deposits in other financial institutions	2,480	2,480			2,480
Loans, net of allowance	321,808			323,917	323,917
Loans held for sale	155		158		158
Accrued interest receivable	1,597		320	1,277	1,597
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$200,842	$200,842			$200,842
Time deposits	161,649		161,938		161,938
FHLB advances	13,000		12,925		12,925
Other borrowings	2,500		2,500		2,500
Subordinate debentures	5,000			2,836	2,836
Accrued interest payable	233	9	199	25	233

		Fair Value Measurements at
		December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,322	$11,322			$11,322
Loans, net of allowance	313,081			316,075	316,075
Accrued interest receivable	1,527		323	1,204	1,527
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$190,910	$156,790			$156,790
Time deposits	150,874		151,504		151,504
FHLB advances	24,000		23,835		23,835
Other borrowings	1,500		1,500		1,500
Subordinate debentures	5,000			2,395	2,395
Accrued interest payable	231	9	222		231

The methods and assumptions used to estimate fair value are described as follows:

(a)         Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)         Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)          FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(d)         Loans: Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from first party investors resulting in a Level 2 classification.

(e)          Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification.

The carrying amounts of variable rate certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f)           FHLB Advances and Other Borrowings/Subordinated Debentures: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(g)          Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or Level 2 classification consistent with the asset/liability they are associated with.

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending September 30, 2015 and 2014.

	Quarter ended September 30, 2015			Quarter ended September 30, 2014
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$775			$930
Less: Dividends on preferred stock during the quarter	(131)			(131)
Net income available to common shareholders	$644	1,968,777	$0.33	$799	1,968,777	$0.41

Effect of dilutive securities
Convertible preferred stock	131	568,890
Warrants		—			137,181

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$775	2,537,667	$0.31	$799	2,105,958	$0.38

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$2,456			$2,354
Less: Dividends on preferred stock during the quarter	(389)			(390)
Net income available to common shareholders	$2,067	1,968,777	$1.05	$1,964	1,968,777	$1.00

Effect of dilutive securities
Convertible preferred stock	389	568,890
Warrants		57,223			129,975

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$2,456	2,594,890	$0.95	$1,964	2,098,752	$0.94

Stock options for 26,571 and 72,931 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2015 and 2014, respectively, because they are anti-dilutive.  Convertible preferred shares assuming full conversion totaled 568,890 shares as of September 30, 2015. On April 15, 2015, the Company repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program.  The repurchase price of the warrants was $1.7 million. Common stock warrants totaled 0 and 254,218 as of September 30, 2015 and 2014, respectively.

Note 7 — Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of September 30, 2015 and December 31, 2014, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,737	12.53%	$27,922	8.0%	N/A	N/A
Citizens First Bank, Inc.	45,723	13.10%	27,922	8.0%	$34,903	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	39,365	11.28%	20,942	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,351	11.85%	20,942	6.0%	27,922	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	26,706	7.65%	15,706	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,351	11.85%	15,706	4.5%	22,687	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.28%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,351	9.77%	16,924	4.0%	21,155	5.0%

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets
Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

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

Results of Operations

For the quarter ended September 30, 2015, we reported net income of $775,000, or $0.31 per diluted common share, compared to net income of $930,000, or $0.38 per diluted common share in the third quarter of 2014, a decrease of $155,000.  The decrease in net income is primarily attributable to inclusion of a $262,000 pre-tax loss on the disposal of a former branch facility.

For the nine months ended September 30, 2015, the Company reported net income of $2.46 million, or $0.95 per diluted common share. This represents an increase of

$102,000, or $0.01 per diluted common share, from the net income of $2.35 million in the previous year. The increase in net income is primarily attributable to an increase in net interest income of $500,000 and an increase in non-interest income of $208,000 partially offset by an increase in non-interest expense of $643,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.76% for the nine months ended September 30, 2015, compared to 0.76% in September 30, 2014.  Our annualized return on average equity, defined as net income divided by average equity, was 8.51% for the nine months ending September 30, 2015, compared to 8.58% for the nine months ending September 30, 2014.

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

Net interest income for the quarter ended September 30, 2015 increased $74,000, or 2.0%, compared to September 30, 2014. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

For the nine months ended September 30, 2015, net interest income was $11.2 million, an increase of $500,000, or 9.3%, from net interest income of $10.7 million for the comparable period in 2014.  Net interest income increased as a result of an increase in interest income of $425,000 plus lower interest expense on deposits and borrowings of $75,000.

The net interest margin for the nine months ended September 30, 2015 was 3.84%, compared to 3.82% in 2014.  The increase of 2 basis points is attributable primarily to the decrease in the cost of average interest-bearing liabilities.

The following tables set forth for the quarter and nine months ended September 30, 2015 and 2014, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands) Quarter ended September 30,

	2015			2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Earning assets:
Federal funds sold	$15,122	$9	0.24%	$14,430	$9	0.25%
Interest-bearing deposits in other financial institutions	1,609	6	1.48%	—	—	0.00%
Available-for-sale securities (1)
Taxable	35,146	159	1.79%	35,763	158	1.75%
Nontaxable	23,951	258	4.27%	21,166	244	4.57%
Federal Home Loan Bank stock	2,025	20	3.92%	2,025	20	3.92%
Loans receivable (2)	319,053	4,050	5.04%	308,087	4,006	5.16%
Total interest earning assets	396,906	4,502	4.50%	381,471	4,437	4.61%
Non-interest earning assets	31,425			31,290
Total Assets	$428,331			$412,761

Interest-bearing liabilities:
NOW accounts	$111,703	$104	0.37%	$103,622	$96	0.37%
Money market accounts	25,887	24	0.37%	21,125	19	0.36%
Savings accounts	20,703	10	0.19%	18,237	11	0.24%
Time deposits	163,350	425	1.03%	158,394	400	1.00%
Total interest-bearing deposits	321,643	563	0.69%	301,378	526	0.69%
Borrowings	15,696	74	1.87%	25,096	125	1.98%
Subordinated debentures	5,000	25	1.98%	5,000	24	1.90%
Total interest-bearing liabilities	342,339	662	0.77%	331,474	675	0.81%
Non-interest bearing deposits	44,984			41,909
Other liabilities	2,492			2,050
Total liabilities	389,815			375,433
Stockholders’ equity	38,516			37,328
Total Liabilities and Stockholders’ Equity	$428,331			$412,761
Net interest income		$3,840			$3,762

Net interest spread (1)			3.73%			3.81%
Net interest margin (1) (3)			3.84%			3.91%
Return on average assets ratio			0.72%			0.89%
Return on average equity ratio			7.98%			9.88%
Average equity to assets ratio			8.99%			9.04%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands) Nine months ended September 30,

	2015			2014
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Earning assets:
Federal funds sold	$18,308	$30	0.22%	$21,623	$34	0.21%
Interest-bearing deposits in other financial institutions	596	7	1.57%	—	—	0.00%
Available-for-sale securities (1)
Taxable	34,675	465	1.79%	34,352	450	1.75%
Nontaxable	24,000	784	4.37%	20,449	744	4.86%
Federal Home Loan Bank stock	2,025	61	4.03%	2,025	60	3.96%
Loans receivable (2)	319,939	12,107	5.06%	305,021	11,728	5.14%
Total interest earning assets	399,543	13,454	4.50%	383,470	13,016	4.54%
Non-interest earning assets	30,639			32,017
Total Assets	$430,182			$415,487

Interest-bearing liabilities:
NOW accounts	$111,813	$302	0.36%	$104,727	$314	0.40%
Money market accounts	25,894	74	0.38%	22,739	59	0.35%
Savings accounts	20,207	29	0.19%	17,642	31	0.23%
Time deposits	163,841	1,287	1.05%	160,357	1,216	1.01%
Total interest-bearing deposits	321,755	1,692	0.70%	305,465	1,620	0.71%
Borrowings	18,538	219	1.58%	25,062	368	1.96%
Subordinated debentures	5,000	73	1.95%	5,000	71	1.90%
Total interest-bearing liabilities	345,293	1,984	0.77%	335,527	2,059	0.82%
Non-interest bearing deposits	44,163			41,298
Other liabilities	2,153			1,977
Total liabilities	391,609			378,802
Stockholders’ equity	38,573			36,685
Total Liabilities and Stockholders’ Equity	$430,182			$415,487
Net interest income		$11,470			$10,957

Net interest spread (1)			3.73%			3.72%
Net interest margin (1) (3)			3.84%			3.82%
Return on average assets ratio			0.76%			0.76%
Return on average equity ratio			8.51%			8.58%
Average equity to assets ratio			8.97%			8.83%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2015 and 2014.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30, 2015 Vs. 2014
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	1	(5)	(4)
Interest-bearing deposits in other financial institutions	7	—	7
Available-for-sale securities
Taxable	11	4	15
Nontaxable (1)	(89)	129	40
Federal Home Loan Bank stock	1	—	1
Loans, net	(195)	574	379
Total Net Change in income on interest-earning assets	(264)	702	438

Interest-bearing liabilities:
NOW accounts	(33)	21	(12)
Money market accounts	7	8	15
Savings accounts	(7)	5	(2)
Time deposits	45	26	71

FHLB and other borrowings	(53)	(96)	(149)
Subordinated debentures	2	—	2
Total Net Change in expense on interest-earning liabilities	(39)	(36)	(75)
Net change in net interest income	(225)	738	513
Percentage change	-43.86%	143.86%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

No provision for loan losses was recorded for the third quarter of 2015 or the third quarter of 2014. The allowance for loan losses to total loans was 1.53% of total loans at September 30, 2015 compared to 1.58% at September 30, 2014. Net charge-offs (recoveries) were ($38,000) for the third quarter of 2015 compared to $50,000 in the third quarter of 2014.

Provision expense for the nine months ended September 30, 2015 decreased $75,000, from $275,000 to $200,000. Net charge-offs were $64,000 for the nine months ended September 30, 2015 compared to $25,000 for the nine months ended September 30, 2014.

Non-Interest Income

Non-interest income for the three months ended September 30, 2015 increased $76,000, or 9.9%, compared to the three months ended September 30, 2014, primarily due to an increase in service charges on deposit accounts due to the introduction of a new consumer deposit transaction account.

Non-interest income for the nine months ended September 30, 2015 increased $208,000, or 9.7%, compared to the nine months ended September 30, 2014, primarily due to an increase in service charges on deposit accounts, gain on sale of mortgage loans and non-deposit brokerage fees.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2015 increased $389,000, or 12.4%, compared to the three months ended September 30, 2014, due to the $262,000 loss on disposal of a former branch facility, and an increase in personnel expenses of $131,000, primarily as a result of normal salary adjustments.

Non-interest expense for the nine months ended September 30, 2015 increased $643,000, or 6.9%, compared to the nine months ended September 30, 2014, primarily due to an increase in personnel expenses, occupancy expense and other operating expenses, and the loss on disposal of a former branch facility.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2015 and 2014.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2015 and 2014. The effective tax rate for the third quarter of 2015 was 27.1% compared to a 28.6% effective tax rate for the third quarter of 2014. The effective tax rate year-to-date was 27.5% for both 2015 and 2014. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at September 30, 2015 were $424.3 million, an increase of $11.5 million, or 2.8%, from $412.8 million at December 31, 2014.  Average assets during the third quarter were $428.3 million, an increase of 3.8%, or $15.5 million, from $412.8 million in the third quarter of 2014.  Average interest earning assets increased 4.0%, or $15.4 million, from $381.5 million in the third quarter of 2014 to $396.9 million in the third quarter of 2015.

Loans

Loans increased $8.6 million, or 2.7%, from $318.5 million at December 31, 2014 to $327.1 million at September 30, 2015.  Total loans averaged $319.1 million the third quarter of 2015, compared to $308.1 million the third quarter of 2014, an increase of $11.0 million, or 3.6%.  We experienced increases in all portfolios except consumer loans during the first nine months of the year compared to December 31, 2014. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2015		December 31, 2014
		% of Total Loans		% of Total Loans

Commercial and agricultural	$47,137	14.41%	$43,439	13.64%
Commercial real estate	197,473	60.36%	192,096	60.32%
Residential real estate	78,326	23.94%	78,270	24.57%
Consumer	4,213	1.29%	4,672	1.47%
	$327,149	100%	$318,477	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of September 30, 2015, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $7.7 million.  The aggregate amount of these credit relationships was $97.3 million. As of December 31, 2014, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.9 million to $7.8 million.  The aggregate amount of these credit relationships was $95.4 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2015 and December 31, 2014.

As of September 30, 2015, we had $23.9 million of participations in loans purchased from, and $23.8 million of participations in loans sold to, other banks. As of December 31, 2014, we had $18.1 million of participations in loans purchased from, and $19.9 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2015.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of September 30, 2015	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$17,282	$18,879	$10,976	$47,137
Commercial real estate	33,251	118,363	45,859	197,473
Residential real estate	7,366	39,254	31,706	78,326
Consumer	834	3,339	40	4,213
Total	$58,733	$179,835	$88,581	$327,149

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

	(Dollars in Thousands)
	September 30, 2015		December 31, 2014
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans
Residential real estate loans	$458	23.94%	$582	24.57%
Consumer and other loans	36	1.29%	45	1.47%
Commercial and agricultural	804	14.41%	1,029	13.64%
Commercial real estate	3,582	60.36%	3,088	60.32%
Unallocated	141	0.00%	141	0.00%
Total allowance for loan losses	$5,021	100.00%	$4,885	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was at $141,000 at December 31, 2014 and September 30, 2015.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30,	December 31,
	2015	2014
Non-accrual loans	$806	$446
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	—	721
Total non-performing loans	806	1,167
Other real estate owned	207	198
Total non-performing assets	$1,013	$1,365

Non-performing loans to total loans	0.25%	0.37%
Non-performing assets to total assets	0.24%	0.33%
Net-charge-offs YTD	$64	$43
Net charge-offs YTD to average YTD total loans, annualized	0.03%	0.01%
Allowance for loan losses to non-performing loans	622.95%	418.60%
Allowance for loan losses to total loans	1.53%	1.53%

Non-performing assets totaled $1.0 million at September 30 2015, compared to $1.4 million at December 31, 2014, a decrease of $352,000. Payoffs and paydowns of $967,000 included the charge off of $70,000 in principal, with decreases offset by the addition of $79,000 in commercial loans, $439,000 in commercial real estate loans, and $98,000 in residential real estate loans.

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

The following table presents impaired loans and the related allowance for loan losses attributable to loans evaluated for impairment by portfolio segment for the periods indicated:

	(Dollars in Thousands)
	September 30, 2015		December 31, 2014
	Loans	Allowance for Loan Losses	Loans	Allowance for Loan Losses
Residential real estate loans	$1,003	$3	$1,098	$7
Consumer and other loans	9	—	22	10
Commercial and agricultural	995	146	2,696	342
Commercial real estate	2,074	378	1,057	220
Impaired loans	4,081	527	4,873	579
Loans collectively evaluated for impairment	323,068	4,494	313,604	4,306
Total	$327,149	$5,021	$318,477	$4,885

The $792,000 decrease in impaired loans during the nine months ending September 30, 2015 is primarily attributed to two commercial loans totaling $1.06 million that were refinanced or are no longer evaluated for impairment, the transfer of $80,000 from a residential real estate loan  to OREO and the subsequent charge off of a $15,000 deficiency balance on the loan, that were offset by two commercial real estate loans totaling $439,000, two residential real estate loans totaling $98,000, and a $79,000 commercial loan that were evaluated for impairment as of September 30, 2015, as well as paydowns, payoffs, and charge-offs through the regular collection and resolution of loans previously evaluated for impairment. The allowance for loan losses was impacted by the changes in the composition of the loans individually evaluated for impairment, the changes in the underlying collateral values and current values of future cash flows used in the evaluation of these loans. Changes in the composition and balances of the various segments of the loan portfolio, as well as the assessment of the qualitative factors inherent in the loan portfolio resulted in a $188,000 increase in the allowance attributable to loans collectively evaluated for impairment from December 31, 2014 to September 30, 2015.

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $58.7 million for the first nine months of 2015, compared to $54.8 million for 2014.

The tables below present the maturities and yield characteristics of securities as of September 30, 2015 and December 31, 2014.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
September 30, 2015	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$2,998	—	$—	$2,998	$2,994
Agency mortgage-backed securities: (1)	248	22,937	4,753	—	27,938	28,388
Municipal securities	340	11,388	8,663	5,453	25,844	26,443
Trust preferred security	—	—	—	1,879	1,879	1,240
Corporate bond	—	—	1,000	—	1,000	1,003
Total available-for-sale securities	$588	$37,323	$14,416	$7,332	$59,659	$60,068

Percent of total	0.99%	62.56%	24.16%	12.29%	100.00%
Weighted average yield(2)	4.82%	2.47%	3.34%	4.24%	2.92%

(1)    Agency mortgage-backed securities (residential) are grouped into average lives based on September 2015 prepayment projections.

(2)    The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
December 31, 2014	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$1,999	$1,000	$—	$2,999	$2,948
Agency mortgage-backed securities: (1)	4	24,231	3,006	—	27,241	27,519
Municipal securities	535	7,802	11,466	5,547	25,350	26,039
Trust preferred security	—	—	—	1,876	1,876	1,480
Corporate bond	—	—	1,000	—	1,000	1,000
Total available-for-sale securities	$539	$34,032	$16,472	$7,423	$58,466	$58,986

Percent of total	0.92%	58.21%	28.17%	12.70%	100.00%
Weighted average yield(2)	5.27%	2.40%	3.44%	4.31%	2.96%

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at September 30, 2015 were $362.5 million, an increase of $20.7 million, or 6.1%, compared to $341.8 million at December 31, 2014.  Total deposits averaged $366.6 million the third quarter of 2015, an increase of $23.3 million, or 6.8%, compared to $343.3 million during the third quarter of 2014.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $11.5 million and $8.1 million at September 30, 2015 and December 31, 2014, respectively. Time deposits of $100,000 or more totaled $77.9 million at September 30, 2015, compared to $63.4 million at December 31, 2014.  Interest expense on time deposits of $100,000 or more was $615,000 for the nine months ended September 30, 2015, compared to $498,000 for the nine months ended September 30, 2014.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of September 30, 2015.

(Dollars in Thousands)
September 30, 2015
Three months or less	$29,148
Over three through six months	38,178
Over six through twelve months	29,966
Over one year through three years	55,429
Over three years through five years	8,924
Over five years	4
Total	$161,649

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of September 30, 2015 were $13.0 million compared to $24.0 million at December 31, 2014. Rates vary based on the term to repayment, and are summarized below as of September 30, 2015:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	December 2, 2015	1.14%	5,000
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	May 24, 2019	1.72%	3,000
			$13,000

At September 30, 2015, we had available collateral to borrow an additional $63.5 million from the FHLB compared to $40.6 million at December 31, 2014.

Other Borrowings.  In 2014, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 1, 2015, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of September 30, 2015 the line had a balance of $2.5 million compared to a balance of $1.5 million at December 31, 2014.

At September 30, 2015, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of September 30, 2015 or December 31, 2014.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of September 30, 2015 was 1.93%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased $287,000, or 0.7%, from December 31, 2014 to September 30, 2015.  On April 15, 2015, the Company repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program.  The repurchase price of the warrants was $1.7 million, which offset the increase in stockholders’ equity due to net income less preferred dividends of $1.4 million.  The book value per common share has increased to $15.78 as of September 30, 2015 compared to $15.64 at December 31, 2014.  No common dividends have been paid during 2015.

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

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

September 30, 2015

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$43,737	12.53%	$27,922	8.0%	N/A	N/A
Citizens First Bank, Inc.	45,723	13.10%	27,922	8.0%	$34,903	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	39,365	11.28%	20,942	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,351	11.85%	20,942	6.0%	27,922	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	26,706	7.65%	15,706	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,351	11.85%	15,706	4.5%	22,687	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.28%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,351	9.77%	16,924	4.0%	21,155	5.0%

December 31, 2014

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets
Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

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

At September 30, 2015, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 5.41% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 1.49%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Oct 2015 - Sept 2016

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	17,535,249	2,108,284	13.67%
+300	16,896,889	1,469,923	9.53%
+200	16,261,474	834,508	5,41%
Base	15,426,965	0	0.00%
-200	15,197,275	-229,690	-1.49%

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income for the nine months ended September 30, 2015 and September 30, 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2015 and September 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: November 12, 2015	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: November 12, 2015	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer