Form 10-K
period 2015-12-31
CITIZENS FIRST CORP
filed 2016-03-24
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

XANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

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

Yes__ No X

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   $22,826,325 as of June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  1,998,352 shares of common stock as of March 23, 2016

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 18, 2016 are incorporated by reference into Part III.

Citizens First Corporation

Part IV:

Item 15	Exhibits, Financial Statement Schedules	112

	Signatures	114

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

As of December 31, 2015, we had total assets of $432.2 million, total loans of $330.8 million, deposits of $370.4 million and stockholders’ equity of $39.5 million.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2015, we had total loans of $330.8 million, representing 76.5% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2015, commercial loans amounted to $53.5 million, or 16.2% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.  At December 31, 2015, our commercial loans had an average size of $96,000 and the largest loan was $4.6 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2015, total commercial real estate loans amounted to $193.5 million, or 58.5% of our loan portfolio. At December 31, 2015, our commercial real estate loans had an average size of $392,000 and the largest loan was $5.6 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. We also offer home equity loans and home equity lines of credit.  Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate.  Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years.  We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2015, total residential real estate loans amounted to $79.7 million, or 24.1% of our loan portfolio. At December 31, 2015, our residential real estate mortgage loans had an average size of $68,000 and the largest loan was $1.9 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market.  We receive fees in connection with the sale of mortgage loans, with these fees aggregating $233,000 and $190,000 for the years ending December 31, 2015 and 2014, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

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

We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  At December 31, 2015, total consumer loans amounted to $4.1 million, or 1.2% of our loan portfolio. At December 31, 2015, our consumer loans had an average size of $5,000, and the largest loan was $261,000.

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

Deposit Products

Our principal source of funds is core deposits.  We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.  We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses.  We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers.  In some cases, we require business customers to maintain minimum balances.  We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.  At December 31, 2015, we had total deposits of $370.4 million.

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

Along with its headquarters in Bowling Green, the Bank currently operates eight (8) full-service banking facilities in the counties of Warren, Simpson, Barren and Hart in south central Kentucky, as well as a loan production office in Williamson County, Tennessee. Our market area consists primarily of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. As of June 30, 2015, there were 20 financial institutions operating a total of 53 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of six offices in Hart County and eight financial institutions operating 19 offices in Barren County.

Employees

At December 31, 2015, we had 98 full-time equivalent employees.  Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

Supervision and Regulation

We are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries. This framework is intended primarily for the protection of depositors, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and generally is not intended for the protection of stockholders or other investors. Described below are the material elements of selected laws and regulations applicable to us and the Bank. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulation, and in their interpretation and application by regulatory agencies and other governmental authorities, cannot be predicted, but may have a material effect on our business, financial condition or results of operations.

Applicable laws and regulations restrict our permissible activities and investments and impose conditions and requirements on the products and services we offer and the manner in which they are offered and sold. They also restrict our ability to repurchase stock or pay dividends, or to receive dividends from our banking subsidiary, and impose capital adequacy requirements on us and our banking subsidiary. The consequences of noncompliance with these laws and regulations can include substantial monetary and nonmonetary sanctions.

As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2015. In addition to banking laws, regulations and regulatory agencies, we are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management.

Overview

We are a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). As such, we are subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (Federal Reserve) under the BHC Act and the regulations promulgated thereunder. We are required to file periodic reports of our operations and any additional information the Federal Reserve may require.

The Bank is a member of the FDIC and, as such, its deposits are insured by the FDIC to the extent provided by law. The Bank is a state bank chartered under the banking laws of the Commonwealth of Kentucky. As a result, it is subject to the supervision, examination and reporting requirements of both the Kentucky Department of Financial Institutions (KDFI) and the FDIC.

We are subject to numerous state and federal statutes and regulations that affect our business activities and operations, including restrictions on loan limits, interest rates, “insider” loans to officers, directors, and principal shareholders, tie-in arrangements and transactions with affiliates, among other things.  Federal and state regulators also have authority to impose substantial sanctions on the Bank and its directors and its directors and officers if we engage in unsafe or unsound practices, or otherwise fail to comply with regulatory standards. Supervisory agreements, such as memoranda of understanding entered into with federal and state bank regulators, may also impose requirements and reporting obligations.

Financial Regulatory Reform

The recent financial crisis led to the adoption and revision of numerous laws and regulations applicable to financial institutions operating in the U.S. In particular, the Dodd-Frank Act and the rules that followed have significantly restructured the financial regulatory regime in the U.S. The Dodd-Frank Act is extensive, complicated and comprehensive legislation that impacts practically all aspects of a banking organization, representing a significant overhaul of many aspects of the regulation of the financial services industry.

The Dodd-Frank Act imposed regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which were: (i) created the Consumer Financial Protection Bureau (CFPB) to regulate consumer financial products and services; (ii) granted orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iii) limited debit card interchange fees; (iv) adopted certain changes to stockholder rights and responsibilities, including a stockholder “say on pay” vote on executive compensation; (v) strengthened the SEC’s powers to regulate securities markets; (vi) restricted variable-rate lending by requiring the ability to repay to be determined for variable-rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (vii) changed the base upon which the deposit insurance assessment is assessed from deposits to, substantially, average consolidated assets minus equity; and (viii) amended the Truth in Lending Act with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

Most recently, federal regulators have finalized rules for new capital requirements for financial institutions that include several changes to the way capital is calculated and how assets are risk-weighted, informed in part by the Basel II revised international capital framework published by the Basel Committee. The Basel III Rules, summarized briefly below, will have an effect on our level of capital, and may influence the types of business we may pursue and how we pursue business opportunities. Among other things, the Basel III Rules raise the required minimums for certain capital ratios, add a new common equity ratio, include capital buffers, and restrict what constitutes capital. The new capital and risk weighting requirements became effective for us on January 1, 2015.

Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. We will continue to evaluate the impact of any new regulations so promulgated.

Acquisitions

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

Permissible Activities under the BHC Act

A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in banking or managing or controlling banks, furnishing services to or performing services for our subsidiaries and any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

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

Capital Requirements

We are required to comply with the capital adequacy standards established by the Federal Reserve at the holding company level, and the FDIC at the bank level. In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory capital rules applicable to the Company and the Bank. The final rules, parts of which are currently in the process of being phased in, implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act.

The Basel III rules substantially revised the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the general risk-based capital rules. The final rules implementing the Basel III regulatory capital reforms became effective as to the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

The Basel III rules, among other things, (i) introduce a new capital measure called common equity Tier 1 (CET1), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company has elected to opt-out of this requirement.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0% for all bank holding companies.

Safety and Soundness Standards

Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act (FDIA), establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action

The FDIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.  As of December 31, 2015, the Bank was well-capitalized.

An institution that is classified as well-capitalized based on its capital levels may be treated as adequately capitalized, and an institution that is adequately capitalized or undercapitalized based upon its capital levels may be treated as though it were undercapitalized or significantly undercapitalized, respectively, if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.

If a bank is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions apply governing the rate the bank may be permitted to pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institution and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

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

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized. Thus, if payment of such a management fee or the making of such capital distribution would cause the bank to become undercapitalized, it could not pay a management fee or dividend to us.

Dividends

We are a legal entity separate and distinct from the Bank. The principal source of our cash flow is dividends paid to us by the Bank. Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders.  Under Kentucky law, the Company is not permitted to pay dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due.

In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes limitations on the Company’s ability to pay dividends.  As noted above, effective January 1, 2016, Federal Reserve limitations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer which will increase each year until January 1, 2019.

Statutory limitations also apply to the Bank’s payment of dividends to the Company.  Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt.

The payment of dividends by the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.  Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that BHCs and insured banks should generally pay dividends only out of current operating earnings, and the new capital rules prohibit the payment of dividends when a holding company or insured depository institution is not in compliance with the capital conservation buffer described elsewhere in this report.

The amount and timing of all future dividend payments, if any, is subject to Board discretion and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

Source of Strength

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

Branching

With prior regulatory approval and/or notices, as applicable, Kentucky law permits banks based in the state to either establish new or acquire existing branch offices throughout Kentucky. As a result of the Dodd Frank Act, the Bank and any other national or state chartered bank may branch across state lines to the same extent as banks chartered in the state of the branch.

FDIC Insurance

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

Community Reinvestment

The Community Reinvestment Act (CRA) requires that the FDIC in connection with examinations of financial institutions within their respective jurisdictions, a financial institution’s primary regulator, which is the FDIC for the Bank, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. At our last regulatory examination, the Bank received a “satisfactory” CRA rating.

Consumer Protection Laws

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

}	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

}	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

}	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

}	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

}	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

}	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

}	The Bank’s deposit operations are subject to the:

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

Consumer Financial Protection Bureau

Dodd-Frank created a new, independent federal agency called the Consumer Financial Protection Bureau (CFPB) which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB but are examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Financial Privacy and Cybersecurity

The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. If we fail to observe the regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

Anti-Money Laundering; USA Patriot Act

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and testing of the program by an independent audit function. We are prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money laundering obligations have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act), enacted in 2001, renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these obligations and are required to consider compliance in connection with the regulatory review of applications.

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

The Federal Bureau of Investigation may send bank regulatory agencies lists of the names of persons suspected of involvement in terrorist activities. The Bank may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control (OFAC) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

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

Risks Related to the Operation of Our Business

General economic conditions in the U.S. and in our local economy could adversely affect us.

We provide traditional commercial, retail and mortgage banking services, as well as other financial services including asset management, wealth management, securities brokerage, insurance, merger-and-acquisition advisory services and other specialty financing. All of our businesses are materially affected by conditions in the financial markets and economic conditions generally or specifically in the Southeastern U.S., the principal markets in which we conduct business. A worsening of business and economic conditions generally or specifically in the principal markets in which we conduct business could have adverse effects on our business, including the following:

}	A decrease in the demand for, or the availability of, loans and other products and services offered by us;

}	A decrease in the value of our loans held for sale or other assets secured by consumer or commercial real estate;

}	An impairment of certain intangible assets, such as goodwill;

}	A decrease in interest income from variable rate loans, due to declines in interest rates; and

}

An increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs, provisions for loan losses, and valuation adjustments on loans held for sale.

Overall, during the past several years, the general business environment has had an adverse effect on our business. Although the general business environment has shown some improvement, there can be no assurance that it will continue to improve. Since 2008, the federal government and the Federal Reserve have intervened in an unprecedented manner in an effort to provide stability and liquidity to the financial markets, including by implementing monetary policy measures designed to stabilize and stimulate the U.S. economy. There can be no assurance that the federal government and the Federal Reserve will continue to intervene or that the measures undertaken by the federal government and the Federal Reserve will result in continued improvement in the general business environment or in the business environments in the principal markets in which we do business. Additionally, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and in our principal markets may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. Furthermore, financial services companies with a substantial lending business, like ours, are dependent upon the ability of their borrowers to make debt service payments on loans. If economic conditions worsen or remain volatile, our business, financial condition and results of operations could be materially adversely affected.

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

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2015, commercial real estate loans accounted for 58.5% of our loan portfolio and commercial and agricultural loans accounted for 16.2% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

Approximately 86% of our loan portfolio as of December 31, 2015 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2015, consumer residential real estate loans represented approximately 24% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms were effective as to the Company and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. We have opted out of this requirement.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2015, our goodwill and other identifiable intangible assets totaled approximately $4.4 million. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

Our securities portfolio performance in difficult market conditions could have adverse effects on our results of operations.

Under U.S. generally accepted accounting principles, we are required to review our investment portfolio periodically for the presence of other-than-temporary impairment of its securities, taking into consideration current market conditions, the extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, our intent to sell or determination that we will not be required to sell investments until a recovery of fair value, as well as other factors. Adverse developments with respect to one or more of the foregoing factors may require us to deem particular securities to be other-than-temporarily impaired, with the credit loss recognized as a charge to earnings. Subsequent valuations, in light of factors prevailing at that time, may result in significant changes in the values of these securities in future periods. Any of these factors could require us to recognize further impairments in the value of our securities portfolio, which may have an adverse effect on our results of operations.

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

Our businesses may be adversely affected if we are unable to hire and retain qualified employees

Our success depends, in part, on our executive officers and other key personnel. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. Our compensation practices are subject to review and oversight by the Federal Reserve, the FDIC and other regulators. As a banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators. These limitations could further affect our ability to attract and retain our executive officers and other key personnel.

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

Risks Arising From the Legal and Regulatory Framework in which Our Business Operates

Recent legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.

The Dodd-Frank Act and the rules and regulations promulgated thereunder significantly impacted the United States bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies.  The scope and impact of many of the Dodd-Frank Act provisions, including the authority provided to the CFPB, will continue to be determined over time as rules and regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, results of operations and our ability to pay dividends. However, it is expected that at a minimum they will increase our operating and compliance costs. Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Risks Related to Our Capital Stock

Even though our common stock is currently traded on the NASDAQ Stock Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock has been relatively low when compared with larger companies listed on NASDAQ or other stock exchanges. We cannot say with any certainty that an active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares. We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Our capital stock is subordinate to our existing and future indebtedness.

Our capital stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2015, our total liabilities were approximately $393 million, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of the Bank fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt securities.

We are a holding company and depend on our subsidiary bank for dividends, distributions and other payments.

We are a legal entity separate and distinct from our bank subsidiary. Our principal source of cash flow, including cash flow to pay dividends to our stockholders and principal and interest on our outstanding debt, is dividends from the Bank. There are statutory and regulatory limitations on the payment of dividends by the Bank to us, as well as by us to our stockholders. Regulations of both the Federal Reserve and the State of Kentucky affect the ability of the Bank to pay dividends and other distributions to us and to make loans to us. If the Bank is unable to make dividend payments to us and sufficient cash or liquidity is not otherwise available, we may not be able to make dividend payments to our common and preferred stockholders or principal and interest payments on our outstanding debt. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of creditors of that subsidiary, except to the extent that any of our claims as a creditor of such subsidiary may be recognized. As a result, shares of our capital stock are effectively subordinated to all existing and future liabilities and obligations of our subsidiaries.

We may not pay dividends on shares of our capital stock.

Holders of shares of our capital stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We have declared cash dividends on our common stock sporadically; we are not required to do so. Furthermore, the terms of our outstanding preferred stock prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period.

We are also subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that BHCs should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.

We may need to raise additional debt or equity capital in the future, but may be unable to do so.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and other business purposes. Our ability to raise additional capital, if needed, will depend on, among other things, prevailing conditions in the capital markets, which are outside of our control, and our financial performance. The economic slowdown and loss of confidence in financial institutions over the past several years may increase our cost of funding and limit our access to some of our customary sources of capital, including inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve. We cannot assure you that capital will be available to us on acceptable terms or at all.  An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business, financial condition or results of operations.

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

We also own properties located at 2900 Louisville Road and on Gator Drive in Bowling

Green which may be used for future branch expansion.  We also own property at 705 N. Main Street in Franklin, KY where an ATM is located.

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

Item 4.  Mine Safety Disclosures. Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 22, 2016, there were approximately 737 beneficial owners of the Company’s common stock, including 119 shareholders of record and, to the best knowledge of the Company,  approximately 618 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low closing sales price information for our common stock for the periods indicated:

2015	High	Low

Fourth Quarter	$14.35	$12.66

Third Quarter	13.20	12.51

Second Quarter	12.85	12.00

First Quarter	12.69	11.90

2014	High	Low

Fourth Quarter	$12.49	$11.11

Third Quarter	12.10	10.35

Second Quarter	11.00	10.11

First Quarter	10.50	9.00

We paid a cash dividend of $0.08 per share on our common stock in November, 2015, which marks the first common dividend paid by the Company since December, 2008. Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements. Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  See Item 1, “Business — Supervision and Regulation” for

additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2015, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under equity compensation plans (excluding securities reflected in Column a) (c)
Equity compensation plans approved by security holders	26,571	$18.36	-
Equity compensation plans not approved by security holders	-	-	-
Total	26,571	$18.36	-

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

Overview of 2015

Significant developments for the year ended December 31, 2015 were:

}

Net income increased $366,000, or $0.11 per diluted common share, from a net income of $3.24 million in 2014 to $3.61 million in 2015.  Net income increased primarily due to an increase in net interest income of $651,000.

}

Net interest margin increased to 3.86% for 2015 compared to 3.85% for 2014 as interest income increased coupled with a reduction of interest expense.  The rates we earned on loans and investments declined slightly but an increase in the volume of earning assets contributed to the improvement in interest income.

}

Nonperforming assets decreased to $637,000, or 0.15% of total assets at December 31, 2015, compared to $1.4 million, or 0.33% of total assets at December 31, 2014.  Net charge-offs for 2015 totaled $104,000 compared to $43,000 in 2014.

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

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $4.1 million and other identifiable intangibles of $265,000 are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2015.

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

For the year ended December 31, 2015, net interest income was $15.1 million, an increase of $651,000, or 4.5%, from net interest income of $14.4 million in 2014.  The net interest margin in 2015 was 3.86%, compared to 3.85% in 2014.  The increase of one basis point in the net interest margin resulted primarily from an increase in the volume of earning assets and a decrease in interest expense.  The prime rate remained stable throughout most of 2015 and all of 2014 at 3.25%, but increased to 3.50% in December, 2015.

Net Interest Analysis Summary

	2015	2014

Average yield on interest earning assets	4.52%	4.56%
Average rate on interest bearing liabilities	0.76%	0.81%
Net interest spread	3.76%	3.75%
Net interest margin	3.86%	3.85%

Our average interest-earning assets were $399.4 million for 2015, compared with $383.6 million for 2014, a $15.8 million, or 4.1% increase primarily attributable to an increase in loans.  Average loans were $322.3 million for 2015, compared with $307.3 million for 2014, an increase of $15.0 million, or 4.9%.  Our total interest income on a tax-equivalent basis increased 2.9% to $18.0 million for 2015, compared with $17.5 million for 2014.  The change was due primarily to the increased volume of interest-earning assets.

Our average interest-bearing liabilities increased $9.5 million, or 2.8%, to $344.0 million for 2015, compared with $334.5 million for 2014.  Our total interest expense decreased $102,000, or 3.8%, to $2.6 million for 2015, compared with $2.7 million during 2014.  The change was due primarily to a decrease in the rates on FHLB borrowings which matured during the year.

The following table sets forth for the years ended December 31, 2015 and 2014 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)      Year Ended December 31,

	2015			2014
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$ 15,258	$ 36	0.24%	$ 17,688	$ 38	0.21%
Interest-bearing deposits in other financial institutions	1,100	17	1.55%	-	-	0.00%
Available-for-sale securities (1)
Taxable	34,718	632	1.82%	35,273	615	1.74%
Nontaxable	24,063	1,039	4.32%	21,374	1,009	4.72%
Federal Home Loan Bank stock	2,025	81	4.00%	2,025	81	4.00%
Loans receivable (2)	322,256	16,230	5.04%	307,256	15,732	5.12%
Total interest earning assets	399,420	18,035	4.52%	383,616	17,475	4.56%
Non-interest earning assets	30,760			31,711
Total Assets	$ 430,180			$415,327

Interest-bearing liabilities:
Interest-bearing transaction accounts	$ 112,505	$ 409	0.36%	$104,207	$ 405	0.39%
Savings accounts	45,792	134	0.29%	40,515	116	0.29%
Time deposits	162,254	1,686	1.04%	158,887	1,613	1.02%
Total interest-bearing deposits	320,551	2,229	0.70%	303,609	2,134	0.70%
Borrowings	18,448	279	1.51%	25,895	479	1.85%
Subordinated debentures	5,000	99	1.98%	5,000	96	1.92%
Total interest-bearing liabilities	343,999	2,607	0.76%	334,504	2,709	0.81%
Non-interest bearing deposits	45,237			41,734
Other liabilities	2,218			2,010
Total liabilities	391,454			378,248
Stockholders’ equity	38,726			37,079
Total Liabilities and Stockholders’ Equity	$ 430,180			$415,327
Net interest income		$15,428			$14,766

Net interest spread (1)			3.76%			3.75%
Net interest margin (1) (3)			3.86%			3.85%
Return on average assets ratio			0.84%			0.78%
Return on average equity ratio			9.32%			8.74%

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

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2015 Vs. 2014
	Increase (Decrease) Due to
Interest-earning assets:	Rate	Volume	Net
Federal funds sold	3	(5)	(2)
Interest-bearing deposits in other financial institutions	-	17	17
Available-for-sale securities
Taxable	27	(10)	17
Nontaxable (1)	(97)	127	30
Federal Home Loan Bank stock	-	-	-
Loans, net	(270)	768	498
Total Net Change in income on interest-earning assets	(337)	897	560

Interest-bearing liabilities:
Interest-bearing transaction accounts	(28)	32	4
Savings accounts	3	15	18
Time deposits	39	34	73

FHLB and other borrowings	(62)	(138)	(200)
Subordinated debentures	3	-	3
Total Net Change in expense on interest-earning liabilities	(45)	(57)	(102)
Net change in net interest income	(292)	954	662

(1)     Income stated at a fully tax equivalent basis using the marginal corporate Federal  tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2015 was $135,000, or 0.04% of average loans, compared to a provision of $275,000, or 0.09% of average loans during 2014.  We had net charge-offs totaling $104,000 during 2015, compared to $43,000 during 2014.  We consider the size, volume and credit quality of the loan portfolio as well as recent economic and other external influences to record the allowance for loan losses and provision for loan losses that is directionally consistent with our loan portfolio.

Non-interest Income

Non-interest income increased 13.6%, or $392,000, from $2.9 million in 2014 to $3.3 million in 2015. Service charges on deposit accounts increased $225,000 during 2015 as a result of a new consumer deposit checking account introduced in late 2014.  Other non-interest income increased $128,000 of which $95,000 was related to the gain on the sale of a loan. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2015	2014	(Decrease)
Service charges on deposit accounts	$ 1,421	$ 1,196	$ 225
Other non-interest income	758	630	128
Gain on sale of mortgage loans held for sale	233	190	43
Bank owned life insurance	181	188	(7)
Non-deposit brokerage fees	364	301	63
Gain on the sale of available-for-sale securities	78	95	(17)
Lease income	245	288	(43)
	$ 3,280	$ 2,888	$ 392

Non-interest Expense

Non-interest expense increased 5.1%, or $640,000, from $12.6 million in 2014 to $13.2 million in 2015.  Salaries and benefits increased $397,000, while $262,000 is related to a loss on the disposal of a former branch facility.

The increases and decreases in expense in 2015 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2015	2014	(Decrease)
Salaries and employee benefits	$6,535	$6,138	$397
Net occupancy expense	2,019	1,945	74
Advertising and public relations	330	323	7
Professional and legal	710	581	129
Data processing services	1,001	973	28
FDIC insurance	244	287	(43)
Franchise shares and deposit tax	533	594	(61)
Postage and office supplies	190	207	(17)
Telephone and other communication	326	295	31
Other real estate owned expenses	94	92	2
Core deposit intangible amortization	71	329	(258)
Loss on branch disposal	262	0	262
Other	883	794	89
	$13,198	$12,558	$640

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2015 and 2014.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities. Our statutory federal tax rate was 34.0% in both 2015 and 2014.  The effective tax rate for 2015 was 28.2%, compared to 27.7% for 2014.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at December 31, 2015 totaled $432.2 million, compared with $412.8 million at December 31, 2014, an increase of $19.4 million, or 4.7%.  Average assets increased 3.6% or $14.9 million, from $415.3 million in 2014 to $430.2 million in 2015.

Loans

Total loans averaged $322.3 million in 2015, compared to $307.3 million in 2014.  At year-end 2015, loans totaled $330.8 million, compared to $318.5 million at year-end 2014, an increase of $12.3 million, or 3.9%.  We experienced increases in all segments of our loan portfolio except consumer loans.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2015		December 31, 2014
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$53,516	16.18%	$43,439	13.64%
Commercial real estate	193,457	58.48%	192,096	60.32%
Residential real estate	79,680	24.09%	78,270	24.57%
Consumer	4,129	1.25%	4,672	1.47%
	$330,782	100%	$318,477	100%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2015 and 2014 is shown in the following table:

	2015	2014

Agriculture, forestry, and fishing	8.06%	9.98%
Construction	5.90%	5.55%
Manufacturing	3.75%	4.90%
Transportation, communication, electric, gas, and sanitary services	4.84%	2.18%
Wholesale trade	2.79%	2.93%
Retail trade	5.48%	6.31%
Finance, insurance, and real estate	34.05%	29.15%
Services	19.71%	21.50%
Public administration	0.39%	0.35%
Total commercial and commercial real estate	84.97%	82.85%
Residential real estate loans	14.01%	15.87%
Other consumer loans	1.02%	1.28%
Total loans	100.00%	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of December 31, 2015, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $6.6 million.  The aggregate amount of these credit relationships was $84.8 million, with total commitments of $95.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2015.

As of December 31, 2015, we had $21.1 million of participations in loans purchased from, and $21.8 million of participations in loans sold to, other banks. As of December 31, 2014, we had $18.1 million of participations in loans purchased from, and $19.9 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2015.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of December 31, 2015	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$20,063	$21,013	$12,440	$53,516
Commercial real estate	32,538	114,841	46,078	193,457
Residential real estate	7,663	40,869	31,148	79,680
Consumer	834	3,252	43	4,129
Total	$61,098	$179,975	$89,709	$330,782

The table below presents loans outstanding as of December 31, 2015 with maturities greater than one year categorized by fixed and variable interest rates:

As of December 31, 2015	(Dollars in Thousands)
Fixed Rate	$195,308
Variable Rate	74,376
Total maturities greater than one year	$269,684

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 26.5% of our earning assets as of December 31, 2015, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate remained stable at 3.25% during most of 2015 and all of 2014.  The prime rate increased to 3.50% in December, 2015.  The yield on our earning assets declined during 2015 as we were not able to reinvest at the yields previously earned on loans and called and matured investments.  The cost of our interest bearing liabilities continued to decline in 2015, which allowed the net interest margin to increase 1 basis point from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in federal funds sold, investment securities or loans.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2015, the allowance was $4.9 million, compared to $4.9 million at the end of 2014. The ratio of the allowance for loan losses to total loans at December 31, 2015 was 1.49%, compared to 1.53% at December 31, 2014. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2015 and 2014.

	(Dollars in Thousands)
	2015	2014
Balance at beginning of year	$4,885	$4,653
Provision for loan losses	135	275
Amounts charged off:
Commercial	154	3
Commercial real estate	17	57
Residential real estate	57	177
Consumer	24	25
Total loans charged off	252	262

Recoveries of amounts previously charged off:
Commercial	124	124
Commercial real estate	2	74
Residential real estate	13	16
Consumer	9	5
Total recoveries	148	219
Net charge-offs	104	43
Balance at end of year	$4,916	$4,885

Total loans, net of unearned income:
Average	$322,256	$307,256
At December 31	$330,782	$318,477
As a percentage of average loans:
Net charge-offs	0.03%	0.01%
Provision for loan losses	0.04%	0.09%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	December 31, 2015		December 31, 2014
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans

Residential real estate loans	$524	24.09%	$582	24.57%
Consumer and other loans	28	1.25%	45	1.47%
Commercial and agricultural	812	16.18%	1,029	13.64%
Commercial real estate	3,431	58.48%	3,088	60.32%
Unallocated	121	0.00%	141	0.00%
Total allowance for loan losses	$4,916	100.00%	$4,885	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans. Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  The unallocated portion of the allowance decreased from $141,000 at December 31, 2014 to $121,000 at December 31, 2015.

The following table sets forth selected asset quality amounts and ratios for the periods indicated:

	(Dollars in Thousands)

	2015	2014

Non-accrual loans	$537	$446
Loans 90+ days past due/accruing	-	-
Restructured loans on non-accrual	-	721
Total non-performing loans	537	1,167
Other real estate owned	100	198
Total non-performing assets	$637	$1,365

Non-performing loans to total loans	0.16%	0.37%
Non-performing assets to total assets	0.15%	0.33%
Net-charge-offs YTD	$104	$43
Net charge-offs YTD to average YTD total loans	0.03%	0.01%
Allowance for loan losses to non-performing loans	915.46%	418.60%
Allowance for loan losses to total loans	1.49%	1.53%

Non-performing assets totaled $637,000 at December 31, 2015, compared to $1.4 million at December 31, 2014, a decrease of $728,000. Payoffs and paydowns of $1.3 million included the disposition of one other real estate owned property sold for $25,000, and five loans totaling $149,000 that were charged off, but these decreases were offset by the addition of $405,000 in commercial real estate loans, and $98,000 in residential real estate loans.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2015 consisted of four non-accrual loans totaling $537,000 and no loans over 90 days past due that are still accruing.  Non-performing assets also includes other real estate owned of two commercial real estate properties totaling $100,000.

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

We believe that the allowance for loan losses at December 31, 2015, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale. The investment portfolio increased by $1.2 million, or 2.0%, to $60.2 million at December 31, 2015, compared with $59.0 million at December 31, 2014.

The tables below present the maturities and yield characteristics of securities as of December 31, 2015 and 2014. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2015	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$-	$2,998	$-	$-	$2,998	$2,994
Agency mortgage-backed securities: (1)	315	24,389	4,742	-	29,446	29,657
Municipal securities	1,126	10,838	8,086	4,591	24,641	25,222
Trust preferred security	-	-	-	1,880	1,880	1,340
Corporate bond	-	-	1,000	-	1,000	987
Total available-for-sale securities	$1,441	$38,225	$13,828	$6,471	$59,965	$60,200

Percent of total	2.40%	63.75%	23.06%	10.79%	100.00%

Weighted average yield(2)	4.31%	2.45%	3.43%	4.07%	2.88%

(1)  Agency mortgage backed securities (residential) are grouped into average lives based on December 2015 prepayment projections.

(2)  The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

December 31, 2014	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$-	$1,999	$1,000	$-	$2,999	$2,948
Agency mortgage-backed securities: (1)	4	24,231	3,006	-	27,241	27,519
Municipal securities	535	7,802	11,466	5,547	25,350	26,039
Trust preferred security	-	-	-	1,876	1,876	1,480
Corporate bond	-	-	1,000	-	1,000	1,000
Total available-for-sale securities	$539	$34,032	$16,472	$7,423	$58,466	$58,986

Percent of total	0.92%	58.21%	28.17%	12.70%	100.00%

Weighted average yield(2)	5.27%	2.40%	3.44%	4.31%	2.96%

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

Deferred Tax Assets

We have a net deferred tax asset of $1.3 million at December 31, 2015.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2015, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $365.8 million during 2015, an increase of $20.5 million, or 5.9%, compared to $345.3 million during 2014.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.  Deposits at December 31, 2015 totaled $370.4 million, an increase of $28.6 million, or 8.4%, from $341.8 million at December 31, 2014.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits. There were $1,766,000 brokered deposits at December 31, 2015 and none at December 31, 2014.

Time deposits of $100,000 or more totaled $73.4 million at December 31, 2015, compared to $63.4 million at December 31, 2014.  Interest expense on time deposits of $100,000 or more was $808,000 in 2015, compared to $669,000 in 2014.  A summary of average balances and rates paid on deposits for the years ended December 31, 2015 and 2014 follows.

	(Dollars in Thousands)
	2015		2014
	Average	Average	Average	Average

	Balance	Rate	Balance	Rate
Noninterest bearing demand	$45,237	0.00%	$41,734	0.00%
Interest bearing demand	112,505	0.36%	104,207	0.39%
Savings	45,792	0.29%	40,515	0.29%
Time	162,254	1.04%	158,887	1.02%
	$365,788	0.70%	$345,343	0.71%

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment. Total advances as of December 31, 2015 were $13.0 million.

At December 31, 2015, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2015 or 2014.

In 2015, we renewed a line of credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million and matures November 21, 2016. The line has a floor rate of 4.5% and is secured by the Bank’s common stock.  As of December 31, 2015, the line had a balance of $2.0 million.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our interest rate was as of December 31, 2015 was 1.98%, and at December 31, 2014 was 1.89%.

Information regarding our borrowings as of December 31, 2015 and 2014 is presented below:

	(Dollars in Thousands)
	2015	2014
Borrowed funds:
Balance at year end	$15,000	$25,500
Weighted average rate at year end	1.54%	1.22%
Average balance during the year	$18,448	$25,895
Weighted average rate during the year	1.51%	1.85%
Maximum month-end balance	$21,500	$30,000
Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	1.98%	1.89%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	1.98%	1.90%
Maximum month-end balance	$5,000	$5,000
Total borrowings:
Balance at year end	$20,000	$30,500
Weighted average rate at year end	1.65%	1.33%
Average balance during the year	$23,448	$30,895
Weighted average rate during the year	1.61%	1.86%
Maximum month-end balance	$26,500	$35,000

Capital

Stockholders’ equity was $39.5 million on December 31, 2015, an increase of $1.1 million, or 2.8%, from $38.4 million on December 31, 2014.  A common dividend of $0.08 per share was paid during the fourth quarter of 2015, which marks the first common dividend paid since 2008.  During 2015, we repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program for $1.7 million.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is currently convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends).  During the fourth quarter of 2015, our share price closed above $14.06 for several business days. Approximately 5% of preferred shareholders (holding 13 shares of Preferred Stock) have converted their shares into 29,575 shares of common stock as of March 23, 2016.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. We believe as of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject.

Capital ratios as of December 31, 2015, and 2014 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2015				December 31, 2014
	Tier 1 Risk- based Capital	Total Risk- based Capital	Common Equity Tier 1 Capital	Tier 1 Leverage	Tier 1 Risk- based Capital	Total Risk- based Capital	Tier 1 Leverage

Consolidated	11.33%	12.58%	7.77%	9.46%	11.49%	12.74%	9.42%

Citizens First Bank, Inc.	11.78%	13.03%	11.78%	9.83%	11.83%	13.09%	9.78%

Regulatory minimum	4.00%	8.00%	4.50%	4.00%	4.00%	8.00%	4.00%

Well-capitalized minimum	6.00%	10.00%	6.50%	5.00%	6.00%	10.00%	5.00%

(1)Calculated in accordance with regulatory guidelines. The well-capitalized minimum is for bank only.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015:

	(Dollars in Thousands)

December 31, 2015	One Year or Less	More Than One Year but Less Than Three Years	More Than Three Years but Less Than Five Years	Five Years or More	Total
Time deposits	$93,122	$53,152	$7,253	$4	$153,531
FHLB advances	10,000	-	3,000	-	$13,000
Subordinated debentures	-	-	-	5,000	$5,000
Lease commitments	404	832	762	1,028	$3,026
	$103,526	$53,984	$11,015	$6,032	$174,557

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

At December 31, 2015, unfunded commitments to extend credit and unused lines of credit totaled $46.3 million, of which $13.0 million were at fixed rates and $33.3 million were at variable rates.  At December 31, 2014, unfunded commitments to extend credit and unused lines of credit totaled $42.2 million, of which $8.3 million were at fixed rates and $33.9 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $333,000 and $1.3 million at December 31, 2015 and 2014, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2015:

Projected		Net Interest Income
Interest Rate Change	Estimated Value	$ Change From Base	% Change From Base
+400	$18,628,476	$2,891,406	18.37%
+300	17,877,289	2,140,219	13.60%
+200	17,111,755	1,374,686	8.74%
Base	15,737,070	0	0.00%
-200	15,324,159	(412,910)	(2.62)%

As of December 31, 2015, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years.  During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

►       Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

►       Consolidated Balance Sheets - December 31, 2015 and 2014

►       Consolidated Statements of Comprehensive Income - Years ended December 31, 2015 and 2014

►       Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2015 and 2014

►       Consolidated Statements of Cash Flows - Years ended December 31, 2015 and 2014

►       Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky

March 24, 2016

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	2015	2014
Assets
Cash and due from financial institutions	$8,865	$7,962
Federal funds sold	6,390	3,360
Cash and cash equivalents	15,255	11,322
Interest-bearing deposits in other financial institutions	2,728	-
Available-for-sale securities	60,200	58,986
Loans, net of allowance for loan losses of $4,916 and $4,885 at December 31, 2015 and 2014, respectively	325,866	313,592
Premises and equipment, net	9,998	10,758
Bank owned life insurance (BOLI)	8,174	7,993
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,680	1,527
Deferred income taxes	1,328	1,479
Goodwill	4,097	4,097
Core deposit intangible	265	336
Other real estate owned	100	198
Other assets	465	501
Total Assets	$432,181	$412,814
Liabilities
Deposits
Noninterest bearing	$48,522	$41,975
Savings, NOW and money market	168,335	148,935
Time	153,531	150,874
Total deposits	370,388	341,784
FHLB advances and other borrowings	15,000	25,500
Subordinated debentures	5,000	5,000
Accrued interest payable	213	231
Other liabilities	2,056	1,851
Total Liabilities	392,657	374,366
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 250 shares at December 31, 2015 and 2014, respectively	7,659	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,968,777 shares at December 31, 2015 and 2014	25,406	27,072
Retained earnings	6,304	3,373
Accumulated other comprehensive income	155	344
Total stockholders’ equity	39,524	38,448
Total liabilities and stockholders’ equity	$432,181	$412,814

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2015	2014
Interest and dividend income
Loans	$16,230	$15,732
Taxable securities	632	615
Non-taxable securities	688	669
Federal funds sold and other	134	119
Total interest and dividend income	17,684	17,135
Interest expense
Deposits	2,229	2,134
FHLB advances	175	336
Subordinated debentures	99	96
Short-term borrowings	104	143
Total interest expense	2,607	2,709
Net interest income	15,077	14,426
Provision for loan losses	135	275
Net interest income after provision for loan losses	14,942	14,151
Non-interest income
Service charges on deposit accounts	1,421	1,196
Other service charges and fees	758	630
Gain on sale of mortgage loans	233	190
Non-deposit brokerage fees	364	301
Lease income	245	288
BOLI income	181	188
Gain on sale of securities available-for-sale	78	95
Total non-interest income	3,280	2,888
Non-interest expenses
Salaries and employee benefits	6,535	6,138
Net occupancy expense	2,019	1,945
Advertising and public relations	330	323
Professional fees	710	581
Data processing services	1,001	973
Franchise shares and deposit tax	533	594
FDIC insurance	244	287
Core deposit intangible amortization	71	329
Postage and office supplies	190	207
Other real estate owned expenses	94	92
Loss on branch disposal	262	-
Other	1,209	1,089
Total non-interest expenses	13,198	12,558
Income before income taxes	5,024	4,481
Provision for income taxes	1,417	1,240
Net income	3,607	3,241
Dividends and accretion on preferred stock	520	521
Net income available for common stockholders	$3,087	$2,720

Basic earnings per common share	$1.57	$1.38
Diluted earnings per common share	$1.40	$1.29
Comprehensive income (loss), net of tax
Net income	3,607	3,241
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(51)	(63)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(138)	710

Total other comprehensive income (loss)	(189)	647
Comprehensive income	$3,418	$3,888

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2015 and 2014

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2014	$10,925	$27,072	$653	$(303)	$38,347
Net income			3,241		$3,241

Repayment of 94 shares Series A preferred stock	(3,266)				(3,266)
Other comprehensive income (loss)				647	647
Dividend declared and paid on preferred stock			(521)		(521)

Balance, December 31, 2014	$7,659	$27,072	$3,373	$344	$38,448

	Preferred Stock	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072		$3,373	$344	$38,448
Net income				3,607		3,607
Redemption of 254,218 warrants		(1,706)				(1,706)
Stock based compensation		4	0			40
Other comprehensive income					(189)	(189)
Dividend declared and paid on common stock ($.08 per share)				(157)		(157)
Dividend declared and paid on preferred stock				(520)		(520)
Balance, December 31, 2015	$7,659	$25,406		$6,304	$155	$39,524

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2015	2014
Operating Activities
Net income	$3,607	$3,241
Items not requiring (providing) cash:
Depreciation and amortization	551	551
Provision for loan losses	135	275
Amortization of premiums and discounts on securities	326	307
Amortization of core deposit intangible	71	329
Deferred income taxes	248	467
Stock based compensation	40	-
Bank-owned life insurance	(181)	(188)
Proceeds from sale of mortgage loans held for sale	10,853	7,048
Origination of mortgage loans held for sale	(10,620)	(6,858)
Gains on sales of loans	(233)	(190)
Gains on sales of available-for- sale securities	(78)	(95)
Write-downs and losses on other real estate owned	86	53
Gain on sale premises and equipment	(16)	(19)
Loss on branch disposal	262	-
Changes in:
Interest receivable	(153)	27
Other assets	36	251
Interest payable and other liabilities	187	205
Net cash provided by operating activities	$5,121	5,404
Investing Activities
Loan originations and payments, net	(12,519)	(23,682)
Purchases of interest-bearing deposits in other financial institutions	(2,728)	-
Purchase of premises and equipment	(436)	(267)
Proceeds from maturities of available-for-sale securities	7,054	6,128
Proceeds from sales of available-for-sale securities	2,200	9,912
Proceeds from sales of other real estate owned	123	812
Purchase of available-for-sale securities	(11,002)	(22,625)
Proceeds from sales of premises and equipment	399	32
Net cash (used in) investing activities	(16,909)	(29,690)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	25,947	7,341
Net change in time deposits	2,657	(8,508)
Proceeds from FHLB advances	10,000	6,000
Repayment of FHLB advances	(21,000)	(4,000)
Proceeds from other borrowings	1,500	3,300
Repayment of other borrowings	(1,000)	(1,800)
Repayment of Series A preferred stock	-	(3,266)
Repurchase of TARP warrants	(1,706)	-
Dividends paid on common stock	(157)	-
Dividends paid on preferred stock	(520)	(521)
Net cash provided by (used in) financing activities	15,721	(1,454)
(Decrease) Increase in Cash and Cash Equivalents	3,933	(25,740)
Cash and Cash Equivalents, Beginning of Year	11,322	37,062
Cash and Cash Equivalents, End of Year	$15,255	$11,322
Supplemental Cash Flows Information
Interest paid	$2,625	$2,721
Income taxes paid	$1,135	$480
Loans transferred to other real estate owned	$111	$230

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

The Company provides financial services to individual and corporate customers in Warren, Simpson, Barren and Hart counties in Kentucky and central Tennessee.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial and consumer loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates–To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative current factors. The historical loss experienced is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 12 quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These factors can include the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

The Company defines its portfolio segments by regulatory classification, which include the following:  Commercial loans, consisting of loans to depository institutions, loans to finance agricultural production, and other non-real estate commercial and industrial loans; Commercial Real Estate, consisting of loans for construction and land development, farmland, multi-family residential properties, and other non-farm, non-residential real estate loans; Residential Real Estate, consisting of first liens on residential 1-4 family properties and junior liens (revolving and non-revolving) on residential 1-4 family properties; and Consumer, including revolving and non-revolving consumer purpose loans.

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

Approximately 86.0% of our loan portfolio as of December 31, 2015 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Foreclosed Assets–Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less costs to sell, at the date of foreclosure, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at a lower of cost of fair value less estimated costs to sell. Subsequent to foreclosure, valuations are periodically performed by management to validate the carrying value of the foreclosed properties.

Bank Owned Life Insurance–The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets–Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2015 and 2014.  The balance of goodwill was $4.1 million as of December 31, 2015 and December 31, 2014.

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

Stock Based Compensation Plans–Compensation cost is recognized for performance share units issued to employees, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the required service period, generally defined as the vesting period.

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

Earnings per Common Share–Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, performance share units, warrants and preferred stock.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income (Loss)–Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as a separate component of equity.

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

Reclassifications–Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 financial statement presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2:   Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
U. S. government agencies and government sponsored entities	$2,998	$3	$(7)	$2,994
Agency mortgage-backed securities: residential	29,446	259	(48)	29,657

State and municipal	24,641	615	(34)	25,222

Trust preferred security	1,880	-	(540)	1,340

Corporate bonds	1,000	-	(13)	987

Total Available-for-Sale Securities	$59,965	$877	$(642)	$60,200

December 31, 2014

U. S. government agencies and government sponsored entities	$2,999	$-	$(51)	$2,948
Agency mortgage-backed securities: residential	27,241	309	(31)	27,519

State and municipal	25,350	793	(104)	26,039

Trust preferred security	1,876	-	(396)	1,480

Corporate bonds	1,000	-	-	1,000

Total Available-for-Sale Securities	$58,466	$1,102	$(582)	$58,986

The proceeds from sales of securities and the associated gains are listed below:

	2015	2014
	(Dollars in Thousands)
Sales of available for sale securities
Proceeds	$2,200	$9,912
Gross gains	78	95
Gross losses	-	-

The tax provision related to these realized gains were $27,000 and $32,000, respectively.

The amortized cost and fair value of investment securities at December 31, 2015 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2015
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,126	$1,130
Due from one to five years	13,836	13,986
Due from five to ten years	9,086	10,451
Due after ten years	6,471	4,976
Agency mortgage-backed: residential	29,446	29,657

Total	$59,965	$60,200

Securities pledged at year end 2015 and 2014 had a carrying amount of $56.0 million and $51.0 million, respectively, and were pledged to secure public deposits.

At year end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2015 and 2014, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized

Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2015:

U.S. government agencies and government sponsored entities	$-	$-	$992	$(7)	$992	$(7)

Agency mortgage-backed: residential	7,009	(25)	1,475	(23)	8,484	(48)

State and municipal	3,797	(19)	617	(15)	4,414	(34)

Trust preferred security	-	-	1,340	(540)	1,340	(540)

Corporate Bonds	987	(13)	-	-	987	(13)

Total temporarily impaired	$11,793	$(57)	$4,424	$(585)	$16,217	$(642)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total

Description of		Unrealized		Unrealized		Unrealized
	Fair Value		Fair Value		Fair Value
Securities		Losses		Losses		Losses
December 31, 2014:

U.S. government agencies and government sponsored entities	$992	$(8)	$1,955	$(43)	$2,947	$(51)

Agency mortgage-backed: residential	1,134	(2)	1,678	(29)	2,812	(31)

State and municipal	4,891	(24)	2,530	(80)	7,421	(104)

Trust preferred security	-	-	1,480	(396)	1,480	(396)

Total temporarily impaired	$7,017	$(34)	$7,643	$(548)	$14,660	$(582)

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

As of December 31, 2015, the Company’s security portfolio consisted of $60.2 million fair value of securities, $16.2 million, or 26 securities, of which were in an unrealized loss position.

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

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2015	2014
Commercial	$53,516	$43,439
Commercial real estate:
Construction	24,167	18,064
Other	169,290	174,032
Residential real estate	79,680	78,270

Consumer:

Auto	1,425	1,820
Other	2,704	2,852
Total Loans	330,782	318,477
Less Allowance for loan losses	(4,916)	(4,885)
Net loans	$325,866	$313,592

Activity in the allowance for loan losses was as follows:

	(Dollars in Thousands)
December 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision for loan losses	(187)	358	(14)	(2)	(20)	135
Loans charged-off	(154)	(17)	(57)	(24)	-	(252)
Recoveries	124	2	13	9	-	148

Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916

	(Dollars in Thousands)
December 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,420	$2,079	$703	$86	$365	$4,653
Provision for loan losses	(512)	992	40	(21)	(224)	275
Loans charged-off	(3)	(57)	(177)	(25)	-	(262)
Recoveries	124	74	16	5	-	219

Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2015 and December 31, 2014.  As of December 31, 2015 and December 31, 2014, accrued interest receivable of $1.3 million and $1.2 million, respectively, are not considered significant for purposes of the disclosure and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $367,000 and $353,000, respectively, are included in the following tables.

	(Dollars in Thousands)
December 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36	$377	$20	$-	$-	$433
Collectively evaluated	776	3,054	504	28	121	4,483
Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916
Loans:
Individually evaluated for impairment	$145	$2,066	$807	$9	$-	$3,027
Collectively evaluated	53,371	191,391	78,873	4,120	-	327,755
Total ending loans balance	$53,516	$193,457	$79,680	$4,129	$-	$330,782

	(Dollars in Thousands)
December 31, 2014	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$342	$220	$7	$10	$-	$579
Collectively evaluated	687	2,868	575	35	141	4,306
Total ending allowance balance	$1,029	$3,088	$582	$45	$141	$4,885
Loans:
Individually evaluated for impairment	$2,696	$1,057	$1,098	$22	$-	$4,873
Collectively evaluated	40,743	191,039	77,172	4,650	-	313,604
Total ending loans balance	$43,439	$192,096	$78,270	$4,672	$-	$318,477

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2015, and 2014.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs. There were no partial net charge-offs as of December 31, 2015.

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$61	$61	$-	$1,129	$1,129	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	643	643	-	-	-	-
Residential real estate	700	700	-	1,026	1,026	-
Consumer:
Auto	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$1,404	$1,404	$-	$2,155	$2,155	$-
With an allowance recorded:
Commercial	$84	$84	$36	$1,567	$1,567	$342
Commercial real estate:
Construction	-	-	-	-	-	-
Other	1,423	1,423	377	1,057	1,057	220
Residential real estate	107	107	20	72	72	7
Consumer:
Auto	-	-	-	10	10	10
Other	9	9	-	12	12	-
Subtotal	$1,623	$1,623	$433	$2,718	$2,718	$579
Total	$3,027	$3,027	$433	$4,873	$4,873	$579

Information on impaired loans for the years ended December 31, 2015 and 2014 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2015			December 31, 2014
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$153	$12	$12	$3,094	$138	$102
Commercial real estate:
Construction	-	-	-	-	-	-
Other	1,762	74	66	1,071	55	55
Residential real estate	820	36	35	1,128	55	37
Consumer:
Auto	-	-	-	15	1	-
Other	10	1	1	13	1	1
Total	$2,745	$123	$114	$5,321	$250	$195

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and December 31, 2014:

	(Dollars in Thousands)		(Dollars in Thousands)
	December 31, 2015		December 31, 2014
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$-	$-	$-	$748
Commercial real estate:
Construction	-	-	-	-
Other	-	439	-	45
Residential real estate	-	98	-	364
Consumer:
Auto	-	-	-	10
Other	-	-	-	-
Total	$-	$537	$-	$1,167

The following tables present the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2015
Commercial	$-	$-	$-	$-	$53,516	$53,516
Commercial real estate:
Construction	-	-	-	-	24,167	24,167
Other	178	-	439	617	168,673	169,290
Residential real estate	329	-	98	427	79,253	79,680
Consumer:
Auto	1	-	-	1	1,424	1,425
Other	-	-	-	-	2,704	2,704
Subtotal	$508	$-	$537	$1,045	$329,737	$330,782

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Commercial	$-	$-	$645	$645	$42,794	$43,439
Commercial real estate:
Construction	-	-	-	-	18,064	18,064
Other	-	-	45	45	173,987	174,032
Residential real estate	31	-	362	393	77,877	78,270
Consumer:
Auto	-	-	-	-	1,820	1,820
Other	-	-	-	-	2,852	2,852
Subtotal	$31	$-	$1,052	$1,083	$317,394	$318,477

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.5 million and $4.4 million as of December 31, 2015 and 2014, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2015 and 2014 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.  All 11 loans reported as troubled debt restructurings (TDRs) were on accrual status at December 31, 2015.

During the years ending December 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. No troubled debt restructurings were charged off during 2015 or 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2015 and 2014:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	December 31, 2015			December 31, 2014
Troubled Debt Restructurings:
Commercial	-	$-	$-	2	$846	$846
Commercial real estate:
Other	2	1,547	1,547	1	924	924
Residential real estate	-	-	-	1	16	16
Consumer	-	-	-	-	-	-
Total	2	$1,547	$1,547	4	$1,786	$1,786

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge-offs during the year ending December 31, 2015. The troubled debt restructurings described above increased the allowance for loan losses by $1,000 and resulted in no charge-offs during the year ending December 31, 2014.

Specific allocations of $235,000 and $547,000 were reported for troubled debt restructurings as of December 31, 2015 and 2014.

The terms of certain other loans were modified during the years ending December 31, 2015 and 2014 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of December 31, 2015 of $21.3 million and December 31, 2014 of $13.9 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial	$53,316	$-	$200	$-	$53,516
Commercial real estate:
Construction	24,167	-	-	-	24,167
Other	159,829	5,753	3,708	-	169,290
Residential real estate	79,033	-	647	-	79,680
Consumer:
Auto	1,425	-	-	-	1,425
Other	2,697	-	7	-	2,704
Total	$320,467	$5,753	$4,562	$-	$330,782

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total

December 31, 2014
Commercial	$39,926	$547	$2,966	$-	$43,439
Commercial real estate:
Construction	18,064	-	-	-	18,064
Other	166,969	2,875	4,188	-	174,032
Residential real estate	76,756	772	742	-	78,270
Consumer:
Auto	1,820	-	-	-	1,820
Other	2,842	-	10	-	2,852
Total	$306,377	$4,194	$7,906	$-	$318,477

Note 4:   Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2015	2014

Balance, beginning of year	$198	$833
Additions	111	230
Direct write-downs	(63)	(58)
Sales	(123)	(812)
Net loss on sales	(23)	5

Balance, end of year	$100	$198

At December 31, 2015, the balance of real estate owned includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2015, there is no recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process.

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

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2015			December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$2,994			$2,948
Agency mortgage-backed securites-residential		29,657			27,519
State and municipal		25,222			26,039
Trust preferred security			1,340			1,480
Corporate bonds		987			1,000

Total investment securities	$-	$58,860	$1,340	$-	$57,506	$1,480

Financial assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurement
	(Dollars in Thousands)
	December 31, 2015	December 31, 2014
	Significant Unobservable Inputs (Level 3)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$-	$423
Commercial RE	260	29
Residential	79	59

Other real estate owned:
Commercial RE	$100	$198

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $537,000 at December 31, 2015, with a valuation allowance of $198,000, resulting in an additional provision for loan losses of $198,000 for the year ending December 31, 2015. At December 31, 2014, impaired loans which were measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $841,000, with a valuation allowance of $330,000, resulting in no additional provision for loan losses for the year ending December 31, 2014.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $100,000 and $198,000 at December 31, 2015 and December 31, 2014, respectively.  Total write-downs of other real estate owned during the twelve months ended December 31, 2015 and December 31, 2014 were $63,000 and $58,000, respectively.

The following tables present quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2015 and 2014.

	December 31, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)

Impaired loans:
Commercial RE	$ 260	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(50.00%)
Residential	79	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-60% (30.00%)

Other real estate owned:
Commercial RE	100	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-40% (33.65%)

	December 31, 2014	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)

Impaired loans:
Commercial	$ 423	Market Approach	Discounts to allow for market value of assets	50%-70% (67.35%)
Commercial RE	29	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(20.00%)
Residential	59	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(10.00%)

Other real estate owned:
Commercial RE	198	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-55% (38.29%)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 and 2014 are as follows:

		Fair Value Measurements at
		December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$15,255	$15,255	$	$	$15,255
Interest-bearing deposits in other financial institutions	2,728		2,728		2,728
Loans, net of allowance	325,866			326,886	326,886
Accrued interest recievable	1,680		337	1,343	1,680
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$216,857	$216,857	$	$	$216,857
Time deposits	153,531		153,801		153,801
FHLB advances	13,000		12,902		12,902
Other Borrowings	2,000		2,000		2,000
Subordinate debentures	5,000			2,434	2,434
Accrued interest payable	213	9	177	27	213

		Fair Value Measurements at
		December 31, 2014
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$11,322	$11,322	$	$	$11,322
Loans, net of allowance	313,592			316,586	316,586
Accrued interest recievable	1,527		323	1,204	1,527
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$190,910	$190,910	$	$	$190,910
Time deposits	150,874		151,504		151,504
FHLB advances	24,000		23,835		23,835
Other Borrowings	1,500		1,500		1,500
Subordinate debentures	5,000			2,395	2,395
Accrued interest payable	231	9	197	25	231

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Note 6:   Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2015	2014

Land and land improvements	$3,330	$3,631
Buildings and improvements	8,416	8,915
Leasehold improvements	307	291
Furniture and fixtures	834	747
Equipment and software	2,896	2,823
Automobiles	85	85
	15,868	16,492
Less accumulated depreciation	(5,870)	(5,734)

	$9,998	$10,758

Depreciation and amortization expense totaled $551,000 for 2015 and 2014.

Operating Leases

The Company leases certain branch properties and equipment under operating leases. Rent expense was $444,000 for 2015 and $399,000 for 2014.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

(Dollars In Thousands)
2016	$404
2017	412
2018	420
2019	429
2020	333
Thereafter	1,028
$3,026

Note 7:   Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2015 and 2014 which indicated no impairment.  Goodwill balance was $4.1 million at year end 2015 and 2014.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in Thousands)
	2015	2014
Core deposit intangibles:
Gross carrying amount	$2,805	$2,805
Accumulated amortization	$(2,540)	$(2,469)

Amortization expense was $71,000 in 2015 and $329,000 in 2014. Estimated amortization expense for each of the next four years:

(Dollars In Thousands)
2016	$71
2017	71
2018	71
2019	52

Note 8:   Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $11.5 million and $8.1 million at December 31, 2015 and 2014, respectively. There were $1,766,000 in brokered deposits at December 31, 2015 and $975,000 at December 31, 2014.

At December 31, 2015, the scheduled maturities of time deposits were as follows:

2016	$93,121
2017	41,919
2018	11,233
2019	3,558
2020	3,700
$153,531

At December 31, 2015, our ten largest customers accounted for approximately $50.3 million, or 13.6%, of total deposits whereas, at December 31, 2014, ten customers accounted for approximately $39.8 million, or 11.6% of total deposits.

Note 9: Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2015	2014

Matures January 2015, fixed rate at 0.17%	$-	$4,000
Matures February 2015, fixed rate at 2.85% until February 2011, with FHLB option to call in full each 24 months thereafter	-	2,000
Matures April 2015, fixed rate at 0.24%	-	2,000
Matures May 2015, fixed rate at 0.73%	-	3,000
Matures December 2015, fixed rate at 1.14%	-	5,000
Matures May 2016, fixed rate at 0.99%	3,000	3,000
Matures June 2016, fixed rate at 0.68%	2,000	2,000
Matures December 2016, fixed rate at .92%	5,000	-
Matures May 2019, fixed rate at 1.72%	3,000	3,000

Total	$13,000	$24,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $127.5 million and $123.7 million of first mortgage and commercial real estate loans under blanket lien arrangement for both year-end 2015 and 2014.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $63.5 million at year-end 2015.

Payment Information: Required payments over the next five years are

2016	10,000
2019	3,000
$13,000

Other Borrowed Funds

In 2015, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2016, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of December 31, 2015 and December 31, 2014, the line had a balance of $2.0 million and $1.5 million, respectively.

Letter of Credit

At year-end 2015, the Bank also had an outstanding Standby Letter of Credit with the Federal Home Loan Bank in the amount of $2.0 million to be used for public unit deposit collateralization.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3- month LIBOR rate.  Our interest rate was 1.98% and 1.89% at December 31, 2015 and 2014, respectively.

Note 11:    Employee Benefit Plans

The Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2015 and 2014 were $182,000 and $170,000, respectively.

Note 12:    Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2015	2014

Taxes currently payable	$1,169	$773
Deferred income taxes	248	467
Income tax expense	$1,417	$1,240

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2015	2014
Computed at the statutory rate (34.47%)	$1,732	$1,524
Tax-exempt interest	(247)	(234)
Bank owned-life insurance	(62)	(64)
Other	(6)	14
Actual tax expense	$1,417	$1,240

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2015	2014
Deferred tax assets:
Allowance for loan losses	$905	$844
Deferred gain	34	40
Goodwill and core deposit	524	790
Other real estate	8	8
Nonqualified stock options	25	25
Fair value adjustments related to business combinations	104	104
Accrued compensated absenses	85	83
Other	101	83
	1,786	1,977

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	(80)	(177)
Deferred loan fees/costs	(46)	(46)
FHLB stock dividends	(74)	(74)
Depreciation	(174)	(126)
Accretion on investment securities	(17)	(22)
Other	(67)	(53)
	(458)	(498)
Net deferred tax asset	$1,328	$1,479

The deferred tax asset is considered to be realizable based on our analysis of the evidence available. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2015 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2011.

As of December 31, 2015 and 2014, income taxes receivable were $34,000 and $69,000, respectively, and are included in other assets on the Consolidated Balance Sheet.

Note 13:    Related Party Transactions

At December 31, 2015 and 2014, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of

$12.0 million and $5.8 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in Thousands)
Beginning balance	$5,788
New loans	3,186
Effect of changes in composition of related parties	4,239
Repayments	(1,216)
Ending balance	$11,997

Deposits from related parties held by the Bank at December 31, 2015 and 2014, respectively, totaled $2.9 million and $467,000, respectively.

Note 14:    Stock Based Compensation Plans

In 2015, shareholders approved the 2015 Incentive Compensation Plan (the “Plan”) pursuant to which the Company may design and structure grants of stock options, stock units, stock appreciation rights, and other stock-based awards for selected individuals in the employ of the Company or the Bank. The Board believes that stock-based and other types of incentive compensation payable in stock and/or cash enables the Company to attract and retain talented employees and provide an incentive for those employees to increase our value. In addition, the Board believes stock ownership is important because it aligns employees’ interests with the interests of shareholders. During 2015, 9,700 performance units were awarded to four executive officers to be distributed in 2018 in the form of shares of the Company’s Common Stock, adjusted based on achievement of performance measures during 2015 to 2017.

Material terms of the Plan are summarized below:

Eligibility.   The Compensation Committee of the Board, in its discretion, may grant an award under the Plan to any employee of the Company or an affiliate.

Common Shares Subject to the Plan. Subject to adjustment as described below, the maximum number of shares of the Company’s Common Stock that may be issued or transferred pursuant to awards under the Plan is the sum of the following:  100,000 shares plus any shares covered by an award that are forfeited or remain unpurchased or undistributed upon termination or expiration of an award under the Plan.

Description of Award Types.  Subject to the limits imposed by the Plan and described below, the Compensation Committee, in its discretion, may award any of the following types of awards to any employee: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted shares, (v) unrestricted shares, (vi) performance shares, (vii) performance units, and (viii) restricted stock units.

Performance Measures.  The Compensation Committee may condition awards on the achievement of certain objective performance measures (“Performance Measures”) established by the Compensation Committee during the first 90 days of the award’s performance period. The Performance Measures will be based on certain performance factors, alone or in combination, as determined by the Compensation Committee. Such factors may be applied on a corporate-wide or business-unit basis, include or exclude one or more of the Company’s subsidiaries, may be in comparison with plan, budget or prior performance, and/or may be on an absolute basis or in comparison with peer-group performance. Performance Measures may differ from participant to participant and from award to award. The Plan provides for a number of factors; those selected as Performance Measures for the performance period of 2015 – 2017 included return on assets, net charge-offs and non-performing assets.

The fair value of performance units granted is estimated on the date of the grant.  ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2015 and 2014, employee and non-employee compensation expense recorded associated with the performance units was $40 and $0.  As of December 31, 2015, there is $80 of unrecognized compensation expense associated with the performance units.

The Company previously maintained the 2002 Stock Option Plan, which terminated in December 2012, and the 2003 Stock Option Plan for Non-Employee Directors, which terminated in February 2015.  No shares have been issued under the 2002 Plan since 2006 or under the 2003 Plan since 2007.  A summary of the status of the plans at December 31, 2015, and changes during the period then ended is presented below:

	2015
		Weighted-
	Shares	Average Exercise Price

Outstanding, beginning of year	52,204	$16.14
Granted	-	-
Exercised	-	-
Forfeited	(1,130)	16.24
Expired	(24,503)	13.72
Outstanding, end of year	26,571	$18.36
Options exercisable, end of year	26,571	$18.36

All stock options are vested at December 31, 2015.  The weighted average remaining term for outstanding and exercisable stock options was 0.29 years and 0.72 years, respectively at December 31, 2015 and 2014.  The aggregate intrinsic value at December 31, 2015 was $0 for stock options outstanding and $0 for stock options exercisable.  The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of the Company’s Common Stock as of the reporting date.

Note 15:  Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes as of December 31, 2015, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2015 and 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

December 31, 2015	(Dollars in Thousands)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

December 31, 2014	(Dollars in Thousands)

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$42,879	12.74%	$26,929	8.0%	N/A	N/A
Citizens First Bank, Inc.	44,056	13.09%	26,929	8.0%	$33,661	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	38,671	11.49%	13,465	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	11.83%	13,465	4.0%	20,197	6.0%

Tier I Leverage Capital to average assets
Consolidated	38,671	9.42%	16,415	4.0%	N/A	N/A
Citizens First Bank, Inc.	39,837	9.78%	16,294	4.0%	20,368	5.0%

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments	$11,220	$6,303	$6,784	$8,683
Unused lines of credit	1,771	27,015	1,490	25,224

The fixed rate unused lines of credit have interest rates ranging from 2.5% to 21.0% and maturities ranging from 1 month to 24 years.

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

The Bank had total outstanding standby letters of credit amounting to $333,000 and $1.3 million at December 31, 2015 and 2014, respectively, with terms generally 18 months or less.

Note 17:  Condensed Financial Information  (Parent Company Only)

Condensed Balance Sheets

	(Dollars in Thousands)
	2015	2014

Assets
Cash	$622	$710
Investment in Citizens First Bank, Inc.	46,116	44,613
Other assets	63	29
Total Assets	$46,801	$45,352
Liabilities
Borrowings	$7,000	$6,500
Other liabilities	277	404
Total Liabilities	7,277	6,904

Stockholders’ Equity	39,524	38,448
Total stockholders’ equity	39,524	38,448
Total liabilities and stockholders’ equity	$46,801	$45,352

Condensed Statement of Operations

	(Dollars in Thousands)
	2015	2014

Dividend Income	$2,250	$3,000
Expenses
Interest Expense	202	238
Professional fees	191	180
Other expenses	112	66
Total expenses	505	484
Income before income taxes and equity in undistributed income of subsidiary	1,745	2,516

Income tax benefit	(171)	(164)
Income before equity in undistributed income of subsidiary	1,916	2,680
Equity in undistributed income of subsidiary	1,691	561
Net Income	$3,607	$3,241

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2015	2014

Operating Activities
Net income	$3,607	$3,241
Adjustments:
Equity in undistributed income of subsidiary	(1,691)	(561)
Stock based compensation	40	-
Changes in:
Other assets	(34)	84
Other liabilities	(127)	46
Net cash provided by operating activities	$1,795	$2,810

Financing Activities
Payment of dividends on stock	(677)	(521)
Proceeds from other borrowings	1,500	3,000
Repayments of other borrowings	(1,000)	(1,500)
Repurchase of TARP warrants	(1,706)	-
Partial repayment of TARP preferred stock	-	(3,266)
Net cash used in financing activities	(1,883)	(2,287)
(Decrease) increase in cash and cash equivalents	(88)	523
Cash and cash equivalents, beginning of year	710	187
Cash and cash equivalents, end of year	$622	$710

Note 18:    Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options and performance share units, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2015 and 2014.

	(Income in Thousands)
	2015			2014
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$3,607			$3,241
Dividends on preferred stock during the year	(520)			(521)
Net income available to common shareholders	$3,087	1,968,777	$1.57	$2,720	1,968,777	$1.38

Effect of dilutive securities
Performance share units	-	3,486		-	-
Warrants	-	43,523		-	133,583
Convertible preferred stock	520	568,890		-	-

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$3,607	2,584,676	$1.40	$2,720	2,102,360	$1.29

Stock options for 26,571 and 52,204 shares of common stock were not considered in computing diluted earnings per common share for 2015 and 2014, respectively, because they were anti-dilutive.  Convertible preferred shares are not included because they were anti-dilutive for 2014.

Note 19:    Preferred Stock

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2015, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2015, in relation to criteria for effective internal control over financial reporting as described in the 2013 report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2015, its system of internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the Proxy Statement of the Company for the 2016 Annual Meeting of Shareholders to be held May 18, 2016, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company
Name	Age	Occupation

Barry D. Bray	70	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Kent Furlong	32	Owner of Hines Furlong Line, Inc.
Sarah Glenn Grise	59	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	49	President of Trace Die Cast, Inc.
Jim Henderson	45	Judge Executive of Simpson County, Kentucky
James R. Hilliard	59	Regional President of Airgas USA, LLC
M. Todd Kanipe	47	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	59	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	44	County Attorney of Warren County, Kentucky
Jack Sheidler	59	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank; Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	77	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	52	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company
Name	Age	Present Positions with the Company and the Bank

M. Todd Kanipe	47	President and Chief Executive Officer

J. Steven Marcum	59	Executive Vice President and Chief Financial Officer

Marc Lively	52	Executive Vice President and Chief Credit Officer

Kim M. Thomas	45	Executive Vice President, Retail Banking and Private Client Group

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation, (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 24, 2015).

3.2	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed November 24, 2015).

4.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.1).

4.2	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.2).

4.3

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

10.8	Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed July 21, 2014).*

10.9	Employment Agreement between Citizens First Corporation and Marc Lively (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed July 21, 2014).*

10.10	Citizens First Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 14, 2014).*

10.11	Form of 2014 Management Incentive Plan Performance Based Award Agreement.*

10.12	2015 Incentive Compensation Plan dated May 20, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10 of the Registrant’s Form 10-Q dated June 30, 2015).*

10.13	Form of Citizens First Corporation Incentive Compensation Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2015).*

21	Subsidiaries

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015 and December 31, 2014, (iii) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (v) Notes to Consolidated Financial Statements.**

*Denotes a management contract or compensatory plan or agreement.

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

Citizens First Corporation

March 24, 2016	By: /s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 24, 2016
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 24, 2016
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

Page114

/s/Barry D. Bray	March 24, 2016
Barry D. Bray, Director

/s/Kent Furlong	March 24, 2016
Kent Furlong, Director

/s/Sarah G. Grise	March 24, 2016
Sarah G. Grise, Director

/s/Christopher B. Guthrie	March 24, 2016
Christopher B. Guthrie, Director

/s/Jim Henderson	March 24, 2016
Jim Henderson, Director

/s/J. Robert Hilliard	March 24, 2016
J. Robert Hilliard, Director

/s/M. Todd Kanipe	March 24, 2016
M. Todd Kanipe, Director

/s/J. Steven Marcum	March 24, 2016
J. Steven Marcum, Director

/s/Amy H. Milliken	March 24, 2016
Amy Milliken, Director

/s/Jack W. Sheidler	March 24, 2016
Jack W. Sheidler, Director

/s/John M. Taylor	March 24, 2016
John Taylor, Director

/s/R. Kevin Vance	March 24, 2016
R. Kevin Vance, Director

Page115