Form 10-Q
period 2016-03-31
CITIZENS FIRST CORP
filed 2016-05-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

1,999,087 shares of Common Stock, no par value, were outstanding at May 10, 2016.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31, 2016	December 31, 2015
	Unaudited
Assets
Cash and due from financial institutions	$11,430	$8,865
Federal funds sold	5,305	6,390
Cash and cash equivalents	16,735	15,255
Interest-bearing deposits in other financial institutions	2,728	2,728
Available-for-sale securities	61,671	60,200
Loans held for sale	373	—
Loans, net of allowance for loan losses of $5,044 and $4,916 at March 31, 2016 and December 31, 2015, respectively	325,231	325,866
Premises and equipment, net	9,892	9,998
Bank owned life insurance (BOLI)	8,218	8,174
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,463	1,680
Deferred income taxes	1,265	1,328
Goodwill	4,097	4,097
Core deposit intangible	247	265
Other real estate owned	100	100
Other assets	677	465
Total Assets	$434,722	$432,181
Liabilities
Deposits
Noninterest bearing	$50,365	$48,522
Savings, NOW and money market	172,340	168,335
Time	140,475	153,531
Total deposits	363,180	370,388
FHLB advances and other borrowings	24,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	220	213
Other liabilities	1,884	2,056
Total Liabilities	394,284	392,657
Stockholders’ Equity
6.5% cumulative convertible preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 237 and 250 shares at March 31, 2016 and December 31, 2015, respectively	7,261	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,998,352 and 1,968,777 shares at March 31, 2016 and December 31, 2015, respectively	25,815	25,406

Retained earnings	7,085	6,304
Accumulated other comprehensive income	277	155
Total stockholders’ equity	40,438	39,524
Total liabilities and stockholders’ equity	$434,722	$432,181

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation
Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2016	March 31, 2015
Interest and dividend income
Loans	$4,103	$3,949
Taxable securities	178	152
Non-taxable securities	159	176
Federal funds sold and other	36	29
Total interest and dividend income	4,476	4,306
Interest expense
Deposits	528	549
FHLB advances and other	57	71
Subordinated debentures	28	24
Total interest expense	613	644
Net interest income	3,863	3,662
Provision for loan losses	—	80
Net interest income after provision for loan losses	3,863	3,582
Non-interest income
Service charges on deposit accounts	325	317
Other service charges and fees	164	135
Gain on sale of mortgage loans	77	31
Non-deposit brokerage fees	72	92
Lease income	45	73
BOLI income	44	45
Gain on sale of securities available-for-sale	51	—
Total non-interest income	778	693
Non-interest expenses
Salaries and employee benefits	1,784	1,648
Net occupancy expense	483	528
Advertising and public relations	61	52
Professional fees	180	164
Data processing services	256	239
Franchise shares and deposit tax	132	146
FDIC insurance	59	59
Core deposit intangible amortization	18	18
Postage and office supplies	46	40
Other real estate owned expenses	1	—
Other	350	309
Total non-interest expenses	3,370	3,203
Income before income taxes	1,271	1,072
Income taxes	366	290
Net income	905	782
Dividends on preferred stock	124	128
Net income available for common stockholders	$781	$654
Basic earnings per common share	$0.39	$0.33
Diluted earnings per common share	$0.36	$0.29

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2016	March 31, 2015
Comprehensive income, net of tax
Net income	$905	$782
Other comprehensive income
Reclassification adjustment for gains included in net income	(34)	—
Change in unrealized gain on available for sale securities	156	249
Total other comprehensive income	122	249
Comprehensive income	$1,027	$1,031

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income			905		905
Conversion of cumulative preferred	(398)	398			—
Stock based compensation		11			11
Change in accumulated other comprehensive income				122	122
Dividend declared and paid on preferred stock			(124)		(124)

Balance, March 31, 2016	$7,261	$25,815	$7,085	$277	$40,438

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income			782		782
Change in accumulated other comprehensive income				249	249
Dividend declared and paid on preferred stock			(128)		(128)
Balance, March 31, 2015	$7,659	$27,072	$4,027	$593	$39,351

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Three months ended
	(In Thousands)
	March 31, 2016	March 31, 2015
Operating Activities
Net income	$905	$782
Items not requiring (providing) cash:
Depreciation and amortization	140	137
Provision for loan losses	—	80
Amortization of premiums and discounts on securities	81	86
Amortization of core deposit intangible	18	18
Deferred income taxes	—	80
Stock based compensation	11	—
BOLI income	(44)	(45)
Proceeds from sale of mortgage loans	3,609	1,591
Origination of mortgage loans held for sale	(3,904)	(1,870)
Gains on sales of available-for-sale securities	(51)	—
Gains on sales of mortgage loans	(77)	(31)
Write-downs and losses on sale of other real estate owned	—	10
Loss/(Gain) on sale of premises and equipment	4	(4)
Changes in:
Accrued interest receivable	217	84
Other assets	(213)	(70)
Accrued interest payable and other liabilities	(165)	(166)
Net cash provided by operating activities	531	682
Investing Activities
Loan originations and payments, net	635	(1,252)
Purchase of premises and equipment	(37)	(151)
Proceeds from maturities of available-for-sale securities	2,309	1,373
Proceeds from sales of available-for-sale securities	2,066	—
Purchase of available-for-sale securities	(5,692)	(1,009)
Net cash used in investing activities	(719)	(1,039)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	5,848	7,535
Net change in time deposits	(13,056)	16,046
Repayment of FHLB advances	—	(6,000)
Proceeds from FHLB advances	10,000	—
Repayment of other borrowings	(1,000)	—
Dividends paid on preferred stock	(124)	(128)
Net cash provided by financing activities	1,668	17,453
Increase in Cash and Cash Equivalents	1,480	17,096
Cash and Cash Equivalents, Beginning of Year	15,255	11,322
Cash and Cash Equivalents, End of Quarter	$16,735	$28,418
Supplemental Cash Flows Information
Interest paid	$606	$633
Income taxes paid	$310	$210
Preferred stock transferred into common stock	$398	$—
Loans transferred to other real estate owned	$—	$80

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements.  Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full year.  The consolidated balance sheet of the Company as of December 31, 2015 has been derived from the audited consolidated balance sheet of the Company as of that date.

Recent Accounting Pronouncements—In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent.  The amendments in this update affect this guidance issued in 2014 that is not yet effective.  The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01 which amends existing guidance on the classification and measurement of financial instruments.  This new standard revises and entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The new standard is effective for reporting periods beginning after December 15, 2017.  The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are account for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09 which provides guidance on share-based payment accounting.  The new standard includes multiple provision intended to simplify various aspects of the accounting for share-based payments.  The new standard is effective for reporting periods beginning after December 15, 2016.  The Bank is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for sale securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016

U. S. government agencies and government sponsored entities	$2,998	$1	$(4)	$2,995
Agency mortgage-backed securities: residential	31,485	413	(16)	31,882
State and municipal	23,887	643	(21)	24,509
Trust preferred security	1,881	—	(581)	1,300
Corporate bonds	1,000	—	(15)	985
Total Available-for-Sale Securities	$61,251	$1,057	$(637)	$61,671
December 31, 2015

U. S. government agencies and government sponsored entities	$2,998	$3	$(7)	$2,994
Agency mortgage-backed securities: residential	29,446	259	(48)	29,657
State and municipal	24,641	615	(34)	25,222
Trust preferred security	1,880	—	(540)	1,340
Corporate bonds	1,000	—	(13)	987
Total Available-for-Sale Securities	$59,965	$877	$(642)	$60,200

The amortized cost and fair value of investment securities at March 31, 2016 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2016
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$569	$570
Due from one to five years	13,643	13,804
Due from five to ten years	10,696	11,002
Due after ten years	4,858	4,413
Agency mortgage-backed: residential	31,485	31,882
Total	$61,251	$61,671

The following table summarizes the investment securities with unrealized losses by portfolio segment at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2016:
U.S. government agencies and government sponsored entities	$—	$—	$995	$(4)	$995	$(4)
Agency mortgage-backed: residential	4,639	(16)	—	—	4,639	(16)
State and municipal	1,395	(9)	300	(12)	1,695	(21)
Trust preferred security	—	—	1,300	(581)	1,300	(581)
Corporate Bonds	985	(15)	—	—	985	(15)
Total temporarily impaired	$7,019	$(40)	$2,595	$(597)	$9,614	$(637)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:
U.S. government agencies and government sponsored entities	$—	$—	$992	$(7)	$992	$(7)
Agency mortgage-backed: residential	7,009	(25)	1,475	(23)	8,484	(48)
State and municipal	3,797	(19)	617	(15)	4,414	(34)
Trust preferred security	—	—	1,340	(540)	1,340	(540)
Corporate bonds	987	(13)	—	—	987	(13)
Total temporarily impaired	$11,793	$(57)	$4,424	$(585)	$16,217	$(642)

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

Approximately 97% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated. No impairment charge is being taken as no loss of principal or interest is anticipated. All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2016	December 31, 2015
Commercial	$55,682	$53,516
Commercial real estate:
Construction	20,897	24,167
Other	170,286	169,290
Residential real estate	79,566	79,680
Consumer:
Auto	1,334	1,425
Other	2,510	2,704
Total loans	330,275	330,782
Less allowance for loan losses	(5,044)	(4,916)
Net loans	$325,231	$325,866

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2016 and 2015.

	(Dollars in Thousands)
March 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision for loan losses	(174)	129	82	(4)	(33)	—
Loans charged-off	—	—	(8)	—	—	(8)
Recoveries	107	25	4	—	—	136
Total ending allowance balance	$745	$3,585	$602	$24	$88	$5,044

	(Dollars in Thousands)
March 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision for loan losses	(15)	135	(43)	(2)	5	80
Loans charged-off	—	(17)	(24)	(3)	—	(44)
Recoveries	21	—	4	1	—	26
Total ending allowance balance	$1,035	$3,206	$519	$41	$146	$4,947

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2016 and December 31, 2015, which includes net deferred loan fees.  As of March 31, 2016 and December 31, 2015, accrued interest receivable of $1.1 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
March 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36	$249	$41	$—	$—	$326
Collectively evaluated	709	3,336	561	24	88	4,718
Total ending allowance balance	$745	$3,585	$602	$24	$88	$5,044
Loans:
Individually evaluated for impairment	$138	$2,027	$854	$23	$—	$3,042
Collectively evaluated	55,544	189,156	78,712	3,821	—	327,233
Total ending loans balance	$55,682	$191,183	$79,566	$3,844	$—	$330,275

	(Dollars in Thousands)
December 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36	$377	$20	$—	$—	$433
Collectively evaluated	776	3,054	504	28	121	4,483
Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916
Loans:
Individually evaluated for impairment	$145	$2,066	$807	$9	$—	$3,027
Collectively evaluated	53,371	191,391	78,873	4,120	—	327,755
Total ending loans balance	$53,516	$193,457	$79,680	$4,129	$—	$330,782

The following table presents information related to impaired loans by class of loans as of March 31, 2016 and December 31, 2015. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$59	$59	$—	$61	$61	$—
Commercial real estate:
Other	651	651	—	643	643	—
Residential real estate	762	762	—	700	700	—
Consumer:				—
Other	23	23	—	—	—	—
Subtotal	$1,495	$1,495	$—	$1,404	$1,404	$—

With an allowance recorded:
Commercial	$79	$79	$36	$84	$84	$36
Commercial real estate:
Other	1,376	1,376	249	1,423	1,423	377
Residential real estate	92	92	41	107	107	20
Consumer:
Other	—	—	—	9	9	—
Subtotal	$1,547	$1,547	$326	$1,623	$1,623	$433
Total	$3,042	$3,042	$326	$3,027	$3,027	$433

Information on impaired loans for the three months ending March 31, 2016 and 2015 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2016			March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$141	$3	$3	$2,616	$34	$24
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,047	26	21	1,199	14	13
Residential real estate	857	9	8	1,023	12	8
Consumer:
Auto	—	—	—	7	—	—
Other	16	—	—	11	—	—
Total	$3,061	$38	$32	$4,856	$60	$45

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	March 31, 2016		December 31, 2015
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Other	—	439	—	439
Residential real estate	—	151	—	98
Consumer:
Auto	—	—	—	—
Other	—	—	—	—
Total	$—	$590	$—	$537

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total

March 31, 2016
Commercial	$—	$—	$—	$—	$55,682	$55,682
Commercial real estate:
Construction	—	—	—	—	20,897	20,897
Other	127	—	439	566	169,720	170,286
Residential real estate	—	52	102	154	79,412	79,566
Consumer:
Auto	—	—	—	—	1,334	1,334
Other	—	—	—	—	2,510	2,510
Subtotal	$127	$52	$541	$720	$329,555	$330,275

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total

December 31, 2015
Commercial	$—	$—	$—	$—	$53,516	$53,516
Commercial real estate:
Construction	—	—	—	—	24,167	24,167
Other	178	—	439	617	168,673	169,290
Residential real estate	329	—	98	427	79,253	79,680
Consumer:
Auto	1	—	—	1	1,424	1,425
Other	—	—	—	—	2,704	2,704
Subtotal	$508	$—	$537	$1,045	$329,737	$330,782

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.5 million as of March 31, 2016 and December 31, 2015, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 12 troubled debt restructurings reported at quarter end, all loans were on accrual status.

The following table presents loans by class modified as trouble debt restructurings that occurred during the quarter ending March 31, 2016 and 2015.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	March 31, 2016			March 31, 2015
Troubled Debt Restructurings:
Consumer	1	$14	$14	—	$—	$—
Total	1	$14	$14	—	$—	$—

Specific allocations of $234,000 and $591,000 were reported for troubled debt restructurings as of March 31, 2016 and March 31, 2015. No payment defaults or charge-offs were reported for troubled debt restructurings during the three months ending March 31, 2016 or March 31, 2015.

The terms of certain other loans were modified during the three months ending March 31, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending March 31, 2016 have a total recorded investment of $12.0 million as of March 31, 2016. These loans modified during the three months ending March 31, 2015 have a total recorded investment of $9.5 million as of March 31, 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2016
Commercial	$55,511	$—	$171	$—	$55,682
Commercial real estate:
Construction	20,897	—	—	—	20,897
Other	160,921	5,725	3,640	—	170,286
Residential real estate	78,940	—	626	—	79,566
Consumer:
Auto	1,334	—	—	—	1,334
Other	2,502	—	8	—	2,510
Total	$320,105	$5,725	$4,445	$—	$330,275

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial	$53,316	$—	$200	$—	$53,516
Commercial real estate:
Construction	24,167	—	—	—	24,167
Other	159,829	5,753	3,708	—	169,290
Residential real estate	79,033	—	647	—	79,680
Consumer:
Auto	1,425	—	—	—	1,425
Other	2,697	—	7	—	2,704
Total	$320,467	$5,753	$4,562	$—	$330,782

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$2,995			$2,994
Agency mortgage-backed securites-residential		31,882			29,657
State and municipal		24,509			25,222
Trust preferred security			1,300			1,340
Corporate bonds		985			987
Total investment securities	$—	$60,371	$1,300	$—	$58,860	$1,340

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

Trust Preferred Security
2016
Balance of recurring Level 3 assets at January 1	$1,340
Total losses for the period:
Included in other comprehensive income	(40)
Balance of recurring Level 3 assets at March 31	$1,300

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $484,000 at March 31, 2016 with a valuation allowance of $91,000.  Impaired loans which were measured for impairment using the fair value of collateral for collateral-dependent loans had a principal balance of $537,000 at December 31, 2015, with a valuation allowance of $198,000.  Decreases in the provision for loan losses of $64,000 and $28,000 were recognized for the three months ended March 31, 2016 and 2015, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $100,000 at March 31, 2016 and December 31, 2015. Total writedowns of other real estate owned were $0 and $10,000 in the quarters ending March 31, 2016 and 2015, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at March 31, 2016.

	March 31, 2016	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial RE	347	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(0%)
Residential RE	46	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	12%-50% (31.73%)
Other real estate owned:
Commercial RE	100	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-40% (33.65%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2015.

	December 31, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial RE	$260	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(50.00%)
Residential	79	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-60% (30.00%)
Other real estate owned:
Commercial RE	100	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-40% (33.65%)

The carrying amount and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at
	Carrying	March 31, 2016
	Amount	Level 1	Level 2	Level 3	Total

Financial Assets
Cash and cash equivalents	$16,735	$16,735			$16,735
Interest-bearing deposits in other financial institutions	2,728	2,749			2,749
Loans, net of allowance	325,231			326,305	326,305
Loans held for sale	373		380		380
Accrued interest receivable	1,463		327	1,136	1,463
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$222,705	$222,705			$222,705
Time deposits	140,475		140,699		140,699
FHLB advances	23,000		22,979		22,979
Other borrowings	1,000		1,000		1,000
Subordinate debentures	5,000			2,434	2,434
Accrued interest payable	220	11	180	29	220

		Fair Value Measurements at
	Carrying	December 31, 2015
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$15,255	$15,255	$	$	$15,255
Interest-bearing deposits in other financial institutions	2,728	$2,728			2,728
Loans, net of allowance	325,866			326,886	326,886
Accrued interest receivable	1,680		337	1,343	1,680
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$216,857	$216,857			$216,857
Time deposits	153,531		153,801		153,801
FHLB advances	13,000		12,902		12,902
Other borrowings	2,000		2,000		2,000
Subordinate debentures	5,000			2,434	2,434
Accrued interest payable	213	9	177	27	213

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the quarters ending March 31, 2016 and 2015.

	Quarter ended March 31, 2016			Quarter ended March 31, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$905			$782
Less: Dividends on preferred stock during the quarter	(124)			(128)
Net income available to common shareholders	$781	1,993,577	$0.39	$654	1,968,777	$0.33

Effect of dilutive securities
Stock options	—	95		—	—
Performance share units	—	1,165		—	—
Convertible preferred stock	124	543,950		128	568,890
Warrants	—	—			147,249

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$905	2,538,787	$0.36	$782	2,684,916	$0.29

Stock options for 4,505 and 29,276 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2016 and 2015, respectively, because they are anti-dilutive.

Note 7 — Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of March 31, 2016 and December 31, 2015, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. For 2016, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. March 31, 2016 marks the start of the capital conservation buffer. The buffer, which phases in over the next four years, could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$45,531	12.88%	$28,290	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,290	13.09%	28,280	8.0%	$35,350	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	41,102	11.62%	21,218	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,864	11.84%	21,210	6.0%	28,280	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	28,798	8.14%	15,913	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,864	11.84%	15,908	4.5%	22,978	6.5%

Tier I Leverage Capital to average assets
Consolidated	41,102	9.57%	17,183	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,864	9.76%	17,160	4.0%	21,451	5.0%

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

Note 8 — Preferred Stock

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The Cumulative Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance.  As of March 31, 2016, 13 preferred shares have converted to 29,575 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2016, we reported net income of $905,000, or $0.36 per diluted common share, compared to net income of $782,000, or $0.29 per diluted common share in the first quarter of 2015, an increase of $123,000.  The increase in net income is primarily attributable to an increase in earning assets over the prior year.

Our annualized return on average assets, defined as net income divided by average assets, was 0.84% for the three months ended March 31, 2016, compared to 0.74% in March 31, 2015.  Our annualized return on average equity, defined as net income divided by average equity, was 9.06% for the three months ending March 31, 2016, compared to 8.13% for the three months ending March 31, 2015.

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

Net interest income for the quarter ended March 31, 2016 increased $201,000, or 5.5%, compared to March 31, 2015. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

The net interest margin for the three months ended March 31, 2016 was 3.94%, compared to 3.82% in 2015.  The increase of 12 basis points is attributable to both the decrease in the cost of average interest-bearing liabilities and an increase in the yield on earning assets.

The following tables set forth for the quarter ended March 31, 2016 and 2015, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands) Quarter ended March 31,

	2016			2015
	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$4,156	$5	0.48%	$16,142	$9	0.23%
Interest-bearing deposits in other
financial institutions	2,726	11	1.62%	—	—	0.00%
Available-for-sale securities (1)
Taxable	37,716	178	1.90%	34,502	152	1.79%
Nontaxable	23,015	240	4.19%	24,222	266	4.45%
Federal Home Loan Bank stock	2,025	20	3.97%	2,025	20	4.01%
Loans receivable (2)	333,000	4,103	4.96%	321,028	3,949	4.99%
Total interest earning assets	402,638	4,557	4.55%	397,919	4,396	4.48%
Non-interest earning assets	30,505			30,291
Total Assets	$433,143			$428,210

Interest-bearing liabilities:
NOW accounts	$126,996	$122	0.39%	$110,499	$96	0.35%
Money market accounts	26,111	26	0.40%	24,573	22	0.36%
Savings accounts	20,451	9	0.18%	19,374	9	0.19%
Time deposits	146,805	371	1.02%	162,111	422	1.06%
Total interest-bearing deposits	320,363	528	0.66%	316,557	549	0.70%
Borrowings	18,394	57	1.25%	21,967	71	1.31%
Subordinated debentures	5,000	28	2.25%	5,000	24	1.95%
Total interest-bearing liabilities	343,757	613	0.72%	343,524	644	0.76%
Non-interest bearing deposits	47,034			43,682
Other liabilities	2,196			1,975
Total liabilities	392,987			389,181
Stockholders’ equity	40,156			39,029
Total Liabilities and Stockholders’ Equity	$433,143			$428,210
Net interest income		$3,944			$3,752

Net interest spread (1)			3.83%			3.72%
Net interest margin (1) (3)			3.94%			3.82%
Return on average assets ratio			0.84%			0.74%
Return on average equity ratio			9.06%			8.13%
Average equity to assets ratio			9.27%			9.11%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2016 and 2015.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31, 2016 Vs. 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	3	(7)	(4)
Interest-bearing deposits in other
financial institutions	—	11	11
Available-for-sale securities
Taxable	12	14	26
Nontaxable (1)	(13)	(13)	(26)
Federal Home Loan Bank stock	—	—	—
Loans, net	7	147	154
Total Net Change in income on interest-earning assets	9	152	161

Interest-bearing liabilities:
NOW accounts	12	14	26
Money market accounts	3	1	4
Savings accounts	(1)	1	—
Time deposits	(11)	(40)	(51)

FHLB and other borrowings	(2)	(12)	(14)
Subordinated debentures	4	—	4
Total Net Change in expense on interest-earning liabilities	5	(36)	(31)
Net change in net interest income	4	188	192
Percentage change	2.08%	97.92%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

No provision for loan losses was recorded for the first quarter of 2016, compared to $80,000 in the first quarter of 2015. The allowance for loan losses to total loans was 1.53% of total loans at March 31, 2016 compared to 1.55% at March 31, 2015. Net charge-offs (recoveries) were ($128,000) for the first quarter of 2016 compared to $18,000 in the first quarter of 2015.

Non-Interest Income

Non-interest income for the three months ended March 31, 2016 increased $85,000, or 12.3%, compared to the three months ended March 31, 2015, primarily due to an increase in gain on sale of mortgage loans and inclusion of $51,000 securities gains in the first quarter of 2016.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2016 increased $167,000, or 5.2%, compared to the three months ended March 31, 2015, due to an increase in personnel expenses of $136,000, primarily as a result of normal salary adjustments combined with an increase of three full time equivalent employees in the credit division.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2016 and 2015.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2016 and 2015. The effective tax rate for the first quarter of 2016 was 28.8% compared to a 27.1% effective tax rate for the first quarter of 2015. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2016 were $434.7 million, an increase of $2.5 million, or .6%, from $432.2 million at December 31, 2015.  Average assets during the first quarter were $433.1 million, an increase of 1.1%, or $4.9 million, from $428.2 million in the first quarter of 2015.  Average interest earning assets increased 1.2%, or $4.7 million, from $397.9 million in the first quarter of 2015 to $402.6 million in the first quarter of 2016.

Loans

Loans decreased $507,000, or 0.15%, from $330.8 million at December 31, 2015 to $330.3 million at March 31, 2016.  Total loans averaged $333.0 million the first quarter of 2016, compared to $321.0 million the first quarter of 2015, an increase of $12.0 million, or 3.7%.  We experienced an increase in the commercial and agricultural portfolio during the first three months of the year compared to December 31, 2015. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2016		December 31, 2015
		% of Total Loans		% of Total Loans
Commercial and agricultural	$55,682	16.86%	$53,516	16.18%
Commercial real estate	191,183	57.89%	193,457	58.48%
Residential real estate	79,566	24.09%	79,680	24.09%
Consumer	3,844	1.16%	4,129	1.25%
	$330,275	100%	$330,782	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of March 31, 2016, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $9.4 million.  The aggregate amount of these credit relationships was $97.1 million. As of December 31, 2015, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $6.6 million.  The aggregate amount of these credit relationships was $95.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2016 and December 31, 2015.

As of March 31, 2016, we had $14.0 million of participations in loans purchased from, and $21.6 million of participations in loans sold to, other banks. As of December 31, 2015, we had $21.1 million of participations in loans purchased from, and $21.8 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2016.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of March 31, 2016	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$20,117	$26,879	$8,686	$55,682
Commercial real estate	41,342	105,265	44,576	191,183
Residential real estate	6,468	41,807	31,291	79,566
Consumer	807	2,999	38	3,844
Total	$68,734	$176,950	$84,591	$330,275

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

	(Dollars in Thousands)
	March 31, 2016		December 31, 2015
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans
Residential real estate loans	$602	24.09%	$524	24.09%
Consumer and other loans	24	1.16%	28	1.25%
Commercial and agricultural	745	16.86%	812	16.18%
Commercial real estate	3,585	57.89%	3,431	58.48%
Unallocated	88	0.00%	121	0.00%
Total allowance for loan losses	$5,044	100.00%	$4,916	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $88,000 at March 31, 2016 and $121,000 at December 31, 2015.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31,	December 31,
	2016	2015
Non-accrual loans	$590	$537
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	—	—
Total non-performing loans	590	537
Other real estate owned	100	100
Total non-performing assets	$690	$637

Non-performing loans to total loans	0.18%	0.16%
Non-performing assets to total assets	0.16%	0.15%
Net-charge-offs (recoveries) YTD	$(128)	$104
Net charge-offs (recoveries) YTD to average YTD total loans, annualized	(0.15)%	0.03%
Allowance for loan losses to non-performing loans	731.01%	915.46%
Allowance for loan losses to total loans	1.53%	1.49%

Non-performing assets totaled $690,000 at March 31 2016, compared to $637,000 at December 31, 2015, an increase of $53,000. Payoffs and paydowns of $62,000 included the charge off of $8,000 in principal, with decreases offset by the addition of $115,000 in residential real estate loans.

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

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $60.7 million for the first three months of 2016, compared to $58.7 million for 2015.

The tables below present the maturities and yield characteristics of securities as of March 31, 2016 and December 31, 2015.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
March 31, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$2,998	—	$—	$2,998	$2,995
Agency mortgage-backed securities: (1)	327	24,973	6,185	—	31,485	31,882
Municipal securities	569	10,645	8,584	4,089	23,887	24,509
Trust preferred security	—	—	—	1,881	1,881	1,300
Corporate bond	—	—	1,000	—	1,000	985
Total available-for-sale securities	$896	$38,616	$15,769	$5,970	$61,251	$61,671

Percent of total	1.46%	63.05%	25.74%	9.75%	100.00%
Weighted average yield(2)	3.59%	2.48%	3.49%	4.12%	2.91%

(1)               Agency mortgage-backed securities (residential) are grouped into average lives based on March 2016 prepayment projections.

(2)               The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2015	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$2,998	$—	$—	$2,998	$2,994
Agency mortgage-backed securities: (1)	315	24,389	4,742	—	$29,446	29,657
Municipal securities	1,126	10,838	8,086	4,591	$24,641	25,222
Trust preferred security	—	—	—	1,880	$1,880	1,340
Corporate bond	—	—	1,000	—	$1,000	987
Total available-for-sale securities	$1,441	$38,225	$13,828	$6,471	$59,965	$60,200

Percent of total	2.40%	63.75%	23.06%	10.79%	100.00%
Weighted average yield(2)	4.31%	2.45%	3.43%	4.07%	2.88%

(1)              Agency mortgage-backed securities (residential) are grouped into average lives based on December 2015 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at March 31, 2016 were $363.2 million, a decrease of $7.2 million, or 1.9%, compared to $370.4 million at December 31, 2015.  Total deposits averaged $367.4 million the first quarter of 2016, an increase of $7.2 million, or 2.0%, compared to $360.2 million during the first quarter of 2015.  Average deposits increased during the year, but the cost of funds declined as higher cost deposits matured and were renewed at lower rates.

Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $11.3 million and $11.5 million at March 31, 2016 and December 31, 2015, respectively. Time deposits of $100,000 or more totaled $64.2 million at March 31, 2016, compared to $73.4 million at December 31, 2015.  Interest expense on time deposits of $100,000 or more was $176,000 for the three months ended March 31, 2016, compared to $197,000 for the three months ended March 31, 2015.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of March 31, 2016.

(Dollars in Thousands)
March 31, 2016
Three months or less	$25,651
Over three through six months	9,761
Over six through twelve months	47,628
Over one year through three years	48,987
Over three years through five years	8,444
Over five years	4
Total	$140,475

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of March 31, 2016 were $23.0 million compared to $13.0 million at December 31, 2015. Rates vary based on the term to repayment, and are summarized below as of March 31, 2016:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	May 25, 2016	0.99%	3,000
Fixed	June 3, 2016	0.68%	2,000
Fixed	July 22, 2016	0.70%	5,000
Fixed	October 21, 2016	0.70%	5,000
Fixed	December 2, 2016	0.92%	5,000
Fixed	May 24, 2019	1.72%	3,000
			$23,000

At March 31, 2016, we had available collateral to borrow an additional $53.5 million from the FHLB compared to $63.5 million at December 31, 2015.

Other Borrowings.  In 2015, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2016, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of March 31, 2016 the line had a balance of $1.0 million compared to a balance of $2.0 million at December 31, 2015.

At March 31, 2016, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2016 or December 31, 2015.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of March 31, 2016 was 2.26%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased $914,000, or 2.3%, from December 31, 2015 to March 31, 2016.  A common dividend of $0.08 per share was paid during the fourth quarter of 2015, which marks the first common dividend paid since 2008.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is currently convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends).  Approximately 5% of preferred shareholders (holding 13 shares of Preferred Stock) have converted their shares into 29,575 shares of common stock as of March 31, 2016.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. March 31, 2016 marks the start of the capital conservation buffer. The buffer, which phases in over the next four years, could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. We believe as of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$45,531	12.88%	$28,290	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,290	13.09%	28,280	8.0%	$35,350	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	41,102	11.62%	21,218	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,864	11.84%	21,210	6.0%	28,280	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	28,798	8.14%	15,913	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,864	11.84%	15,908	4.5%	22,978	6.5%

Tier I Leverage Capital to average assets
Consolidated	41,102	9.57%	17,183	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,864	9.76%	17,160	4.0%	21,451	5.0%

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

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

At March 31, 2016, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 9.45% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 2.07%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: April 2016 - March 2017

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,580,729	3,077,445	19.85%
+300	17,776,985	2,273,701	14.67%
+200	16,968,694	1,465,410	9.45%
Base	15,503,284	0	0.00%
-200	15,182,561	-320,724	-2.07%

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

4.1                               Second Amended and Restated Articles of Incorporation of Citizens First Corporation, (see Exhibit 3.1).

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

31.1                        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2                        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1                        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2                        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101                           Interactive data files: (i) Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2016 and March 31, 2015, (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: May 10, 2016	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: May 10, 2016	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer