Form 10-Q
period 2016-06-30
CITIZENS FIRST CORP
filed 2016-08-11
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

2,000,087 shares of Common Stock, no par value, were outstanding at August 11, 2016.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30, 2016	December 31, 2015
	Unaudited
Assets
Cash and due from financial institutions	$6,259	$8,865
Federal funds sold	1,095	6,390
Cash and cash equivalents	7,354	15,255
Interest-bearing deposits in other financial institutions	2,728	2,728
Available-for-sale securities	58,541	60,200
Loans held for sale	118	—
Loans, net of allowance for loan losses of $4,949 and $4,916 at June 30, 2016 and December 31, 2015, respectively	342,064	325,866
Premises and equipment, net	9,543	9,998
Bank owned life insurance (BOLI)	8,262	8,174
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,536	1,680
Deferred income taxes	1,177	1,328
Goodwill	4,097	4,097
Core deposit intangible	230	265
Other real estate owned	66	100
Other assets	514	465
Total Assets	$438,255	$432,181
Liabilities
Deposits
Noninterest bearing	$49,623	$48,522
Savings, NOW and money market	163,951	168,335
Time	139,859	153,531
Total deposits	353,433	370,388
FHLB advances and other borrowings	36,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	223	213
Other liabilities	2,152	2,056
Total Liabilities	396,808	392,657
Stockholders’ Equity
6.5% cumulative convertible preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 237 and 250 shares at June 30, 2016 and December 31, 2015, respectively	7,261	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 1,999,587 and 1,968,777 shares at June 30, 2016 and December 31, 2015, respectively	25,862	25,406
Retained earnings	7,876	6,304
Accumulated other comprehensive income	448	155
Total stockholders’ equity	41,447	39,524
Total liabilities and stockholders’ equity	$438,255	$432,181

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2016	June 30, 2015
Interest and dividend income
Loans	$4,162	$4,108
Taxable securities	177	154
Non-taxable securities	159	173
Federal funds sold and other	38	34
Total interest and dividend income	4,536	4,469
Interest expense
Deposits	514	580
FHLB advances and other	81	74
Subordinated debentures	29	24
Total interest expense	624	678
Net interest income	3,912	3,791
Provision (credit) for loan losses	(85)	120
Net interest income after provision (credit) for loan losses	3,997	3,671
Non-interest income
Service charges on deposit accounts	339	358
Other service charges and fees	179	176
Gain on sale of mortgage loans	91	79
Non-deposit brokerage fees	75	87
Lease income	49	70
BOLI income	44	46
Gain on sale of available-for-sale securities	55	10
Total non-interest income	832	826
Non-interest expenses
Salaries and employee benefits	1,676	1,589
Net occupancy expense	492	493
Advertising and public relations	98	123
Professional fees	137	187
Data processing services	263	238
Franchise shares and deposit tax	132	145
FDIC insurance	59	63
Core deposit intangible amortization	18	17
Postage and office supplies	45	52
Other real estate owned expenses	23	29
Other	354	310
Total non-interest expenses	3,297	3,246
Income before income taxes	1,532	1,251

Income taxes	458	352
Net income	1,074	899
Dividends on preferred stock	123	130
Net income available for common stockholders	$951	$769
Basic earnings per common share	$0.48	$0.39
Diluted earnings per common share	$0.42	$0.35

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2016	June 30, 2015
Interest and dividend income
Loans	$8,265	$8,058
Taxable securities	354	306
Non-taxable securities	318	349
Federal funds sold and other	75	62
Total interest and dividend income	9,012	8,775
Interest expense
Deposits	1,042	1,129
FHLB advances and other	138	145
Subordinated debentures	57	48
Total interest expense	1,237	1,322
Net interest income	7,775	7,453
Provision (credit) for loan losses	(85)	200
Net interest income after provision (credit) for loan losses	7,860	7,253
Non-interest income
Service charges on deposit accounts	664	675
Other service charges and fees	343	311
Gain on sale of mortgage loans	168	110
Non-deposit brokerage fees	147	179
Lease income	94	143
BOLI income	88	91
Gain on sale of available-for-sale securities	106	10
Total non-interest income	1,610	1,519
Non-interest expenses
Salaries and employee benefits	3,460	3,237
Net occupancy expense	975	1,021
Advertising and public relations	159	175
Professional fees	317	351
Data processing services	519	477
Franchise shares and deposit tax	264	291
FDIC insurance	118	122
Core deposit intangible amortization	35	35
Postage and office supplies	91	92
Other real estate owned expenses	24	36
Loss on branch disposal	27	—
Other	678	612
Total non-interest expenses	6,667	6,449
Income before income taxes	2,803	2,323
Income taxes	824	642
Net income	1,979	1,681
Dividends and accretion on preferred stock	247	258
Net income available for common stockholders	$1,732	$1,423
Basic earnings per common share	$0.87	$0.72
Diluted earnings per common share	$0.78	$0.64

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2016	June 30, 2015
Comprehensive income, net of tax
Net income	$1,074	$899
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(36)	(7)
Change in unrealized gain on available for sale securities, net of taxes	207	(371)
Total other comprehensive income (loss)	171	(378)
Comprehensive income	$1,245	$521

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2016	June 30, 2015
Comprehensive income, net of tax
Net income	$1,979	$1,681
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(70)	(7)
Change in unrealized gain (loss) on available for sale securities, net of taxes	363	(122)
Total other comprehensive income (loss)	293	(129)
Comprehensive income	$2,272	$1,552

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income			1,979		1,979
Conversion of cumulative preferred	(398)	398			—
Exercise of director stock options		16			16
Stock based compensation		42			42
Change in accumulated other comprehensive income				293	293
Dividend declared and paid on common stock ($.08 per share)			(160)		(160)
Dividend declared and paid on preferred stock			(247)		(247)

Balance, June 30, 2016	$7,261	$25,862	$7,876	$448	$41,447

	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income			1,681		1,681
Change in accumulated other comprehensive income				(129)	(129)
Dividend declared and paid on preferred stock			(258)		(258)
Repurchase of TARP Warrants		(1,706)			(1,706)

Balance, June 30, 2015	$7,659	$25,366	$4,797	$215	$38,037

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Six months ended
	(In Thousands)
	June 30, 2016	June 30, 2015
Operating Activities
Net income	$1,979	$1,681
Items not requiring (providing) cash:
Depreciation and amortization	274	276
Provision(credit) for loan losses	(85)	200
Amortization of premiums and discounts on securities	158	170
Amortization of core deposit intangible	35	35
Stock based compensation	42	—
BOLI income	(88)	(91)
Proceeds from sale of mortgage loans	7,408	5,225
Origination of mortgage loans held for sale	(7,359)	(5,195)
Gains on sales of available-for-sale securities	(106)	(10)
Gains on sales of mortgage loans	(168)	(110)
Write-downs and losses on sale of other real estate owned	—	35
Loss/(gain) on sale of premises and equipment	4	(8)
Loss on branch disposal	27	—
Changes in:
Accrued interest receivable	144	28
Other assets	(48)	(86)
Accrued interest payable and other liabilities	106	187
Net cash provided by operating activities	2,323	2,337
Investing Activities
Loan originations and payments, net	(16,179)	4,149
Purchase of premises and equipment	(48)	(158)
Proceeds from maturities of available-for-sale securities	5,373	3,468
Proceeds from sales of available-for-sale securities	3,839	1,010
Proceeds from sales of other real owned	100	62
Proceeds from branch disposal	197	—
Purchase of available-for-sale securities	(7,160)	(4,199)
Net cash (used in) provided by investing activities	(13,878)	4,332
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(3,283)	12,003
Net change in time deposits	(13,672)	15,008
Repayment of FHLB advances	(5,000)	(11,000)
Proceeds from FHLB advances	27,000
Repurchase of TARP warrants	—	(1,706)
Proceeds (payments) from other borrowings	(1,000)	1,500
Exercise of stock options	16	—
Dividends paid on common stock	(160)	—
Dividends paid on preferred stock	(247)	(258)
Net cash provided by financing activities	3,654	15,547
Increase in Cash and Cash Equivalents	(7,901)	22,216
Cash and Cash Equivalents, Beginning of Year	15,255	11,322
Cash and Cash Equivalents, End of Quarter	$7,354	$33,538
Supplemental Cash Flows Information
Interest paid	$1,227	$1,311
Income taxes paid	$650	$525
Conversion of cumulative preferred stock	$398	$—
Loans transferred to other real estate owned	$66	$111

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Notes to Unaudited Consolidated Financial Statements

Note 1 — Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Citizens First Corporation (the “Company”) and its wholly owned subsidiary, Citizens First Bank, Inc. (the “Bank”), conform to U.S. generally accepted accounting principles and general practices within the banking industry.  The consolidated financial statements include the accounts of the Company and the Bank.  All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Recent Accounting Pronouncements—In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016, the FASB issued ASU 2016-08 that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent.  The amendments in this update affect this guidance issued in 2014 that is not yet effective.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01 which amends existing guidance on the classification and measurement of financial instruments.  This new standard revises and entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The new standard is effective for reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are account for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09 which provides guidance on share-based payment accounting.  The new standard includes multiple provision intended to simplify various aspects of the accounting for share-based payments.  The new standard is effective for reporting periods beginning after December 15, 2016.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit loss (CECL) model and replaces the incurred loss model.  The most significant impact for financial institutions will be to the allowance for loan and lease losses (ALLL).  The standard allows for various expected credit loss estimation methods and is scalable.  This standard is effective for reporting periods beginning after December 15, 2019.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Note 2 -  Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016

U. S. government agencies and government sponsored entities	$2,998	$2	$—	$3,000
Agency mortgage-backed securities: residential	28,250	549	(16)	28,783
State and municipal	23,732	774	(2)	24,504
Trust preferred security	1,882	—	(622)	1,260
Corporate bonds	1,000	—	(6)	994

Total Available-for-Sale Securities	$57,862	$1,325	$(646)	$58,541
December 31, 2015

U. S. government agencies and government sponsored entities	$2,998	$3	$(7)	$2,994
Agency mortgage-backed securities: residential	29,446	259	(48)	29,657
State and municipal	24,641	615	(34)	25,222
Trust preferred security	1,880	—	(540)	1,340
Corporate bonds	1,000	—	(13)	987

Total Available-for-Sale Securities	$59,965	$877	$(642)	$60,200

The amortized cost and fair value of investment securities at June 30, 2016 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2016
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,532	$1,543
Due from one to five years	12,375	12,582
Due from five to ten years	11,219	11,616
Due after ten years	4,486	4,017
Agency mortgage-backed: residential	28,250	28,783

Total	$57,862	$58,541

The following table summarizes the investment securities with unrealized losses by portfolio segment at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2016:
U.S. government agencies and government sponsored entities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	1,951	(16)	—	—	1,951	(16)
State and municipal	1,468	(2)	—	—	1,468	(2)
Trust preferred security	—	—	1,260	(622)	1,260	(622)
Corporate Bonds	994	(6)	—	—	994	(6)

Total temporarily impaired	$4,413	$(24)	$1,260	$(622)	$5,673	$(646)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2015:
U.S. government agencies and government sponsored entities	$—	$—	$992	$(7)	$992	$(7)
Agency mortgage-backed: residential	7,009	(25)	1,475	(23)	8,484	(48)
State and municipal	3,797	(19)	617	(15)	4,414	(34)
Trust preferred security	—	—	1,340	(540)	1,340	(540)
Corporate bonds	987	(13)	—	—	987	(13)

Total temporarily impaired	$11,793	$(57)	$4,424	$(585)	$16,217	$(642)

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

All of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated. No impairment charge is being taken as no loss of principal or interest is anticipated. All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2016	December 31, 2015
Commercial	$55,132	$53,516
Commercial real estate:
Construction	28,511	24,167
Other	178,337	169,290
Residential real estate	81,306	79,680
Consumer:
Auto	1,242	1,425
Other	2,485	2,704
Total loans	347,013	330,782
Less allowance for loan losses	(4,949)	(4,916)
Net loans	$342,064	$325,866

The following table sets forth an analysis of our allowance for loan losses for the three months ending June 30, 2016 and 2015.

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Beginning balance	$745	$3,585	$602	$24	$88	$5,044
Provision (credit) for loan losses	(301)	257	4	(5)	(40)	(85)
Loans charged-off	(5)	(52)	(15)	—	—	(72)
Recoveries	25	25	9	3	—	62

Total ending allowance balance	$464	$3,815	$600	$22	$48	$4,949

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Beginning balance	$1,035	$3,206	$519	$41	$146	$4,947
Provision for loan losses	(233)	398	(43)	8	(10)	120
Loans charged-off	(75)	—	(32)	(16)	—	(123)
Recoveries	30	1	3	5	—	39

Total ending allowance balance	$757	$3,605	$447	$38	$136	$4,983

The following table sets forth an analysis of our allowance for loan losses for the six months ending June 30, 2016 and 2015.

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(475)	386	86	(10)	(73)	(85)
Loans charged-off	(5)	(52)	(23)	—	—	(80)
Recoveries	132	50	13	4	—	199

Total ending allowance balance	$464	$3,815	$600	$22	$48	$4,949

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2015
Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision for loan losses	(248)	533	(86)	6	(5)	200
Loans charged-off	(75)	(17)	(56)	(19)	—	(167)
Recoveries	51	1	7	6	—	65

Total ending allowance balance	$757	$3,605	$447	$38	$136	$4,983

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2016 and December 31, 2015, which includes net deferred loan fees.  As of June 30, 2016 and December 31, 2015, accrued interest receivable of $1.2 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
June 30, 2016
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$35	$195	$25	$1	$—	$256
Collectively evaluated	429	3,620	575	21	48	4,693
Total ending allowance balance	$464	$3,815	$600	$22	$48	$4,949
Loans:
Individually evaluated for impairment	$133	$1,580	$744	$28	$—	$2,485
Collectively evaluated	54,999	205,268	80,562	3,699	—	344,528
Total ending loans balance	$55,132	$206,848	$81,306	$3,727	$—	$347,013

	(Dollars in Thousands)
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36	$377	$20	$—	$—	$433
Collectively evaluated	776	3,054	504	28	121	4,483
Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916
Loans:
Individually evaluated for impairment	$145	$2,066	$807	$9	$—	$3,027
Collectively evaluated	53,371	191,391	78,873	4,120	—	327,755
Total ending loans balance	$53,516	$193,457	$79,680	$4,129	$—	$330,782

The following table presents information related to impaired loans by class of loans as of June 30, 2016 and December 31, 2015. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$58	$58	$—	$61	$61	$—
Commercial real estate:
Other	611	611	—	643	643	—
Residential real estate	692	692	—	700	700	—
Consumer:
Other	—	—	—	—	—	—
Subtotal	$1,361	$1,361	$—	$1,404	$1,404	$—
With an allowance recorded:
Commercial	$75	$75	$35	$84	$84	$36
Commercial real estate:
Other	969	969	195	1,423	1,423	377
Residential real estate	52	52	25	107	107	20
Consumer:
Other	28	28	1	9	9	—
Subtotal	$1,124	$1,124	$256	$1,623	$1,623	$433
Total	$2,485	$2,485	$256	$3,027	$3,027	$433

Information on impaired loans for the three months ending June 30, 2016 and 2015 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2016			June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$135	$3	$3	$1,893	$24	$22
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,584	21	21	1,916	17	13
Residential real estate	747	8	8	1,014	12	9
Consumer:
Auto	—	—	—	—	—	—
Other	25	—	—	11	—	—

Total	$2,491	$32	$32	$4,834	$53	$44

Information on impaired loans for the six months ending June 30, 2016 and 2015 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2016			June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

Commercial	$139	$6	$6	$1,972	$49	$45
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,604	41	41	1,922	31	32
Residential real estate	749	16	15	1,019	25	18
Consumer:
Auto	—	—	—	—	—	—
Other	18	1	1	11	—	—

Total	$2,510	$64	$63	$4,924	$105	$95

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2016 and December 31, 2015 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	June 30, 2016		December 31, 2015
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$150	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Other	—	—	—	439
Residential real estate	—	49	—	98
Consumer:
Auto	—	—	—	—
Other	—	—	—	—

Total	$150	$49	$—	$537

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
June 30, 2016
Commercial	$88	$—	$150	$238	$54,894	$55,132
Commercial real estate:
Construction	—	—	—	—	28,511	28,511
Other	—	—	—	—	178,337	178,337
Residential real estate	—	14	49	63	81,243	81,306
Consumer:
Auto	—	—	—	—	1,242	1,242
Other	—	—	—	—	2,485	2,485

Subtotal	$88	$14	$199	$301	$346,712	$347,013

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2015
Commercial	$—	$—	$—	$—	$53,516	$53,516
Commercial real estate:
Construction	—	—	—	—	24,167	24,167
Other	178	—	439	617	168,673	169,290
Residential real estate	329	—	98	427	79,253	79,680
Consumer:
Auto	1	—	—	1	1,424	1,425
Other	—	—	—	—	2,704	2,704

Subtotal	$508	$—	$537	$1,045	$329,737	$330,782

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.4 million and $2.5 million as of June 30, 2016 and December 31, 2015, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 12 troubled debt restructurings reported at quarter end, all loans were on accrual status.

The following table presents loans by class modified as troubled debt restructurings that occurred during the quarter ending June 30, 2016 and 2015.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2016			June 30, 2015
Troubled Debt Restructurings:
Commercial real estate:
Other	—	—	—	2	$1,547	$1,547
Consumer	1	$7	$7	—	—	—

Total	1	$7	$7	2	$1,547	$1,547

The following table presents loans by class modified as troubled debt restructurings that occurred year to date June 30, 2016 and 2015.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2016			June 30, 2015
Troubled Debt Restructurings:
Commercial real estate:
Other	—	—	—	2	$1,547	$1,547
Consumer	2	21	21	—	—	—

Total	2	$21	$21	2	$1,547	$1,547

Specific allocations of $231,000 and $243,000 were reported for troubled debt restructurings as of June 30, 2016 and June 30, 2015. One troubled debt restructuring of $3,000 was charged-off in the three and six months ending June 30, 2016. No payment defaults or charge-offs were reported for troubled debt restructurings during the three and six months ending June 30, 2015.

The terms of certain other loans were modified during the six months ending June 30, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loans modified during the six months ending June 30, 2016 have a total recorded investment of $13.1 million as of June 30, 2016. These loans modified during the six months ending June 30, 2015 have a total recorded investment of $9.5 million as of June 30, 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial	$55,053	$—	$79	$—	$55,132
Commercial real estate:
Construction	28,511	—	—	—	28,511
Other	171,830	763	5,744	—	178,337
Residential real estate	80,788	—	518	—	81,306
Consumer:
Auto	1,242	—	—	—	1,242
Other	2,474	—	11	—	2,485

Total	$339,898	$763	$6,352	$—	$347,013

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial	$53,316	$—	$200	$—	$53,516
Commercial real estate:
Construction	24,167	—	—	—	24,167
Other	159,829	5,753	3,708	—	169,290
Residential real estate	79,033	—	647	—	79,680
Consumer:
Auto	1,425	—	—	—	1,425
Other	2,697	—	7	—	2,704

Total	$320,467	$5,753	$4,562	$—	$330,782

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U.S. government agencies and government sponsored entities		$3,000			$2,994
Agency mortgage-backed securites-residential		28,783			29,657
State and municipal		24,504			25,222
Trust preferred security			1,260			1,340
Corporate bonds		994			987

Total investment securities	$—	$57,281	$1,260	$—	$58,860	$1,340

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Trust Preferred Security
	2016	2015

Balance of recurring Level 3 assets at January 1	$1,340	$1,480
Total losses for the period:
Included in other comprehensive income	(80)	(30)
Balance of recurring Level 3 assets at June 30	$1,260	$1,450

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $49,000 at June 30, 2016 with a valuation allowance of $25,000.  Impaired loans which were measured for impairment using the fair value of collateral for collateral-dependent loans had a principal balance of $537,000 at December 31, 2015, with a valuation allowance of $198,000.  Increases in the provision for loan losses of $25,000 and $233,000 were recognized for the six months ended June 30, 2016 and 2015, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $66,000 at June 30, 2016 and $100,000 at December 31, 2015. Total writedowns of other real estate owned were $0 and $23,000 in the six months ending June 30, 2016 and 2015, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at June 30, 2016.

	June 30, 2016	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Residential RE	$24	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(50%)

Other real estate owned:
Residentiall RE	66	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	48%-54% (51.63%)

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2015.

	December 31, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial RE	$260	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(50.00%)
Residential	79	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%-60% (30.00%)

Other real estate owned:
Commercial RE	100	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%-40% (33.65%)

The carrying amount and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at
	Carrying	June 30, 2016
	Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$7,354	$7,354			$7,354
Interest-bearing deposits in other financial institutions	2,728	2,761			2,761
Available-for-sale securities	57,862		57,281	1,260	58,541
Loans, net of allowance	342,064			343,856	343,856
Loans held for sale	118		121		121
Accrued interest receivable	1,536	18	300	1,218	1,536
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$213,574	$213,574			$213,574
Time deposits	139,859		140,196		140,196
FHLB advances	35,000		35,023		35,023
Other borrowings	1,000		1,000		1,000
Subordinate debentures	5,000			2,434	2,434
Accrued interest payable	223	11	182	30	223

		Fair Value Measurements at
		December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total

Financial Assets
Cash and cash equivalents	$15,255	$15,255	$	$	$15,255
Interest-bearing deposits in other financial institutions	2,728	$2,728			2,728
Available-for-sale securities	59,965		$58,860	1,340	60,200
Loans, net of allowance	325,866			326,886	326,886
Accrued interest receivable	1,680		337	1,343	1,680
Federal Home Loan Bank stock	2,025				N/A

Financial Liabilities
Demand and savings deposits	$216,857	$216,857			$216,857
Time deposits	153,531		153,801		153,801
FHLB advances	13,000		12,902		12,902
Other borrowings	2,000		2,000		2,000
Subordinate debentures	5,000			2,434	2,434
Accrued interest payable	213	9	177	27	213

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the three months and six months ended June 30, 2016 and 2015.

	Quarter ended June 30, 2016			Quarter ended June 30, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,074			$899
Less: Dividends on preferred stock during the quarter	(123)			(130)
Net income available to common shareholders	$951	1,998,979	$0.48	$769	1,968,777	$0.39

Effect of dilutive securities
Convertible preferred stock	123	539,175		130	568,890
Performance share units	—	1,725		—	—
Stock options	—	69		—	—
Warrants	—	—		—	24,462

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,074	2,539,948	$0.42	$899	2,562,129	$0.35

	Six months ended June 30, 2016			Six months ended June 30, 2015
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,979			$1,681
Less: Dividends on preferred stock during the quarter	(247)			(258)
Net income available to common shareholders	$1,732	1,996,278	$0.87	$1,423	1,968,777	$0.72

Effect of dilutive securities
Convertible preferred stock	247	541,563		258	568,890
Performance share units	—	2,937		—	—
Stock options	—	59		—	—
Warrants	—	—		—	85,759

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,979	2,540,837	$0.78	$1,681	2,623,426	$0.64

Stock options for 29,276 shares of common stock were not considered in computing diluted earnings per common share for June 30, 2015 because they are anti-dilutive. There were no anti-dilutive stock options at June 30, 2016.

Note 7 — Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2016 and December 31, 2015, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. For 2016, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a “capital conservation buffer” of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

June 30, 2016

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$46,518	12.64%	$29,448	8.0%	N/A	N/A
Citizens First Bank, Inc.	47,162	12.82%	29,440	8.0%	$36,800	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	41,908	11.38%	22,086	6.0%	N/A	N/A
Citizens First Bank, Inc.	42,554	11.56%	22,080	6.0%	29,440	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	29,647	8.05%	16,565	4.5%	N/A	N/A
Citizens First Bank, Inc.	42,554	11.56%	16,560	4.5%	23,920	6.5%

Tier I Leverage Capital to average assets
Consolidated	41,908	9.63%	17,400	4.0%	N/A	N/A
Citizens First Bank, Inc.	42,554	9.79%	17,394	4.0%	21,742	5.0%

December 31, 2015

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

Note 8 — Preferred Stock

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The Cumulative Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance.  As of June 30, 2016, 13 preferred shares have converted to 29,575 common shares.

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

Results of Operations

For the quarter ended June 30, 2016, we reported net income of $1.07 million or $0.42 per diluted common share, compared to net income of $899,000, or $0.35 per diluted common share in the second quarter of 2015, an increase of $175,000.  The increase in net income is attributable to a reduction in the provision for loan losses of $205,000, combined with an increase in net interest income of $121,000.  The increase in net interest income is the result of an increase in earning assets over the prior year, primarily loans.

For the six months ended June 30, 2016, we reported net income of $1.98 million or $0.78 per diluted common share, compared to net income of $1.68 million, or $0.64 per diluted common share in the previous year. This represents an increase of $298,000, or $0.14 per share. The increase in net income is attributable to a reduction in the provision for loan losses of $285,000, combined with an increase in net interest income of $322,000, reduced by an increase in non-interest expenses of $218,000.  The increase in net interest income is the result of an increase in earning assets over the prior year, primarily loans.

Our annualized return on average assets, defined as net income divided by average assets, was 0.91% for the six months ended June 30, 2016, compared to 0.79% in June 30, 2015.  Our annualized return on average equity, defined as net income divided by average equity, was 9.82% for the six months ending June 30, 2016, compared to 8.78% for the six months ending June 30, 2015.

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

Net interest income for the quarter ended June 30, 2016 increased $121,000, or 3.2%, compared to June 30, 2015. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

Net interest income for the six months ended June 30, 2016 increased $322,000 or 4.3%, compared to June 30, 2015. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

The Company’s net interest margin was 3.92% for the three months ended June 30, 2016, and 3.85% for the three months ended June 30, 2015, an increase of 7 basis points.  The net interest margin increased due to a decline in the cost of average interest-bearing liabilities.  The net interest margin for the six months ended June 30, 2016 was 3.93%, compared to 3.84% in 2015.  The increase of 9 basis points is attributable to both a decrease in the cost of average interest-bearing liabilities and an increase in the yield on earning assets.

The following tables set forth for the quarter and six months ended June 30, 2016 and 2015, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2016			2015
Quarter ended June 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$6,200	$7	0.45%	$23,670	$12	0.20%
Interest-bearing deposits in other financial institutions	2,727	11	1.62%	—	—	0.00%
Available-for-sale securities (1)
Taxable	37,491	177	1.90%	34,530	154	1.79%
Nontaxable	22,823	238	4.19%	23,830	261	4.39%
Federal Home Loan Bank stock	2,025	20	3.97%	2,025	20	3.96%
Loans receivable (2)	338,456	4,162	4.95%	319,758	4,108	5.15%
Total interest earning assets	409,722	4,615	4.53%	403,813	4,555	4.52%
Non-interest earning assets	29,359			30,190
Total Assets	$439,081			$434,003

Interest-bearing liabilities:
NOW accounts	$127,612	$126	0.40%	$113,224	$102	0.36%
Money market accounts	23,443	22	0.38%	27,208	28	0.41%
Savings accounts	21,490	10	0.19%	20,530	10	0.20%
Time deposits	138,540	356	1.03%	166,048	440	1.06%
Total interest-bearing deposits	311,085	514	0.66%	327,010	580	0.71%
Borrowings	30,868	81	1.06%	18,022	74	1.65%
Subordinated debentures	5,000	29	2.33%	5,000	24	1.93%
Total interest-bearing liabilities	346,953	624	0.72%	350,032	678	0.78%
Non-interest bearing deposits	49,125			43,810
Other liabilities	2,091			1,981
Total liabilities	398,169			395,823
Stockholders’ equity	40,912			38,180
Total Liabilities and Stockholders’ Equity	$439,081			$434,003
Net interest income		$3,991			$3,877

Net interest spread (1)			3.81%			3.75%
Net interest margin (1) (3)			3.92%			3.85%
Return on average assets ratio			0.98%			0.83%
Return on average equity ratio			10.56%			9.44%
Average equity to assets ratio			9.32%			8.80%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2016			2015
Six months ended June 30,	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate
Earning assets:
Federal funds sold	$5,178	$13	0.50%	$19,927	$21	0.21%
Interest-bearing deposits in other financial institutions	2,727	22	1.62%	—	—	0.00%
Available-for-sale securities (1)
Taxable	37,604	354	1.89%	34,516	306	1.79%
Nontaxable	22,919	478	4.19%	24,025	526	4.42%
Federal Home Loan Bank stock	2,025	40	3.97%	2,025	41	4.08%
Loans receivable (2)	335,728	8,265	4.95%	320,390	8,058	5.07%
Total interest earning assets	406,181	9,172	4.54%	400,883	8,952	4.50%
Non-interest earning assets	29,931			30,239
Total Assets	$436,112			$431,122

Interest-bearing liabilities:
NOW accounts	$127,304	$248	0.39%	$111,869	$198	0.36%
Money market accounts	24,777	47	0.38%	25,898	50	0.39%
Savings accounts	20,970	19	0.18%	19,955	19	0.19%
Time deposits	142,673	728	1.03%	164,091	862	1.06%
Total interest-bearing deposits	315,724	1,042	0.66%	321,813	1,129	0.71%
Borrowings	24,631	138	1.13%	19,983	145	1.46%
Subordinated debentures	5,000	57	2.29%	5,000	48	1.94%
Total interest-bearing liabilities	345,355	1,237	0.72%	346,796	1,322	0.77%
Non-interest bearing deposits	48,079			43,746
Other liabilities	2,144			1,978
Total liabilities	395,578			392,520
Stockholders’ equity	40,534			38,602
Total Liabilities and Stockholders’ Equity	$436,112			$431,122
Net interest income		$7,935			$7,630

Net interest spread (1)			3.82%			3.73%
Net interest margin (1) (3)			3.93%			3.84%
Return on average assets ratio			0.91%			0.79%
Return on average equity ratio			9.82%			8.78%
Average equity to assets ratio			9.29%			8.95%

(1)  Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)  Average loans include non-performing loans.  Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)  Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2016 and 2015.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30, 2016 Vs. 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	8	(16)	(8)
Interest-bearing deposits in other financial institutions	22	—	22
Available-for-sale securities
Taxable	21	27	48
Nontaxable (1)	(24)	(24)	(48)
Federal Home Loan Bank stock	(1)	—	(1)
Loans, net	(179)	386	207
Total Net Change in income on interest-earning assets	(153)	373	220

Interest-bearing liabilities:
NOW accounts	23	27	50
Money market accounts	(1)	(2)	(3)
Savings accounts	(1)	1	—
Time deposits	(21)	(113)	(134)

FHLB and other borrowings	(41)	34	(7)
Subordinated debentures	9	—	9
Total Net Change in expense on interest-earning liabilities	(32)	(53)	(85)
Net change in net interest income	(121)	426	305
Percentage change	-39.67%	139.67%	100.0%

(1) Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

A provision (credit) for loan losses of ($85,000) was recorded for the second quarter of 2016, compared to $120,000 in the second quarter of 2015. The allowance for loan losses to total loans was 1.43% of total loans at June 30, 2016 compared to 1.59% at June 30, 2015. Net charge-offs were $10,000 for the second quarter of 2016 compared to $84,000 in the second quarter of 2015.

(Credit) Provision expense for the six month ended June 30, 2016 decreased $285,000, from $200,000 to ($85,000). Net charge-offs (recoveries) were ($119,000) for the six months ended June 30, 2016 compared to $102,000 for the six month ended June 30, 2015.

Non-Interest Income

Non-interest income for the three months ended June 30, 2016 increased $6,000, or 0.7%, compared to the three months ended June 30, 2015, primarily due to gain on sale of securities, offset by a decline in lease income.

Non-interest income for the six months ended June 30, 2016 increased $91,000, or 6.0%, compared to the six months ended June 30, 2015, primarily due to gains on sale of securities and gains on sale of mortgage loans, offset by a decline in lease income.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2016 increased $51,000, or 1.6%, compared to the three months ended June 30, 2015, due to an increase in personnel expenses primarily as a result of normal salary adjustments.

Non-interest expense for the six months ended June 30, 2016 increased $218,000, or 3.4%, compared to the six months ended June 30, 2015, due to an increase in personnel expenses primarily as a result of normal salary adjustments.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2016 and 2015.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2016 and 2015. The effective tax rate for the second quarter of 2016 was 29.9% compared to a 28.1% effective tax rate for the second quarter of 2015. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2016 were $438.3 million, an increase of $6.1 million, or 1.4%, from $432.2 million at December 31, 2015.  Average assets during the second quarter were $439.1 million, an increase of 1.2%, or $5.1 million, from $434.0 million in the second quarter of 2015.  Average interest earning assets increased 1.5%, or $5.9 million, from $403.8 million in the second quarter of 2015 to $409.7 million in the second quarter of 2016.

Loans

Loans increased $16.2 million, or 4.91%, from $330.8 million at December 31, 2015 to $347.0 million at June 30, 2016.  Total loans averaged $338.5 million the second quarter of 2016, compared to $319.8 million the second quarter of 2015, an increase of $18.7 million, or 5.8%.  We experienced an increase in the commercial and agricultural portfolio, the commercial real estate portfolio, and the residential real estate portfolio during the first six months of the year compared to December 31, 2015. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2016		December 31, 2015
		% of Total Loans		% of Total Loans
Commercial and agricultural	$55,132	15.89%	$53,516	16.18%
Commercial real estate	206,848	59.61%	193,457	58.48%
Residential real estate	81,306	23.43%	79,680	24.09%
Consumer	3,727	1.07%	4,129	1.25%
	$347,013	100%	$330,782	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of June 30, 2016, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.0 million to $11.8 million.  The aggregate amount of these credit relationships was $110.9 million. As of December 31, 2015, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $6.6 million.  The aggregate amount of these credit relationships was $95.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2016 and December 31, 2015.

As of June 30, 2016, we had $15.9 million of participations in loans purchased from, and $21.0 million of participations in loans sold to, other banks. As of December 31,

2015, we had $21.1 million of participations in loans purchased from, and $21.8 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2016.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
Loan Maturities as of June 30, 2016	Within One Year	After One but Within Five Years	After Five Years	Total
Commercial and agricultural	$22,653	$26,258	$6,221	$55,132
Commercial real estate	36,901	111,903	58,044	206,848
Residential real estate	7,071	41,205	33,030	81,306
Consumer	910	2,768	49	3,727
Total	$67,535	$182,134	$97,344	$347,013

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

	(Dollars in Thousands)
	June 30, 2016		December 31, 2015
	Amount	% of Loans in Each Category to Toal Loans	Amount	% of Loans in Each Category to Toal Loans
Residential real estate loans	$600	23.43%	$524	24.09%
Consumer and other loans	22	1.07%	28	1.25%
Commercial and agricultural	464	15.89%	812	16.18%
Commercial real estate	3,815	59.61%	3,431	58.48%
Unallocated	48	0.00%	121	0.00%
Total allowance for loan losses	$4,949	100.00%	$4,916	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $48,000 at June 30, 2016 and $121,000 at December 31, 2015.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30,	December 31,
	2016	2015
Non-accrual loans	$49	$537
Loans 90+ days past due/accruing	150	—
Restructured loans on non-accrual	—	—
Total non-performing loans	199	537
Other real estate owned	66	100
Total non-performing assets	$265	$637

Non-performing loans to total loans	0.06%	0.16%
Non-performing assets to total assets	0.06%	0.15%
Net-charge-offs (recoveries) YTD	$(119)	$104
Net charge-offs (recoveries) YTD to average YTD total loans, annualized	(0.07)%	0.03%
Allowance for loan losses to non-performing loans	2486.93%	915.46%
Allowance for loan losses to total loans	1.43%	1.49%

Non-performing assets totaled $265,000 at June 30 2016, compared to $637,000 at December 31, 2015, a decrease of $372,000. Payoffs and paydowns of $637,000 included the charge off of $73,000 in principal deficiency balances after the disposition of collateral and the sale of $100,000 in other real estate owned, with decreases offset by the addition of $49,000 in residential real estate loans and $150,000 in commercial and agricultural loans.

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

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $60.5 million for the first six months of 2016, compared to $58.5 million for 2015.

The tables below present the maturities and yield characteristics of securities as of June 30, 2016 and December 31, 2015.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2016

	(Dollars in Thousands)
	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Maturities	Fair Value
U.S. Government agencies	$—	$2,000	$998	$—	$2,998	$3,000
Agency mortgage-backed securities: (1)	239	22,301	5,710	—	28,250	28,783
Municipal securities	1,532	10,375	9,221	2,604	23,732	24,504
Trust preferred security	—	—	—	1,882	1,882	1,260
Corporate bond	—	—	1,000	—	1,000	994
Total available-for-sale securities	$1,771	$34,676	$16,929	$4,486	$57,862	$58,541

Percent of total	3.06%	59.93%	29.26%	7.75%	100.00%
Weighted average yield(2)	4.16%	2.50%	3.34%	4.08%	2.92%

(1) Agency mortgage-backed securities (residential) are grouped into average lives based on June 2016 prepayment projections.

(2) The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

December 31, 2015

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at June 30, 2016 were $353.4 million, a decrease of $17.0 million, or 4.6%, compared to $370.4 million at December 31, 2015.  Total deposits averaged $360.2 million the second quarter of 2016, a decrease of $10.6 million, or 2.9%, compared to $370.8 million during the second quarter of 2015.  Average deposits decreased during the year due to maturing time deposits that were not renewed in favor of lower cost borrowings.

Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $10.9 million and $11.5 million at June 30, 2016 and December 31, 2015, respectively. Time deposits of $100,000 or more totaled $53.9 million at June 30, 2016, compared to $73.4 million at December 31, 2015.  Interest expense on time deposits of $100,000 or more was $344,000 for the six months ended June 30, 2016, compared to $410,000 for the six months ended June 30, 2015.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of June 30, 2016.

(Dollars in Thousands)
June 30, 2016
Three months or less	$10,073
Over three through six months	25,081
Over six through twelve months	37,332
Over one year through three years	57,548
Over three years through five years	9,821
Over five years	4
Total	$139,859

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of June 30, 2016 were $35.0 million compared to $13.0 million at December 31, 2015. Rates vary based on the term to repayment, and are summarized below as of June 30, 2016:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	July 22, 2016	0.70%	5,000
Fixed	October 21, 2016	0.70%	5,000
Fixed	December 2, 2016	0.92%	5,000
Fixed	January 30, 2017	0.65%	2,000
Fixed	April 25, 2017	0.89%	5,000
Fixed	May 12, 2017	0.77%	5,000
Fixed	April 20, 2018	1.05%	5,000
Fixed	May 24, 2019	1.72%	3,000
			$35,000

At June 30, 2016, we had available collateral to borrow an additional $40.3 million from the FHLB compared to $63.5 million at December 31, 2015.

Other Borrowings.  In 2015, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2016, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the

Bank’s common stock.  As of June 30, 2016 the line had a balance of $1.0 million compared to a balance of $2.0 million at December 31, 2015.

At June 30, 2016, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of June 30, 2016 or December 31, 2015.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of June 30, 2016 was 2.28%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased $1.9 million, or 4.9%, from December 31, 2015 to June 30, 2016.  A common dividend of $0.08 per share was paid during the second quarter of 2016, which marks the second common dividend paid since 2008.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is currently convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends).  Approximately 5% of preferred shareholders (holding 13 shares of Preferred Stock) have converted their shares into 29,575 shares of common stock as of June 30, 2016.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a “capital conservation buffer” of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of June 30, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

June 30, 2016

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$46,518	12.64%	$29,448	8.0%	N/A	N/A
Citizens First Bank, Inc.	47,162	12.82%	29,440	8.0%	$36,800	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	41,908	11.38%	22,086	6.0%	N/A	N/A
Citizens First Bank, Inc.	42,554	11.56%	22,080	6.0%	29,440	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	29,647	8.05%	16,565	4.5%	N/A	N/A
Citizens First Bank, Inc.	42,554	11.56%	16,560	4.5%	23,920	6.5%

Tier I Leverage Capital to average assets
Consolidated	41,908	9.63%	17,400	4.0%	N/A	N/A
Citizens First Bank, Inc.	42,554	9.79%	17,394	4.0%	21,742	5.0%

December 31, 2015

	(Dollars in Thousands)
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

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

At June 30, 2016, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 8.85% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 0.59%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2016 - June 2017

Projected Interest Rate Change	Estimated Value	Net Interest Income $ Change From Base	% Change From Base
+400	18,665,881	2,952,968	18.79%
+300	17,885,337	2,172,425	13.83%
+200	17,103,932	1,391,019	8.85%
Base	15,712,913	0	0.00%
-200	15,620,792	-92,120	-0.59%

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

4.3

Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated June 30, 2007; file number 001-33126).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the six months ended June 30, 2016 and June 30, 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2016 and June 30, 2015, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.**

**Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: August 11, 2016	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: August 11, 2016	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer