Form 10-Q
period 2016-09-30
CITIZENS FIRST CORP
filed 2016-11-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻  No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

2,000,852 shares of Common Stock, no par value, were outstanding at November 10, 2016.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	September 30,	December 31,
	2016	2015
	Unaudited
Assets
Cash and due from financial institutions	$5,353	$8,865
Federal funds sold	—	6,390
Cash and cash equivalents	5,353	15,255
Interest-bearing deposits in other financial institutions	15,611	2,728
Available-for-sale securities	55,424	60,200
Loans, net of allowance for loan losses of $4,961 and $4,916 at September 30, 2016 and December 31, 2015, respectively	338,215	325,866
Premises and equipment, net	9,461	9,998
Bank owned life insurance (BOLI)	8,307	8,174
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,547	1,680
Deferred income taxes	1,017	1,328
Goodwill	4,097	4,097
Core deposit intangible	212	265
Other real estate owned	—	100
Other assets	409	465
Total Assets	$441,678	$432,181
Liabilities
Deposits
Noninterest bearing	$49,439	$48,522
Savings, NOW and money market	155,912	168,335
Time	148,478	153,531
Total deposits	353,829	370,388
FHLB advances and other borrowings	38,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	219	213
Other liabilities	2,240	2,056
Total Liabilities	399,288	392,657
Stockholders’ Equity
6.5% cumulative preferred stock; no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 237 and 250 shares at September 30, 2016 and December 31, 2015, respectively	7,261	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,000,852 and 1,968,777 shares at September 30, 2016 and December 31, 2015, respectively	25,899	25,406
Retained earnings	8,887	6,304
Accumulated other comprehensive income	343	155
Total stockholders’ equity	42,390	39,524
Total liabilities and stockholders’ equity	$441,678	$432,181

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2016	September 30, 2015
Interest and dividend income
Loans	$4,213	$4,050
Taxable securities	156	159
Non-taxable securities	146	170
Federal funds sold and other	42	36
Total interest and dividend income	4,557	4,415
Interest expense
Deposits	520	563
FHLB advances and other	89	74
Subordinated debentures	30	25
Total interest expense	639	662
Net interest income	3,918	3,753
Provision (credit) for loan losses	—	—
Net interest income after provision (credit) for loan losses	3,918	3,753
Non-interest income
Service charges on deposit accounts	361	386
Other service charges and fees	172	187
Gain on sale of mortgage loans	110	60
Non-deposit brokerage fees	83	103
Lease income	61	59
BOLI income	45	45
Gain on sale of available-for-sale securities	20	—
Total non-interest income	852	840
Non-interest expenses
Salaries and employee benefits	1,674	1,650
Net occupancy expense	481	495
Advertising and public relations	86	75
Professional fees	98	183
Data processing services	262	262
Franchise shares and deposit tax	132	146
FDIC insurance	58	61
Core deposit intangible amortization	18	18
Other real estate owned expenses (income)	(8)	6
Loss on branch disposal	—	262
Other	344	372
Total non-interest expenses	3,145	3,530
Income before income taxes	1,625	1,063
Income taxes	490	288
Net income	1,135	775
Dividends on preferred stock	124	131
Net income available for common stockholders	$1,011	$644
Basic earnings per common share	$0.50	$0.33
Diluted earnings per common share	$0.45	$0.31

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2016	September 30, 2015
Interest and dividend income
Loans	$12,478	$12,107
Taxable securities	510	465
Non-taxable securities	464	519
Federal funds sold and other	117	99
Total interest and dividend income	13,569	13,190
Interest expense
Deposits	1,562	1,692
FHLB advances and other	228	219
Subordinated debentures	86	73
Total interest expense	1,876	1,984
Net interest income	11,693	11,206
Provision (credit) for loan losses	(85)	200
Net interest income after provision (credit) for loan losses	11,778	11,006
Non-interest income
Service charges on deposit accounts	1,025	1,061
Other service charges and fees	515	498
Gain on sale of mortgage loans	278	170
Non-deposit brokerage fees	230	282
Lease income	155	202
BOLI income	133	136
Gain on sale of available-for-sale securities	126	10
Total non-interest income	2,462	2,359
Non-interest expenses
Salaries and employee benefits	5,134	4,887
Net occupancy expense	1,456	1,516
Advertising and public relations	245	250
Professional fees	415	534
Data processing services	781	739
Franchise shares and deposit tax	396	437
FDIC insurance	176	183
Core deposit intangible amortization	53	53
Other real estate owned expenses	16	42
Loss on branch disposal	27	262
Other	1,113	1,076
Total non-interest expenses	9,812	9,979
Income before income taxes	4,428	3,386
Income taxes	1,314	930
Net income	3,114	2,456
Dividends and accretion on preferred stock	371	389
Net income available for common stockholders	$2,743	$2,067
Basic earnings per common share	$1.37	$1.05
Diluted earnings per common share	$1.23	$0.95

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2016	September 30, 2015
Comprehensive income, net of tax
Net income	$1,135	$775
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(13)	—
Change in unrealized gain on available for sale securities, net of taxes	(92)	55
Total other comprehensive income (loss)	(105)	55
Comprehensive income	$1,030	$830

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2016	September 30, 2015
Comprehensive income, net of tax
Net income	$3,114	$2,456
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(83)	(7)
Change in unrealized gain (loss) on available for sale securities, net of taxes	271	(67)
Total other comprehensive income (loss)	188	(74)
Comprehensive income	$3,302	$2,382

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income	—	—	3,114	—	3,114
Conversion of cumulative preferred	(398)	398	—	—	—
Exercise of director stock options	—	32	—	—	32
Stock based compensation	—	63	—	—	63
Change in accumulated other comprehensive income	—	—	—	188	188
Dividend declared and paid on common stock ( $.08 per share)	—	—	(160)	—	(160)
Dividend declared and paid on preferred stock	—	—	(371)	—	(371)
Balance, September 30, 2016	$7,261	$25,899	$8,887	$343	$42,390

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income	—	—	2,456	—	2,456
Change in accumulated other comprehensive income	—	—	—	(74)	(74)
Dividend declared and paid on preferred stock	—	—	(389)	—	(389)
Repurchase of TARP Warrants	—	(1,706)	—	—	(1,706)
Balance, September 30, 2015	$7,659	$25,366	$5,440	$270	$38,735

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended
	(In Thousands)
	September 30, 2016	September 30, 2015
Operating Activities
Net income	$3,114	$2,456
Items not requiring (providing) cash:
Depreciation and amortization	401	414
Provision (credit) for loan losses	(85)	200
Amortization of premiums and discounts on securities	233	239
Amortization of core deposit intangible	53	53
Deferred income taxes	214	—
Stock based compensation	63	—
BOLI Income	(133)	(136)
Proceeds from sale of mortgage loans	13,252	7,556
Origination of mortgage loans held for sale	(12,974)	(7,540)
Gains on sales of available-for-sale securities	(126)	(10)
Gains on sales of mortgage loans	(278)	(170)
Write-downs and losses (gains) on other real estate owned	(11)	39
Loss (gain) on sale premises and equipment	4	(12)
Loss on branch disposal	27	262
Changes in:
Accrued interest receivable	133	(70)
Other assets	56	83
Accrued interest payable and other liabilities	190	473
Net cash provided by operating activities	4,133	3,837
Investing Activities
Loan originations and payments, net	(12,330)	(8,848)
Purchases of interest-bearing deposits in other financial institutions	(12,883)	(2,480)
Purchase of premises and equipment	(92)	(260)
Proceeds from maturities of available-for-sale securities	10,090	5,601
Proceeds from sales of available-for-sale securities	4,358	1,010
Proceeds from sales of other real estate owned	177	62
Proceeds from sales of premises and equipment	197	383
Purchase of available-for-sale securities	(9,494)	(8,033)
Net cash used in investing activities	(19,977)	(12,565)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(11,506)	9,932
Net change in time deposits	(5,053)	10,775
Repayment of FHLB advances	(5,000)	(11,000)
Proceeds from FHLB advances	30,000	—
Repurchase of TARP warrants	—	(1,706)
Proceeds (payments) from other borrowings	(2,000)	1,000
Exercise of stock options	32	—
Dividends paid on common stock	(160)	—
Dividends paid on preferred stock	(371)	(389)
Net cash provided by financing activities	5,942	8,612
Decrease in Cash and Cash Equivalents	(9,902)	(116)
Cash and Cash Equivalents, Beginning of Year	15,255	11,322
Cash and Cash Equivalents, End of Year	$5,353	$11,206
Supplemental Cash Flows Information
Interest paid	$1,870	$1,982
Income taxes paid	$900	$890
Conversion of cumulative preferred stock	$398	$—
Loans transferred to other real estate owned	$66	$111

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit loss (CECL) model and replaces the incurred loss model.  The most significant impact for financial institutions will be to the allowance for loan and lease losses (ALLL).  The standard allows for various expected credit loss estimation methods and is scalable.  This standard is effective for reporting periods beginning after December 15, 2019.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Note 2 - Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
U. S. government agencies and government sponsored entities	$1,998	$2	$—	$2,000
Agency mortgage-backed securities: residential	28,798	567	(19)	29,346
State and municipal	21,226	611	(8)	21,829
Trust preferred security	1,883	—	(643)	1,240
Corporate bonds	1,000	9	—	1,009
Total Available-for-Sale Securities	$54,905	$1,189	$(670)	$55,424

December 31, 2015
U. S. government agencies and government sponsored entities	$2,998	$3	$(7)	$2,994
Agency mortgage-backed securities: residential	29,446	259	(48)	29,657
State and municipal	24,641	615	(34)	25,222
Trust preferred security	1,880	—	(540)	1,340
Corporate bonds	1,000	—	(13)	987
Total Available-for-Sale Securities	$59,965	$877	$(642)	$60,200

The amortized cost and fair value of investment securities at September 30, 2016 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2016
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,305	$1,310
Due from one to five years	11,714	11,866
Due from five to ten years	8,825	9,170
Due after ten years	4,263	3,732
Agency mortgage-backed: residential	28,798	29,346
Total	$54,905	$55,424

The following table summarizes the investment securities with unrealized losses by portfolio segment at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2016:
U.S. government agencies and government sponsored entities	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	1,867	(19)	—	—	1,867	(19)
State and municipal	2,492	(8)	—	—	2,492	(8)
Trust preferred security	—	—	1,240	(643)	1,240	(643)
Corporate Bonds	—	—	—	—	—	—
Total temporarily impaired	$4,359	$(27)	$1,240	$(643)	$5,599	$(670)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2015:
U.S. government agencies and government sponsored entities	$—	$—	$992	$(7)	$992	$(7)
Agency mortgage-backed: residential	7,009	(25)	1,475	(23)	8,484	(48)
State and municipal	3,797	(19)	617	(15)	4,414	(34)
Trust preferred security	—	—	1,340	(540)	1,340	(540)
Corporate bonds	987	(13)	—	—	987	(13)
Total temporarily impaired	$11,793	$(57)	$4,424	$(585)	$16,217	$(642)

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

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2016	December 31, 2015
Commercial	$52,394	$53,516
Commercial real estate:
Construction	31,713	24,167
Other	175,746	169,290
Residential real estate	79,202	79,680
Consumer:
Auto	1,286	1,425
Other	2,835	2,704
Total Loans	343,176	330,782
Less: Allowance for loan losses	(4,961)	(4,916)
Net loans	$338,215	$325,866

The following table sets forth an analysis of our allowance for loan losses for the three months ending September 30, 2016 and 2015.

	(Dollars in Thousands)
September 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$464	$3,815	$600	$22	$48	$4,949
Provision (credit) for loan losses	80	(64)	(41)	1	24	—
Loans charged-off	(5)	—	—	—	—	(5)
Recoveries	9	1	6	1	—	17
Total ending allowance balance	$548	$3,752	$565	$24	$72	$4,961

	(Dollars in Thousands)
September 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$757	$3,605	$447	$38	$136	$4,983
Provision (credit) for loan losses	12	(23)	8	(2)	5	—
Loans charged-off	—	—	—	(3)	—	(3)
Recoveries	35	—	3	3	—	41
Total ending allowance balance	$804	$3,582	$458	$36	$141	$5,021

The following table sets forth an analysis of our allowance for loan losses for the nine months ending September 30, 2016 and 2015.

	(Dollars in Thousands)
September 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(395)	322	45	(8)	(49)	(85)
Loans charged-off	(10)	(52)	(23)	(1)	—	(86)
Recoveries	141	51	19	5	—	216
Total ending allowance balance	$548	$3,752	$565	$24	$72	$4,961

	(Dollars in Thousands)
September 30, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision (credit) for loan losses	(236)	510	(77)	3	—	200
Loans charged-off	(75)	(17)	(57)	(21)	—	(170)
Recoveries	86	1	10	9	—	106
Total ending allowance balance	$804	$3,582	$458	$36	$141	$5,021

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2016 and December 31, 2015, which includes net deferred loan fees.  As of September 30, 2016 and December 31, 2015, accrued interest receivable of $1.3 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
September 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$125	$193	$16	$1	$—	$335
Collectively evaluated	423	3,559	549	23	72	4,626
Total ending allowance balance	$548	$3,752	$565	$24	$72	$4,961

Loans:
Individually evaluated for impairment	$226	$1,540	$748	$25	$—	$2,539
Collectively evaluated	52,168	205,919	78,454	4,096	—	340,637
Total ending loans balance	$52,394	$207,459	$79,202	$4,121	$—	$343,176

	(Dollars in Thousands)
December 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36	$377	$20	$—	$—	$433
Collectively evaluated	776	3,054	504	28	121	4,483
Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916

Loans:
Individually evaluated for impairment	$145	$2,066	$807	$9	$—	$3,027
Collectively evaluated	53,371	191,391	78,873	4,120	—	327,755
Total ending loans balance	$53,516	$193,457	$79,680	$4,129	$—	$330,782

The following table presents information related to impaired loans by class of loans as of September 30, 2016 and December 31, 2015. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2016			December 31, 2015
	Unpaid principal Balance	Recorded Investment	Allowances for Loan Losses Allocated	Unpaid Principal Balance	Recored Investment	Allowances for Loan Losses Allocated
With no related allowance recorded:
Commercial	$56	$56	$—	$61	$61	$—
Commercial real estate:
Other	579	579	—	643	643	—
Residential real estate	696	696	—	700	700	—
Consumer:
Other	6	6	—	—	—	—
Subtotal	$1,337	$1,337	$—	$1,404	$1,404	$—

With an allowance recorded:
Commercial	$170	$170	$125	$84	$84	$36
Commercial real estate:
Other	961	961	193	1,423	1,423	377
Residential real estate	52	52	16	107	107	20
Consumer:
Other	19	19	1	9	9	—
Subtotal	$1,202	$1,202	$335	$1,623	$1,623	$433
Total	$2,539	$2,539	$335	$3,027	$3,027	$433

Information on impaired loans for the three months ending September 30, 2016 and 2015 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2016			September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$229	$3	$3	$1,003	$16	$15
Commercial real estate:
Other	1,560	21	21	2,077	18	13
Residential real estate	751	9	8	1,006	12	8
Consumer:
Other	26	—	—	10	—	—
Total	$2,566	$33	$32	$4,096	$46	$36

Information on impaired loans for the nine months ending September 30, 2016 and 2015 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2016			September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$235	$8	$8	$1,032	$37	$36
Commercial real estate:
Other	1,584	62	62	1,765	46	44
Residential real estate	757	25	24	1,015	36	27
Consumer:
Other	17	1	1	11	1	1
Total	$2,593	$96	$95	$3,823	$120	$108

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016 and December 31, 2015 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	September 30, 2016		December 31, 2015
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$99	$—	$—
Commercial real estate:
Other	—	—	—	439
Residential real estate	—	57	—	98
Total	$—	$156	$—	$537

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
September 30, 2016
Commercial	$—	$99	$—	$99	$52,295	$52,394
Commercial real estate:
Construction	—	—	—	—	31,713	31,713
Other	22	—	—	22	175,724	175,746
Residential real estate	96	—	57	153	79,049	79,202
Consumer:
Auto	—	—	—	—	1,286	1,286
Other	—	—	—	—	2,835	2,835
Subtotal	$118	$99	$57	$274	$342,902	$343,176

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2015
Commercial	$—	$—	$—	$—	$53,516	$53,516
Commercial real estate:
Construction	—	—	—	—	24,167	24,167
Other	178	—	439	617	168,673	169,290
Residential real estate	329	—	98	427	79,253	79,680
Consumer:
Auto	1	—	—	1	1,424	1,425
Other	—	—	—	—	2,704	2,704
Subtotal	$508	$—	$537	$1,045	$329,737	$330,782

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.4 million and $2.5 million as of September 30, 2016 and December 31, 2015, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 12 troubled debt restructurings reported at quarter end, all loans were on accrual status.

There were no troubled debt restructurings that occurred during the three months ending September 30, 2016 and 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2016 and 2015.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	September 30, 2016			September 30, 2015
Troubled Debt Restructurings:
Commercial real estate:
Other	—	—	—	2	1,547	1,547
Consumer	2	21	—	—	—	—
Total	2	$21	$—	2	$1,547	$1,547

Specific allocations of $228,000 and $267,000 were reported for troubled debt restructurings as of September 30, 2016 and September 30, 2015. No payment defaults or charge-offs were reported for troubled debt restructuring during  the three months ending September 30, 2016, and one troubled debt restructuring totaling $3,000 was charged off in the nine months ending September 30, 2016. No payment defaults or charge-offs were reported for troubled debt restructurings during the three and nine months ending September 30, 2015.

The terms of certain other loans were modified during the nine months ending September 30, 2016 and 2015 that did not meet the definition of a troubled debt restructuring. These loans modified during the nine months ending September 30, 2016 have a total recorded investment of $25.6 million as of September 30, 2016. These loans modified during the nine months ending September 30, 2015 had a total recorded investment of $19.2 million as of September 30, 2015. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial	$51,831	$—	$563	$—	$52,394
Commercial real estate:
Construction	31,713	—	—	—	31,713
Other	171,876	756	3,114	—	175,746
Residential real estate	78,855	—	347	—	79,202
Consumer:
Auto	1,286	—	—	—	1,286
Other	2,822	—	13	—	2,835
Total	$338,383	$756	$4,037	$—	$343,176

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial	$53,316	$—	$200	$—	$53,516
Commercial real estate:
Construction	24,167	—	—	—	24,167
Other	159,829	5,753	3,708	—	169,290
Residential real estate	79,033	—	647	—	79,680
Consumer:
Auto	1,425	—	—	—	1,425
Other	2,697	—	7	—	2,704
Total	$320,467	$5,753	$4,562	$—	$330,782

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$2,000	—	—	$2,994	—
Agency mortgage-backed securities-residential	—	29,346	—	—	29,657	—
State and municipal	—	21,829	—	—	25,222	—
Trust preferred security	—	—	1,240	—	—	1,340
Corporate bonds	—	1,009	—	—	987	—
Total investment securities	$—	$54,184	$1,240	$—	$58,860	$1,340

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

	Trust Preferred Security
	2016	2015

Balance of recurring Level 3 assets at January 1	$1,340	$1,480
Total losses for the period:
Included in other comprehensive income	(100)	(240)
Balance of recurring Level 3 assets at September 30	$1,240	$1,240

Impaired loans which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $148,000 at September 30, 2016 with a valuation allowance of $107,000.  Impaired loans which were measured for impairment using the fair value of collateral for collateral-dependent loans had a principal balance of $537,000 at December 31, 2015, with a valuation allowance of $198,000.  Increases in the provision for loan losses of $107,000 and $260,000 were recognized for the nine months ended September 30, 2016 and 2015, respectively, as a result of net changes in fair values on collateral dependent loans and other factors affecting the provision for loan losses.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $0 at September 30, 2016 and $100,000 at December 31, 2015.  Total writedowns of other real estate owned were $0 and $27,000 in the nine months ending September 30, 2016 and 2015, respectively.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at September 30, 2016. There was no other real estate owned as of September 30, 2016.

	September 30, 2016	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial	$8	Market Approach	Discounts to allow for market value of assets	(20.00)%
Residential RE	33	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(0.00)%

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2015.

	December 31, 2015	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial RE	$260	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition				(50.00)%
Residential	79	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	20%	-	60%	(30.00)%
Other real estate owned:
Commercial RE	100	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	8%	-	40%	(33.65)%

The carrying amount and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 were as follows:

		Fair Value Measurements at
		September 30, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$5,353	$5,353	$—	$—	$5,353
Interest-bearing deposits in other financial institutions	15,611	15,645	—	—	15,645
Available-for-sale-securities	55,424	—	54,184	1,240	55,424
Loans, net of allowance	338,215	—	—	339,619	339,619
Accrued interest receivable	1,547	8	270	1,269	1,547
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$205,351	$205,351	$—	$—	$205,351
Time deposits	148,478	—	148,865	—	148,865
FHLB advances	38,000	—	38,000	—	38,000
Other Borrowings	—	—	—	—	—
Subordinated debentures	5,000	—	—	2,434	2,434
Accrued interest payable	219	10	178	31	219

		Fair Value Measurements at
		December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$15,255	$15,255	$—	$—	$15,255
Interest-bearing deposits in other financial institutions	2,728	2,728	—	—	2,728
Available-for-sale-securities	60,200	—	58,860	1,340	60,200
Loans, net of allowance	325,866	—	—	326,886	326,886
Accrued interest receivable	1,680	—	337	1,343	1,680
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$216,857	$216,857	$—	$—	$216,857
Time deposits	153,531	—	153,801	—	153,801
FHLB advances	13,000	—	12,902	—	12,902
Other Borrowings	2,000	—	2,000	—	2,000
Subordinated debentures	5,000	—	—	2,434	2,434
Accrued interest payable	213	9	177	27	213

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2016 and 2015.

	Quarter ended September 30, 2016			Quarter ended September 30, 2015
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,135			$775
Dividends on preferred stock during the year	(124)			(131)
Net income available to common shareholders	$1,011	2,000,148	$0.50	$644	1,968,777	$0.33

Effect of dilutive securities
Convertible preferred stock	124	539,175		131	568,890
Performance share units	—	2,313		—	—
Stock options	—	78		—	—
Warrants	—	—		—	—

Diluted earnings per share

Net income available to common stockholders and assumed conversions	$1,135	2,541,714	$0.45	$775	2,537,667	$0.31

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$3,114			$2,456
Dividends on preferred stock during the year	(371)			(389)
Net income available to common shareholders	$2,743	1,997,577	$1.37	$2,067	1,968,777	$1.05

Effect of dilutive securities
Convertible preferred stock	371	540,761		389	568,890
Performance share units	—	4,235		—	—
Stock options	—	104		—	—
Warrants	—	—		—	57,223

Diluted earnings per share

Net income available to common stockholders and assumed conversions	$3,114	2,542,677	$1.23	$2,456	2,594,890	$0.95

Stock options for 26,571 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2015 because they are anti-dilutive. There were no anti-dilutive stock options at September 30, 2016.

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of September 30, 2016 and December 31, 2015, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. For 2016, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 0.625% as of September 30, 2016.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$47,575	13.03%	$29,214	8.0%	N/A	N/A
Citizens First Bank, Inc.	47,396	12.98%	29,207	8.0%	$36,509	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,001	11.78%	21,911	6.0%	N/A	N/A
Citizens First Bank, Inc.	42,828	11.73%	21,905	6.0%	29,207	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	30,734	8.42%	16,433	4.5%	N/A	N/A
Citizens First Bank, Inc.	42,828	11.73%	16,429	4.5%	23,731	6.5%

Tier I Leverage Capital to average assets
Consolidated	43,001	9.82%	17,516	4.0%	N/A	N/A
Citizens First Bank, Inc.	42,828	9.78%	17,513	4.0%	21,891	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

Note 8 - Preferred Stock

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The Cumulative Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance. As of September 30, 2016, 13 preferred shares have converted to 29,575 common shares.

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

Results of Operations

For the quarter ended September 30, 2016, we reported net income of $1.14 million or $0.45 per diluted common share, compared to net income of $775,000, or $0.31 per diluted common share in the third quarter of 2015, an increase of $360,000.  The increase in net income is attributable to a reduction in non-interest expenses of $385,000, combined with an increase in net interest income of $165,000.  The reduction in non-interest expense is related to a branch disposal loss of $262,000 that occurred in 2015, and a reduction in professional fees of $85,000.  The increase in net interest income is the result of an increase in earning assets over the prior year, primarily loans.

For the nine months ended September 30, 2016, we reported net income of $3.11 million or $1.23 per diluted common share, compared to net income of $2.46 million, or $0.95 per diluted common share in the previous year. This represents an increase of $658,000, or $0.28 per share. The increase in net income is attributable to a reduction in the provision for loan losses of $285,000, combined with an increase in net interest income of $487,000, and a decrease in non-interest expenses of $167,000.  The increase in net interest income is the result of an increase in earning assets over the prior year, primarily loans.

Our annualized return on average assets, defined as net income divided by average assets, was 1.02% for the quarter ended September 30, 2016, compared to 0.72% for the quarter ended September 30, 2015. The annualized return on average assets was 0.95% for the nine months ended September 30, 2016, compared to 0.76% in September 30, 2015.  Our annualized return on average equity, defined as net income divided by average equity, was 10.75% for the quarter ended September 30, 2016, compared to 7.97% for the quarter ended September 30, 2015.  Our annualized return on average equity was 10.14% for the nine months ending September 30, 2016, compared to 8.51% for the nine months ending September 30, 2015.

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

Net interest income for the quarter ended September 30, 2016 increased $165,000, or 4.4%, compared to September 30, 2015. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

Net interest income for the nine months ended September 30, 2016 increased $487,000 or 4.3%, compared to September 30, 2015. The increase in net interest income was a result of an increase in the volume of average earning assets over the previous year.

The Company’s net interest margin was 3.83% for the three months ended September 30, 2016, and 3.84% for the three months ended September 30, 2015, a decrease of 1 basis point.  The net interest margin decreased due to a decline in the yield on loans.  The net interest margin for the nine months ended September 30, 2016 was 3.89%, compared to 3.84% in 2015.  The increase of 5 basis points is attributable to both a decrease in the cost of average interest-bearing liabilities and an increase in the yield on earning assets.

The following tables set forth for the quarter and nine months ended September 30, 2016 and 2015, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2016			2015
	Average	Income/	Average	Average	Income/	Average
Quarter ended September 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$843	$1	0.47%	$15,122	$9	0.24%
Interest-bearing deposits in other financial institutions	11,015	21	0.76%	1,609	6	1.48%
Available-for-sale securities (1)
Taxable	34,671	156	1.79%	35,146	159	1.79%
Nontaxable	21,282	218	4.08%	23,951	258	4.27%
Federal Home Loan Bank stock	2,025	20	3.93%	2,025	20	3.92%
Loans receivable (2)	344,733	4,213	4.86%	319,053	4,050	5.04%
Total interest earning assets	414,569	4,629	4.44%	396,906	4,502	4.50%
Non-interest earning assets	27,473			31,425
Total Assets	$442,042			$428,331

Interest-bearing liabilities:
NOW Accounts	$115,788	$117	0.40%	$111,703	$104	0.37%
Money market Accounts	21,103	16	0.30%	25,887	24	0.37%
Savings accounts	21,613	10	0.18%	20,703	10	0.19%
Time deposits	145,968	377	1.03%	163,350	425	1.03%
Total interest-bearing deposits	304,472	520	0.68%	321,643	563	0.69%
Borrowings	37,490	89	0.94%	15,696	74	1.87%
Subordinated debentures	5,000	30	2.39%	5,000	25	1.98%
Total interest-bearing liabilities	346,962	639	0.73%	342,339	662	0.77%
Non-interest bearing deposits	50,480			44,984
Other liabilities	2,598			2,492
Total liabilities	400,040			389,815
Stockholders’ equity	42,002			38,516
Total Liabilities and Stockholders’ Equity	$442,042			$428,331
Net interest income		$3,990			$3,840

Net interest spread (1)			3.71%			3.73%
Net interest margin (1) (3)			3.83%			3.84%
Return on average assets ratio			1.02%			0.72%
Return on average equity ratio			10.75%			7.98%
Average equity to assets ratio			9.50%			8.99%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2016			2015
	Average	Income/	Average	Average	Income/	Average
Nine months ended September 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$3,723	$14	0.50%	$18,308	$30	0.22%
Interest-bearing deposits in other financial institutions	5,510	43	1.04%	596	7	1.57%
Available-for-sale securities (1)
Taxable	36,619	510	1.86%	34,675	465	1.79%
Nontaxable	22,369	696	4.16%	24,000	784	4.37%
Federal Home Loan Bank stock	2,025	61	4.02%	2,025	61	4.03%
Loans receivable (2)	338,751	12,478	4.92%	319,939	12,107	5.06%
Total interest earning assets	408,997	13,802	4.51%	399,543	13,454	4.50%
Non-interest earning assets	29,106			30,639
Total Assets	$438,103			$430,182

Interest-bearing liabilities:
NOW Accounts	$123,437	$365	0.39%	$111,813	$302	0.36%
Money market Accounts	23,543	$63	0.36%	$25,894	$74	0.38%
Savings accounts	21,186	29	0.18%	20,207	29	0.19%
Time deposits	143,779	1,105	1.03%	163,841	1,287	1.05%
Total interest-bearing deposits	311,945	1,562	0.67%	321,755	1,692	0.70%
Borrowings	28,949	228	1.05%	18,538	219	1.58%
Subordinated debentures	5,000	86	2.30%	5,000	73	1.95%
Total interest-bearing liabilities	345,894	1,876	0.72%	345,293	1,984	0.77%
Non-interest bearing deposits	48,886			44,163
Other liabilities	2,296			2,153
Total liabilities	397,076			391,609
Stockholders’ equity	41,027			38,573
Total Liabilities and Stockholders’ Equity	$438,103			$430,182
Net interest income		$11,926			$11,470

Net interest spread (1)			3.78%			3.73%
Net interest margin (1) (3)			3.89%			3.84%
Return on average assets ratio			0.95%			0.76%
Return on average equity ratio			10.14%			8.51%
Average equity to assets ratio			9.36%			8.97%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2016 and 2015.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30,
	2016 Vs. 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	27	(43)	(16)
Interest-bearing deposits in other financial institutions	(67)	103	36
Available-for-sale securities	—	—	—
Taxable	(2)	47	45
Nontaxable (1)	7	(95)	(88)
Federal Home Loan Bank stock	—	—	—
Loans, net	(901)	1,272	371
Total Net Change in income on interest-earning assets	(936)	1,284	348

Interest-bearing liabilities:
NOW Accounts	7	56	63
Money market accounts	1	(12)	(11)
Savings accounts	(3)	3	—
Time deposits	100	(282)	(182)
FHLB and other borrowings	(38)	(92)	(130)
Subordinated debentures	(211)	220	9
Total Net Change in expense on interest-earning liabilities	(144)	(107)	(251)
Net change in net interest income	(792)	1,391	599
Percentage Change	-132.3%	232.3%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

There was no provision for loan losses recorded for the third quarter of 2016 or for the third quarter of 2015. The allowance for loan losses to total loans was 1.45% of total loans at September 30, 2016 compared to 1.53% at September 30, 2015. Net charge-offs (recoveries) were ($12,000) for the third quarter of 2016 compared to ($38,000) in the third quarter of 2015.

(Credit) provision expense for the nine month ended September 30, 2016 decreased $285,000, from $200,000 to ($85,000). Net charge-offs (recoveries) were ($130,000) for the nine months ended September 30, 2016 compared to $64,000 for the nine months ended September 30, 2015.

Non-Interest Income

Non-interest income for the three months ended September 30, 2016 increased $12,000, or 1.4%, compared to the three months ended September 30, 2015, primarily due to gain on the sale of mortgage loans.

Non-interest income for the nine months ended September 30, 2016 increased $103,000, or 4.4%, compared to the nine months ended September 30, 2015, primarily due to gains on sale of securities and gains on sale of mortgage loans, offset by a decline in lease income and non-deposit brokerage fees.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2016 decreased $385,000, or 10.9%, compared to the three months ended September 30, 2015, primarily due to a branch disposal loss of $262,000 that occurred in 2015, and a reduction in professional fees of $85,000.

Non-interest expense for the nine months ended September 30, 2016 decreased $167,000, or 1.7%, compared to the nine months ended September 30, 2015, primarily due to branch disposal losses of $235,000 and professional fees of $119,000, partially offset by an increase in personnel expenses, which were a result of normal salary adjustments.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2016 and 2015.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2016 and 2015. The effective tax rate for the third quarter of 2016 was 30.2% compared to a 27.1% effective tax rate for the third quarter of 2015. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at September 30, 2016 were $441.7 million, an increase of $9.5 million, or 2.2%, from $432.2 million at December 31, 2015.  Average assets during the third quarter were $442.0 million, an increase of 3.2%, or $13.7 million, from $428.3 million in the third quarter of 2015.  Average interest earning assets increased 4.4%, or $17.6 million, from $397.0 million in the third quarter of 2015 to $414.6 million in the third quarter of 2016.

Loans

Loans increased $12.4 million, or 3.75%, from $330.8 million at December 31, 2015 to $ 343.2 million at September 30, 2016.  Total loans averaged $344.7 million the third quarter of 2016, compared to $319.1 million the third quarter of 2015, an increase of $25.6 million, or 8.02%.  We experienced an increase in the commercial real estate portfolio during the first nine months of the year compared to December 31, 2015. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2016		December 31, 2015
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$52,394	15.27%	$53,516	16.18%
Commercial real estate	207,459	60.45%	193,457	58.48%
Residential real estate	79,202	23.08%	79,680	24.09%
Consumer	4,121	1.20%	4,129	1.25%
	$343,176	100.00%	$330,782	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of September 30, 2016, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.9 million to $11.3 million.  The aggregate amount of these credit relationships was $113.5 million. As of December 31, 2015, our twenty largest credit relationships consisted of loans and loan commitments ranging from $3.8 million to $6.6 million.  The aggregate amount of these credit relationships was $95.9 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2016 and December 31, 2015.

As of September 30, 2016, we had $17.0 million of participations in loans purchased from, and $20.7 million of participations in loans sold to, other banks. As of December 31, 2015, we had $21.1 million of participations in loans purchased from, and $21.8 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2016.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of September 30, 2016	Year	Years	Years	Total
Commercial and agricultural	$19,788	$27,007	$5,599	$52,394
Commercial real estate	37,537	114,164	55,758	207,459
Residential real estate	7,463	37,918	33,821	79,202
Consumer	1,237	2,845	39	4,121
Total	$66,025	$181,934	$95,217	$343,176

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

	(Dollars in Thousands)
	September 30, 2016		December 31, 2015
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$565	23.08%	$524	24.09%
Consumer and other loans	24	1.20%	28	1.25%
Commercial and agricultural	548	15.27%	812	16.18%
Commercial real estate	3,752	60.45%	3,431	58.48%
Unallocated	72	0.00%	121	0.00%
Total allowance for loan losses	$4,961	100.00%	$4,916	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $72,000 at September 30, 2016 and $121,000 at December 31, 2015.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30,	December 31,
	2016	2015
Non-accrual loans	$156	$537
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	—	—
Total non-performing loans	156	537
Other real estate owned	—	100
Total non-performing assets	$156	$637

Non-performing loans to total loans	0.05%	0.16%
Non-performing assets to total assets	0.04%	0.15%
Net charge-offs (recoveries) YTD	$(130)	$104
Net charge-offs (recoveries) YTD to average YTD total loans	(0.05)%	0.03%
Allowance for loan losses to non-performing loans	3,180.13%	915.46%
Allowance for loan losses to total loans	1.45%	1.49%

Non-performing assets totaled $156,000 at September 30 2016, compared to $637,000 at December 31, 2015, a decrease of $481,000. Payoffs and paydowns of $637,000 included the charge off of $73,000 in principal deficiency balances after the disposition of collateral and the sale of $100,000 in other real estate owned, with decreases offset by the addition of $57,000 in residential real estate loans and $100,000 in commercial and agricultural loans.

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

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, a corporate bond, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $59.0 million for the first nine months of 2016, compared to $58.7 million for 2015.

The tables below present the maturities and yield characteristics of securities as of September 30, 2016 and December 31, 2015.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
September 30, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,998	$—	$—	$1,998	$2,000
Agency mortgage-backed securities: (1)	171	23,156	5,471	—	28,798	29,346
Municipal securities	1,305	9,716	7,825	2,380	21,226	21,829
Trust preferred security	—	—	—	1,883	1,883	1,240
Corporate bond	—	—	1,000	—	1,000	1,009
Total available-for-sale securities	$1,476	$34,870	$14,296	$4,263	$54,905	$55,424

Percent of total	2.69%	63.51%	26.04%	7.76%	100.00%

Weighted average yield(2)	2.90%	2.40%	3.43%	4.05%	2.79%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on September 2016 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2015	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$2,998	$—	$—	$2,998	$2,994
Agency mortgage-backed securities: (1)	315	24,389	4,742	—	29,446	29,657
Municipal securities	1,126	10,838	8,086	4,591	24,641	25,222
Trust preferred security	—	—	—	1,880	1,880	1,340
Corporate bond	—	—	1,000	—	1,000	987
Total available-for-sale securities	$1,441	$38,225	$13,828	$6,471	$59,965	$60,200

Percent of total	2.4%	63.75%	23.06%	10.79%	100%

Weighted average yield(2)	4.31%	2.45%	3.43%	4.07%	2.88%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2015 prepayment projections.

(2)The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at September 30, 2016 were $353.8 million, a decrease of $16.6 million, or 4.5%, compared to $370.4 million at December 31, 2015.  Total deposits averaged $355.0 million the third quarter of 2016, a decrease of $11.6 million, or 3.2%, compared to $366.6 million during the third quarter of 2015.

Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $11.2 million and $11.5 million at September 30, 2016 and December 31, 2015, respectively. Time deposits of $100,000 or more totaled $62.8 million at September 30, 2016, compared to $73.4 million at December 31, 2015.  Interest expense on time deposits of $100,000 or more was $569,000 for the nine months ended September 30, 2016, compared to $615,000 for the nine months ended September 30, 2015.  Our cost has decreased as these certificates of deposit matured and were renewed at lower current market rates.  The following table shows the maturities of time deposits as of September 30, 2016.

(Dollars in Thousands)
September 30, 2016
Three months or less	$24,691
Over three through six months	26,125
Over six through twelve months	40,995
Over one year through three years	46,299
Over three years through five years	10,367
Over five years	1
Total	$148,478

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of September 30, 2016 were $38.0 million compared to $13.0 million at December 31, 2015. Rates vary based on the term to repayment, and are summarized below as of September 30, 2016:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	October 21, 2016	0.7%	5,000
Fixed	December 2, 2016	0.9%	5,000
Fixed	January 18, 2017	0.65%	5,000
Fixed	January 30, 2017	0.65%	2,000
Fixed	April 25, 2017	0.89%	5,000
Fixed	May 12, 2017	0.77%	5,000
Fixed	July 28, 2017	0.84%	3,000
Fixed	April 20, 2018	1.05%	5,000
Fixed	May 24, 2019	1.72%	3,000
			$38,000

At September 30, 2016, we had available collateral to borrow an additional $37.3 million from the FHLB compared to $63.5 million at December 31, 2015.

Other Borrowings.  In 2015, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2016, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of September 30, 2016 there was no balance on the line compared to a balance of $2.0 million at December 31, 2015.

At September 30, 2016, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of September 30, 2016 or December 31, 2015.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of September 30, 2016 was 2.30%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $42.4 million at September 30, 2016 from $39.5 million at December 31, 2015.  The book value per common share improved to $17.56 at September 30, 2016 compared to $16.18 at December 31, 2015.  The Company has paid $0.08 per share in common dividends year-to-date in 2016, and declared a dividend of $0.08 per share in October, 2016 to be paid in November, 2016.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is currently convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends).  Approximately 5% of preferred shareholders (holding 13 shares of Preferred Stock) have converted their shares into 29,575 shares of common stock as of September 30, 2016.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of September 30, 2016 is 0.625%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of September 30, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$47,575	13.03%	$29,214	8.0%	N/A	N/A
Citizens First Bank, Inc.	47,396	12.98%	29,207	8.0%	$36,509	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,001	11.78%	21,911	6.0%	N/A	N/A
Citizens First Bank, Inc.	42,828	11.73%	21,905	6.0%	29,207	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	30,734	8.42%	16,433	4.5%	N/A	N/A
Citizens First Bank, Inc.	42,828	11.73%	16,429	4.5%	23,731	6.5%

Tier I Leverage Capital to average assets
Consolidated	43,001	9.82%	17,516	4.0%	N/A	N/A
Citizens First Bank, Inc.	42,828	9.78%	17,513	4.0%	21,891	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

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

At September 30, 2016, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 8.20% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease .69%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Oct 2016 - Sept 2017

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$18,123,055	$2,674,492	17.31%
+300	17,425,360	1,976,797	12.80%
+200	16,715,586	1,267,023	8.20%
Base	15,448,563	—	—%
-200	15,342,354	(106,209)	(0.69)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

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

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the nine months ended September 30, 2016 and September 30, 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2016 and September 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: November 10, 2016	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: November 10, 2016	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer