Form 10-K
period 2016-12-31
CITIZENS FIRST CORP
filed 2017-03-23
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. .    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..    Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files)    Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $26,192,515 as of June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,019,052 shares of common stock as of March 23, 2017

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 17, 2017 are incorporated by reference into Part III.

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

Item 1.  Business

Overview

We are a Kentucky corporation organized in 1975 for the purpose of conducting business as an investment club. We are headquartered in Bowling Green, Kentucky.  In late 1998 and early 1999 we received regulatory approval to serve as the bank holding company for Citizens First Bank, Inc. (the “Bank”), a Kentucky state chartered bank that commenced operations on February 19, 1999. The Bank currently conducts full-service community banking operations from eight (8) locations in the Kentucky counties of Barren, Hart, Simpson and Warren, and a loan production office in Williamson County, Tennessee.

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

As of December 31, 2016, we had total assets of $455.4 million, total loans of $359.4 million, deposits of $370.4 million and stockholders’ equity of $42.4 million.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2016, we had total loans of $359.4 million, representing 78.9% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2016, commercial loans amounted to $60.4 million, or 16.8% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.  At December 31, 2016, our commercial loans had an average size of $104,000 and the largest loan was $5.0 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2016, total commercial real estate loans amounted to $216.5 million, or 60.2% of our loan portfolio. At December 31, 2016, our commercial real estate loans had an average size of $420,000 and the largest loan was $5.1 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. We also offer home equity loans and home equity lines of credit.  Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate.  Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years.  We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2016, total residential real estate loans amounted to $78.4 million, or 21.8% of our loan portfolio. At December 31, 2016, our residential real estate mortgage loans had an average size of $69,000 and the largest loan was $2.4 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market.  We receive fees in connection with the sale of mortgage loans, with these fees aggregating $376,000 and $233,000 for the years ending December 31, 2016 and 2015, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

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

We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  At December 31, 2016, total consumer loans amounted to $4.1 million, or 1.1% of our loan portfolio. At December 31, 2016, our consumer loans had an average size of $5,000, and the largest loan was $240,000.

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

Deposit Products

Our principal source of funds is core deposits.  We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.  We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses.  We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers.  In some cases, we require business customers to maintain minimum balances.  We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.  At December 31, 2016, we had total deposits of $370.4 million.

Other Banking Services

Our retail banking strategy is to offer basic banking products and services that are attractively priced and easily understood by the customer.  We focus on making our products and services convenient and readily accessible to the customer.  In addition to banking during normal business hours, we offer extended drive-through hours, ATMs, and banking by telephone, mail and personal appointment.  We have ten ATMs located within our markets. We also provide debit cards, credit cards, safekeeping and safe deposit boxes, ACH and other direct deposit services, savings bond redemptions, cashier’s checks, travelers’ checks and letters of credit.  We have also established relationships with correspondent banks and other independent financial institutions to provide other services requested by customers, including cash management services, wire transfer services, and loan participations where the requested loan amount exceeds the lending limits imposed by law or by our policies.  We maintain an internet banking website at www.citizensfirstbank.com, which allows customers to obtain account balances and transfer funds among accounts.  The website also provides online bill payment and electronic delivery of customer statements.

We provide title insurance services to mortgage loan customers for a fee.  Through third party providers, we offer other insurance services and trust services and receive a fee for referrals.  We offer non-deposit investment services and products through an agreement with a broker-dealer.  We earn advisory fees and commissions from the sale of these services and products.  The objective of offering these products and services is to generate fee income and strengthen relationships with our customers.

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

Along with its headquarters in Bowling Green, the Bank currently operates eight (8) full-service banking facilities in the counties of Warren, Simpson, Barren and Hart in south central Kentucky, as well as a loan production office in Williamson County, Tennessee. Our market area consists primarily of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. As of June 30, 2016, there were 20 financial institutions operating a total of 56 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of six offices in Hart County and eight financial institutions operating 20 offices in Barren County.

Employees

At December 31, 2016, we had 95 full-time equivalent employees.  Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2016. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banking organizations. Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Some of the regulation related to these reforms are still in the implementation stage and, as a result, there is significant uncertainty concerning their ultimate impact on us.

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

We are subject to numerous state and federal statutes and regulations that affect our business activities and operations, including restrictions on loan limits, interest rates, “insider” loans to officers, directors, and principal shareholders, tie-in arrangements and transactions with affiliates, among other things.  Federal and state regulators also have authority to impose substantial sanctions on the Bank and its directors and officers if we engage in unsafe or unsound practices, or otherwise fail to comply with regulatory standards. Supervisory agreements, such as memoranda of understanding entered into with federal and state bank regulators, may also impose requirements and reporting obligations.

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

Capital Requirements

We are required to comply with the capital adequacy standards established by the Federal Reserve at the holding company level, and the FDIC at the bank level. In July 2013, the Federal Reserve issued final rules (and the FDIC issued interim final rules that were adopted as final rules in April 2014) to implement the Basel III capital accord, as well as certain requirements of the Dodd-Frank Act.

The final capital rules substantially revised the capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank. In addition, the capital rules modified the types of capital instruments that may be included in regulatory capital and how certain assets are risk-weighted for purposes of these calculations. The final rules implementing the Basel III regulatory capital reforms became effective as to the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

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

The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The preamble to the final rules states that these quantitative calculations are minimums and that the agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

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

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank elected to opt-out of this requirement.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. These requirements provide for a minimum ratio of Tier 1 capital to total consolidated quarterly average assets (as defined for regulatory purposes), net of the loan loss reserve, goodwill and certain other intangible assets (the “leverage ratio”), of 4.0% for all bank holding companies.

Failure to meet statutorily mandated capital requirements or more restrictive ratios separately established for a financial institution by its regulators could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of intereset that the institution my pay on its deposits and other resterictions on its business.

Safety and Soundness Standards

Guidelines adopted by the federal bank regulatory agencies pursuant to the Federal Deposit Insurance Act (FDIA) establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the FDIA. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Prompt Corrective Action

The FDIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.  As of December 31, 2016, the Bank was well-capitalized.

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

Dividends

We are a legal entity separate and distinct from the Bank. The principal source of our cash flow is dividends paid to us by the Bank. Statutory and regulatory limitations apply to the Bank’s ability to pay dividends to us as well as to our ability to pay dividends to our shareholders.  Under Kentucky law, the Company is not permitted to pay dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or the corporation becoming unable to pay debts as they come due.

In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes limitations on the Company’s ability to pay dividends.  As noted above, effective January 1, 2016, Federal Reserve limitations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer, which will increase each year until January 1, 2019.

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

The payment of dividends by the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIA, an insured institution may not pay a dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements stating that bank holding companies and insured banks should generally pay dividends only out of current operating earnings, and the new capital rules prohibit the payment of dividends when a holding company or insured depository institution is not in compliance with the capital conservation buffer described elsewhere in this report.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Bank Secrecy Act, governing how banks and other firms report certain currency transactions and maintain appropriate safeguards against “money laundering” activities;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws.

•	The Bank’s deposit operations are subject to the:

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

The Dodd-Frank Act and the rules and regulations promulgated thereunder significantly impacted the United States bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The scope and impact of many of the Dodd-Frank Act provisions, including the authority provided to the CFPB, will continue to be determined over time as rules and regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd- Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, results of operations and our ability to pay dividends. However, it is expected that at a minimum they will increase our operating and compliance costs. Compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms were effective as to the Company and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 riskbased capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total riskbased capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in over a three year periodbeginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2016, commercial real estate loans accounted for 60.2% of our loan portfolio and commercial and agricultural loans accounted for 16.8% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

Approximately 85% of our loan portfolio as of December 31, 2016 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2016, consumer residential real estate loans represented approximately 21.8% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Bank offers, is highly dependent upon the business environment in markets where the Bank operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, or a combination of these or other factors. Although the domestic economy has been in the recovery phase since 2009, the recovery is modest and there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. Continuation of the slow recovery or another economic downturn or sustained, high unemployment levels may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2016, our goodwill and other identifiable intangible assets totaled approximately $4.3 million. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

We face security risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

Our computer systems and network infrastructure are subject to security risks and could be susceptible to cyber-attacks, such as denial of service attacks, hacking, terrorist activities or identity theft. Financial services institutions and companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. Denial of service attacks have been launched against a number of financial services institutions. These denial of service attacks have not breached our data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior.

Despite efforts to ensure the integrity of our systems, we may not be able to anticipate all security breaches of these types, nor may we be able to implement guaranteed preventive measures against such security breaches. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and application.

A successful penetration or circumvention of system security could cause us serious negative consequences, including significant disruption of operations, misappropriation of confidential information, or damage to our computers or systems or those of our customers and counterparties. A successful security breach could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on the Company.

We rely on third parties to provide key components of our business infrastructure.

We rely on third-party service providers to leverage subject matter expertise and industry best practice, provide enhanced products and services, and reduce costs. Although there are benefits in entering into third-party relationships with vendors and others, there are risks associated with such activities. When entering a third-party relationship, the risks associated with that activity are not passed to the third-party but remain our responsibility. Increased risk could occur based on poor planning, oversight, control, and inferior performance or service on the part of the third party, and may result in legal costs or loss of business. Any problems caused by third-party service providers could adversely affect our ability to deliver products and services to our customers and to conduct our business. Replacing a third-party service provider could also take a long period of time and result in increased expenses.

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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or chargeoffs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Many state and municipal governments, including the Commonwealth of Kentucky, are under financial stress due to the economy. As a result, these governments could seek to increase their tax revenues through increased tax levies which could have a meaningful impact on our results of operations. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or informal enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, including informal supervisory actions, could lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

Our capital stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2016, our total liabilities were approximately $413 million, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of the Bank fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt securities.

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

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

We currently operate in Warren, Simpson, Barren and Hart Counties in Kentucky, as well as Williamson County, Tennessee.

Type of Office	Location	Leased or Owned

Corporate Office	1065 Ashley Street Bowling Green, Kentucky	Owned

Main Office	1805 Campbell Lane Bowling Green, Kentucky	Leased(1)

Branch	987 Lehman Avenue Bowling Green, Kentucky	Owned

Branch	1200 S. Main Street Franklin, Kentucky	Owned

Branch	204 East Main Street Horse Cave, Kentucky	Owned

Branch	760 West Cherry Glasgow, Kentucky	Owned

Branch	607 S L Rogers Well Blvd Glasgow, Kentucky	Leased

Branch	656 North Main Street Munfordville, Kentucky	Leased

Branch	1700 Scottsville Road Bowling Green, Kentucky	Owned

Loan Production Office	3301 Aspen Grove Drive, Ste.200 Franklin, Tennessee	Leased

(1)	We sold this branch in the fourth quarter of 2006 to an unrelated party and leased it back.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 23, 2017, there were approximately 724 beneficial owners of the Company’s common stock, including 111 shareholders of record and, to the best knowledge of the Company,  approximately 613 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low closing sales price information for our common stock for the periods indicated:

2016	High	Low

Fourth Quarter	$18.25	$16.00

Third Quarter	17.00	14.23

Second Quarter	15.00	13.76

First Quarter	14.25	13.34

2015	High	Low

Fourth Quarter	$14.35	$12.66

Third Quarter	13.20	12.51

Second Quarter	12.85	12.00

First Quarter	12.69	11.90

We paid a cash dividend of $0.16 per share on our common stock in 2016, compared to $0.08 per share in 2015.  Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements. Quarterly dividends are payable on our cumulative perpetual preferred stock, prior and in preference to the payment of dividends on our common stock, at an annual fixed rate of 6.5%.  See Item 1, “Business — Supervision and Regulation” for additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2016, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities		for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation
	Outstanding	Outstanding	plans
	Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	reflected in Column a
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	18,300	$ $ 13.20	81,700
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

Item 6. Selected Financial Data.

Not Applicable

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

Overview of 2016

Significant developments for the year ended December 31, 2016 were:

•	Net income increased 16.9% or $610,000, from a net income of $3.61 million in 2015 to $4.22 million in 2016. Net income increased primarily due to an increase in net interest income of $536,000.

•

Diluted earnings per share increased 18.6%, or $0.26 per common share, from $1.40 in 2015 to $1.66 in 2016.  Earnings per share improved due to the increased net income combined with a decline in $25,000 of preferred stock dividends, a result of the conversion of 13 preferred shares to 29,575 common shares.

•

Net interest margin remained consistent during 2016, increasing 1 basis point to 3.87% for 2016 compared to 3.86% for 2015.  We experienced a decline in both the yield on average earnings assets and the cost of average interest-bearing liabilities.

•	Nonperforming assets decreased to $23,000, or 0.01% of total assets at December 31, 2016, compared to $637,000, or 0.15% of total assets at December 31, 2015.

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

Goodwill and Other Intangibles

Management is required to assess goodwill and other intangible assets annually for impairment or more often if certain factors are identified which could imply potential impairment. This assessment involves preparing analyses of market multiples for similar operations, and estimating the fair value of the reporting unit to which the goodwill is allocated. If the analysis results in an estimate of fair value materially less than the carrying value we would be required to take a charge against earnings to write down the asset to the lower fair value. Based on management’s assessment completed with the help of an outside valuation firm, we believe our goodwill of $4.1 million and other identifiable intangibles of $194,000 are not impaired and are properly recorded in the consolidated financial statements as of December 31, 2016.

Valuation of Deferred Tax Asset

We evaluate deferred tax assets quarterly. We will realize this asset to the extent we are profitable or able to carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax planning strategies to maximize realization of the deferred tax assets.  Management believes we will generate sufficient operating earnings to realize the deferred tax asset.  Examinations of our income tax returns or changes in tax law may impact the tax liabilities and resulting provisions for income taxes. Future decreases in the corporate tax rate could result in a loss of value of the Company’s deferred tax assets, but would reduce future income tax expense.

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

For the year ended December 31, 2016, net interest income was $15.6 million, an increase of $536,000, or 3.6%, from net interest income of $15.1 million in 2015.  Net interest income increased primarily from an increase in the volume of average earning assets of $11.6 million, led by our increase in average loans.

Interest rates increased in the fourth quarter of 2016, which was evidenced by the Federal Reserve increasing the discount rate 25 basis points at their December meeting.  The prime rate remained stable throughout most of 2016 at 3.50%, but increased to 3.75% in December, 2016.

Net Interest Analysis Summary

	2016	2015

Average yield on interest earning assets	4.49%	4.52%
Average rate on interest bearing liabilities	0.73%	0.76%
Net interest spread	3.76%	3.76%
Net interest margin	3.87%	3.86%

Our average interest-earning assets were $411.0 million for 2016, compared with $399.4 million for 2015, a $11.6 million, or 2.9% increase primarily attributable to an increase in loans.  Average loans were $340.8 million for 2016, compared with $322.3 million for 2015, an increase of $18.5 million, or 5.7%.  Our total interest income on a tax-equivalent basis increased 2.2% to $18.4 million for 2016, compared with $18.0 million for 2015.  The change was due primarily to the increased volume of interest-earning assets.

Our average interest-bearing liabilities increased $2.2 million, or 0.6%, to $346.2 million for 2016, compared with $344.0 million for 2015.  Our total interest expense decreased $78,000, or 3.0%, to $2.5 million for 2016, compared with $2.6 million during 2015.  The change was due primarily to a decrease in the rates on FHLB borrowings and a decrease in the volume of time deposits.  We also experienced a growth in non-interest bearing deposits of $4.4 million, or 9.8%, to $49.7 million for 2016, compared with $45.2 million for 2015.

The following table sets forth for the years ended December 31, 2016 and 2015 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)      Year Ended December 31,

	2016			2015
	Average	Income/	Average	Average	Income/	Average
Year ended December 31,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$2,787	$14	0.50%	$15,258	$36	0.24%
Interest-bearing deposits in other financial institutions	7,427	68	0.92%	1,100	17	1.55%
Available-for-sale securities (1)
Taxable	36,194	672	1.86%	34,718	632	1.82%
Nontaxable	21,780	892	4.10%	24,063	1,039	4.32%
Federal Home Loan Bank stock	2,025	81	4.00%	2,025	81	4.00%
Loans receivable (2)	340,837	16,713	4.90%	322,256	16,230	5.04%
Total interest earning assets	411,050	18,440	4.49%	399,420	18,035	4.52%
Non-interest earning assets	28,578			30,760
Total Assets	$439,628			$430,180

Interest-bearing liabilities:
NOW Accounts	$121,600	$486	0.40%	$112,505	$409	0.36%
Money market Accounts	23,749	$88	0.37%	$25,716	$96	0.37%
Savings accounts	21,225	39	0.18%	20,076	38	0.19%
Time deposits	144,565	1,491	1.03%	162,254	1,686	1.04%
Total interest-bearing deposits	311,139	2,104	0.68%	320,551	2,229	0.70%
Borrowings	30,075	307	1.02%	18,448	279	1.51%
Subordinated debentures	5,000	118	2.36%	5,000	99	1.98%
Total interest-bearing liabilities	346,214	2,529	0.73%	343,999	2,607	0.76%
Non-interest bearing deposits	49,689			45,237
Other liabilities	2,290			2,218
Total liabilities	398,193			391,454
Stockholders’ equity	41,435			38,726
Total Liabilities and Stockholders’ Equity	$439,628			$430,180
Net interest income		$15,911			$15,428

Net interest spread (1)			3.76%			3.76%
Net interest margin (1) (3)			3.87%			3.86%
Return on average assets ratio			0.96%			0.84%
Return on average equity ratio			10.20%			9.32%
Average equity to assets ratio			9.43%			9.00%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%.

(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(3)	Net interest income as a percentage of average interest-earning assets.

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

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2016
	Vs. 2015
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	7	(29)	(22)
Interest-bearing deposits in other financial institutions	(47)	98	51
Available-for-sale securities:
Taxable	13	27	40
Nontaxable (1)	(48)	(99)	(147)
Federal Home Loan Bank stock	—	—	—
Loans, net	(452)	935	483
Total Net Change in income on interest-earning assets	(527)	932	405

Interest-bearing liabilities:
NOW Accounts	44	33	77
Money market accounts	(1)	(7)	(8)
Savings accounts	(1)	2	1
Time deposits	(11)	(184)	(195)
FHLB and other borrowings	(60)	(65)	(125)
Subordinated debentures	(148)	176	28
Total Net Change in expense on interest-earning liabilities	(177)	(47)	(224)
Net change in net interest income	(350)	979	629
Percentage Change	-55.7%	155.7%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision for loan losses for 2016 was $(85,000), or (0.01)% of average loans, compared to a provision of $135,000, or 0.04% of average loans during 2015.  We had net charge-offs (recoveries) totaling $(23,000) during 2016, compared to $104,000 during 2015.  We consider the size, volume and credit quality of the loan portfolio as well as recent economic and other external influences to record the allowance for loan losses and provision for loan losses that is directionally consistent with our loan portfolio.

Non-interest Income

Non-interest income decreased 0.2%, or $8,000, from $3.3 million in 2015 to $3.3 million in 2016. Gains on the sale of mortgage loans increased $142,000 due to increased volume of loans sold in the secondary market.  Other non-interest income decreased $82,000, due to a $95,000 gain on the sale of a loan which was recorded in 2015. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2016	2015	(Decrease)
Service charges on deposit accounts	$1,396	$1,421	$(25)
Other non-interest income	676	758	(82)
Gain on sale of mortgage loans held for sale	375	233	142
Non-deposit brokerage fees	315	364	(49)
Lease income	207	245	(38)
Bank-owned life insurance	177	181	(4)
Gain on the sale of available-for-sale securities	126	78	48
	$3,272	$3,280	$(8)

Non-interest Expense

Non-interest expense decreased 1.8%, or $240,000, from $13.2 million in 2015 to $13.0 million in 2016.  Professional fees decreased $245,000 due to lower legal and collection expenses. Other expenses decreased $166,000, of which $262,000 is related to a loss on the disposal of a former branch facility in 2015.  Those decreases in expenses were partially offset by an increase in personnel expenses of $340,000.

The increases and decreases in expense in 2016 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2016	2015	(Decrease)
Personnel expense	$6,875	$6,535	$340
Net occupancy expense	1,927	2,019	(92)
Advertising and public relations	320	330	(10)
Professional fees	465	710	(245)
Data processing services	1,037	1,001	36
Franchise shares and deposit tax	528	533	(5)
FDIC insurance	223	244	(21)
Other real estate owned expenses	17	94	(77)
Other	1,566	1,732	(166)
	$12,958	$13,198	$(240)

Income Taxes

Income tax expense was calculated using the Company’s expected effective rate for 2016 and 2015.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities. Our statutory federal tax rate was 34.0% in both 2016 and 2015.  The effective tax rate for 2016 was 29.9%, compared to 28.2% for 2015.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Our assets at December 31, 2016 totaled $455.4 million, compared with $432.2 million at December 31, 2015, an increase of $23.2 million, or 5.4%.  Average assets increased 2.2% or $9.4 million, from $430.2 million in 2015 to $439.6 million in 2016.

Loans

Total loans averaged $340.8 million in 2016, compared to $322.3 million in 2015.  At year-end 2016, loans totaled $359.4 million, compared to $330.8 million at year-end 2015, an increase of $28.6 million, or 8.6%.  We experienced increases in the commercial and agricultural and commercial real estate portfolios in 2016.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2016		December 31, 2015
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$60,388	16.80%	$53,516	16.18%
Commercial real estate	216,511	60.25%	193,457	58.48%
Residential real estate	78,422	21.82%	79,680	24.09%
Consumer	4,070	1.13%	4,129	1.25%
	$359,391	100.00%	$330,782	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2016 and 2015 is shown in the following table:

	2016	2015

Agriculture, forestry, and fishing	8.76%	8.06%
Construction	7.38%	5.90%
Manufacturing	3.83%	3.75%
Transportation, communication, electric, gas, and sanitary services	4.07%	4.84%
Wholesale trade	3.62%	2.79%
Retail trade	4.36%	5.48%
Finance, insurance, and real estate	37.11%	34.05%
Services	18.63%	19.71%
Public administration	0.30%	0.39%
Total commercial and commercial real estate	88.06%	84.97%
Residential real estate loans	10.97%	14.01%
Other consumer loans	0.97%	1.02%
Total loans	100%	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of December 31, 2016, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $4.1 million to $11.2 million.  The aggregate amount of these credit relationships was $105.9 million, with total commitments of $119.1 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2016.

As of December 31, 2016, we had $17.7 million of participations in loans purchased from, and $24.7 million of participations in loans sold to, other banks. As of December 31, 2015, we had $21.1 million of participations in loans purchased from, and $21.8 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2016.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of December 31, 2016	Year	Years	Years	Total
Commercial and agricultural	$22,229	$29,135	$9,024	$60,388
Commercial real estate	35,174	116,990	64,347	216,511
Residential real estate	10,017	34,361	34,044	78,422
Consumer	1,137	2,890	43	4,070
Total	$68,557	$183,376	$107,458	$359,391

The table below presents loans outstanding as of December 31, 2016 with maturities greater than one year categorized by fixed and variable interest rates:

(Dollars in
As of December 31, 2016	Thousands)
Fixed Rate	$221,210
Variable Rate	69,624
Total maturities greater than one year	$290,834

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 24.7% of our earning assets as of December 31, 2016, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate remained stable at 3.50% during most of 2016 and and at 3.25% during most of 2015.  The prime rate increased to 3.50% in December, 2015 and increased to 3.75% in December 2016.  The yield on our earning assets declined during 2016 as we were not able to reinvest at the yields previously earned on loans and called and matured investments.  The cost of our interest bearing liabilities for the year ended 2016 continued to decline, which allowed the net interest margin to increase 1 basis point from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in an interest bearing sweep account, investment securities or loans.

Credit Quality and the Allowance for Loan Losses

We consider credit quality to be of primary importance. We contract with a third party CPA firm for loan review services. The scope of the engagement calls for annual review of large loan relationships (in excess of $1 million), problem credits, unsecured loans,insider relationships, and a random sample of smaller commercial credits with annual coverage of at least 50% of the outstanding loan portfolio. The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank’s loan portfolio. Management addresses any findings raised during the review process and takes appropriate actions as warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2016 and 2015, the allowance was $4.9 million. The ratio of the allowance for loan losses to total loans at December 31, 2016 was 1.35%, compared to 1.49% at December 31, 2015. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2016 and 2015.

	(Dollars in Thousands)
	2016	2015
Balance at beginning of year	$4,916	$4,885
Provision (credit) for loan losses	(85)	135
Amounts charged off:
Commercial	109	154
Commercial real estate	52	17
Residential real estate	39	57
Consumer	2	24
Total loans charged off	202	252

Recoveries of amounts previously charged off:
Commercial	144	124
Commercial real estate	52	2
Residential real estate	24	13
Consumer	5	9
Total recoveries	225	148
Net charge-offs (recoveries)	(23)	104
Balance at end of year	$4,854	$4,916

Total loans, net of unearned income:
Average	$340,837	$322,256
At December 31	$359,391	$330,782
As a percentage of average loans:
Net charge-offs (recoveries)	(0.01)%	0.03%
Provision (credit) for loan losses	(0.02)%	0.04%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	December 31, 2016		December 31, 2015
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$527	21.82%	$524	24.09%
Consumer and other loans	14	1.13%	28	1.25%
Commercial and agricultural	615	16.80%	812	16.18%
Commercial real estate	3,628	60.25%	3,431	58.48%
Unallocated	70	0.00%	121	0.00%
Total allowance for loan losses	$4,854	100.00%	$4,916	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans. Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  The unallocated portion of the allowance decreased from $121,000 at December 31, 2015 to $70,000 at December 31, 2016.

The following table sets forth selected asset quality amounts and ratios for the periods indicated:

	(Dollars in Thousands)
	2016	2015
Non-accrual loans	$23	$537
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	—	—
Total non-performing loans	23	537
Other real estate owned	—	100
Total non-performing assets	$23	$637

Non-performing loans to total loans	0.01%	0.16%
Non-performing assets to total assets	0.01%	0.15%
Net charge-offs (recoveries) YTD	$(23)	$104
Net charge-offs (recoveries) YTD to average YTD total loans	(0.01)%	0.03%
Allowance for loan losses to non-performing loans	21,104.35%	915.46%
Allowance for loan losses to total loans	1.35%	1.49%

Non-performing assets totaled $23,000 at December 31, 2016, compared to $637,000 at December 31, 2015, a decrease of $614,000. Payoffs and paydowns of $564,000 included the disposition of two other real estate owned properties sold for $100,000, and three loans totaling $73,000 that were charged off. These decreases were offset by the addition of $23,000 in residential real estate loans.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2016 consisted of two non-accrual loans totaling $23,000 and no loans over 90 days past due that are still accruing.  No other real estate  was owned at December 31, 2016.

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

We believe that the allowance for loan losses at December 31, 2016, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and tax-exempt securities of state and political subdivisions.  Securities are all classified as available-for-sale. The investment portfolio decreased by $6.7 million, or 11.1%, to $53.5 million at December 31, 2016, compared with $60.2 million at December 31, 2015.

The tables below present the maturities and yield characteristics of securities as of December 31, 2016 and 2015. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,998	$—	$—	$1,998	$1,957
Agency mortgage-backed securities: (1)	85	21,700	6,363	—	28,148	27,957
Municipal securities	1,264	9,924	7,606	2,516	21,310	21,380
Trust preferred security	—	—	—	1,884	1,884	1,240
Corporate bond	—	—	1,000	—	1,000	1,013
Total available-for-sale securities	$1,349	$33,622	$14,969	$4,400	$54,340	$53,547

Percent of total	2.48%	61.87%	27.55%	8.10%	100.00%

Weighted average yield(2)	3.06%	2.47%	3.31%	4.14%	2.85%

(1)	Agency mortgage backed securities (residential) are grouped into average lives based on December 2016 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2015	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$2,998	$—	$—	$2,998	$2,994
Agency mortgage-backed securities: (1)	315	24,389	4,742	—	29,446	29,657
Municipal securities	1,126	10,838	8,086	4,591	24,641	25,222
Trust preferred security	—	—	—	1,880	1,880	1,340
Corporate bond	—	—	1,000	—	1,000	987
Total available-for-sale securities	$1,441	$38,225	$13,828	$6,471	$59,965	$60,200

Percent of total	2.40%	63.75%	23.06%	10.79%	100.00%

Weighted average yield(2)	4.31%	2.45%	3.43%	4.07%	2.88%

(1)	Agency mortgage backed securities (residential) are grouped into average lives based on December 2015 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securitiesare calculated on a full tax-equivalent basis.

The Trust preferred security category consists of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market. No impairment charge is being taken as no loss of principal is anticipated and all payments are being received as scheduled. All rated securities are investment grade.  For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rate changes in the market and market illiquidity. The Company does not intend to sell these securities and does not believe it will be required to sell these securities.

Deferred Tax Assets

We have a net deferred tax asset of $1.5 million at December 31, 2016.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2016, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $360.8 million during 2016, a decrease of $5.0 million, or 1.4%, compared to $365.8 million during 2015.  Average deposits decreased during the year and the cost of funds declined as higher cost deposits matured and were renewed at lower rates.  Deposits at December 31, 2016 totaled $370.4 million, no change from the prior year end.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We have also implemented the use of a deposit listing service and have utilized this service to replace brokered deposits. There were $1,877,000 brokered deposits at December 31, 2016 and $1,766,000 at December 31, 2015.

Time deposits of $100,000 or more totaled $71.9 million at December 31, 2016, compared to $73.4 million at December 31, 2015.  Interest expense on time deposits of $100,000 or more was $735,000 in 2016, compared to $808,000 in 2015.  A summary of average balances and rates paid on deposits for the years ended December 31, 2016 and 2015 follows.

	(Dollars in Thousands)
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$49,689	—%	$45,237	—%
Interest bearing demand	121,600	0.40%	112,505	0.36%
Savings	44,974	0.28%	45,792	0.29%
Time	144,565	1.03%	162,254	1.04%
	$360,828	1.71%	$365,788	1.69%

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment. Total advances as of December 31, 2016 were $35.0 million.

At December 31, 2016, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2016 or 2015.

In 2016, we renewed a line of credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million and matures November 21, 2017. The line has a floor rate of 4.5% and is secured by the Bank’s common stock.  As of December 31, 2016, the line had a zero balance.

We issued $5.0 million in subordinated debentures in October, 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our interest rate as of December 31, 2016 was 2.5%, and at December 31, 2015 was 1.98%.

Information regarding our borrowings as of December 31, 2016 and 2015 is presented below:

	(Dollars in Thousands)
	2016	2015
Borrowed funds:
Balance at year end	$35,000	$15,000
Weighted average rate at year end	0.91%	1.54%
Average balance during the year	$30,075	$18,448
Weighted average rate during the year	1.02%	1.51%
Maximum month-end balance	$38,000	$21,500
Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	2.50%	1.98%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	2.36%	1.98%
Maximum month-end balance	$5,000	$5,000
Total borrowings:
Balance at year end	$40,000	$20,000
Weighted average rate at year end	1.11%	1.65%
Average balance during the year	$35,075	$23,448
Weighted average rate during the year	1.23%	1.61%
Maximum month-end balance	$43,000	$26,500

Capital

Stockholders’ equity was $42.4 million on December 31, 2016, an increase of $2.9 million, or 7.3%, from $39.5 million on December 31, 2015.  A common dividend of $0.16 per share was paid in 2016 compared to $0.08 per share in 2015. 2015 marked the first common dividend paid since 2008.  During 2015, we repurchased the 254,218 warrants issued in 2008 to the US Treasury as part of its participation in the US Treasury’s Capital Purchase Program for $1.7 million.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is currently convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends).  As of March 23, 2017, approximately 8% of preferred shareholders (holding 21 shares of Preferred Stock) have converted their shares into 47,775 shares of common stock.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also establish a “capital conservation buffer” of 2.5% to be phased in over three years, above the new regulatory minimum risk-based capital ratio. The buffer as of December 31, 2016 is .625%. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  We believe as of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which it is subject.

Capital ratios as of December 31, 2016, and 2015 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2016				December 31, 2015
	Tier I Risk- based Capital	Total Risk- based Capital	Common Equity Tier I Capital	Tier I Leverage	Tier I Risk- based Capital	Total Risk- based Capital	Common Equity Tier I Capital	Tier I Leverage

Consolidated	11.37%	12.62%	8.19%	9.97%	11.33%	12.58%	7.77%	9.46%

Citizens First Bank, Inc.	11.28%	12.53%	11.28%	9.89%	11.78%	13.03%	11.78%	9.83%

Regulatory minimum	4.00%	8.00%	4.50%	4.00%	4.00%	8.00%	4.50%	4.00%

Well-capitalized minimum	6.00%	10.00%	6.50%	5.00%	6.00%	10.00%	6.50%	5.00%

(1)

Calculated in accordance with regulatory guidelines. The well-capitalized minimum is for the Bank only. When fully phased-in on January 1, 2019, Basel III Capital Rules will require banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016:

	(Dollars in Thousands)
December 31, 2016	One Year or Less	More Than One Year but less Than Three years	More Than Three Years but less Than Five years	Five Years or More	Total
Time deposits	$90,530	$44,342	$9,621	$4	$144,497
FHLB advances	27,000	8,000	—	—	35,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	414	845	663	571	2,493
	$117,944	$53,187	$10,284	$5,575	$186,990

FHLB advances include arrangements under various FHLB credit programs. Long-term FHLB debt is more fully described in Note 9 of our Consolidated Financial Statements.  Lease commitments include the leases in place for certain branch sites.

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

At December 31, 2016, unfunded commitments to extend credit and unused lines of credit totaled $55.0 million, of which $20.0 million were at fixed rates and $35.0 million were at variable rates.  At December 31, 2015, unfunded commitments to extend credit and unused lines of credit totaled $46.3 million, of which $13.0 million were at fixed rates and $33.3 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $1.1 million and $333,000 at December 31, 2016 and 2015, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2016:

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$18,670,024	$2,790,315	17.57%
+300	17,959,804	2,080,094	13.10%
+200	17,242,216	1,362,507	8.58%
Base	15,879,709	—	—%
(200)	15,437,374	(442,335)	(2.79)%

As of December 31, 2016, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years.  During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•	Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•	Consolidated Balance Sheets - December 31, 2016 and 2015

•	Consolidated Statements of Comprehensive Income - Years ended December 31, 2016 and 2015

•	Consolidated Statements of Changes in Stockholders’ Equity - Years ended December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows - Years ended December 31, 2016 and 2015

•	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Citizens First Corporation

Bowling Green, Kentucky

We have audited the accompanying consolidated balance sheets of Citizens First Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Citizens First Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky

March 23, 2017

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)

	2016	2015

Assets
Cash and due from financial institutions	$8,542	$8,865
Federal funds sold	—	6,390
Cash and cash equivalents	8,542	15,255
Interest-bearing deposits in other financial institutions	11,018	2,728
Available-for-sale securities	53,547	60,200
Loans held for sale	264	—
Loans, net of allowance for loan losses of $4,854 and $4,916 at December 31, 2016 and December 31, 2015, respectively	354,537	325,866
Premises and equipment, net	9,390	9,998
Bank owned life insurance (BOLI)	8,351	8,174
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,622	1,680
Deferred income taxes	1,464	1,328
Goodwill and other intangible assets	4,291	4,362
Other real estate owned	—	100
Other assets	371	200
Total Assets	$455,422	$432,181
Liabilities
Deposits
Noninterest bearing	$52,322	$48,522
Savings, NOW and money market	173,620	168,335
Time	144,497	153,531
Total deposits	370,439	370,388
FHLB advances and other borrowings	35,000	15,000
Subordinated debentures	5,000	5,000
Accrued interest payable	220	213
Other liabilities	2,399	2,056
Total Liabilities	413,058	392,657
Stockholders’ Equity
6.5% cumulative preferred stock, no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 237 and 250 shares at December 31, 2016 and December 31, 2015, respectively	7,261	7,659
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,000,852 and 1,968,777 shares at December 31, 2016 and December 31, 2015, respectively	25,920	25,406
Retained earnings	9,706	6,304
Accumulated other comprehensive income (loss)	(523)	155
Total stockholders’ equity	42,364	39,524
Total liabilities and stockholders’ equity	$455,422	$432,181

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2016	2015
Interest and dividend income
Loans	$16,713	$16,230
Taxable securities	672	632
Non-taxable securities	593	688
Other	163	134
Total interest and dividend income	18,141	17,684
Interest expense
Deposits	2,103	2,229
FHLB advances	278	175
Subordinated debentures	118	99
Short-term borrowings	29	104
Total interest expense	2,528	2,607
Net interest income	15,613	15,077
Provision for loan losses (credit)	(85)	135
Net interest income after provision for loan losses (credit)	15,698	14,942
Non-interest income
Service charges on deposit accounts	1,396	1,421
Other service charges and fees	676	758
Gain on sale of mortgage loans	375	233
Non-deposit brokerage fees	315	364
Lease income	207	245
BOLI income	177	181
Gain on sale of securities available-for-sale	126	78
Total non-interest income	3,272	3,280
Non-interest expenses
Salaries and employee benefits	6,875	6,535
Net occupancy expense	1,927	2,019
Advertising and public relations	320	330
Professional fees	465	710
Data processing services	1,037	1,001
Franchise shares and deposit tax	528	533
FDIC insurance	223	244
Other real estate owned expenses	17	94
Loss on branch disposal	—	262
Other	1,566	1,470
Total non-interest expenses	12,958	13,198
Income before income taxes	6,012	5,024
Provision for income taxes	1,795	1,417
Net income	4,217	3,607
Dividends and accretion on preferred stock	495	520
Net income available for common stockholders	$3,722	$3,087
Basic earnings per common share	$1.86	$1.57
Diluted earnings per common share	$1.66	$1.40

Comprehensive income (loss), net of tax
Net income	4,217	3,607
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(83)	(51)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(595)	(138)

Total other comprehensive income (loss)	(678)	(189)
Comprehensive income	$3,539	$3,418

See Notes to Consolidated Financial Statements.

Citizens First Corporation

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2016 and 2015

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2015	$7,659	$27,072	$3,373	$344	$38,448
Net income	—	—	3,607	—	3,607
Redemption of 254,218 warrants	—	(1,706)	—	—	(1,706)
Stock based compensation	—	40	—	—	40
Change in accumulated other comprehensive income (loss)	—	—	—	(189)	(189)
Dividend declared and paid on common stock ( $.08 per share)	—	—	(157)	—	(157)
Dividend declared and paid on preferred stock	—	—	(520)	—	(520)
Balance, December 31, 2015	$7,659	$25,406	$6,304	$155	$39,524

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income	—	—	4,217	—	4,217
Conversion of cumulative preferred	(398)	398	—	—	—
Exercise of director stock options	—	32	—	—	32
Stock based compensation	—	84	—	—	84
Change in accumulated other comprehensive income (loss)	—	—	—	(678)	(678)
Dividend declared and paid on common stock ( $.16 per share)	—	—	(320)	—	(320)
Dividend declared and paid on preferred stock	—	—	(495)	—	(495)
Balance, December 31, 2016	$7,261	$25,920	$9,706	$(523)	$42,364

See Notes to Consolidated Financial Statements

Citizens First Corporation Consolidated

Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	2016	2015
Operating Activities
Net income	$4,217	$3,607
Items not requiring (providing) cash:
Depreciation	522	551
Provision (credit) for loan losses	(85)	135
Amortization of premiums and discounts on securities	310	326
Amortization of core deposit intangible	71	71
Deferred income taxes	215	248
Stock based compensation	84	40
BOLI Income	(177)	(181)
Proceeds from sale of mortgage loans held for sale	18,277	10,853
Origination of mortgage loans held for sale	(18,166)	(10,620)
Gains on sales of available-for-sale securities	(126)	(78)
Gains on sales of mortgage loans held for sale	(375)	(233)
Write-downs and losses (gains) on other real estate owned	(11)	86
Loss (gain) on sale premises and equipment	4	(16)
Loss on branch disposal	27	262
Changes in:
Accrued interest receivable	58	(153)
Other assets	93	36
Accrued interest payable and other liabilities	350	187
Net cash provided by operating activities	5,288	5,121
Investing Activities
Loan originations and payments, net	(28,652)	(12,519)
Purchases of interest-bearing deposits in other financial institutions	(8,290)	(2,728)
Purchase of premises and equipment	(142)	(436)
Proceeds from maturities of available-for-sale securities	11,924	7,054
Proceeds from sales of available-for-sale securities	4,358	2,200
Proceeds from sales of other real estate owned	177	123
Proceeds from sales of premises and equipment	197	399
Purchase of available-for-sale securities	(10,841)	(11,002)
Net cash used in investing activities	(31,269)	(16,909)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	9,085	25,947
Net change in time deposits	(9,034)	2,657
Proceeds from FHLB advances	37,000	10,000
Repayment of FHLB advances	(15,000)	(21,000)
Proceeds from other borrowings	—	1,500
Repayment of other borrowings	(2,000)	(1,000)
Repurchase of TARP warrants	—	(1,706)
Exercise of stock options	32	—
Dividends paid on common stock	(320)	(157)
Dividends paid on preferred stock	(495)	(520)
Net cash provided by financing activities	19,268	15,721
Decrease in Cash and Cash Equivalents	(6,713)	3,933
Cash and Cash Equivalents, Beginning of Year	15,255	11,322
Cash and Cash Equivalents, End of Year	$8,542	$15,255
Supplemental Cash Flows Information
Interest paid	$2,521	$2,625
Income taxes paid	$1,365	$1,135
Conversion of cumulative preferred stock	398	—
Loans transferred to other real estate owned	$66	$111

See Notes to Consolidated Financial Statements.

Citizens First Corporation

Notes to Unaudited Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation– The consolidated financial statements include Citizens First Corporation and its wholly-owned subsidiary Citizens First Bank, Inc., together referred to as “the Company” or “the Bank”.  Intercompany transactions and balances are eliminated in consolidation.

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

Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers' ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.

Commercial loans are typically based on the borrowers' ability to repay the loans from the cash flow of their businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. In addition, the collateral securing the loans have the following characteristics: (a) they depreciate over time, (b) they are difficult to appraise and liquidate, and (c) they fluctuate in value based on the success of the business. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest), the availability of permanent take-out financing, and the builder's ability to ultimately sell the property. During the construction phase, a number of factors can result in delays and cost overruns. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Approximately 85.2% of our loan portfolio as of December 31, 2016 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Goodwill and Other Intangible Assets–Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2016 and 2015.  The balance of goodwill was $4.1 million as of December 31, 2016 and December 31, 2015.

Other intangible assets consist largely of core deposit intangible assets arising from a bank acquisition.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of 8 years.

Loan Commitments and Related Financial Instruments–Financial instruments include off balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Income Taxes–Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  Future decreases in the corporate tax rate could result in a loss of value of the Company’s deferred tax assets, but would reduce future income tax expense.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Company files consolidated income tax returns with its subsidiary.

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

Recent Accounting Pronouncements–In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  In March 2016, the FASB issued ASU 2016-08 that clarifies how to apply revenue recognition guidance related to whether an entity is a principal or an agent.  The amendments in this update affect this guidance issued in 2014 that is not yet effective. The Company does not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue.

In January 2016 the FASB issued ASU 2016-01 which amends existing guidance on the classification and measurement of financial instruments.  This new standard revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The new standard is effective for reporting periods beginning after December 15, 2017.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.  Based on the leases outstanding at December 31, 2016, we do not expect the new standard to have a material impact on our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09 which provides guidance on share-based payment accounting.  The new standard includes multiple provision intended to simplify various aspects of the accounting for share-based payments.  The new standard became effective January 1, 2017 and did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit loss (CECL) model and replaces the incurred loss model.  The most significant impact for financial institutions will be to the allowance for loan and lease losses (ALLL).  The standard allows for various expected credit loss estimation methods and is scalable.  This standard is effective for reporting periods beginning after December 15, 2019.  We have attended training sessions and are assessing our data and system needs and the evaluating the impact of adopting this new accounting standard.  The Company expects to recognize a one-time increase to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of this standard on the consolidated financial statements.

Reclassifications–Certain reclassifications have been made to the 2015 financial statements to conform to the 2016 financial statement presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2: Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
U. S. government agencies and government sponsored entities	$1,998	$—	$(41)	$1,957
Agency mortgage-backed securities: residential	28,148	99	(290)	27,957
State and municipal	21,310	216	(146)	21,380
Trust preferred security	1,884	—	(644)	1,240
Corporate bonds	1,000	13	—	1,013
Total Available-for-Sale Securities	$54,340	$328	$(1,121)	$53,547

December 31, 2015
U. S. government agencies and government sponsored entities	$2,998	$3	$(7)	$2,994
Agency mortgage-backed securities: residential	29,446	259	(48)	29,657
State and municipal	24,641	615	(34)	25,222
Trust preferred security	1,880	—	(540)	1,340
Corporate bonds	1,000	—	(13)	987
Total Available-for-Sale Securities	$59,965	$877	$(642)	$60,200

The proceeds from sales of securities and the associated gains are listed below:

	2016	2015
	(Dollars in Thousands)
Sales of available for sale securities
Proceeds	$4,358	$2,200
Gross gains	126	78
Gross losses	—	—

The tax provision related to these realized gains were $43,000 and $27,000, respectively.

The amortized cost and fair value of investment securities at December 31, 2016 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2016
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,264	$1,266
Due from one to five years	11,922	11,865
Due from five to ten years	8,606	8,675
Due after ten years	4,400	3,784
Agency mortgage-backed: residential	28,148	27,957
Total	$54,340	$53,547

Securities pledged at year end 2016 and 2015 had a carrying amount of $46.9 million and $56.0 million, respectively, and were pledged to secure public deposits.

At year end 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2016 and 2015, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2016:
U.S. government agencies and government sponsored entities	$1,957	$(41)	$—	$—	$1,957	$(41)
Agency mortgage-backed: residential	16,722	(290)	—	—	16,722	(290)
State and municipal	9,399	(142)	293	(4)	9,692	(146)
Trust preferred security	—	—	1,240	(644)	1,240	(644)
Corporate Bonds	—	—	—	—	—	—
Total temporarily impaired	$28,078	$(473)	$1,533	$(648)	$29,611	$(1,121)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2015:
U.S. government agencies and government sponsored entities	$—	$—	$992	$(7)	$992	$(7)
Agency mortgage-backed: residential	7,009	(25)	1,475	(23)	8,484	(48)
State and municipal	3,797	(19)	617	(15)	4,414	(34)
Trust preferred security	—	—	1,340	(540)	1,340	(540)
Corporate bonds	987	(13)	—	—	987	(13)
Total temporarily impaired	$11,793	$(57)	$4,424	$(585)	$16,217	$(642)

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

As of December 31, 2016, the Company’s security portfolio consisted of $53.5 million fair value of securities, $29.6 million, or 51 securities, of which were in an unrealized loss position.

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

The Company’s unrealized losses 12 months or more relate primarily to its investment in an unrated single-issuer trust preferred security.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	2016	2015
Commercial	$60,388	$53,516
Commercial real estate:
Construction	38,168	24,167
Other	178,343	169,290
Residential real estate	78,422	79,680
Consumer:
Auto	1,195	1,425
Other	2,875	2,704
Total Loans	359,391	330,782
Less: Allowance for loan losses	(4,854)	(4,916)
Net loans	$354,537	$325,866

Activity in the allowance for loan losses was as follows.

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(232)	197	18	(17)	(51)	(85)
Loans charged-off	(109)	(52)	(39)	(2)	—	(202)
Recoveries	144	52	24	5	—	225
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

	(Dollars in Thousands)
December 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,029	$3,088	$582	$45	$141	$4,885
Provision (credit) for loan losses	(187)	358	(14)	(2)	(20)	135
Loans charged-off	(154)	(17)	(57)	(24)	—	(252)
Recoveries	124	2	13	9	—	148
Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2016 and December 31, 2015.  As of December 31, 2016 and December 31, 2015, accrued interest receivables of $1.3 million are not considered significant for purposes of the disclosure and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $322,000 and $367,000, respectively, are included in the following tables.

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$192	$—	$1	$—	$198
Collectively evaluated	610	3,436	527	13	70	4,656
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

Loans:
Individually evaluated for impairment	$60	$1,533	$837	$23	$—	$2,453
Collectively evaluated	60,328	214,978	77,585	4,047	—	356,938
Total ending loans balance	$60,388	$216,511	$78,422	$4,070	$—	$359,391

	(Dollars in Thousands)
December 31, 2015	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$36	$377	$20	$—	$—	$433
Collectively evaluated	776	3,054	504	28	121	4,483
Total ending allowance balance	$812	$3,431	$524	$28	$121	$4,916

Loans:
Individually evaluated for impairment	$145	$2,066	$807	$9	$—	$3,027
Collectively evaluated	53,371	191,391	78,873	4,120	—	327,755
Total ending loans balance	$53,516	$193,457	$79,680	$4,129	$—	$330,782

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2016, and 2015.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs. There were no partial net charge-offs as of December 31, 2016.

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$53	$53	$—	$61	$61	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	579	579	—	643	643	—
Residential real estate	837	837	—	700	700	—
Consumer:
Auto	—	—	—	—	—	—
Other	5	5	—	—	—	—
Subtotal	$1,474	$1,474	$—	$1,404	$1,404	$—

With an allowance recorded:
Commercial	$7	$7	$5	$84	$84	$36
Commercial real estate:
Construction	—	—	—	—	—	—
Other	954	954	192	1,423	1,423	377
Residential real estate	—	—	—	107	107	20
Consumer:
Auto	—	—	—	—	—	—
Other	18	18	1	9	9	—
Subtotal	$979	$979	$198	$1,623	$1,623	$433
Total	$2,453	$2,453	$198	$3,027	$3,027	$433

Information on impaired loans for the years ended December 31, 2016 and 2015 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2016			December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$67	$5	$5	$153	$12	$12
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,580	82	82	1,762	74	66
Residential real estate	849	37	37	820	36	35
Consumer:
Auto	—	—	—	—	—	—
Other	16	1	1	10	1	1
Total	$2,512	$125	$125	$2,745	$123	$114

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and December 31, 2015:

	(Dollars in Thousands)		(Dollars in Thousands)
	December 31, 2016		December 31, 2015
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Other	—	—	—	439
Residential real estate	—	23	—	98
Consumer:
Auto	—	—	—	—
Other	—	—	—	—
Total	$—	$23	$—	$537

The following tables present the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2016
Commercial	$—	$—	$—	$—	$60,388	$60,388
Commercial real estate:
Construction	—	—	—	—	38,168	38,168
Other	—	—	—	—	178,343	178,343
Residential real estate	166	29	23	218	78,204	78,422
Consumer:
Auto	1	—	—	1	1,194	1,195
Other	—	—	—	—	2,875	2,875
Subtotal	$167	$29	$23	$219	$359,172	$359,391

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2015
Commercial	$—	$—	$—	$—	$53,516	$53,516
Commercial real estate:
Construction	—	—	—	—	24,167	24,167
Other	178	—	439	617	168,673	169,290
Residential real estate	329	—	98	427	79,253	79,680
Consumer:
Auto	1	—	—	1	1,424	1,425
Other	—	—	—	—	2,704	2,704
Subtotal	$508	$—	$537	$1,045	$329,737	$330,782

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.3 million and $2.5 million as of December 31, 2016 and 2015, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2016 and 2015 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.  All 11 loans reported as troubled debt restructurings (TDRs) were on accrual status at December 31, 2016.

During the years ending December 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. Troubled debt restructings of $3,000 were charged off during 2016. No troubled debt restructurings were charged off during 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2016 and 2015:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	December 31, 2016			December 31, 2015
Troubled Debt Restructurings:
Commercial real estate:
Other	—	—	—	2	1,547	1,547
Consumer	2	20	21	—	—	—
Total	2	$20	$21	2	$1,547	$1,547

The troubled debt restructurings referenced in the above table increased the allowance for loan losses by $1,000 and resulted in no charge-offs during the year ending December 31, 2016. The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge-offs during the year ending December 31, 2015. Specific allocations of $199,000 and $235,000 were reported for troubled debt restructurings as of December 31, 2016 and 2015.

The terms of certain other loans were modified during the years ending December 31, 2016 and 2015 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of December 31, 2016 of $34.2 million and December 31, 2015 of $21.3 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial and commercial real estate loans with an outstanding balance greater than $25,000 and is reviewed on a monthly basis. For residential real estate and consumer loans, the analysis primarily involves monitoring the past due status of these loans and, at such time that these loans are past due, the Company evaluates the loans to determine if a change in risk category is warranted. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$59,990	$—	$398	$—	$60,388
Commercial real estate:
Construction	38,168	—	—	—	38,168
Other	174,507	741	3,095	—	178,343
Residential real estate	77,982	—	440	—	78,422
Consumer:
Auto	1,195	—	—	—	1,195
Other	2,867	—	8	—	2,875
Total	$354,709	$741	$3,941	$—	$359,391

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2015
Commercial	$53,316	$—	$200	$—	$53,516
Commercial real estate:
Construction	24,167	—	—	—	24,167
Other	159,829	5,753	3,708	—	169,290
Residential real estate	79,033	—	647	—	79,680
Consumer:
Auto	1,425	—	—	—	1,425
Other	2,697	—	7	—	2,704
Total	$320,467	$5,753	$4,562	$—	$330,782

Note 4: Other Real Estate Owned

Activity in the Company’s other real estate owned was as follows:

	(Dollars in Thousands)
	2016	2015

Balance, beginning of year	$100	$198
Additions	66	111
Direct write-downs	—	(63)
Sales	(177)	(123)
Net gain (loss) on sales	11	(23)
Balance, end of year	$—	$100

At December 31, 2016, the balance of real estate owned includes no foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property.  At December 31, 2016, there is no recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process.

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

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2016			December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$1,957	—	—	$2,994	—
Agency mortgage-backed securities-residential	—	27,957	—	—	29,657	—
State and municipal	—	21,380	—	—	25,222	—
Trust preferred security	—	—	1,240	—	—	1,340
Corporate bonds	—	1,013	—	—	987	—
Total investment securities	$—	$52,307	$1,240	$—	$58,860	$1,340

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

	Trust Preferred Security
	2016	2015

Balance of recurring Level 3 assets at January 1	$1,340	$1,480
Total losses for the period:
Included in other comprehensive income	(100)	(140)
Balance of recurring Level 3 assets at December 31	$1,240	$1,340

There were no financial assets measured at fair value on a non-recurring basis as of December 31, 2016. At December 31, 2015, there were significant unobservable inputs (level 3) of $260,000 impaired commercial real estate loans, $79,000 impaired residential real estate loans, and $100,000 in commercial real estate other real estate owned.

There were no impaired loans measured for impairment using the fair value of collateral for collateral dependent loans, no valuation allowance, and no resulting provision for loan losses for the year ending December 31, 2016. Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $537,000 at December 31, 2015, with a valuation allowance of $198,000, resulting in an additional provision for loan losses of $198,000 for the year ending December 31, 2015.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying value of $0 and $100,000 at December 31, 2016 and December 31, 2015, respectively.  Total write-downs of other real estate owned during the twelve months ended December 31, 2016 and December 31, 2015 were $0 and $63,000, respectively.

There were no loans measured for impairment using the fair value of collateral dependent loans and no other real estate owned as of December 31, 2016. At December 31, 2015, there were $260,000 in commercial real estate loans, $79,000 in residential real estate loans, and $100,000 in other real estate owned that had adjustments using sales comparison valuations techniques for limited use nature of certain properties, age of appraisal, location, and/or condition. The unobservable inputs resulted in adjustments of 50.0% (weighted average) for the commercial real estate loans, 20.0%-60.0% (30.0% weighted average) for residential real estate loans, and 8.0%-40.0% (33.65% weighted average) for other real estate loans using Level 3 fair value measurements for financial instruments measured on a non-recurring basis at December 31, 2015.

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 and 2015 are as follows:

		Fair Value Measurements at
		December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$8,542	$8,542	$—	$—	$8,542
Interest-bearing deposits in other financial institutions	11,018	11,018	—	—	11,018
Available-for-sale-securities	53,547	—	52,307	1,240	53,547
Loans, net of allowance	354,537	—	—	354,300	354,300
Loans held for sale	264	—	266	—	266
Accrued interest receivable	1,622	16	268	1,338	1,622
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$225,942	$225,942	$—	$—	$225,942
Time deposits	144,497	—	144,558	—	144,558
FHLB advances	35,000	—	34,897	—	34,897
Other borrowings	—	—	—	—	—
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	220	12	175	33	220

		Fair Value Measurements at
		December 31, 2015
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$15,255	$15,255	$—	$—	$15,255
Interest-bearing deposits in other financial institutions	2,728	2,728	—	—	2,728
Available-for-sale-securities	60,200	—	58,860	1,340	60,200
Loans, net of allowance	325,866	—	—	325,866	325,866
Accrued interest receivable	1,680	16	321	1,343	1,680
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$216,857	$216,857	$—	$—	$216,857
Time deposits	153,531	—	153,801	—	153,801
FHLB advances	13,000	—	12,902	—	12,902
Other borrowings	2,000	—	2,000	—	2,000
Subordinated debentures	5,000	—	—	2,434	2,434
Accrued interest payable	213	9	177	27	213

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.
(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.
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

(g)	Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a classification consistent with the asset/liability they are associated with.

Note 6: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2016	2015

Land and land improvements	$3,229	$3,330
Buildings and improvements	7,979	8,416
Leasehold improvements	307	307
Furniture and fixtures	840	834
Equipment and software	2,955	2,896
Automobiles	72	85
	15,382	15,868
Less accumulated depreciation	(5,992)	(5,870)
	$9,390	$9,998

Depreciation and amortization expense totaled $522,000 in 2016 and $551,000 in 2015.

Operating Leases

The Company leases certain branch properties and equipment under operating leases. Rent expense was $413,000 for 2016 and $444,000 for 2015.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

(Dollars In
Thousands)
2017	$414
2018	418
2019	427
2020	334
2021	329
Thereafter	571
$2,493

Note 7: Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2016 and 2015 which indicated no impairment.  Goodwill balance was $4.1 million at year end 2016 and 2015.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in Thousands)
	2016	2015
Core deposit intangibles:
Gross carrying amount	$2,805	$2,805
Accumulated amortization	$(2,611)	$(2,540)

Amortization expense was $71,000 in 2016 and 2015. Estimated amortization expense for each of the next four years:

(Dollars In
Thousands)
2017	$71
2018	71
2019	52
2020	—

Note 8: Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $10.7 million and $11.5 million at December 31, 2016 and 2015, respectively. There were $1.9 million in brokered deposits at December 31, 2016 and $1.8 million at December 31, 2015.

At December 31, 2016, the scheduled maturities of time deposits were as follows:

2017	$90,530
2018	39,555
2019	4,787
2020	3,835
2021	5,790
$144,497

At December 31, 2016, our ten largest customers accounted for approximately $49.8 million, or 13.5%, of total deposits whereas, at December 31, 2015, ten customers accounted for approximately $50.3 million, or 13.6% of total deposits.

Note 9: Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2016	2015

Matures May 2016, fixed rate at 0.99%	$—	$3,000
Matures June 2016, fixed rate at 0.68%	—	2,000
Matures December 2016, fixed rate at .92%	—	5,000
Matures May 2017, fixed rate at 0.77%	5,000	—
Matures January 2017, fixed rate at 0.65%	5,000	—
Matures January 2017, fixed rate at 0.65%	2,000	—
Matures April 2017, fixed rate at 0.89%	5,000	—
Matures July 2017, fixed rate at 0.84%	3,000	—
Matures July 2017, fixed rate at 0.84%	3,000	—
Matures July 2017, fixed rate at 0.88%	4,000	—
Matures April 2018, fixed rate at 1.05%	5,000	—
Matures May 2019, fixed rate at 1.72%	3,000	3,000
Total	$35,000	$13,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $139.4 million and $127.5 million of first mortgage and commercial real estate loans under blanket lien arrangement for both year-end 2016 and 2015.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $40.3 million at year-end 2016.

Payment Information: Required payments over the next five years are

2017	27,000
2018	5,000
2019	3,000
$35,000

Other Borrowed Funds

In 2016, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2017, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  As of December 31, 2016,  the line did not have a balance. At December 31, 2015, the line had a balance of $2.0 million.

Letter of Credit

The Bank has an outstanding standby letter of credit with the Federal Home Loan Bank in the amount of $7.0 million and $2.0 million at December 31, 2016, and December 31, 2015, respectively.  This letter of credit is used for public unit deposit collateralization.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  Our interest rate was 2.50% and 1.98% at December 31, 2016 and 2015, respectively.

Note 11: Employee Benefit Plans

The Company has adopted a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2016 and 2015 were $202,000 and $182,000, respectively.

Note 12: Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2016	2015

Taxes currently payable	$1,580	$1,169
Deferred income taxes	215	248
Income tax expense	$1,795	$1,417

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2016	2015
Computed at the statutory rate	$2,046	$1,732
Tax-exempt interest	(204)	(247)
Bank owned-life insurance	(60)	(62)
Other	13	(6)
Actual tax expense	$1,795	$1,417

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2016	2015
Deferred tax assets:
Allowance for loan losses	$887	$905
Unrealized losses on available-for-sale securities	270	0
Goodwill and core deposit	261	524
Deferred gain	29	34
Stock based compensation plans	43	25
Fair value adjustments related to business combinations	106	104
Accrued compensated absenses	86	85
Other	174	109
	1,856	1,786

Deferred tax liabilities:
Unrealized gains on available-for-sale securities	0	(80)
Deferred loan fees/costs	(52)	(46)
FHLB stock dividends	(74)	(74)
Depreciation	(216)	(174)
Accretion on investment securities	(25)	(17)
Other	(25)	(67)
	(392)	(458)
Net deferred tax asset	$1,464	$1,328

The deferred tax asset is considered to be realizable based on our analysis of the evidence available. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2016 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income tax returns.  These returns are subject to examination by taxing authorities for all years after 2012.

As of December 31, 2016 and 2015, income taxes receivable were $27,000 and $34,000, respectively, and are included in other assets on the Consolidated Balance Sheet.

Note 13: Related Party Transactions

At December 31, 2016 and 2015, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $15.0 million and $12.0 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in
Thousands)
Beginning balance	$11,997
New loans	5,040
Repayments	(2,059)
Ending balance	$14,978

Deposits from related parties held by the Bank at December 31, 2016 and 2015, respectively, totaled $7.0 million and $2.9 million, respectively.

Note 14: Stock Based Compensation Plans

The 2015 Incentive Compensation Plan (the “Plan”) provides that the Company may design and structure grants of stock options, stock units, stock appreciation rights, and other stock-based awards for selected individuals in the employ of the Company or the Bank. The Board believes that stock-based and other types of incentive compensation payable in stock and/or cash enables the Company to attract and retain talented employees and provide an incentive for those employees to increase our value. In addition, the Board believes stock ownership is important because it aligns employees’ interests with the interests of shareholders. During 2016, 8,600 performance units were awarded to four executive officers to be distributed in 2019 in the form of shares of the Company’s Common Stock, adjusted based on achievement of performance measures during 2016 to 2018.  During 2015, 9,700 performance units were awarded to four executive officers to be distributed in 2018 in the form of shares of the Company’s Common Stock, adjusted based on achievement of performance measures during 2015 to 2017.

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

Performance Measures.  The Compensation Committee may condition awards on the achievement of certain objective performance measures (“Performance Measures”) established by the Compensation Committee during the first 90 days of the award’s performance period. The Performance Measures will be based on certain performance factors, alone or in combination, as determined by the Compensation Committee. Such factors may be applied on a corporate-wide or business-unit basis, include or exclude one or more of the Company’s subsidiaries, may be in comparison with plan, budget or prior performance, and/or may be on an absolute basis or in comparison with peer-group performance. Performance Measures may differ from participant to participant and from award to award. The Plan provides for a number of factors; those selected as Performance Measures for the performance period of 2016 to 2018 and 2015 to 2017 included return on assets, net charge-offs and non-performing assets.

The fair value of performance units granted is estimated on the date of the grant.  ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2016 and 2015, employee compensation expense recorded associated with the performance units was $84 and $40.  As of December 31, 2016, there is $121 of unrecognized compensation expense associated with the performance units.

The Company previously maintained the 2002 Stock Option Plan, which terminated in December 2012, and the 2003 Stock Option Plan for Non-Employee Directors, which terminated in February 2015.   All options have been exercised or

expired as of December 31, 2016.  A summary of the status of the plans at December 31, 2016, and changes during the period then ended is presented below:

	2016
		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding, beginning of year	26,571	$18.36
Granted	—	—
Exercised	(2,500)	13.00
Forfeited	—	—
Expired	(24,071)	18.92
Outstanding, end of year	—	$—
Options exercisable, end of year	—	$—

Note 15: Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assts. For 2016, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel II rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 0.625% for 2016. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$44,762	12.58%	$28,463	8.0%	N/A	N/A
Citizens First Bank, Inc.	46,353	13.03%	28,459	8.0%	$35,573	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,310	11.33%	21,348	6.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	21,344	6.0%	28,459	8.0%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	27,650	7.77%	16,011	4.5%	N/A	N/A
Citizens First Bank, Inc.	41,901	11.78%	16,008	4.5%	23,123	6.5%

Tier I Leverage Capital to average assets
Consolidated	39,365	9.46%	13,961	4.0%	N/A	N/A
Citizens First Bank, Inc.	41,901	9.83%	17,043	4.0%	21,304	5.0%

(1)

When fully phased-in on January 1, 2019, Basel III Capital Rules will require banking organizations to maintain: a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments	$16,550	$3,500	$11,220	$6,303
Unused lines of credit	3,433	31,515	1,771	27,015

The fixed rate unused lines of credit have interest rates ranging from 2.5% to 21.0% and maturities ranging from 1 month to 23 years.

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

The Bank had total outstanding standby letters of credit amounting to $1.1 million and $333,000  at December 31, 2016 and 2015, respectively, with terms generally 20 months or less.

Note 17: Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	(Dollars in Thousands)
	2016	2015
Assets
Cash	$483	$622
Investment in Citizens First Bank, Inc.	47,009	46,116
Other assets	68	63
Total Assets	$47,560	$46,801
Liabilities
Borrowings	$5,000	$7,000
Other liabilities	196	277
Total Liabilities	5,196	7,277

Stockholders’ Equity	42,364	39,524
Total stockholders’ equity	42,364	39,524
Total liabilities and stockholders’ equity	$47,560	$46,801

Condensed Statement of Operations

	(Dollars in Thousands)
	2016	2015
Dividend Income	$3,000	$2,250
Expenses
Interest Expense	147	202
Professional fees	262	191
Other expenses	129	112
Total expenses	538	505
Income before income taxes and equity in undistributed income of subsidiary	2,462	1,745
Income tax benefit	(183)	(171)
Income before equity in undistributed income of subsidiary	2,645	1,916
Equity in undistributed income of subsidiary	1,572	1,691
Net Income	$4,217	$3,607

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2016	2015

Operating Activities
Net income	$4,217	$3,607
Adjustments:
Equity in undistributed income of subsidiary	(1,572)	(1,691)
Stock based compensation	84	40
Changes in:
Other assets	(5)	(34)
Other liabilities	(80)	(127)
Net cash provided by operating activities	$2,644	$1,795

Financing Activities
Payment of dividends on stock	(815)	(677)
Proceeds from other borrowings	—	1,500
Repayments of other borrowings	(2,000)	(1,000)
Repurchase of TARP warrants	—	(1,706)
Exercise of stock options	32	—
Net cash used in financing activities	(2,783)	(1,883)
(Decrease) increase in cash and cash equivalents	(139)	(88)
Cash and cash equivalents, beginning of year	622	710
Cash and cash equivalents, end of year	$483	$622

Note 18: Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options and performance share units, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2016 and 2015.

	Year ended December 31, 2016			Year ended December 31, 2015
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$4,217			$3,607
Dividends on preferred stock during the year	(495)			(520)
Net income available to common shareholders	$3,722	1,998,401	$1.86	$3,087	1,968,777	$1.57

Effect of dilutive securities:
Stock options	—	106		—	—
Performance share units	—	5,153		—	3,486
Warrants	—	—		—	43,523
Convertible preferred stock	495	540,362		520	568,890

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$4,217	2,544,022	$1.66	$3,607	2,584,676	$1.40

Stock options for 26,571 shares of common stock were not considered in computing diluted earnings per common share for 2015 because they were anti-dilutive.

Note 19: Preferred Stock

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The Cumulative Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance. As of December 31, 2016, 13 preferred shares have converted to 29,575 common shares.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2016, in relation to criteria for effective internal control over financial reporting as described in the 2013 report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2016, its system of internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the Proxy Statement of the Company for the 2017 Annual Meeting of Shareholders to be held May 17, 2017, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation

Barry D. Bray	71	Retired; formerly, Vice President and Chief Credit Officer of Citizens First Corporation and Citizens First Bank
Kent Furlong	33	Owner of Hines Furlong Line, Inc.
Sarah Glenn Grise	60	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Chris B. Guthrie	50	President of Trace Die Cast, Inc.
Jim Henderson	46	Judge Executive of Simpson County, Kentucky
James R. Hilliard	60	Regional President of Airgas USA, LLC
M. Todd Kanipe	48	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	60	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	45	County Attorney of Warren County, Kentucky
Jack Sheidler	60	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank; Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	78	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	53	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank
M. Todd Kanipe	48	President and Chief Executive Officer

J. Steven Marcum	60	Executive Vice President and Chief Financial Officer

Marc Lively	53	Executive Vice President and Chief Credit Officer

Kim M. Thomas	46	Executive Vice President, Retail Banking and Private Client Group

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

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation, (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 24, 2015).

3.2	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3 of the Registrant’s Current Report on Form 8-K filed March 22, 2017).

4.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.1).

4.2	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.2).

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

10.8	Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed July 21, 2014).*

10.9	Employment Agreement between Citizens First Corporation and Marc Lively (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed July 21, 2014).*

10.10	Citizens First Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 14, 2014).*

10.11	Form of 2014 Management Incentive Plan Performance Based Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed March 24, 2016).*

10.12	2015 Incentive Compensation Plan dated May 20, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10 of the Registrant’s Form 10-Q dated June 30, 2015).*

10.13	Form of Citizens First Corporation Incentive Compensation Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2015).*

21	Subsidiaries

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016 and December 31, 2015, (iii) the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements.**

*       Denotes a management contract or compensatory plan or agreement.

**     Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Corporation

March 23, 2017	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 23, 2017
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 23, 2017
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Barry D. Bray	March 23, 2017
Barry D. Bray, Director

/s/Kent Furlong	March 23, 2017
Kent Furlong, Director

/s/Sarah G. Grise	March 23, 2017
Sarah G. Grise, Director

/s/Christopher B. Guthrie	March 23, 2017
Christopher B. Guthrie, Director

/s/Jim Henderson	March 23, 2017
Jim Henderson, Director

/s/J. Robert Hilliard	March 23, 2017
J. Robert Hilliard, Director

/s/M. Todd Kanipe	March 23, 2017
M. Todd Kanipe, Director

/s/J. Steven Marcum	March 23, 2017
J. Steven Marcum, Director

/s/Amy H. Milliken	March 23, 2017
Amy Milliken, Director

/s/Jack W. Sheidler	March 23, 2017
Jack W. Sheidler, Director

/s/John M. Taylor	March 23, 2017
John Taylor, Director

/s/R. Kevin Vance	March 23, 2017
R. Kevin Vance, Director