Form 10-Q
period 2017-03-31
CITIZENS FIRST CORP
filed 2017-05-11
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒  No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻  No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

2,019,052 shares of Common Stock, no par value, were outstanding at May 11, 2017.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31,	December 31,
	2017	2016
	Unaudited
Assets
Cash and due from financial institutions	$6,715	$8,542
Federal funds sold	—	—
Cash and cash equivalents	6,715	8,542
Interest-bearing deposits in other financial institutions	22,537	11,018
Available-for-sale securities	47,125	53,547
Loans held for sale	221	264
Loans, net of allowance for loan losses of $4,906 and $4,854 at March 31, 2017 and December 31, 2016, respectively	360,656	354,537
Premises and equipment, net	9,310	9,390
Bank owned life insurance (BOLI)	8,394	8,351
Federal Home Loan Bank (FHLB) stock, at cost	2,025	2,025
Accrued interest receivable	1,386	1,622
Deferred income taxes	1,353	1,464
Goodwill and other intangible assets	4,274	4,291
Other assets	458	371
Total Assets	$464,454	$455,422
Liabilities
Deposits
Noninterest bearing	$48,598	$52,322
Savings, NOW and money market	174,726	173,620
Time	150,072	144,497
Total deposits	373,396	370,439
FHLB advances and other borrowings	41,000	35,000
Subordinated debentures	5,000	5,000
Accrued interest payable	235	220
Other liabilities	1,436	2,399
Total Liabilities	421,067	413,058
Stockholders’ Equity
6.5% cumulative preferred stock, no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 229 and 237 shares at March 31, 2017 and December 31, 2016, respectively	7,016	7,261
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,019,052 and 2,000,852 shares at March 31, 2017 and December 31, 2016, respectively	26,186	25,920
Retained earnings	10,493	9,706
Accumulated other comprehensive income (loss)	(308)	(523)
Total stockholders’ equity	43,387	42,364
Total liabilities and stockholders’ equity	$464,454	$455,422

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2017	March 31, 2016
Interest and dividend income
Loans	$4,124	$4,103
Taxable securities	149	178
Non-taxable securities	137	159
Federal funds sold and other	47	36
Total interest and dividend income	4,457	4,476
Interest expense
Deposits	547	528
FHLB advances and other	97	57
Subordinated debentures	33	28
Total interest expense	677	613
Net interest income	3,780	3,863
Provision for loan losses	30	—
Net interest income after provision for loan losses	3,750	3,863
Non-interest income
Service charges on deposit accounts	278	325
Other service charges and fees	264	248
Gain on sale of mortgage loans	68	77
Non-deposit brokerage fees	87	72
Lease income	52	45
BOLI income	43	44
Gain on sale of available-for-sale securities	23	51
Total non-interest income	815	862
Non-interest expenses
Salaries and employee benefits	1,734	1,784
Net occupancy expense	461	483
Advertising and public relations	71	61
Professional fees	130	180
Data processing services	253	256
Franchise shares and deposit tax	132	132
FDIC insurance	49	59
Other real estate owned expenses	—	1
Other	461	498
Total non-interest expenses	3,291	3,454
Income before income taxes	1,274	1,271
Income taxes	367	366
Net income	907	905
Dividends on preferred stock	119	124
Net income available for common stockholders	$788	$781
Basic earnings per common share	$0.39	$0.39
Diluted earnings per common share	$0.36	$0.36

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2017	March 31, 2016
Comprehensive income, net of tax
Net income	$907	$905
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(15)	(34)
Change in unrealized gain on available for sale securities, net of taxes	230	156
Total other comprehensive income (loss)	215	122
Comprehensive income	$1,122	$1,027

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	907	—	907
Conversion of cumulative preferred	(245)	245	—	—	—
Stock based compensation	—	21	—	—	21
Change in accumulated other comprehensive income (loss)	—	—	—	215	215
Dividend declared and paid on preferred stock	—	—	(119)	—	(119)
Balance, March 31, 2017	$7,016	$26,186	$10,493	$(308)	$43,387

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income	—	—	905	—	905
Conversion of cumulative preferred	(398)	398	—	—	—
Stock based compensation	—	11	—	—	11
Change in accumulated other comprehensive income (loss)	—	—	—	122	122
Dividend declared and paid on preferred stock	—	—	(124)	—	(124)
Balance, March 31, 2016	$7,261	$25,815	$7,085	$277	$40,438

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2017	March 31, 2016
Operating Activities
Net income	$907	$905
Items not requiring (providing) cash:
Depreciation	120	140
Provision (credit) for loan losses	30	—
Amortization of premiums and discounts on securities	56	81
Amortization of core deposit intangible	18	18
Stock based compensation	21	11
BOLI Income	(43)	(44)
Proceeds from sale of mortgage loans held for sale	3,264	3,609
Origination of mortgage loans held for sale	(3,153)	(3,904)
Gains on sales of available-for-sale securities	(23)	(51)
Gains on sales of mortgage loans held for sale	(68)	(77)
Loss (gain) on sale premises and equipment	(4)	4
Changes in:
Accrued interest receivable	236	217
Other assets	(87)	(213)
Accrued interest payable and other liabilities	(948)	(165)
Net cash provided by operating activities	326	531
Investing Activities
Loan originations and payments, net	(6,149)	635
Purchases of interest-bearing deposits in other financial institutions	(11,519)	—
Purchase of premises and equipment	(40)	(37)
Proceeds from maturities of available-for-sale securities	1,844	2,309
Proceeds from sales of available-for-sale securities	4,869	2,066
Proceeds from sales of premises and equipment	4	—
Purchase of available-for-sale securities	—	(5,692)
Net cash used in investing activities	(10,991)	(719)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(2,618)	5,848
Net change in time deposits	5,575	(13,056)
Proceeds from FHLB advances	13,000	10,000
Repayment of FHLB advances	(7,000)	—
Repayment of other borrowings	—	(1,000)
Dividends paid on preferred stock	(119)	(124)
Net cash provided by financing activities	8,838	1,668
Increase (Decrease) in Cash and Cash Equivalents	(1,827)	1,480
Cash and Cash Equivalents, Beginning of Year	8,542	15,255
Cash and Cash Equivalents, End of Year	$6,715	$16,735
Supplemental Cash Flows Information
Interest paid	$662	$606
Income taxes paid	$565	$310
Conversion of cumulative preferred stock	$245	$398

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

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.  Based on the leases outstanding at March 31, 2017, we do not expect the new standard to have a material impact on our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09 which provides guidance on share-based payment accounting.  The new standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  The new standard became effective January 1, 2017 and did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduces the current expected credit loss (CECL) model and replaces the incurred loss model.  The most significant impact for financial institutions will be to the allowance for loan and lease losses (ALLL).  The standard allows for various expected credit loss estimation methods and is scalable.  This standard is effective for public companies for reporting periods beginning after December 15, 2019.  We have attended training sessions and are assessing our data and system needs and evaluating the impact of adopting this new accounting standard.  The Company expects to recognize a one-time increase to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of this standard on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The final standard will shorten the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. The standard is effective for public companies for fiscal years beginning after December 15, 2018.  Early adoption is permitted.  This new accounting standard is not expected to have a material impact on the consolidated financial statements.

Note 2 - Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
U. S. government agencies and government sponsored entities	$1,998	$—	$(22)	$1,976
Agency mortgage-backed securities: residential	23,007	112	(142)	22,977
State and municipal	20,702	270	(60)	20,912
Trust preferred security	1,885	—	(625)	1,260
Corporate bonds	—	—	—	—
Total Available-for-Sale Securities	$47,592	$382	$(849)	$47,125

December 31, 2016
U. S. government agencies and government sponsored entities	$1,998	$—	$(41)	$1,957
Agency mortgage-backed securities: residential	28,148	99	(290)	27,957
State and municipal	21,310	216	(146)	21,380
Trust preferred security	1,884	—	(644)	1,240
Corporate bonds	1,000	13	—	1,013
Total Available-for-Sale Securities	$54,340	$328	$(1,121)	$53,547

The amortized cost and fair value of investment securities at March 31, 2017 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2017
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,641	$2,642
Due from one to five years	11,519	11,575
Due from five to ten years	6,024	6,115
Due after ten years	4,401	3,816
Agency mortgage-backed: residential	23,007	22,977
Total	$47,592	$47,125

The following table summarizes the investment securities with unrealized losses by portfolio segment at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2017:
U.S. government agencies and government sponsored entities	$1,976	$(22)	$—	$—	$1,976	$(22)
Agency mortgage-backed: residential	10,106	(120)	1,782	(22)	11,888	(142)
State and municipal	4,083	(58)	374	(2)	4,457	(60)
Trust preferred security	—	—	1,260	(625)	1,260	(625)
Total temporarily impaired	$16,165	$(200)	$3,416	$(649)	$19,581	$(849)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2016:
U.S. government agencies and government sponsored entities	$1,957	$(41)	$—	$—	$1,957	$(41)
Agency mortgage-backed: residential	16,722	(290)	—	—	16,722	(290)
State and municipal	9,399	(142)	293	(4)	9,692	(146)
Trust preferred security	—	—	1,240	(644)	1,240	(644)
Total temporarily impaired	$28,078	$(473)	$1,533	$(648)	$29,611	$(1,121)

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

The majority of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2017	December 31, 2016
Commercial	$59,831	$60,388
Commercial real estate:
Construction	44,625	38,168
Other	177,157	178,343
Residential real estate	80,133	78,422
Consumer:
Auto	1,176	1,195
Other	2,640	2,875
Total Loans	365,562	359,391
Less: Allowance for loan losses	(4,906)	(4,854)
Net loans	$360,656	$354,537

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2017 and 2016.

	(Dollars in Thousands)
March 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	31	12	7	(1)	(19)	30
Loans charged-off	—	—	—	(1)	—	(1)
Recoveries	19	—	3	1	—	23
Total ending allowance balance	$665	$3,640	$537	$13	$51	$4,906

	(Dollars in Thousands)
March 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(174)	129	82	(4)	(33)	—
Loans charged-off	—	—	(8)	—	—	(8)
Recoveries	107	25	4	—	—	136
Total ending allowance balance	$745	$3,585	$602	$24	$88	$5,044

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2017 and December 31, 2016, which includes net deferred loan fees.  As of March 31, 2017 and December 31, 2016, accrued interest receivable of $1.1 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
March 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$105	$239	$—	$1	$—	$345
Collectively evaluated	560	3,401	537	12	51	4,561
Total ending allowance balance	$665	$3,640	$537	$13	$51	$4,906

Loans:
Individually evaluated for impairment	$157	$3,327	$1,241	$21	$—	$4,746
Collectively evaluated	59,674	218,455	78,892	3,795	—	360,816
Total ending loans balance	$59,831	$221,782	$80,133	$3,816	$—	$365,562

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$192	$—	$1	$—	$198
Collectively evaluated	610	3,436	527	13	70	4,656
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

Loans:
Individually evaluated for impairment	$60	$1,533	$837	$23	$—	$2,453
Collectively evaluated	60,328	214,978	77,585	4,047	—	356,938
Total ending loans balance	$60,388	$216,511	$78,422	$4,070	$—	$359,391

The following table presents information related to impaired loans by class of loans as of March 31, 2017 and December 31, 2016. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$52	$52	$—	$53	$53	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,254	2,254	—	579	579	—
Residential real estate	1,239	1,239	—	837	837	—
Consumer:
Auto	—	—	—	—	—	—
Other	4	4	—	5	5	—
Subtotal	$3,549	$3,549	$—	$1,474	$1,474	$—

With an allowance recorded:
Commercial	$105	$105	$105	$7	$7	$5
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,073	1,073	239	954	954	192
Residential real estate	2	2	—	—	—	—
Consumer:
Auto	—	—	—	—	—	—
Other	17	17	1	18	18	1
Subtotal	$1,197	$1,197	$345	$979	$979	$198
Total	$4,746	$4,746	$345	$2,453	$2,453	$198

Information on impaired loans for the three months ending March 31, 2017 and 2016 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2017			March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$159	$3	$3	$141	$3	$3
Commercial real estate:
Construction	—	—	—	—	—	—
Other	3,331	15	13	2,047	26	21
Residential real estate	1,244	9	8	857	9	8
Consumer:
Auto	—	—	—	—	—	—
Other	22	—	—	16	—	—
Total	$4,756	$27	$24	$3,061	$38	$32

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and December 31, 2016 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	March 31, 2017		December 31, 2016
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$100	$—	$—
Commercial real estate:
Other	—	2,382	—	—
Residential real estate	—	559	—	23
Total	$—	$3,041	$—	$23

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
March 31, 2017
Commercial	$30	$—	$—	$30	$59,801	$59,831
Commercial real estate:
Construction	—	—	—	—	44,625	44,625
Other	1,099	1,283	—	2,382	174,775	177,157
Residential real estate	155	295	109	559	79,574	80,133
Subtotal	$1,285	$1,578	$109	$2,972	$362,590	$365,562

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2016
Commercial	$—	$—	$—	$—	$60,388	$60,388
Commercial real estate:
Construction	—	—	—	—	38,168	38,168
Other	—	—	—	—	178,343	178,343
Residential real estate	166	29	23	218	78,204	78,422
Consumer:
Auto	1	—	—	1	1,194	1,195
Other	—	—	—	—	2,875	2,875
Subtotal	$167	$29	$23	$219	$359,172	$359,391

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.3 million and $2.3 million as of March 31, 2017 and December 31, 2016, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 11 troubled debt restructurings reported at quarter end, all but one loan was on accrual status.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2017, and one troubled debt restructuring that occurred during the three months ending March 31, 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending March 31, 2017  and 2016.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	March 31, 2017			March 31, 2016
Troubled Debt Restructurings:
Consumer	—	—	—	1	14	14
Total	—	$—	$—	1	$14	$14

Specific allocations of $194,000 and $234,000 were reported for troubled debt restructurings as of March 31, 2017 and March 31, 2016. No payment defaults or charge-offs were reported for troubled debt restructuring during  the three months ending March 31, 2017 and March 31, 2016.

The terms of certain other loans were modified during the three months ending March 31, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending March 31, 2017 have a total recorded investment of $7.7 million as of March 31, 2017. These loans modified during the three months ending March 31, 2016 had a total recorded investment of $12.0 million as of March 31, 2016. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial	$58,399	$—	$1,432	$—	$59,831
Commercial real estate:
Construction	44,625	—	—	—	44,625
Other	172,253	730	4,174	—	177,157
Residential real estate	79,574	—	559	—	80,133
Consumer:
Auto	1,176	—	—	—	1,176
Other	2,630	—	10	—	2,640
Total	$358,657	$730	$6,175	$—	$365,562

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$59,990	$—	$398	$—	$60,388
Commercial real estate:
Construction	38,168	—	—	—	38,168
Other	174,507	741	3,095	—	178,343
Residential real estate	77,982	—	440	—	78,422
Consumer:
Auto	1,195	—	—	—	1,195
Other	2,867	—	8	—	2,875
Total	$354,709	$741	$3,941	$—	$359,391

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$1,976	—	—	$1,957	—
Agency mortgage-backed securities-residential	—	22,977	—	—	27,957	—
State and municipal	—	20,912	—	—	21,380	—
Trust preferred security	—	—	1,260	—	—	1,240
Corporate bonds	—	—	—	—	1,013	—
Total investment securities	$—	$45,865	$1,260	$—	$52,307	$1,240

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Trust Preferred Security
	2017	2016

Balance of recurring Level 3 assets at January 1	$1,240	$1,340
Total gains or (losses) for the period:
Included in other comprehensive income	20	(40)
Balance of recurring Level 3 assets at March 31	$1,260	$1,300

At March 31, 2017, there were significant unobservable inputs (level 3) totaling $78,000 of impaired commercial real estate loans. These loans had adjustments using sales comparison valuation techniques for limited use nature of certain properties, age of appraisal, location, and/or condition.  These unobservable inputs resulted in adjustments of 20% (weighted average).   There were no financial assets measured at fair value on a non-recurring basis as of December 31, 2016.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $227,000 at March 31, 2017, with a valuation allowance of $149,000, resulting in an additional provision for loan losses of $149,000 in the quarter ending March 31, 2017.  There were no loans measured for impairment using the fair value of collateral dependent loans, no valuation allowance, and no resulting provision for loan losses as of December 31, 2016.

There was no other real estate owned to measure at fair value at March 31, 2017 or December 31, 2016.  No write-downs of other real estate were taken in the quarters ending March 31, 2017 or March 31, 2016.

The carrying amount and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at
		March 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,715	$6,715	$—	$—	$6,715
Interest-bearing deposits in other financial institutions	22,537	22,537	—	—	22,537
Available-for-sale-securities	47,125	—	45,865	1,260	47,125
Loans, net of allowance	360,656	—	—	359,077	359,077
Loans held for sale	221	—	224	—	224
Accrued interest receivable	1,386	7	253	1,126	1,386
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$223,324	$223,324	$—	$—	$223,324
Time deposits	150,072	—	150,209	—	150,209
FHLB advances	41,000	—	40,875	—	40,875
Other borrowings	—	—	—	—	—
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	235	13	189	34	236

		Fair Value Measurements at
		December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$8,542	$8,542	$—	$—	$8,542
Interest-bearing deposits in other financial institutions	11,018	11,018	—	—	11,018
Available-for-sale-securities	53,547	—	52,307	1,240	53,547
Loans, net of allowance	354,537	—	—	354,300	354,300
Loans held for sale	264	—	266	—	266
Accrued interest receivable	1,622	16	268	1,338	1,622
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$225,942	$225,942	$—	$—	$225,942
Time deposits	144,497	—	144,558	—	144,558
FHLB advances	35,000	—	34,897	—	34,897
Other borrowings	—	—	—	—	—
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	220	12	175	33	220

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017			Three months ended March 31, 2016
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$907			$905
Dividends on preferred stock during the year	(119)			(124)
Net income available to common shareholders	$788	2,012,126	$0.39	$781	1,993,577	$0.39

Effect of dilutive securities:
Stock options	—	—		—	95
Performance share units	—	8,122		—	4,658
Convertible preferred stock	119	527,901		124	543,950

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$907	2,548,149	$0.36	$905	2,542,280	$0.36

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of March 31, 2017 and December 31, 2016, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.25% as of March 31, 2017.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$49,541	12.50%	$31,711	8.00%	N/A	N/A
Citizens First Bank, Inc.	49,050	12.38%	31,701	8.00%	$39,627	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	44,634	11.26%	23,783	6.00%	N/A	N/A
Citizens First Bank, Inc.	44,144	11.14%	23,776	6.00%	31,701	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	32,619	8.23%	17,835	4.50%	N/A	N/A
Citizens First Bank, Inc.	44,144	11.14%	17,832	4.50%	25,757	6.50%

Tier I Leverage Capital to average assets
Consolidated	44,634	9.96%	17,925	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.85%	17,921	4.00%	22,401	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%

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

Note 8 - Preferred Stock

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock, stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The Cumulative Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance. As of March 31, 2017, 21 preferred shares have converted to 47,775 common shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2017, we reported net income of $907,000 or $0.36 per diluted common share, compared to net income of $905,000, or $0.36 per diluted common share in the first quarter of 2016, an increase of $2,000.  The increase in net income is attributable primarily to a reduction in non-interest expenses of $163,000, offset by a decrease in non-interest income of $47,000 and a decrease in net interest income of $83,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.81% for the quarter ended March 31, 2017, compared to 0.84% for the quarter ended March 31, 2016.  Our annualized return on average equity, defined as net income divided by average equity, was 8.59% for the quarter ended March 31, 2017, compared to 9.06% for the quarter ended March 31, 2016.

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

Net interest income for the quarter ended March 31, 2017 decreased $83,000, or 2.1%, compared to March 31, 2016. During the first quarter, $95,000 of loan income was reversed as loans totaling $3.0 million were placed on non-accrual status.  The Company’s net interest margin was 3.68% for the three months ended March 31, 2017, and 3.94% for the three months ended March 31, 2016, a decrease of 26 basis points.  The net interest margin decreased due to a decline in the yield on loans.

The following tables set forth for the quarter ended March 31, 2017 and 2016, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2017			2016
	Average	Income/	Average	Average	Income/	Average
Three months ended March 31,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$4,156	$5	0.48%
Interest-bearing deposits in other financial institutions	8,674	23	1.08%	2,726	11	1.62%
Available-for-sale securities (1)
Taxable	29,828	149	2.03%	37,716	178	1.90%
Nontaxable	19,998	203	4.12%	23,015	240	4.19%
Federal Home Loan Bank stock	2,025	23	4.61%	2,025	20	3.97%
Loans receivable (2)	363,824	4,125	4.60%	333,000	4,103	4.96%
Total interest earning assets	424,349	4,523	4.32%	402,638	4,557	4.55%
Non-interest earning assets	27,916			30,505
Total Assets	$452,265			$433,143

Interest-bearing liabilities:
NOW Accounts	$122,509	$133	0.44%	$126,996	$122	0.39%
Money market Accounts	26,462	$31	0.48%	$26,111	$26	0.40%
Savings accounts	21,767	10	0.19%	20,451	9	0.18%
Time deposits	144,202	373	1.05%	146,805	371	1.02%
Total interest-bearing deposits	314,940	547	0.70%	320,363	528	0.66%
Borrowings	38,078	97	1.03%	18,394	57	1.25%
Subordinated debentures	5,000	33	2.68%	5,000	28	2.25%
Total interest-bearing liabilities	358,018	677	0.77%	343,757	613	0.72%
Non-interest bearing deposits	49,288			47,034
Other liabilities	2,132			2,196
Total liabilities	409,438			392,987
Stockholders’ equity	42,827			40,156
Total Liabilities and Stockholders’ Equity	$452,265			$433,143
Net interest income		$3,846			$3,944

Net interest spread (1)			3.56%			3.83%
Net interest margin (1) (3)			3.68%			3.94%
Return on average assets ratio			0.81%			0.84%
Return on average equity ratio			8.59%			9.06%
Average equity to assets ratio			9.47%			9.27%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2017 and 2016.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31, 2017
	Vs. 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	76	(81)	(5)
Interest-bearing deposits in other financial institutions	(376)	388	12
Available-for-sale securities:
Taxable	573	(602)	(29)
Nontaxable (1)	472	(509)	(37)
Federal Home Loan Bank stock	3	—	3
Loans, net	(6,121)	6,143	22
Total Net Change in income on interest-earning assets	(5,373)	5,339	(34)

Interest-bearing liabilities:
NOW Accounts	81	(70)	11
Money market accounts	(1)	6	5
Savings accounts	(8)	9	1
Time deposits	108	(106)	2
FHLB and other borrowings	164	(145)	19
Subordinated debentures	(947)	987	40
Total Net Change in expense on interest-earning liabilities	(603)	681	78
Net change in net interest income	(4,770)	4,658	(112)
Percentage Change	4259.3%	-4159.3%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

There was a $30,000 provision for loan losses in the first quarter of 2017 compared to no provision for loan losses for the first quarter of 2016 due to the growth of the loan portfolio and an increase in non-performing assets.

Non-Interest Income

Non-interest income for the three months ended March 31, 2017 decreased $47,000, or 5.5%, compared to the three months ended March 31, 2016, due to a decrease in service charges on deposit accounts of $47,000.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2017 decreased $163,000, or 4.7%, compared to the three months ended March 31, 2016, primarily due to a reduction in professional fees of $50,000 and a decrease in personnel expense of $50,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2017 and 2016.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2017 and 2016. The effective tax rate was 28.8% for the first quarter of 2017 and 2016. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2017 were $464.4 million, an increase of $9.0 million, or 2.0%, from $455.4 million at December 31, 2016.  Average assets during the first quarter of 2017 were $452.3 million, an increase of 4.4%, or $19.2 million, from

$433.1 million in the first quarter of 2016.  Average interest earning assets increased 5.4%, or $21.7 million, from $402.6 million in the first quarter of 2016 to $424.3 million in the first quarter of 2017.

Loans

Loans increased $6.2 million, or 1.7%, from $359.4 million at December 31, 2016 to $ 365.6 million at March 31, 2017.  Total loans averaged $363.8 million the first quarter of 2017, compared to $333.0 million the first quarter of 2016, an increase of $30.8 million, or 9.3%.  We experienced an increase in the commercial real estate and residential real estate portfolios during the first three months of the year compared to December 31, 2016. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2017		December 31, 2016
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$59,831	16.37%	$60,388	16.80%
Commercial real estate	221,782	60.67%	216,511	60.25%
Residential real estate	80,133	21.92%	78,422	21.82%
Consumer	3,816	1.04%	4,070	1.13%
	$365,562	100.00%	$359,391	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of March 31, 2017, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.2 million to $10.6 million.  The aggregate amount of these credit relationships was $120.2 million. As of December 31, 2016, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.1 million to $11.2 million.  The aggregate amount of these credit relationships was $119.1 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2017 and December 31, 2016.

As of March 31, 2017, we had $19.1 million of participations in loans purchased from, and $24.4 million of participations in loans sold to, other banks. As of December 31, 2016, we had $17.7 million of participations in loans purchased from, and $24.7 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2017.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of March 31, 2017	Year	Years	Years	Total
Commercial and agricultural	$18,548	$32,174	$9,109	$59,831
Commercial real estate	37,707	113,906	70,169	221,782
Residential real estate	10,663	35,214	34,256	80,133
Consumer	1,027	2,744	45	3,816
Total	$67,945	$184,038	$113,579	$365,562

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

	(Dollars in Thousands)
	March 31, 2017		December 31, 2016
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$537	21.92%	$527	21.82%
Consumer and other loans	13	1.04%	14	1.13%
Commercial and agricultural	665	16.37%	615	16.80%
Commercial real estate	3,640	60.67%	3,628	60.25%
Unallocated	51	0.00%	70	0.00%
Total allowance for loan losses	$4,906	100.00%	$4,854	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $51,000 at March 31, 2017 and $70,000 at December 31, 2016.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2017	December 31, 2016
Non-accrual loans	$2,462	$23
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	579	—
Total non-performing loans	3,041	23
Other real estate owned	—	—
Total non-performing assets	$3,041	$23

Non-performing loans to total loans	0.83%	0.01%
Non-performing assets to total assets	0.65%	0.01%
Net charge-offs (recoveries) YTD	$(22)	$(23)
Net charge-offs (recoveries) YTD to average YTD total loans	(0.02)%	(0.01)%
Allowance for loan losses to non-performing loans	161.33%	21,104.35%
Allowance for loan losses to total loans	1.34%	1.35%

Non-performing assets totaled $3.0 million at March 31, 2017, compared to $23,000 at December 31, 2016, an increase of $3.0 million. Payoffs and paydowns were related to the payoff of a $5,000 residential real estate loan; there were no charge-offs related to non-performing assets in the three months ended March 31, 2017.  Increases in non-performing assets included the addition of $2.4 million in commercial real estate loans, $540,000 in residential real estate loans, and $100,000 in commercial loans.

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

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds

The investment securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, tax-exempt securities of states and political subdivisions, a taxable municipal security, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $49.8 million for the first three months of 2017, compared to $60.7 million for 2016.

The tables below present the maturities and yield characteristics of securities as of March 31, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
March 31, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$998	$—	$—	$1,998	$1,976
Agency mortgage-backed securities: (1)	51	16,761	6,195	—	23,007	22,977
Municipal securities	1,641	10,521	6,024	2,516	20,702	20,912
Trust preferred security	—	—	—	1,885	1,885	1,260
Total available-for-sale securities	$2,692	$28,280	$12,219	$4,401	$47,592	$47,125

Percent of total	5.66%	59.42%	25.67%	9.25%	100.00%

Weighted average yield(2)	2.58%	2.61%	3.27%	4.17%	2.85%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on March 2017 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,998	$—	$—	$1,998	$1,957
Agency mortgage-backed securities: (1)	85	21,700	6,363	—	28,148	27,957
Municipal securities	1,264	9,924	7,606	2,516	21,310	21,380
Trust preferred security	—	—	—	1,884	1,884	1,240
Corporate bond	—	—	1,000	—	1,000	1,013
Total available-for-sale securities	$1,349	$33,622	$14,969	$4,400	$54,340	$53,547

Percent of total	2.48%	61.87%	27.55%	8.10%	100.00%

Weighted average yield (2)	3.06%	2.47%	3.31%	4.14%	2.85%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2016 prepayment projections.

(2)The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

The trust preferred security category consists of one single issue trust preferred security which has experienced a decline in fair value due to inactivity in the market. No impairment charge is being taken as no loss of principal is anticipated and all principal and interest payments are being received as scheduled. The Company does not intend to sell this security and does not believe it will be required to sell this security.

All rated securities are investment grade. For those that are not rated, the financial condition has been evaluated and no adverse conditions were identified related to repayment. Declines in fair value are a function of rate changes in the market and market illiquidity.

Deposits

Our primary funding source for lending and investment activities results from customer deposits.  Deposits at March 31, 2017 were $373.4 million, an increase of $3.0 million, or 0.8%, compared to $370.4 million at December 31, 2016.  Total deposits averaged $364.2 million the first quarter of 2017, a decrease of $3.2 million, or 0.9%, compared to $367.4 million during the first quarter of 2016.  Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $17.5 million and $10.7 million at March 31, 2017 and December 31, 2016, respectively.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  There were $10.2 million in brokered deposits at March 31, 2017, compared to $1.9 million at December 31, 2016. We also utilize a deposit listing service to obtain additional deposits totaling $21.0 million at March 31, 2017, compared to $25.1 million at December 31, 2016.

The scheduled maturities or next repricing dates of time deposits as of March 31, 2017 were as follows:

(Dollars in Thousands)
March 31, 2017
Three months or less	$14,557
Over three through twelve months	78,266
Over one year through three years	47,335
Over three years	9,914
Total	$150,072

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of March 31, 2017 were $41.0 million compared to $35.0 million at December 31, 2016. Rates vary based on the term to repayment, and are summarized below as of March 31, 2017:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	April 25, 2017	0.89%	5,000
Fixed	May 12, 2017	0.77%	5,000
Fixed	July 07, 2017	0.84%	3,000
Fixed	July 28, 2017	0.84%	3,000
Fixed	July 28, 2017	0.88%	4,000
Fixed	August 23, 2017	0.84%	5,000
Fixed	August 30, 2017	0.84%	2,000
Fixed	March 07, 2018	1.26%	3,000
Fixed	April 20, 2018	1.05%	5,000
Fixed	May 24, 2019	1.72%	3,000
Fixed	January 15, 2021	1.88%	3,000
			$41,000

With our available collateral and the Company’s current holding of FHLB stock, we are eligible to borrow an additional $34.3 million from the FHLB as of March 31, 2017 compared to $40.3 million at December 31, 2016.

Other Borrowings.  In 2016, we renewed a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2017, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  There was no balance on the line at March 31, 2017 and December 31, 2016.

At March 31, 2017, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2017 or December 31, 2016.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of March 31, 2017 was 2.65%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $43.4 million at March 31, 2017, an increase of $1.0 million, or 2.4%, from $42.4 million at December 31, 2016.  The book value per common share improved to $18.01 at March 31, 2017 compared to $17.54 at December 31, 2016.  The Company has declared a dividend of $0.08 per share in April, 2017 to be paid in May, 2017.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, is entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and is currently convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends).  Approximately 8% of preferred shareholders (holding 21 shares of Preferred Stock) have converted their shares into 47,775 shares of common stock as of March 31, 2017.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of March 31, 2017 is 1.25%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of March 31, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$49,541	12.50%	$31,711	8.00%	N/A	N/A
Citizens First Bank, Inc.	49,050	12.38%	31,701	8.00%	$39,627	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	44,634	11.26%	23,783	6.00%	N/A	N/A
Citizens First Bank, Inc.	44,144	11.14%	23,776	6.00%	31,701	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	32,619	8.23%	17,835	4.50%	N/A	N/A
Citizens First Bank, Inc.	44,144	11.14%	17,832	4.50%	25,757	6.50%

Tier I Leverage Capital to average assets
Consolidated	44,634	9.96%	17,925	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.85%	17,921	4.00%	22,401	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%

(2)

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

At March 31, 2017, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 9.64% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 5.16%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Apr 2017 - Mar 2018

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$19,170,616	$3,047,694	18.90%
+300	18,434,847	2,311,925	14.34%
+200	17,676,682	1,553,760	9.64%
Base	16,122,922		—%
(200)	15,291,164	(831,758)	(5.16)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

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

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iv) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2017 and March 31, 2016, (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: May 11, 2017	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: May 11, 2017	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer