Form 10-Q
period 2017-06-30
CITIZENS FIRST CORP
filed 2017-08-10
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

2,526,377 shares of Common Stock, no par value, were outstanding at August 10, 2017.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30,	December 31,
	2017	2016
	Unaudited
Assets
Cash and due from financial institutions	$6,769	$8,542
Interest-bearing deposits in other financial institutions	24,351	11,018
Available-for-sale securities	48,560	53,547
Loans held for sale	—	264
Loans, net of allowance for loan losses of $4,898 and $4,854 at June 30, 2017 and December 31, 2016, respectively	355,572	354,537
Premises and equipment, net	9,212	9,390
Bank owned life insurance (BOLI)	8,439	8,351
Federal Home Loan Bank (FHLB) stock, at cost	2,053	2,025
Accrued interest receivable	1,435	1,622
Deferred income taxes	1,210	1,464
Goodwill and other intangible assets	4,256	4,291
Other assets	499	371
Total assets	$462,356	$455,422
Liabilities
Deposits
Noninterest bearing	$50,404	$52,322
Savings, NOW and money market	175,400	173,620
Time	145,061	144,497
Total deposits	370,865	370,439
FHLB advances and other borrowings	40,000	35,000
Subordinated debentures	5,000	5,000
Accrued interest payable	229	220
Other liabilities	1,923	2,399
Total liabilities	418,017	413,058
Stockholders’ equity
6.5% cumulative preferred stock, no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 0 and 237 shares at June 30, 2017 and December 31, 2016, respectively	—	7,261
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,526,377 and 2,000,852 shares at June 30, 2017 and December 31, 2016, respectively	33,050	25,920
Retained earnings	11,321	9,706
Accumulated other comprehensive income (loss)	(32)	(523)
Total stockholders’ equity	44,339	42,364
Total liabilities and stockholders’ equity	$462,356	$455,422

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2017	June 30, 2016
Interest and dividend income
Loans	$4,257	$4,162
Taxable securities	142	177
Non-taxable securities	127	159
Federal funds sold and other	67	38
Total interest and dividend income	4,593	4,536
Interest expense
Deposits	595	514
FHLB advances and other borrowings	96	81
Subordinated debentures	35	29
Total interest expense	726	624
Net interest income	3,867	3,912
Provision (credit) for loan losses	—	(85)
Net interest income after provision for loan losses	3,867	3,997
Non-interest income
Service charges on deposit accounts	327	339
Other service charges and fees	301	272
Gain on sale of mortgage loans	88	91
Non-deposit brokerage fees	91	75
Lease income	80	49
BOLI income	45	44
Gain on sale of available-for-sale securities	—	55
Total non-interest income	932	925
Non-interest expenses
Salaries and employee benefits	1,655	1,676
Net occupancy expense	446	492
Advertising and public relations	77	98
Professional fees	171	137
Data processing services	251	263
Franchise shares and deposit tax	132	132
FDIC insurance	49	59
Other real estate owned expenses	—	23
Other	432	510
Total non-interest expenses	3,213	3,390
Income before income taxes	1,586	1,532
Income taxes	478	458
Net income	1,108	1,074
Dividends on preferred stock	119	123
Net income available for common stockholders	$989	$951
Basic earnings per common share	$0.47	$0.48
Diluted earnings per common share	$0.43	$0.42

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2017	June 30, 2016
Interest and dividend income
Loans	$8,381	$8,265
Taxable securities	291	354
Non-taxable securities	264	318
Federal funds sold and other	114	75
Total interest and dividend income	9,050	9,012
Interest expense
Deposits	1,142	1,042
FHLB advances and other borrowings	193	138
Subordinated debentures	68	57
Total interest expense	1,403	1,237
Net interest income	7,647	7,775
Provision (credit) for loan losses	30	(85)
Net interest income after provision (credit) for loan losses	7,617	7,860
Non-interest income
Service charges on deposit accounts	605	664
Other service charges and fees	565	520
Gain on sale of mortgage loans	156	168
Non-deposit brokerage fees	178	147
Lease income	132	94
BOLI income	88	88
Gain on sale of available-for-sale securities	23	106
Total non-interest income	1,747	1,787
Non-interest expenses
Salaries and employee benefits	3,389	3,460
Net occupancy expense	907	975
Advertising and public relations	148	159
Professional fees	301	317
Data processing services	504	519
Franchise shares and deposit tax	264	264
FDIC insurance	98	118
Other real estate owned expenses	—	24
Other	893	1,008
Total non-interest expenses	6,504	6,844
Income before income taxes	2,860	2,803
Income taxes	845	824
Net income	2,015	1,979
Dividends and accretion on preferred stock	238	247
Net income available for common stockholders	$1,777	$1,732
Basic earnings per common share	$0.86	$0.87
Diluted earnings per common share	$0.79	$0.78

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2017	June 30, 2016
Comprehensive income, net of tax
Net income	$1,108	$1,074
Other comprehensive income
Reclassification adjustment for gains included in net income, net of taxes	—	(36)
Change in unrealized gain on available for sale securities, net of taxes	276	207
Total other comprehensive income	276	171
Comprehensive income	$1,384	$1,245

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2017	June 30, 2016
Comprehensive income, net of tax
Net income	$2,015	$1,979
Other comprehensive income
Reclassification adjustment for gains included in net income, net of taxes	(15)	(70)
Change in unrealized gain on available for sale securities, net of taxes	506	363
Total other comprehensive income	491	293
Comprehensive income	$2,506	$2,272

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	2,015	—	2,015
Conversion of cumulative preferred	(7,077)	7,077	—	—	—
Redemption of cumulative preferred	(184)	(8)			(192)
Stock based compensation	—	61	—	—	61
Change in accumulated other comprehensive income	—	—	—	491	491
Dividend declared and paid on common stock ($.08 per share)	—	—	(162)	—	(162)
Dividend declared and paid on preferred stock	—	—	(238)	—	(238)
Balance, June 30, 2017	$—	$33,050	$11,321	$(32)	$44,339

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income	—	—	1,979	—	1,979
Conversion of cumulative preferred	(398)	398	—	—	—
Stock based compensation	—	42	—	—	42
Change in accumulated other comprehensive income	—	—	—	293	293
Exercise of director stock options	—	16	—	—	16
Dividend declared and paid on common stock ($.08 per share)	—	—	(160)	—	(160)
Dividend declared and paid on preferred stock	—	—	(247)	—	(247)
Balance, June 30, 2016	$7,261	$25,862	$7,876	$448	$41,447

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	June 30, 2017	June 30, 2016
Operating Activities
Net income	$2,015	$1,979
Items not requiring (providing) cash:
Depreciation	234	274
Provision (credit) for loan losses	30	(85)
Amortization of premiums and discounts on securities	108	158
Amortization of core deposit intangible	35	35
Stock based compensation	61	42
BOLI Income	(88)	(88)
Proceeds from sale of mortgage loans held for sale	8,093	7,408
Origination of mortgage loans held for sale	(7,673)	(7,359)
Gains on sales of available-for-sale securities	(23)	(106)
Gains on sales of mortgage loans held for sale	(156)	(168)
Loss (gain) on sale premises and equipment	(6)	4
Loss on branch disposal	—	27
Changes in:
Accrued interest receivable	187	144
Other assets	(128)	(48)
Accrued interest payable and other liabilities	(467)	106
Net cash provided by operating activities	2,222	2,323
Investing Activities
Loan originations and payments, net	(1,065)	(16,179)
Increase in interest-bearing deposits in other financial institutions	(13,333)	—
Purchase of premises and equipment	(57)	(48)
Proceeds from maturities of available-for-sale securities	3,836	5,373
Purchase of available-for-sale securities	(3,059)	(7,160)
Proceeds from sales of available-for-sale securities	4,870	3,839
Proceeds from sales of other real estate owned	—	100
Proceeds from sales of premises and equipment	7	—
Purchase of FHLB stock	(28)	—
Proceeds from branch disposal	—	197
Net cash used in investing activities	(8,829)	(13,878)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(138)	(3,283)
Net change in time deposits	564	(13,672)
Proceeds from FHLB advances	22,000	27,000
Repayment of FHLB advances	(17,000)	(5,000)
Repayment of other borrowings	—	(1,000)
Redemption of preferred stock	(192)	—
Exercise of stock options	—	16
Dividends paid on common stock	(162)	(160)
Dividends paid on preferred stock	(238)	(247)
Net cash provided by financing activities	4,834	3,654
Decrease in Cash and Cash Equivalents	(1,773)	(7,901)
Cash and Cash Equivalents, Beginning of Year	8,542	15,255
Cash and Cash Equivalents, End of Year	$6,769	$7,354
Supplemental Cash Flows Information
Interest paid	$1,394	$1,227
Income taxes paid	$815	$650
Conversion of cumulative preferred stock	$7,069	$398
Loans transferred to other real estate owned	$—	$66

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements–In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The FASB subsequently issued additional ASUs to defer the effective date and provide additional clarifications. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Interest income is outside the scope of this new standard and will not be impacted by its adoption.  The Company is currently evaluating the impact of the new standard on categories of non-interest income, particularly service charges on deposit accounts.  The Company does not expect the new standard, or any of the amendments, to result in a material change from our current accounting for revenue.

In January 2016 the FASB issued ASU 2016-01 which amends existing guidance on the classification and measurement of financial instruments.  This new standard revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The new standard is effective for reporting periods beginning after December 15, 2017.  The Company does not expect that adopting the provisions of ASU 2016-01 will have a material impact on our consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.  Based on the leases outstanding at June 30, 2017, we do not expect the new standard to have a material impact on our consolidated financial statements.

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017
U. S. government agencies and government sponsored entities	$1,998	$—	$(20)	$1,978
Agency mortgage-backed securities: residential	24,280	155	(57)	24,378
State and municipal	20,443	390	(9)	20,824
Trust preferred security	1,887	—	(507)	1,380
Total Available-for-Sale Securities	$48,608	$545	$(593)	$48,560

December 31, 2016
U. S. government agencies and government sponsored entities	$1,998	$—	$(41)	$1,957
Agency mortgage-backed securities: residential	28,148	99	(290)	27,957
State and municipal	21,310	216	(146)	21,380
Trust preferred security	1,884	—	(644)	1,240
Corporate bonds	1,000	13	—	1,013
Total Available-for-Sale Securities	$54,340	$328	$(1,121)	$53,547

The amortized cost and fair value of investment securities at June 30, 2017 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2017
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,264	$2,265
Due from one to five years	11,215	11,318
Due from five to ten years	6,214	6,422
Due after ten years	4,635	4,177
Agency mortgage-backed: residential	24,280	24,378
Total	$48,608	$48,560

The following table summarizes the investment securities with unrealized losses by portfolio segment at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2017:
U.S. government agencies and government sponsored entities	$1,978	$(20)	$—	$—	$1,978	$(20)
Agency mortgage-backed: residential	8,095	(57)	—	—	8,095	(57)
State and municipal	1,046	(8)	294	(1)	1,340	(9)
Trust preferred security	—	—	1,380	(507)	1,380	(507)
Total temporarily impaired	$11,119	$(85)	$1,674	$(508)	$12,793	$(593)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2016:
U.S. government agencies and government sponsored entities	$1,957	$(41)	$—	$—	$1,957	$(41)
Agency mortgage-backed: residential	16,722	(290)	—	—	16,722	(290)
State and municipal	9,399	(142)	293	(4)	9,692	(146)
Trust preferred security	—	—	1,240	(644)	1,240	(644)
Total temporarily impaired	$28,078	$(473)	$1,533	$(648)	$29,611	$(1,121)

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

99.8% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2017	December 31, 2016
Commercial	$60,075	$60,388
Commercial real estate:
Construction	50,775	38,168
Other	166,819	178,343
Residential real estate	78,808	78,422
Consumer:
Auto	1,121	1,195
Other	2,872	2,875
Total Loans	360,470	359,391
Less: Allowance for loan losses	(4,898)	(4,854)
Net loans	$355,572	$354,537

The following table sets forth an analysis of our allowance for loan losses for the three months ended June 30, 2017 and 2016.

	(Dollars in Thousands)
June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$665	$3,640	$537	$13	$51	$4,906
Provision (credit) for loan losses	27	(18)	(23)	(2)	16	—
Loans charged-off	(17)	—	—	(1)	—	(18)
Recoveries	6	—	3	1	—	10
Total ending allowance balance	$681	$3,622	$517	$11	$67	$4,898

	(Dollars in Thousands)
June 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$745	$3,585	$602	$24	$88	$5,044
Provision (credit) for loan losses	(301)	257	4	(5)	(40)	(85)
Loans charged-off	(5)	(52)	(15)	—	—	(72)
Recoveries	25	25	9	3	—	62
Total ending allowance balance	$464	$3,815	$600	$22	$48	$4,949

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2017 and 2016.

	(Dollars in Thousands)
June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	57	(6)	(16)	(2)	(3)	30
Loans charged-off	(17)	—	—	(3)	—	(20)
Recoveries	25	—	6	2	—	33
Total ending allowance balance	$681	$3,622	$517	$11	$67	$4,898

	(Dollars in Thousands)
June 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(475)	386	86	(10)	(73)	(85)
Loans charged-off	(5)	(52)	(23)	—	—	(80)
Recoveries	132	50	13	4	—	199
Total ending allowance balance	$464	$3,815	$600	$22	$48	$4,949

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2017 and December 31, 2016, which includes net deferred loan fees.  As of June 30, 2017 and December 31, 2016, accrued interest receivable of $1.2 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$100	$239	$—	$1	$—	$340
Collectively evaluated	581	3,383	517	10	67	4,558
Total ending allowance balance	$681	$3,622	$517	$11	$67	$4,898

Loans:
Individually evaluated for impairment	$105	$3,320	$1,092	$20	$—	$4,537
Collectively evaluated	59,970	214,274	77,716	3,973	—	355,933
Total ending loans balance	$60,075	$217,594	$78,808	$3,993	$—	$360,470

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$192	$—	$1	$—	$198
Collectively evaluated	610	3,436	527	13	70	4,656
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

Loans:
Individually evaluated for impairment	$60	$1,533	$837	$23	$—	$2,453
Collectively evaluated	60,328	214,978	77,585	4,047	—	356,938
Total ending loans balance	$60,388	$216,511	$78,422	$4,070	$—	$359,391

The following table presents information related to impaired loans by class of loans as of June 30, 2017 and December 31, 2016. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$—	$—	$—	$53	$53	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,254	2,254	—	579	579	—
Residential real estate	1,091	1,091	—	837	837	—
Consumer:
Auto	—	—	—	—	—	—
Other	4	4	—	5	5	—
Subtotal	$3,349	$3,349	$—	$1,474	$1,474	$—

With an allowance recorded:
Commercial	$105	$105	$100	$7	$7	$5
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,066	1,066	239	954	954	192
Residential real estate	1	1	—	—	—	—
Consumer:
Auto	—	—	—	—	—	—
Other	16	16	1	18	18	1
Subtotal	$1,188	$1,188	$340	$979	$979	$198
Total	$4,537	$4,537	$340	$2,453	$2,453	$198

Information on impaired loans for the three months ended June 30, 2017 and 2016 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2017			June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$105	$—	$—	$135	$3	$3
Commercial real estate:
Construction	—	—	—	—	—	—
Other	3,324	42	12	1,584	21	21
Residential real estate	1,094	13	8	747	8	8
Consumer:
Auto	—	—	—	—	—	—
Other	21	—	—	25	—	—
Total	$4,544	$55	$20	$2,491	$32	$32

Information on impaired loans for the six months ended June 30, 2017 and 2016 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2017			June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$106	$2	$2	$139	$6	$6
Commercial real estate:
Construction	—	—	—	—	—	—
Other	3,328	56	24	1,604	41	41
Residential real estate	1,097	21	15	749	16	15
Consumer:
Auto	—	—	—	—	—	—
Other	21	1	1	18	1	1
Total	$4,552	$80	$42	$2,510	$64	$63

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2017 and December 31, 2016 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	June 30, 2017		December 31, 2016
	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual	Loans Past Due Over 90 Days and Still Accruing	Nonaccrual

Commercial	$—	$100	$—	$—
Commercial real estate:
Other	—	2,382	—	—
Residential real estate	—	415	—	23
Total	$—	$2,897	$—	$23

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
June 30, 2017
Commercial	$58	$100	$—	$158	$59,917	$60,075
Commercial real estate:
Construction	—	—	—	—	50,775	50,775
Other	114	—	2,382	2,496	164,323	166,819
Residential real estate	70	55	415	540	78,268	78,808
Consumer:
Auto	—	—	—	—	1,121	1,121
Other	16	—	—	16	2,856	2,872
Subtotal	$258	$155	$2,797	$3,210	$357,260	$360,470

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	Over 90 Days Past Due	Total Past Due	Current	Total
December 31, 2016
Commercial	$—	$—	$—	$—	$60,388	$60,388
Commercial real estate:
Construction	—	—	—	—	38,168	38,168
Other	—	—	—	—	178,343	178,343
Residential real estate	166	29	23	218	78,204	78,422
Consumer:
Auto	1	—	—	1	1,194	1,195
Other	—	—	—	—	2,875	2,875
Subtotal	$167	$29	$23	$219	$359,172	$359,391

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $2.2 million and $2.3 million as of June 30, 2017 and December 31, 2016, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the 10 troubled debt restructurings reported at quarter end, nine loans totaling $1.6 million were on accrual status and one $579,000 loan was on non-accrual status.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2017 and 2016.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2017			June 30, 2016
Troubled Debt Restructurings:
Commercial	1	$5	$5	—	$—	$—
Consumer	—	—	—	1	7	7
Total	1	$5	$5	1	$7	$7

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2017 and 2016.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	June 30, 2017			June 30, 2016
Troubled Debt Restructurings:
Commercial	1	$5	$5	—	$—	$—
Consumer	—	—	—	2	21	21
Total	1	$5	$5	2	$21	$21

Specific allocations of $191,000 and $231,000 were reported for troubled debt restructurings as of June 30, 2017 and June 30, 2016. No payment defaults or charge-offs were reported for troubled debt restructuring during  the prior 12 months ended June 30, 2017, and one troubled debt restructuring totaling $3,000 was charged off in the prior 12 months ended June 30, 2016.

The terms of certain other loans were modified during the six months ended June 30, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These loans modified during the six months ended June 30, 2017 have a total recorded investment of $17.2 million as of June 30, 2017. These loans modified during the six months ended June 30, 2016 had a total recorded investment of $13.1 million as of June 30, 2016. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial	$58,738	$—	$1,337	$—	$60,075
Commercial real estate:
Construction	50,775	—	—	—	50,775
Other	161,707	719	4,393	—	166,819
Residential real estate	78,338	—	470	—	78,808
Consumer:
Auto	1,121	—	—	—	1,121
Other	2,861	—	11	—	2,872
Total	$353,540	$719	$6,211	$—	$360,470

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$59,990	$—	$398	$—	$60,388
Commercial real estate:
Construction	38,168	—	—	—	38,168
Other	174,507	741	3,095	—	178,343
Residential real estate	77,982	—	440	—	78,422
Consumer:
Auto	1,195	—	—	—	1,195
Other	2,867	—	8	—	2,875
Total	$354,709	$741	$3,941	$—	$359,391

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$1,978	—	—	$1,957	—
Agency mortgage-backed securities-residential	—	24,378	—	—	27,957	—
State and municipal	—	20,824	—	—	21,380	—
Trust preferred security	—	—	1,380	—	—	1,240
Corporate bonds	—	—	—	—	1,013	—
Total investment securities	$—	$47,180	$1,380	$—	$52,307	$1,240

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Trust Preferred Security
	2017	2016

Balance of recurring Level 3 assets at January 1	$1,240	$1,340
Total gains or (losses) for the period included in other comprehensive income	140	(80)
Balance of recurring Level 3 assets at June 30	$1,380	$1,260

At June 30, 2017, there were a total of $78,000 impaired commercial real estate loans measured at fair value using significant unobservable inputs (level 3). These loans had adjustments using sales comparison valuation techniques for limited used nature of certain properties, age of appraisal, location, and/or condition. These unobservable inputs resulted in adjustments of 20% (weighted average). There were no financial assets measured at fair value on a non-recurring basis as of December 31, 2016.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $227,000 at June 30, 2017 with a valuation allowance of $149,000, resulting in an additional provision for loan losses of $149,000 in the six months ending June 30,  2017. There were no loans measured for impairment using the fair value of collateral dependent loans, no valuation allowance, and no resulting provision for loan losses as of December 31, 2016.

There was no other real estate owned to measure at fair value at June 30, 2017 or December 31, 2016. No writedowns of other real estate owned were taken in the six months ended June 30, 2017 or June 30, 2016.

The carrying amount and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at
		June 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,769	$6,769	$—	$—	$6,769
Interest-bearing deposits in other financial institutions	24,351	24,351	—	—	24,351
Available-for-sale-securities	48,560	—	47,180	1,380	48,560
Loans, net of allowance	355,572	—	—	355,294	355,294
Loans held for sale	—	—	—	—	—
Accrued interest receivable	1,435	16	241	1,178	1,435
Federal Home Loan Bank stock	2,053	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$225,804	$225,804	$—	$—	$225,804
Time deposits	145,061	—	145,239	—	145,239
FHLB advances	40,000	—	39,914	—	39,914
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	229	14	178	37	229

		Fair Value Measurements at
		December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$8,542	$8,542	$—	$—	$8,542
Interest-bearing deposits in other financial institutions	11,018	11,018	—	—	11,018
Available-for-sale-securities	53,547	—	52,307	1,240	53,547
Loans, net of allowance	354,537	—	—	354,300	354,300
Loans held for sale	264	—	266	—	266
Accrued interest receivable	1,622	16	268	1,338	1,622
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$225,942	$225,942	$—	$—	$225,942
Time deposits	144,497	—	144,558	—	144,558
FHLB advances	35,000	—	34,897	—	34,897
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	220	12	175	33	220

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, convertible preferred stock and warrants, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the three months and six months ended June 30, 2017 and 2016.

	2017			2016
	Quarter ended June 30, 2017			Quarter ended June 30, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,108			$1,074
Dividends on preferred stock during the year	(119)			(123)
Net income available to common shareholders	$989	2,104,002	$0.47	$951	1,998,979	$0.48

Effect of dilutive securities
Stock options	—	—		—	69
Performance share units	—	10,246		—	1,725
Convertible preferred stock	119	435,875		123	539,175

Diluted earnings per share

Net income available to common stockholders and assumed conversions	$1,108	2,550,123	$0.43	$1,074	2,539,948	$0.42

	Six months ended June 30, 2017			Six months ended June 30, 2016
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$2,015			$1,979
Dividends on preferred stock during the year	(238)			(247)
Net income available to common shareholders	$1,777	2,058,318	$0.86	$1,732	1,996,278	$0.87

Effect of dilutive securities:
Stock options	—	—		—	59
Performance share units	—	10,021		—	2,937
Convertible preferred stock	238	481,634		247	541,563

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$2,015	2,549,973	$0.79	$1,979	2,540,837	$0.78

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2017 and December 31, 2016, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. For 2016, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.25% as of June 30, 2017.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$50,225	12.68%	$31,711	8.00%	N/A	N/A
Citizens First Bank, Inc.	49,973	12.62%	31,688	8.00%	$39,610	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	45,327	11.44%	23,783	6.00%	N/A	N/A
Citizens First Bank, Inc.	45,075	11.38%	23,766	6.00%	31,688	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,327	10.18%	17,835	4.50%	N/A	N/A
Citizens First Bank, Inc.	45,075	11.38%	17,825	4.50%	25,747	6.50%

Tier I Leverage Capital to average assets
Consolidated	45,327	10.06%	18,015	4.00%	N/A	N/A
Citizens First Bank, Inc.	45,075	9.94%	18,133	4.00%	22,666	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%
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

On May 15, 2017, the Board of Directors of the Company authorized the redemption of all 229 outstanding shares of the Company’s Cumulative Convertible Preferred Stock (“Preferred Shares”) as of June 30, 2017 (the “Redemption Date”) at the redemption price of $31,992 per share (the Stated Value of the Preferred Shares), plus accrued and unpaid dividends.  The Preferred Shares were convertible at the option of the holder, until the day prior to the Redemption Date, into a number of shares of common stock determined by dividing the Stated Value of the Preferred Shares ($31,992) by $14.06, the conversion price.

From May 15, 2017 to the Redemption Date, the Company issued an aggregate of 507,325 shares of common stock upon conversion of 223 Preferred Shares.  Six preferred shares with an aggregate redemption price of $191,952 were redeemed.  As a result of the conversion of Preferred Shares, the outstanding shares of the Company’s common stock have increased from 2,019,052 to 2,526,377 as of June 30, 2017.

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

Results of Operations

For the quarter ended June 30, 2017, we reported net income of $1.11 million or $0.43 per diluted common share, compared to net income of $1.07 million, or $0.42 per diluted common share in the second quarter of 2016, an increase of $34,000.  The increase in net income is attributable to a reduction in non-interest expenses of $177,000, offset by a decrease in net interest income of $45,000.

For the six months ended June 30, 2017 we reported net income of $2.02 million or $0.79 per diluted common share, compared to net income of $1.98 million, or $0.78 per diluted common share in the previous year. This represents an increase of $36,000, or $0.01 per share. The increase in net income is attributable to a decrease in non-interest expenses of $340,000, offset by a decrease in net interest income of $128,000 and an increase in provision expense of $115,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.98% for the quarter ended June 30, 2017, compared to 0.98% for the quarter ended June 30, 2016. The annualized return on average assets was 0.90% for the six months ended June 30, 2017, compared to 0.91% in June 30, 2016.  Our annualized return on average equity, defined as net income divided by average equity, was 10.09% for the quarter ended June 30, 2017, compared to 10.56% for the quarter ended June 30, 2016.  Our annualized return on average equity was 9.35% for the six months ended June 30, 2017, compared to 9.82% for the six months ended June 30, 2016.

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

Net interest income for the quarter ended June 30, 2017 decreased $45,000, or 1.2%, compared to June 30, 2016. The decrease in net interest income was a result of a decrease in the yield on loans and an increase in the cost of funds.

Net interest income for the six months ended June 30, 2017 decreased $128,000 or 1.6%, compared to June 30, 2016. The decrease in net interest income was a result of a decrease in the yield on loans and an increase in the cost of funds.

The Company’s net interest margin was 3.69% for the three months ended June 30, 2017, and 3.92% for the three months ended June 30, 2016, a decrease of 23 basis points.  The net interest margin decreased due to a decline in the yield on loans and an increase in the cost of interest bearing liabilities.  The net interest margin for the six months ended June 30, 2017 was 3.68%, compared to 3.93% in 2016.  The decrease of 25 basis points is attributable to both an increase in the cost of average interest-bearing liabilities and a decrease in the yield on earning assets.

The following tables set forth for the quarter and six months ended June 30, 2017 and 2016, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2017			2016
	Average	Income/	Average	Average	Income/	Average
Quarter ended June 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$6,200	$7	0.45%
Interest-bearing deposits in other financial institutions	15,260	44	1.16%	2,727	11	1.62%
Available-for-sale securities (1)
Taxable	27,644	142	2.06%	37,491	177	1.90%
Nontaxable	18,985	189	3.99%	22,823	238	4.19%
Federal Home Loan Bank stock	2,052	23	4.50%	2,025	20	3.97%
Loans receivable (2)	363,733	4,257	4.69%	338,456	4,162	4.95%
Total interest earning assets	427,674	4,655	4.37%	409,722	4,615	4.53%
Non-interest earning assets	26,850			29,359
Total Assets	$454,524			$439,081

Interest-bearing liabilities:
NOW Accounts	$123,621	$147	0.48%	$127,612	$126	0.40%
Money market Accounts	26,229	32	0.49%	23,443	22	0.38%
Savings accounts	21,974	10	0.18%	21,490	10	0.19%
Time deposits	148,059	406	1.10%	138,540	356	1.03%
Total interest-bearing deposits	319,883	595	0.75%	311,085	514	0.66%
Borrowings	34,769	96	1.11%	30,868	81	1.06%
Subordinated debentures	5,000	35	2.81%	5,000	29	2.33%
Total interest-bearing liabilities	359,652	726	0.81%	346,953	624	0.72%
Non-interest bearing deposits	48,861			49,125
Other liabilities	1,964			2,091
Total liabilities	410,477			398,169
Stockholders’ equity	44,047			40,912
Total Liabilities and Stockholders’ Equity	$454,524			$439,081
Net interest income		$3,929			$3,991

Net interest spread (1)			3.56%			3.81%
Net interest margin (1) (3)			3.69%			3.92%
Return on average assets ratio			0.98%			0.98%
Return on average equity ratio			10.09%			10.56%
Average equity to assets ratio			9.69%			9.32%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2017			2016
	Average	Income/	Average	Average	Income/	Average
Six months ended June 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$5,178	$13	0.50%
Interest-bearing deposits in other financial institutions	11,985	67	1.13%	2,727	22	1.62%
Available-for-sale securities (1)
Taxable	28,730	291	2.04%	37,604	354	1.89%
Nontaxable	19,489	392	4.06%	22,919	478	4.19%
Federal Home Loan Bank stock	2,039	47	4.65%	2,025	40	3.97%
Loans receivable (2)	363,778	8,381	4.65%	335,728	8,265	4.95%
Total interest earning assets	426,021	9,178	4.34%	406,181	9,172	4.54%
Non-interest earning assets	27,380			29,931
Total Assets	$453,401			$436,112

Interest-bearing liabilities:
NOW Accounts	$123,068	$280	0.46%	$127,304	$248	0.39%
Money market Accounts	26,345	$63	0.48%	$24,777	$47	0.38%
Savings accounts	21,871	20	0.18%	20,970	19	0.18%
Time deposits	146,141	779	1.07%	142,673	728	1.03%
Total interest-bearing deposits	317,425	1,142	0.73%	315,724	1,042	0.66%
Borrowings	36,415	193	1.07%	24,631	138	1.13%
Subordinated debentures	5,000	68	2.74%	5,000	57	2.29%
Total interest-bearing liabilities	358,840	1,403	0.79%	345,355	1,237	0.72%
Non-interest bearing deposits	49,073			48,079
Other liabilities	2,047			2,144
Total liabilities	409,960			395,578
Stockholders’ equity	43,441			40,534
Total Liabilities and Stockholders’ Equity	$453,401			$436,112
Net interest income		$7,775			$7,935

Net interest spread (1)			3.56%			3.82%
Net interest margin (1) (3)			3.68%			3.93%
Return on average assets ratio			0.90%			0.91%
Return on average equity ratio			9.35%			9.82%
Average equity to assets ratio			9.58%			9.29%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2017 and 2016.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30, 2017
	Vs. 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	—	(13)	(13)
Interest-bearing deposits in other financial institutions	(30)	75	45
Available-for-sale securities:
Taxable	21	(84)	(63)
Nontaxable (1)	(14)	(72)	(86)
Federal Home Loan Bank stock	7	0	7
Loans, net	(575)	691	116
Total Net Change in income on interest-earning assets	(591)	597	6

Interest-bearing liabilities:
NOW Accounts	40	(8)	32
Money market accounts	13	3	16
Savings accounts	0	1	1
Time deposits	33	18	51
FHLB and other borrowings	(11)	66	55
Subordinated debentures	11	—	11
Total Net Change in expense on interest-earning liabilities	87	79	166
Net change in net interest income	(678)	518	(160)
Percentage Change	423.9%	-323.9%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

There was no provision for loan losses recorded for the second quarter of 2017. A credit for loan losses of $85,000 was recorded for the second quarter of 2016. The allowance for loan losses to total loans was 1.36% of total loans at June 30, 2017 compared to 1.43% at June 30, 2016. Net charge-offs were $8,000 for the second quarter of 2017 compared to $10,000 in the second quarter of 2016.

(Credit) provision expense for the six months ended June 30, 2017 increased $115,000, from ($85,000) to $30,000. Net charge-offs (recoveries) were ($13,000) for the six months ended June 30, 2017 compared to ($119,000) for the six months ended June 30, 2016.

Non-Interest Income

Non-interest income for the three months ended June 30, 2017 increased $7,000, or 0.8%, compared to the three months ended June 30, 2016, primarily due to an increase in lease income and other service charges, offset by a decrease in gains on sale of securities.

Non-interest income for the six months ended June 30, 2017 decreased $40,000, or 2.2%, compared to the six months ended June 30, 2016, primarily due to a decrease in gains on sale of securities and a decrease in service charges on deposits, offset by an increase in other service charges and fees and lease income.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2017 decreased $177,000, or 5.2%, compared to the three months ended June 30, 2016, primarily due to a decrease in other expenses, a reduction in occupancy expenses, and a decrease in personnel expense.

Non-interest expense for the six months ended June 30, 2017 decreased $340,000, or 5.0%, compared to the six months ended June 30, 2016, primarily due to reduction in all categories of expenses, including personnel expenses and occupancy expenses.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2017 and 2016.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2017 and 2016. The effective tax rate for the second quarter of 2017 was 30.2% compared to a 29.9% effective tax rate for the second quarter of 2016. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2017 were $462.4 million, an increase of $6.9 million, or 1.5%, from $455.4 million at December 31, 2016.  Average assets during the second quarter were $454.5 million, an increase of 3.2%, or $15.4 million, from $439.1 million in the second quarter of 2016.  Average interest earning assets increased 3.5%, or $18.0 million, from $409.7 million in the second quarter of 2016 to $427.7 million in the second quarter of 2017.

Loans

Loans increased $1.1 million, or 0.3%, from $359.4 million at December 31, 2016 to $ 360.5 million at June 30, 2017.  Total loans averaged $363.7 million the second quarter of 2017, compared to $338.5 million the second quarter of 2016, an increase of $25.2 million, or 7.44%.  We experienced an increase in the commercial real estate portfolio during the first six months of the year compared to December 31, 2016. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2017		December 31, 2016
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$60,075	16.67%	$60,388	16.80%
Commercial real estate	217,594	60.36%	216,511	60.25%
Residential real estate	78,808	21.86%	78,422	21.82%
Consumer	3,993	1.11%	4,070	1.13%
	$360,470	100.00%	$359,391	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of June 30, 2017, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.2 million to $10.5 million.  The aggregate amount of these credit relationships was $107.6 million. As of December 31, 2016, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.1 million to $11.2 million.  The aggregate amount of these credit relationships was $105.9 million, with total commitments of $119.1 million. As of June 30, 2017 the aggregate amount of these credit relationships was $107.6 million, with total commitments of $124.1 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2017 and December 31, 2016.

As of June 30, 2017, we had $19.3 million of participations in loans purchased from, and $23.2 million of participations in loans sold to, other banks. As of December 31, 2016, we had $17.7 million of participations in loans purchased from, and $24.7 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2017.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of June 30, 2017	Year	Years	Years	Total
Commercial and agricultural	$18,616	$31,899	$9,560	$60,075
Commercial real estate	50,287	98,222	69,085	217,594
Residential real estate	8,070	35,093	35,645	78,808
Consumer	1,216	2,713	64	3,993
Total	$78,189	$167,927	$114,354	$360,470

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

	(Dollars in Thousands)
	June 30, 2017		December 31, 2016
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$517	21.86%	$527	21.82%
Consumer and other loans	11	1.11%	14	1.13%
Commercial and agricultural	681	16.67%	615	16.80%
Commercial real estate	3,622	60.36%	3,628	60.25%
Unallocated	67	0.00%	70	0.00%
Total allowance for loan losses	$4,898	100.00%	$4,854	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $67,000 at June 30, 2017 and $70,000 at December 31, 2016.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2017	December 31, 2016
Non-accrual loans	$2,318	$23
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	579	—
Total non-performing loans	2,897	23
Other real estate owned	—	—
Total non-performing assets	$2,897	$23

Non-performing loans to total loans	0.80%	0.01%
Non-performing assets to total assets	0.63%	0.01%
Net charge-offs (recoveries) YTD	$(13)	$(23)
Net charge-offs (recoveries) YTD to average YTD total loans	(0.01)%	(0.01)%
Allowance for loan losses to non-performing loans	169.07%	21,104.35%
Allowance for loan losses to total loans	1.36%	1.35%

Non-performing assets totaled $2.9 million at June 30 2017, compared to $23,000 at December 31, 2016, an increase of $2.87 million. Payoffs and paydowns of $23,000 were related to the payoff of two residential real estate loans; there were no charge offs related to non-performing assets in the six months ended June 30, 2017. Increases in non-performing assets included the addition of $2.4 million in commercial real estate loans, $414,000 in residential real estate loans, and $100,000 in commercial loans.

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

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, taxable municipal securities, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $48.2 million for the first six months of 2017, compared to $60.5 million for 2016.

The tables below present the maturities and yield characteristics of securities as of June 30, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
June 30, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$998	$—	$—	$1,998	$1,978
Agency mortgage-backed securities: (1)	20	19,571	4,689	—	24,280	24,378
Municipal securities	1,264	10,217	6,214	2,748	20,443	20,824
Trust preferred security	—	—	—	1,887	1,887	1,380
Total available-for-sale securities	$2,284	$30,786	$10,903	$4,635	$48,608	$48,560

Percent of total	4.70%	63.33%	22.43%	9.54%	100.00%

Weighted average yield(2)	2.53%	2.55%	3.40%	3.80%	2.86%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on June 2017 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,998	$—	$—	$1,998	$1,957
Agency mortgage-backed securities: (1)	85	21,700	6,363	—	28,148	27,957
Municipal securities	1,264	9,924	7,606	2,516	21,310	21,380
Trust preferred security	—	—	—	1,884	1,884	1,240
Corporate bond	—	—	1,000	—	1,000	1,013
Total available-for-sale securities	$1,349	$33,622	$14,969	$4,400	$54,340	$53,547

Percent of total	2.48%	61.87%	27.55%	8.10%	100.00%

Weighted average yield(2)	3.06%	2.47%	3.31%	4.14%	2.85%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2016 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at June 30, 2017 were $370.9 million, an increase of $426,000, or 0.1%, compared to $370.4 million at December 31, 2016.  Total deposits averaged $368.7 million the second quarter of 2017, an increase of $8.5 million, or 2.4%, compared to $360.2 million during the second quarter of 2016. Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $11.2 million and $11.5 million at June 30, 2017 and December 31, 2016, respectively.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. There were $10.2 million in brokered deposits at June 30, 2017, compared to $1.9 million at December 31, 2016. We also utilize a deposit listing service to obtain additional deposits totaling $19.8 million at June 30, 2017, compared to $25.1 million at December 31, 2016.

The scheduled maturities or next repricing dates of time deposits as of June 30, 2017 were as follows

(Dollars in Thousands)
June 30, 2017
Three months or less	$30,256
Over three through twelve months	65,796
Over one year through three years	38,906
Over three years	10,103
Total	$145,061

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of June 30, 2017 were $40.0 million compared to $35.0 million at December 31, 2016. Rates vary based on the term to repayment, and are summarized below as of June 30, 2017:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	July 07, 2017	0.84%	3,000
Fixed	July 28, 2017	0.84%	3,000
Fixed	July 28, 2017	0.88%	4,000
Fixed	August 23, 2017	0.84%	5,000
Fixed	August 30, 2017	0.84%	2,000
Fixed	March 07, 2018	1.26%	3,000
Fixed	April 20, 2018	1.05%	5,000
Fixed	September 28, 2018	1.49%	4,000
Fixed	December 28, 2018	1.52%	5,000
Fixed	May 24, 2019	1.72%	3,000
Fixed	January 15, 2021	1.88%	3,000
			$40,000

With our available collateral and our current holding of FHLB stock, we are eligible to borrow an additional $35.3 million as of June 30, 2017, compared to $40.3 million at December 31, 2016.

Other Borrowings.  We have a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2017, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  There was no balance on the line as of June 30, 2017 and December 31, 2016.

At June 30, 2017, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of June 30, 2017 or December 31, 2016.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate for interest payable as of June 30, 2017 was 2.80%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $44.3 million at June 30, 2017 from $42.4 million at December 31, 2016.  The book value per common share was $17.55 at June 30, 2017 compared to $17.54 at December 31, 2016.  The Company has paid $0.08 per share in common dividends year-to-date in 2017.

The Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (Preferred Stock), for an aggregate purchase price of $8.0 million. The Preferred Stock was sold for $31,992 per share, was entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and was convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 ($14.06 at the date of conversion, adjusted for stock dividends).

On May 15, 2017, the Board of Directors of the Company authorized the redemption of all 229 outstanding shares of the Company’s Cumulative Convertible Preferred Stock (“Preferred Shares”) as of June 30, 2017 (the “Redemption Date”) at the redemption price of $31,992 per share (the Stated Value of the Preferred Shares), plus accrued and unpaid dividends.  The Preferred Shares were convertible at the option of the holder, until the day prior to the Redemption Date, into a number of shares of common stock determined by dividing the Stated Value of the Preferred Shares ($31,992) by $14.06, the conversion price.

From May 15, 2017 to the Redemption Date, the Company issued an aggregate of 507,325 shares of common stock upon conversion of 223 Preferred Shares.  Six preferred shares with an aggregate redemption price of $191,952 were redeemed.  As a result of the conversion of Preferred Shares, the outstanding shares of the Company’s common stock have increased from 2,019,052 to 2,526,377 as of June 30, 2017.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of June 30, 2017 is 1.25%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of June 30, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$50,225	12.68%	$31,711	8.00%	N/A	N/A
Citizens First Bank, Inc.	49,973	12.62%	31,688	8.00%	$39,610	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	45,327	11.44%	23,783	6.00%	N/A	N/A
Citizens First Bank, Inc.	45,075	11.38%	23,766	6.00%	31,688	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	40,327	10.18%	17,835	4.50%	N/A	N/A
Citizens First Bank, Inc.	45,075	11.38%	17,825	4.50%	25,747	6.50%

Tier I Leverage Capital to average assets
Consolidated	45,327	10.06%	18,015	4.00%	N/A	N/A
Citizens First Bank, Inc.	45,075	9.94%	18,133	4.00%	22,666	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%

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

At June 30, 2017, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 9.99% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 3.75%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: July 2017 - June 2018

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$18,776,670	$3,062,934	19.49%
+300	18,043,229	2,329,493	14.82%
+200	17,284,144	1,570,409	9.99%
Base	15,713,735		—%
-200	15,123,817	(589,919)	(3.75)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

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

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2017 and June 30, 2016, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: August 10, 2017	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: August 10, 2017	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer