Form 10-Q
period 2017-09-30
CITIZENS FIRST CORP
filed 2017-11-09
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

2,526,377 shares of Common Stock, no par value, were outstanding at November 9, 2017.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	September 30,	December 31,
	2017	2016
	Unaudited
Assets
Cash and due from financial institutions	$7,452	$8,542
Interest-bearing deposits in other financial institutions	18,086	11,018
Available-for-sale securities	45,044	53,547
Loans held for sale	341	264
Loans, net of allowance for loan losses of $4,852 and $4,854 at September 30, 2017 and December 31, 2016, respectively	357,356	354,537
Premises and equipment, net	9,115	9,390
Bank owned life insurance (BOLI)	8,483	8,351
Federal Home Loan Bank (FHLB) stock, at cost	2,053	2,025
Accrued interest receivable	1,505	1,622
Deferred income taxes	1,105	1,464
Goodwill and other intangible assets	4,238	4,291
Other assets	597	371
Total assets	$455,375	$455,422
Liabilities
Deposits
Noninterest bearing	$51,306	$52,322
Savings, NOW and money market	172,178	173,620
Time	139,113	144,497
Total deposits	362,597	370,439
FHLB advances and other borrowings	40,000	35,000
Subordinated debentures	5,000	5,000
Accrued interest payable	254	220
Other liabilities	2,083	2,399
Total liabilities	409,934	413,058
Stockholders’ equity
6.5% cumulative preferred stock, no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 0 and 237 shares at September 30, 2017 and December 31, 2016, respectively	—	7,261
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,526,377 and 2,000,852 shares at September 30, 2017 and December 31, 2016, respectively	33,081	25,920
Retained earnings	12,443	9,706
Accumulated other comprehensive income (loss)	(83)	(523)
Total stockholders’ equity	45,441	42,364
Total liabilities and stockholders’ equity	$455,375	$455,422

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2017	September 30, 2016
Interest and dividend income
Loans	$4,316	$4,213
Taxable securities	142	156
Non-taxable securities	115	146
Federal funds sold and other	67	42
Total interest and dividend income	4,640	4,557
Interest expense
Deposits	628	520
FHLB advances and other borrowings	112	89
Subordinated debentures	37	30
Total interest expense	777	639
Net interest income	3,863	3,918
Provision (credit) for loan losses	(30)	—
Net interest income after provision for loan losses	3,893	3,918
Non-interest income
Service charges on deposit accounts	317	361
Other service charges and fees	317	262
Gain on sale of mortgage loans	79	110
Non-deposit brokerage fees	90	83
Lease income	53	61
BOLI income	44	45
Gain on sale of available-for-sale securities	25	20
Total non-interest income	925	942
Non-interest expenses
Salaries and employee benefits	1,673	1,674
Net occupancy expense	449	481
Advertising and public relations	111	86
Professional fees	160	98
Data processing services	214	262
Franchise shares and deposit tax	132	132
FDIC insurance	52	58
Other real estate owned expenses	—	(8)
Other	415	452
Total non-interest expenses	3,206	3,235
Income before income taxes	1,612	1,625
Income taxes	490	490
Net income	1,122	1,135
Dividends on preferred stock	—	124
Net income available for common stockholders	$1,122	$1,011
Basic earnings per common share	$0.44	$0.50
Diluted earnings per common share	$0.44	$0.45

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2017	September 30, 2016
Interest and dividend income
Loans	$12,697	$12,478
Taxable securities	433	510
Non-taxable securities	379	464
Federal funds sold and other	181	117
Total interest and dividend income	13,690	13,569
Interest expense
Deposits	1,769	1,562
FHLB advances and other borrowings	305	228
Subordinated debentures	106	86
Total interest expense	2,180	1,876
Net interest income	11,510	11,693
Provision (credit) for loan losses	—	(85)
Net interest income after provision (credit) for loan losses	11,510	11,778
Non-interest income
Service charges on deposit accounts	922	1,025
Other service charges and fees	882	782
Gain on sale of mortgage loans	235	278
Non-deposit brokerage fees	268	230
Lease income	185	155
BOLI income	132	133
Gain on sale of available-for-sale securities	48	126
Total non-interest income	2,672	2,729
Non-interest expenses
Salaries and employee benefits	5,062	5,134
Net occupancy expense	1,356	1,456
Advertising and public relations	259	245
Professional fees	461	415
Data processing services	718	781
Franchise shares and deposit tax	396	396
FDIC insurance	150	176
Other real estate owned expenses	—	16
Other	1,308	1,460
Total non-interest expenses	9,710	10,079
Income before income taxes	4,472	4,428
Income taxes	1,335	1,314
Net income	3,137	3,114
Dividends and accretion on preferred stock	238	371
Net income available for common stockholders	$2,899	$2,743
Basic earnings per common share	$1.30	$1.37
Diluted earnings per common share	$1.23	$1.23

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	September 30, 2017	September 30, 2016
Comprehensive income, net of tax
Net income	$1,122	$1,135
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	(17)	(13)
Change in unrealized gain on available for sale securities, net of taxes	(34)	(92)
Total other comprehensive income (loss)	(51)	(105)
Comprehensive income	$1,071	$1,030

	Nine months ended
	(In Thousands, Except Per Share Data)
	September 30, 2017	September 30, 2016
Comprehensive income, net of tax
Net income	$3,137	$3,114
Other comprehensive income
Reclassification adjustment for gains included in net income, net of taxes	(32)	(83)
Change in unrealized gain on available for sale securities, net of taxes	472	271
Total other comprehensive income	440	188
Comprehensive income	$3,577	$3,302

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	3,137	—	3,137
Conversion of cumulative preferred	(7,077)	7,077	—	—	—
Redemption of cumulative preferred	(184)	(8)			(192)
Stock based compensation	—	92	—	—	92
Change in accumulated other comprehensive income	—	—	—	440	440
Dividend declared and paid on common stock ($.08 per share)	—	—	(162)	—	(162)
Dividend declared and paid on preferred stock	—	—	(238)	—	(238)
Balance, September 30, 2017	$—	$33,081	$12,443	$(83)	$45,441

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income	—	—	3,114	—	3,114
Conversion of cumulative preferred	(398)	398	—	—	—
Stock based compensation	—	63	—	—	63
Change in accumulated other comprehensive income	—	—	—	188	188
Exercise of director stock options	—	32	—	—	32
Dividend declared and paid on common stock ($.08 per share)	—	—	(160)	—	(160)
Dividend declared and paid on preferred stock	—	—	(371)	—	(371)
Balance, September 30, 2016	$7,261	$25,899	$8,887	$343	$42,390

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	September 30, 2017	September 30, 2016
Operating Activities
Net income	$3,137	$3,114
Items not requiring (providing) cash:
Depreciation	337	401
Provision (credit) for loan losses	—	(85)
Amortization of premiums and discounts on securities	166	233
Amortization of core deposit intangible	53	53
Deferred income taxes	131	214
Stock based compensation	92	63
BOLI Income	(132)	(133)
Proceeds from sale of mortgage loans held for sale	11,566	13,252
Origination of mortgage loans held for sale	(11,408)	(12,974)
Gains on sales of available-for-sale securities	(48)	(126)
Gains on sales of mortgage loans held for sale	(235)	(278)
Write-downs and losses (gains) on other real estate owned	—	(11)
Loss (gain) on sale of premises and equipment	(10)	31
Changes in:
Accrued interest receivable	117	133
Other assets	(226)	56
Accrued interest payable and other liabilities	(282)	190
Net cash provided by operating activities	3,258	4,133
Investing Activities
Loan originations and payments, net	(2,819)	(12,330)
Increase in interest-bearing deposits in other financial institutions	(7,068)	(12,883)
Purchase of premises and equipment	(64)	(92)
Proceeds from maturities of available-for-sale securities	6,831	10,090
Purchase of available-for-sale securities	(4,276)	(9,494)
Proceeds from sales of available-for-sale securities	6,498	4,358
Proceeds from sales of other real estate owned	—	177
Proceeds from sales of premises and equipment	12	197
Purchase of FHLB stock	(28)	—
Net cash used in investing activities	(914)	(19,977)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(2,458)	(11,506)
Net change in time deposits	(5,384)	(5,053)
Proceeds from FHLB advances	39,000	30,000
Repayment of FHLB advances	(34,000)	(5,000)
Repayment of other borrowings	—	(2,000)
Redemption of preferred stock	(192)	—
Exercise of stock options	—	32
Dividends paid on common stock	(162)	(160)
Dividends paid on preferred stock	(238)	(371)
Net cash provided(used by) financing activities	(3,434)	5,942
Decrease in Cash and Cash Equivalents	(1,090)	(9,902)
Cash and Cash Equivalents, Beginning of Year	8,542	15,255
Cash and Cash Equivalents, End of Year	$7,452	$5,353
Supplemental Cash Flows Information
Interest paid	$2,146	$1,870
Income taxes paid	$1,295	$900
Conversion of cumulative preferred stock	$7,077	$398
Loans transferred to other real estate owned	$—	$66

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

Recent Accounting Pronouncements–In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. The FASB subsequently issued additional ASUs to defer the effective date and provide additional clarifications. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.

Most of the Company’s revenues come from financial instruments, such as loans, investment securities and other financial instruments which are not included in the scope of this ASU. The Company’s revenue recognition pattern for revenue streams within the scope of the ASU, include but are not limited to service charges on deposit accounts and gains/losses on the sale of OREO, Revenue recognition is not expected to change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company is currently planning to use the modified retrospective transition method which requires application of the ASU to uncompleted contracts at the date of adoption. Periods prior to the date of adoption are not retrospectively revised, but a cumulative effect of adoption is recognized for the impact of the ASU on uncompleted contracts at the date of adoption. Management has evaluated the standard and has determined the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.  Based on the leases outstanding at September 30, 2017, we do not expect the new standard to have a material impact on our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09 which provides guidance on share-based payment accounting. The new standard includes multiple provisions intended to simplify various aspects of the accounting for share-based payments.  The new standard became effective January 1, 2017 and did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces the current expected credit loss (CECL) model and replaces the incurred loss model.  The most significant impact for financial institutions will be to the allowance for loan and lease losses (ALLL).  The standard allows for various expected credit loss estimation methods and is scalable.  This standard is effective for public companies for reporting periods beginning after December 15, 2019.  We have attended training sessions and are assessing our data and system needs and evaluating the impact of adopting this new accounting standard.  The Company expects to recognize a one-time increase to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of this standard on the consolidated financial statements.

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
U. S. government agencies and government sponsored entities	$1,999	$—	$(9)	$1,990
Agency mortgage-backed securities: residential	22,392	110	(56)	22,446
State and municipal	18,891	324	(7)	19,208
Trust preferred security	1,888	—	(488)	1,400
Total Available-for-Sale Securities	$45,170	$434	$(560)	$45,044

December 31, 2016
U. S. government agencies and government sponsored entities	$1,998	$—	$(41)	$1,957
Agency mortgage-backed securities: residential	28,148	99	(290)	27,957
State and municipal	21,310	216	(146)	21,380
Trust preferred security	1,884	—	(644)	1,240
Corporate bonds	1,000	13	—	1,013
Total Available-for-Sale Securities	$54,340	$328	$(1,121)	$53,547

The amortized cost and fair value of investment securities at September 30, 2017 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30, 2017
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,535	$1,535
Due from one to five years	10,314	10,422
Due from five to ten years	6,335	6,509
Due after ten years	4,594	4,132
Agency mortgage-backed: residential	22,392	22,446
Total	$45,170	$45,044

The following table summarizes the investment securities with unrealized losses by portfolio segment at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2017:
U.S. government agencies and government sponsored entities	$991	$(8)	$999	$(1)	$1,990	$(9)
Agency mortgage-backed: residential	5,793	(45)	901	(11)	6,694	(56)
State and municipal	789	(1)	731	(6)	1,520	(7)
Trust preferred security	—	—	1,400	(488)	1,400	(488)
Total temporarily impaired	$7,573	$(54)	$4,031	$(506)	$11,604	$(560)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2016:
U.S. government agencies and government sponsored entities	$1,957	$(41)	$—	$—	$1,957	$(41)
Agency mortgage-backed: residential	16,722	(290)	—	—	16,722	(290)
State and municipal	9,399	(142)	293	(4)	9,692	(146)
Trust preferred security	—	—	1,240	(644)	1,240	(644)
Total temporarily impaired	$28,078	$(473)	$1,533	$(648)	$29,611	$(1,121)

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

96.4% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	September 30, 2017	December 31, 2016
Commercial	$54,851	$60,388
Commercial real estate:
Construction	52,247	38,168
Other	168,826	178,343
Residential real estate	82,222	78,422
Consumer:
Auto	1,210	1,195
Other	2,852	2,875
Total Loans	362,208	359,391
Less: Allowance for loan losses	(4,852)	(4,854)
Net loans	$357,356	$354,537

The following table sets forth an analysis of our allowance for loan losses for the three months ended September 30, 2017 and 2016.

	(Dollars in Thousands)
September 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$681	$3,622	$517	$11	$67	$4,898
Provision (credit) for loan losses	(105)	(8)	45	29	9	(30)
Loans charged-off	—	—	—	(23)	—	(23)
Recoveries	3	—	4	—	—	7
Total ending allowance balance	$579	$3,614	$566	$17	$76	$4,852

	(Dollars in Thousands)
September 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$464	$3,815	$600	$22	$48	$4,949
Provision (credit) for loan losses	80	(64)	(41)	1	24	—
Loans charged-off	(5)	—	—	—	—	(5)
Recoveries	9	1	6	1	—	17
Total ending allowance balance	$548	$3,752	$565	$24	$72	$4,961

The following table sets forth an analysis of our allowance for loan losses for the nine months ended September 30, September 30, 2017 and 2016.

	(Dollars in Thousands)
September 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	(47)	(15)	29	27	6	—
Loans charged-off	(17)	—	—	(26)	—	(43)
Recoveries	28	1	10	2	—	41
Total ending allowance balance	$579	$3,614	$566	$17	$76	$4,852

	(Dollars in Thousands)
September 30, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(395)	322	45	(8)	(49)	(85)
Loans charged-off	(10)	(52)	(23)	(1)	—	(86)
Recoveries	141	51	19	5	—	216
Total ending allowance balance	$548	$3,752	$565	$24	$72	$4,961

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2017 and December 31, 2016, which includes net deferred loan fees.  As of September 30, 2017 and December 31, 2016, accrued interest receivable of $1.3 million and $1.3 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
September 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$187	$13	$—	$—	$200
Collectively evaluated	579	3,427	553	17	76	4,652
Total ending allowance balance	$579	$3,614	$566	$17	$76	$4,852

Loans:
Individually evaluated for impairment	$103	$3,301	$219	$8	$—	$3,631
Collectively evaluated	54,748	217,772	82,003	4,054	—	358,577
Total ending loans balance	$54,851	$221,073	$82,222	$4,062	$—	$362,208

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$192	$—	$1	$—	$198
Collectively evaluated	610	3,436	527	13	70	4,656
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

Loans:
Individually evaluated for impairment	$60	$1,533	$837	$23	$—	$2,453
Collectively evaluated	60,328	214,978	77,585	4,047	—	356,938
Total ending loans balance	$60,388	$216,511	$78,422	$4,070	$—	$359,391

The following table presents information related to impaired loans by class of loans as of September 30, 2017 and December 31, 2016. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$103	$103	$—	$53	$53	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,370	2,370	—	579	579	—
Residential real estate	149	149	—	837	837	—
Consumer:
Auto	—	—	—	—	—	—
Other	8	8	—	5	5	—
Subtotal	$2,630	$2,630	$—	$1,474	$1,474	$—

With an allowance recorded:
Commercial	$—	$—	$—	$7	$7	$5
Commercial real estate:
Construction	—	—	—	—	—	—
Other	931	931	187	954	954	192
Residential real estate	70	70	13	—	—	—
Consumer:
Auto	—	—	—	—	—	—
Other	—	—	—	18	18	1
Subtotal	$1,001	$1,001	$200	$979	$979	$198
Total	$3,631	$3,631	$200	$2,453	$2,453	$198

Information on impaired loans for the three months ended September 30, 2017 and 2016 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2017			September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$104	$2	$—	$229	$3	$3
Commercial real estate:
Construction	—	—	—	—	—	—
Other	3,310	31	24	1,560	21	21
Residential real estate	220	2	1	751	9	8
Consumer:
Auto	—	—	—	—	—	—
Other	9	—	—	26	—	—
Total	$3,643	$35	$25	$2,566	$33	$32

Information on impaired loans for the nine months ended September 30, 2017 and 2016 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2017			September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$105	$3	$2	$235	$8	$8
Commercial real estate:
Construction	—	—	—	—	—	—
Other	3,318	88	48	1,584	62	62
Residential real estate	222	6	4	757	25	24
Consumer:
Auto	—	—	—	—	—	—
Other	10	1	1	17	1	1
Total	$3,655	$98	$55	$2,593	$96	$95

The recorded investment in nonaccrual and loans past due 90 days and over still on accrual by class of loans as of September 30, 2017 and December 31, 2016 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	September 30, 2017		December 31, 2016
	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual

Commercial	$—	$100	$—	$—
Commercial real estate:
Other	—	2,370	—	—
Residential real estate	—	162	—	23
Total	$—	$2,632	$—	$23

Nonaccrual loans and loans past due 90 days and over still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
September 30, 2017
Commercial	$—	$—	$100	$100	$54,751	$54,851
Commercial real estate:
Construction	—	—	—	—	52,247	52,247
Other	—	—	2,370	2,370	166,456	168,826
Residential real estate	97	—	162	259	81,963	82,222
Consumer:
Auto	—	—	—	—	1,210	1,210
Other	2	—	—	2	2,850	2,852
Subtotal	$99	$—	$2,632	$2,731	$359,477	$362,208

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2016
Commercial	$—	$—	$—	$—	$60,388	$60,388
Commercial real estate:
Construction	—	—	—	—	38,168	38,168
Other	—	—	—	—	178,343	178,343
Residential real estate	166	29	23	218	78,204	78,422
Consumer:
Auto	1	—	—	1	1,194	1,195
Other	—	—	—	—	2,875	2,875
Subtotal	$167	$29	$23	$219	$359,172	$359,391

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.6 million and $2.3 million as of September 30, 2017 and December 31, 2016, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the eight troubled debt restructurings reported at quarter end, seven loans totaling $999,000 were on accrual status and one $574,000 loan was on non-accrual status.

There were no troubled debt restructurings that occurred during the three months ended September 30, 2017 and 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017 and 2016.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	September 30, 2017			September 30, 2016
Troubled Debt Restructurings:
Commercial	1	$5	$5	—	$—	$—
Consumer	—	—	—	2	21	21
Total	1	$5	$5	2	$21	$21

Specific allocations of $188,000 and $228,000 were reported for troubled debt restructurings as of September 30, 2017 and September 30, 2016. For the three and nine months ended September 30, 2017, no payment defaults or charge-offs were reported for troubled debt restructurings made during the prior 12 months, and for the three and nine months ended September 30, 2016, no payment defaults or charge-offs were reported for the troubled debt restructurings made during the prior 12 months.

The terms of certain other loans were modified during the nine months ended September 30, 2017 and 2016 that did not meet the definition of a troubled debt restructuring. These loans modified during the nine months ended September 30, 2017 have a total recorded investment of $19.8 million as of September 30, 2017. These loans modified during the nine months ended September 30, 2016 had a total recorded investment of $25.6 million as of September 30, 2016. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial	$53,722	$—	$1,129	$—	$54,851
Commercial real estate:
Construction	52,247	—	—	—	52,247
Other	163,055	1,411	4,360	—	168,826
Residential real estate	82,004	56	162	—	82,222
Consumer:
Auto	1,210	—	—	—	1,210
Other	2,842	—	10	—	2,852
Total	$355,080	$1,467	$5,661	$—	$362,208

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$59,990	$—	$398	$—	$60,388
Commercial real estate:
Construction	38,168	—	—	—	38,168
Other	174,507	741	3,095	—	178,343
Residential real estate	77,982	—	440	—	78,422
Consumer:
Auto	1,195	—	—	—	1,195
Other	2,867	—	8	—	2,875
Total	$354,709	$741	$3,941	$—	$359,391

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	September 30, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$1,990	—	—	$1,957	—
Agency mortgage-backed securities-residential	—	22,446	—	—	27,957	—
State and municipal	—	19,208	—	—	21,380	—
Trust preferred security	—	—	1,400	—	—	1,240
Corporate bonds	—	—	—	—	1,013	—
Total investment securities	$—	$43,644	$1,400	$—	$52,307	$1,240

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30:

	Trust Preferred Security
	2017	2016

Balance of recurring Level 3 assets at January 1	$1,240	$1,340
Total gains (losses) for the period included in other comprehensive income	160	(100)
Balance of recurring Level 3 assets at September 30	$1,400	$1,240

As of September 30,  2017, there were impaired residential real estate loans with a fair value of $57,000 measured using significant unobservable inputs (level 3). These loans had adjustments using sales comparison valuation techniques for limited used nature of certain properties, age of appraisal, location, and/or condition. These unobservable inputs resulted in adjustments of 15% (weighted average). There were no financial assets measured at fair value on a non-recurring basis as of December 31, 2016.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $70,000 at September 30, 2017 with a valuation allowance of $13,000, resulting in an additional provision for loan losses of $13,000 in the nine months ending September 30,  2017. There were no loans measured for impairment using the fair value of collateral dependent loans, no valuation allowance, and no resulting provision for loan losses as of December 31, 2016.

There was no other real estate owned to measure at fair value at September 30, 2017 or December 31, 2016. No writedowns of other real estate owned were taken in the three and nine months ended September 30, 2017 or September 30,  2016.

The carrying amount and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 were as follows:

		Fair Value Measurements at
		September 30, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$7,452	$7,452	$—	$—	$7,452
Interest-bearing deposits in other financial institutions	18,086	18,086	—	—	18,086
Available-for-sale-securities	45,044	—	43,644	1,400	45,044
Loans, net of allowance	357,356	—	—	357,117	357,117
Loans held for sale	341	—	347	—	347
Accrued interest receivable	1,505	10	226	1,269	1,505
Federal Home Loan Bank stock	2,053	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$223,484	$223,484	$—	$—	$223,484
Time deposits	139,113	—	138,922	—	138,922
FHLB advances	40,000	—	39,896	—	39,896
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	254	15	200	39	254

		Fair Value Measurements at
		December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$8,542	$8,542	$—	$—	$8,542
Interest-bearing deposits in other financial institutions	11,018	11,018	—	—	11,018
Available-for-sale-securities	53,547	—	52,307	1,240	53,547
Loans, net of allowance	354,537	—	—	354,300	354,300
Loans held for sale	264	—	266	—	266
Accrued interest receivable	1,622	16	268	1,338	1,622
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$225,942	$225,942	$—	$—	$225,942
Time deposits	144,497	—	144,558	—	144,558
FHLB advances	35,000	—	34,897	—	34,897
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	220	12	175	33	220

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding stock options, and convertible preferred stock. The following table reconciles the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2017 and 2016.

	2017			2016
	Quarter ended September 30, 2017			Quarter ended September 30, 2016
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,122			$1,135
Dividends on preferred stock during the year	—			(124)
Net income available to common shareholders	$1,122	2,526,377	$0.44	$1,011	2,000,148	$0.50

Effect of dilutive securities
Stock options	—	—		—	78
Performance share units	—	12,524		—	2,313
Convertible preferred stock	—	—		124	539,175

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,122	2,538,901	$0.44	$1,135	2,541,714	$0.45

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$3,137			$3,114
Dividends on preferred stock during the year	(238)			(371)
Net income available to common shareholders	$2,899	2,216,052	$1.30	$2,743	1,997,577	$1.37

Effect of dilutive securities:
Stock options	—	—		—	104
Performance share units	—	12,031		—	4,235
Convertible preferred stock	238	319,325		371	540,761

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$3,137	2,547,408	$1.23	$3,114	2,542,677	$1.23

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of September 30, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Beginning in 2016, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.25% as of September 30, 2017.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,307	12.99%	$31,586	8.00%	N/A	N/A
Citizens First Bank, Inc.	50,596	12.82%	31,564	8.00%	$39,454	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	46,455	11.77%	23,689	6.00%	N/A	N/A
Citizens First Bank, Inc.	45,744	11.59%	23,673	6.00%	31,564	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	41,446	10.50%	17,767	4.50%	N/A	N/A
Citizens First Bank, Inc.	45,744	11.59%	17,754	4.50%	25,645	6.50%

Tier I Leverage Capital to average assets
Consolidated	46,455	10.42%	17,826	4.00%	N/A	N/A
Citizens First Bank, Inc.	45,744	10.24%	17,873	4.00%	22,341	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%
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

Note 8 - Preferred Stock

In 2004, the Company issued 250 shares of Cumulative Convertible Preferred Stock (“Preferred Shares”), stated value $31,992 per share (Cumulative Preferred Stock), for an aggregate purchase price of $7,998,000. The preferred shares were sold for $31,992 per share, entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and convertible into shares of common stock of the Company at an initial conversion price per share of $15.50 (currently $14.06, adjusted for stock dividends) on and after three years after the date of issuance.

On May 15, 2017, the Board of Directors of the Company authorized the redemption of all 229 outstanding shares of the Preferred Shares as of June 30, 2017 (the “Redemption Date”) at the redemption price of $31,992 per share (the Stated Value of the Preferred Shares), plus accrued and unpaid dividends.  The Preferred Shares were convertible at the option of the holder, until the day prior to the Redemption Date, into a number of shares of common stock determined by dividing the Stated Value of the Preferred Shares ($31,992) by $14.06, the conversion price.

From May 15, 2017 to the Redemption Date, the Company issued an aggregate of 507,325 shares of common stock upon conversion of 223 Preferred Shares.  Six preferred shares with an aggregate redemption price of $191,952 were redeemed.  As a result of the conversion of Preferred Shares, the outstanding shares of the Company’s common stock increased from 2,019,052 to 2,526,377.

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

Results of Operations

For the quarter ended September 30, 2017, we reported net income of $1.12 million or $0.44 per diluted common share, compared to net income of $1.14 million, or $0.45 per diluted common share in the third quarter of 2016, a decrease of $13,000.  The decrease in net income is attributable to a decrease in net interest income of $55,000 offset by a reduction in non-interest expenses of $29,000

For the nine months ended September 30, 2017 we reported net income of $3.14 million or $1.23 per diluted common share, compared to net income of $3.11 million, or $1.23 per diluted common share in the previous year. This represents an increase of $23,000. The increase in net income is attributable to a decrease in non-interest expenses of $369,000, offset by a decrease in net interest income of $183,000 and an increase in provision expense of $85,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.99% for the quarter ended September 30, 2017, compared to 1.02% for the quarter ended September 30, 2016. The annualized return on average assets was 0.93% for the nine months ended September 30, 2017, compared to 0.95% in September 30, 2016.  Our annualized return on average equity, defined as net income divided by average equity, was 9.91% for the quarter ended September 30, 2017, compared to 10.75% for the quarter ended September 30, 2016.  Our annualized return on average equity was 9.55% for the nine months ended September 30, 2017, compared to 10.14% for the nine months ended September 30, 2016.

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

Net interest income for the quarter ended September 30, 2017 decreased $55,000, or 1.4%, compared to September 30, 2016. The decrease in net interest income was a result of a decrease in the yield on loans and an increase in the cost of funds.

Net interest income for the nine months ended September 30, 2017 decreased $183,000 or 1.6%, compared to September 30, 2016. The decrease in net interest income was a result of a decrease in the yield on loans and an increase in the cost of funds.

The Company’s net interest margin was 3.68% for the three months ended September 30, 2017, and 3.83% for the three months ended September 30, 2016, a decrease of 15 basis points.  The net interest margin decreased due to a decline in the yield on loans and an increase in the cost of interest bearing liabilities.  The net interest margin for the nine months ended September 30, 2017 was 3.68%, compared to 3.89% in 2016.  The decrease of 21 basis points is attributable to both an increase in the cost of average interest-bearing liabilities and a decrease in the yield on earning assets.

The following tables set forth for the quarter and nine months ended September 30, 2017 and 2016, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2017			2016
	Average	Income/	Average	Average	Income/	Average
Quarter ended September 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$843	$1	0.47%
Interest-bearing deposits in other financial institutions	11,398	40	1.39%	11,015	21	0.76%
Available-for-sale securities (1)
Taxable	28,899	142	1.95%	34,671	156	1.79%
Nontaxable	17,565	171	3.86%	21,282	218	4.08%
Federal Home Loan Bank stock	2,052	27	5.22%	2,025	20	3.93%
Loans receivable (2)	362,343	4,316	4.73%	344,733	4,213	4.86%
Total interest earning assets	422,257	4,696	4.41%	414,569	4,629	4.44%
Non-interest earning assets	27,513			27,473
Total Assets	$449,770			$442,042

Interest-bearing liabilities:
NOW Accounts	$116,589	$150	0.51%	$115,788	$117	0.40%
Money market Accounts	33,817	64	0.75%	21,103	16	0.30%
Savings accounts	22,091	10	0.18%	21,613	10	0.18%
Time deposits	140,170	404	1.14%	145,968	377	1.03%
Total interest-bearing deposits	312,667	628	0.80%	304,472	520	0.68%
Borrowings	32,696	112	1.36%	37,490	89	0.94%
Subordinated debentures	5,000	37	2.94%	5,000	30	2.39%
Total interest-bearing liabilities	350,363	777	0.88%	346,962	639	0.73%
Non-interest bearing deposits	52,130			50,480
Other liabilities	2,361			2,598
Total liabilities	404,854			400,040
Stockholders’ equity	44,916			42,002
Total Liabilities and Stockholders’ Equity	$449,770			$442,042
Net interest income		$3,919			$3,990

Net interest spread (1)			3.53%			3.71%
Net interest margin (1) (3)			3.68%			3.83%
Return on average assets ratio			0.99%			1.02%
Return on average equity ratio			9.91%			10.75%
Average equity to assets ratio			9.99%			9.50%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2017			2016
	Average	Income/	Average	Average	Income/	Average
Nine months ended September 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$3,723	$14	0.50%
Interest-bearing deposits in other financial institutions	11,788	107	1.21%	5,510	43	1.04%
Available-for-sale securities (1)
Taxable	28,787	433	2.01%	36,619	510	1.86%
Nontaxable	18,840	564	4.00%	22,369	696	4.16%
Federal Home Loan Bank stock	2,044	74	4.84%	2,025	61	4.02%
Loans receivable (2)	363,294	12,697	4.67%	338,751	12,478	4.92%
Total interest earning assets	424,753	13,875	4.37%	408,997	13,802	4.51%
Non-interest earning assets	27,424			29,106
Total Assets	$452,177			$438,103

Interest-bearing liabilities:
NOW Accounts	$120,884	$430	0.48%	$123,437	$365	0.39%
Money market Accounts	28,863	$127	0.59%	$23,543	$63	0.36%
Savings accounts	21,945	30	0.18%	21,186	29	0.18%
Time deposits	144,129	1,183	1.10%	143,779	1,105	1.03%
Total interest-bearing deposits	315,821	1,770	0.75%	311,945	1,562	0.67%
Borrowings	35,161	305	1.16%	28,949	228	1.05%
Subordinated debentures	5,000	106	2.83%	5,000	86	2.30%
Total interest-bearing liabilities	355,982	2,181	0.82%	345,894	1,876	0.72%
Non-interest bearing deposits	50,103			48,886
Other liabilities	2,154			2,296
Total liabilities	408,239			397,076
Stockholders’ equity	43,938			41,027
Total Liabilities and Stockholders’ Equity	$452,177			$438,103
Net interest income		$11,694			$11,926

Net interest spread (1)			3.55%			3.78%
Net interest margin (1) (3)			3.68%			3.89%
Return on average assets ratio			0.93%			0.95%
Return on average equity ratio			9.55%			10.14%
Average equity to assets ratio			9.72%			9.36%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the nine months ended September 30, 2017 and 2016.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Nine Months Ended September 30, 2017
	Vs. 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	—	(14)	(14)
Interest-bearing deposits in other financial institutions	15	49	64
Available-for-sale securities:
Taxable	32	(109)	(77)
Nontaxable (1)	(22)	(110)	(132)
Federal Home Loan Bank stock	12	1	13
Loans, net	(685)	904	219
Total Net Change in income on interest-earning assets	(648)	721	73

Interest-bearing liabilities:
NOW Accounts	73	(8)	65
Money market accounts	50	14	64
Savings accounts	(0)	1	1
Time deposits	75	3	78
FHLB and other borrowings	28	49	77
Subordinated debentures	20	—	20
Total Net Change in expense on interest-earning liabilities	246	59	305
Net change in net interest income	(893)	661	(232)
Percentage Change	385.1%	-285.1%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

There was a (credit) provision for loan losses of ($30,000) recorded for the third quarter of 2017. The allowance for loan losses to total loans was 1.34% of total loans at September 30, 2017 compared to 1.45% at September 30, 2016. Net charge-offs (recoveries) were $15,000 for the third quarter of 2017 compared to ($12,000) in the third quarter of 2016.

(Credit) provision expense for the nine months ended September 30, 2017 increased $85,000, from ($85,000) to $0. Net charge-offs (recoveries) were $2,000 for the nine months ended September 30, 2017 compared to ($130,000) for the nine months ended September 30, 2016.

Non-Interest Income

Non-interest income for the three months ended September 30, 2017 decreased $17,000, or 1.8%, compared to the three months ended September 30, 2016, primarily due to a decrease in service charges on deposit accounts and gain on sale of mortgage loans, partially offset by an increase in other service charges and fees.

Non-interest income for the nine months ended September 30, 2017 decreased $57,000, or 2.1%, compared to the nine months ended September 30, 2016, primarily due to a decrease in gains on sale of securities and a decrease in service charges on deposits, offset by an increase in other service charges and fees and non-deposit brokerage fees.

Non-Interest Expense

Non-interest expense for the three months ended September 30, 2017 decreased $29,000, or .9%, compared to the three months ended September 30, 2016, primarily due to a decrease in data processing and other expenses offset by an increase in professional fees.

Non-interest expense for the nine months ended September 30, 2017 decreased $369,000, or 3.7%, compared to the nine months ended September 30, 2016, primarily due to reduction in most categories of expenses, including other, personnel, and occupancy expenses.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2017 and 2016.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 34.0% in both 2017 and 2016. The effective tax rate for the third quarter of 2017 was 30.4% compared to a 30.2% effective tax rate for the third quarter of 2016. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at September 30, 2017 were $455.4 million, no change, from $455.4 million at December 31, 2016.  Average assets during the third quarter were $449.8 million, an increase of 1.8%, or $7.8 million, from $442.0 million in the third quarter of 2016.  Average interest earning assets increased 1.9%, or $7.7 million, from $414.6 million in the third quarter of 2016 to $422.3 million in the third quarter of 2017.

Loans

Loans increased $2.8 million, or 0.8%, from $359.4 million at December 31, 2016 to $ 362.2 million at September 30, 2017.  Total loans averaged $362.3 million the third quarter of 2017, compared to $344.7 million the third quarter of 2016, an increase of $17.6 million, or 5.11%.  We experienced an increase in the commercial real estate and residential real estate portfolios during the first nine months of the year compared to December 31, 2016. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	September 30, 2017		December 31, 2016
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$54,851	15.14%	$60,388	16.80%
Commercial real estate	221,073	61.04%	216,511	60.25%
Residential real estate	82,222	22.70%	78,422	21.82%
Consumer	4,062	1.12%	4,070	1.13%
	$362,208	100.00%	$359,391	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of September 30, 2017, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.4 million to $11.5 million.  The aggregate amount of these credit relationships was $106.9 million, with total commitments of $127.9 million. As of December 31, 2016, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.1 million to $11.2 million.  The aggregate amount of these credit relationships was $105.9 million, with total commitments of $119.1 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  The Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at September 30, 2017 and December 31, 2016.

As of September 30, 2017, we had $19.1 million of participations in loans purchased from, and $21.6 million of participations in loans sold to, other banks. As of December 31, 2016, we had $17.7 million of participations in loans purchased from, and $24.7 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of September 30, 2017.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of September 30, 2017	Year	Years	Years	Total
Commercial and agricultural	$15,862	$29,817	$9,172	$54,851
Commercial real estate	50,013	97,164	73,896	221,073
Residential real estate	10,605	37,637	33,980	82,222
Consumer	1,321	2,689	52	4,062
Total	$77,801	$167,307	$117,100	$362,208

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

	(Dollars in Thousands)
	September 30, 2017		December 31, 2016
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$566	22.70%	$527	21.82%
Consumer and other loans	17	1.12%	14	1.13%
Commercial and agricultural	579	15.14%	615	16.80%
Commercial real estate	3,614	61.04%	3,628	60.25%
Unallocated	76	0.00%	70	0.00%
Total allowance for loan losses	$4,852	100.00%	$4,854	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $76,000 at September 30, 2017 and $70,000 at December 31, 2016.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	September 30, 2017	December 31, 2016
Non-accrual loans	$2,058	$23
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	574	—
Total non-performing loans	2,632	23
Other real estate owned	—	—
Total non-performing assets	$2,632	$23

Non-performing loans to total loans	0.73%	0.01%
Non-performing assets to total assets	0.58%	0.01%
Net charge-offs (recoveries) YTD	$2	$(23)
Net charge-offs (recoveries) YTD to average YTD total loans	—%	(0.01)%
Allowance for loan losses to non-performing loans	184.35%	21,104.35%
Allowance for loan losses to total loans	1.34%	1.35%

Non-performing assets totaled $2.63 million at September 30, 2017, compared to $23,000 at December 31, 2016, an increase of $2.61 million. Payoffs and paydowns of $23,000 were related to the payoff of two residential real estate loans; there were no charge offs related to non-performing assets in the nine months ended September 30, 2017. Increases in non-performing assets included the addition of $2.4 million in commercial real estate loans, $162,000 in residential real estate loans, and $100,000 in commercial loans.

Non-performing loans consist of non-accrual loans and loans 90 days and over past due and still accruing interest. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days and over and the loan is not adequately collateralized, or earlier when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. We charge off consumer loans after 120 days of delinquency unless they are adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain.

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

Securities

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, taxable municipal securities, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $47.6 million for the first nine months of 2017, compared to $59.0 million for 2016.

The tables below present the maturities and yield characteristics of securities as of September 30, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
September 30, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$999	$—	$—	$1,999	$1,990
Agency mortgage-backed securities: (1)	4	17,818	4,570	—	22,392	22,446
Municipal securities	535	9,315	6,335	2,706	18,891	19,208
Trust preferred security	—	—	—	1,888	1,888	1,400
Total available-for-sale securities	$1,539	$28,132	$10,905	$4,594	$45,170	$45,044

Percent of total	3.41%	62.28%	24.14%	10.17%	100.00%

Weighted average yield(2)	2.05%	2.41%	3.49%	3.85%	2.81%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on September 2017 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,998	$—	$—	$1,998	$1,957
Agency mortgage-backed securities: (1)	85	21,700	6,363	—	28,148	27,957
Municipal securities	1,264	9,924	7,606	2,516	21,310	21,380
Trust preferred security	—	—	—	1,884	1,884	1,240
Corporate bond	—	—	1,000	—	1,000	1,013
Total available-for-sale securities	$1,349	$33,622	$14,969	$4,400	$54,340	$53,547

Percent of total	2.48%	61.87%	27.55%	8.10%	100.00%

Weighted average yield(2)	3.06%	2.47%	3.31%	4.14%	2.85%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2016 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits and a deposit listing service.  Deposits at September 30, 2017 were $362.6 million, an decrease of $7.8 million, or 2.1%, compared to $370.4 million at December 31, 2016.  Total deposits averaged $364.8 million the third quarter of 2017, an increase of $11 million, or 3.1%, compared to $353.8 million during the third quarter of 2016. Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $18.6 million and $11.5 million at September 30, 2017 and December 31, 2016, respectively.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. There were $10.7 million in brokered deposits at September 30, 2017, compared to $1.9 million at December 31, 2016. We also utilize a deposit listing service to obtain additional deposits totaling $14.0 million at September 30, 2017, compared to $25.1 million at December 31, 2016.

The scheduled maturities or next repricing dates of time deposits as of September 30, 2017

(Dollars in Thousands)
September 30, 2017
Three months or less	$25,097
Over three through twelve months	63,965
Over one year through three years	38,973
Over three years	11,078
Total	$139,113

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of September 30, 2017 were $40.0 million compared to $35.0 million at December 31, 2016. Rates vary based on the term to repayment, and are summarized below as of September 30, 2017:

			(Dollars in Thousands
Type	Maturity	Rate	Amount
Fixed	March 07, 2018	1.26%	3,000
Fixed	April 20, 2018	1.05%	5,000
Fixed	April 27, 2018	1.38%	5,000
Fixed	August 23, 2018	1.42%	5,000
Fixed	September 26, 2018	1.51%	3,000
Fixed	September 28, 2018	1.49%	4,000
Fixed	December 28, 2018	1.52%	5,000
Fixed	May 24, 2019	1.72%	3,000
Fixed	September 11, 2019	1.57%	4,000
Fixed	January 15, 2021	1.88%	3,000
			$40,000

With our available collateral and our current holding of FHLB stock, we are eligible to borrow an additional $35.3 million as of September 30, 2017, compared to $40.3 million at December 31, 2016.

Other Borrowings.  We have a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line has a total availability of $3.0 million, matures November 21, 2017, and bears interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line has a floor rate of 4.5%. The line is secured by the Bank’s common stock.  There was no balance on the line as of September 30, 2017 and December 31, 2016.

At September 30, 2017, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of September 30, 2017 or December 31, 2016.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate for interest payable as of September 30, 2017 was 2.95%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $45.4 million at September 30, 2017 from $42.4 million at December 31, 2016.  The book value per common share was $17.99 at September 30, 2017 compared to $17.54 at December 31, 2016.  The Company has paid $0.08 per share in common dividends year-to-date in 2017.

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

From May 15, 2017 to the Redemption Date, the Company issued an aggregate of 507,325 shares of common stock upon conversion of 223 Preferred Shares.  Six preferred shares with an aggregate redemption price of $191,952 were redeemed.  As a result of the conversion of Preferred Shares, the outstanding shares of the Company’s common stock increased from 2,019,052 to 2,526,377.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of September 30, 2017 is 1.25%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of September 30, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,307	12.99%	$31,586	8.00%	N/A	N/A
Citizens First Bank, Inc.	50,596	12.82%	31,564	8.00%	$39,454	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	46,455	11.77%	23,689	6.00%	N/A	N/A
Citizens First Bank, Inc.	45,744	11.59%	23,673	6.00%	31,564	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	41,446	10.50%	17,767	4.50%	N/A	N/A
Citizens First Bank, Inc.	45,744	11.59%	17,754	4.50%	25,645	6.50%

Tier I Leverage Capital to average assets
Consolidated	46,455	10.42%	17,826	4.00%	N/A	N/A
Citizens First Bank, Inc.	45,744	10.24%	17,873	4.00%	22,341	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%

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

At September 30, 2017, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 11.50% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 2.44%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: October 2017 - September 2018

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$18,689,066	$3,441,998	22.57%
+300	17,858,171	2,611,103	17.13%
+200	17,001,114	1,754,046	11.50%
Base	15,247,068		—%
-200	14,874,327	(372,741)	(2.44)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

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

10.1	Employment Agreement with Citizens First Corporation and M. Todd Kanipe.

10.2	Employment Agreement with Citizens First Corporation and J. Steven Marcum.

10.3	Employment Agreement with Citizens First Corporation and Marc Lively.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files: (i) Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) the Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2017 and September 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: November 9, 2017	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: November 9, 2017	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer