Form 10-K
period 2017-12-31
CITIZENS FIRST CORP
filed 2018-03-13
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..    Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files)    Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company”  and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $51,415,301 as of June 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,526,377 shares of common stock as of March 13, 2018

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2018 are incorporated by reference into Part III.

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

•	increases in our nonperforming assets, or our inability to recover or absorb losses created by such nonperforming assets;

•	our ability to manage fluctuations in the value of assets and liabilities and off-balance sheet exposure so as to maintain sufficient capital and liquidity to support our business;

•	laws and regulations affecting financial institutions in general;

•	government intervention in the U.S. financial system;

•	the cost and other effects of material contingencies;

•	the impact, extent and timing of technological changes;

•	potential cyber-attacks, information security breaches and other criminal activities;

•	the threat or occurrence of war or acts of terrorism and the existence or exacerbation of general geopolitical instability and uncertainty;

•	management’s ability to develop and execute plans to effectively respond to unexpected changes; and

•	other factors and information contained in this Annual Report on Form 10-K and other reports that we file with the Securities and Exchange Commission (SEC) under the Exchange Act.

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

As of December 31, 2017, we had total assets of $465.4 million, total loans of $374.2 million, deposits of $372.3 million and stockholders’ equity of $45.8 million.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2017, we had total loans of $374.2 million, representing 80.4% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2017, commercial loans amounted to $61.2 million, or 16.4% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.  At December 31, 2017, our commercial loans had an average size of $112,000 and the largest loan was $4.8 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2017, total commercial real estate loans amounted to $226.8 million, or 60.6% of our loan portfolio. At December 31, 2017, our commercial real estate loans had an average size of $417,000 and the largest loan was $7.3 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. We also offer home equity loans and home equity lines of credit.  Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate.  Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years.  We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2017, total residential real estate loans amounted to $82.2 million, or 22.0% of our loan portfolio. At December 31, 2017, our residential real estate mortgage loans had an average size of $75,000 and the largest loan was $3.1 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market.  We receive fees in connection with the sale of mortgage loans, with these fees aggregating $317,000 and $375,000 for the years ending December 31, 2017 and 2016, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

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

We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  At December 31, 2017, total consumer loans amounted to $4.0 million, or 1.1% of our loan portfolio. At December 31, 2017, our consumer loans had an average size of $5,000, and the largest loan was $236,000.

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

Deposit Products

Our principal source of funds is core deposits.  We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.  We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses.  We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers.  In some cases, we require business customers to maintain minimum balances.  We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.  At December 31, 2017, we had total deposits of $372.3 million.

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

Along with its headquarters in Bowling Green, the Bank currently operates eight (8) full-service banking facilities in the counties of Warren, Simpson, Barren and Hart in south central Kentucky, as well as a loan production office in Williamson County, Tennessee. Our market area consists primarily of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. As of June 30, 2017, there were 20 financial institutions operating a total of 69 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of six offices in Hart County and eight financial institutions operating 20 offices in Barren County.

Employees

At December 31, 2017, we had 98 full-time equivalent employees.  Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

As described in more detail below, comprehensive reform of the legislative and regulatory landscape occurred with the passage of the Dodd-Frank Act in 2010. Implementation of the Dodd-Frank Act and related rulemaking activities continued in 2017. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banking organizations. Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Some of the regulations related to these reforms are still in the implementation stage and, as a result, there is significant uncertainty concerning their ultimate impact on us.

In addition to banking laws, regulations and regulatory agencies, we are subject to various other laws, regulations, supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management.

Overview

We are a bank holding company under the Bank Holding Company Act of 1956 (BHC Act). As such, we are subject to the supervision, examination and reporting requirements of the Board of Governors of the Federal Reserve (Federal Reserve Board) under the BHC Act and the regulations promulgated thereunder. We are required to file periodic reports of our operations and any additional information the Federal Reserve may require.

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

Effective January 1, 2015, (subject to certain phase-in provisions), we became subject to the final rules implementing the Basel III regulatory capital reforms. The Basel III rules, among other things, (i) introduce a new capital measure called common equity Tier 1 (CET1), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements, (iii) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expand the scope of the deductions/adjustments to capital as compared to existing regulations.

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

The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over multiple years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including, in the case of bank holding companies with less than $15.0 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date, will continue to count as Tier 1 capital subject to certain limitations. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria.

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

Prompt Corrective Action

The FDIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.  As of December 31, 2017, the Bank was well-capitalized.

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

The amount and timing of all future dividend payments, if any, is subject to the discretion of our Board of Directors and will depend on our earnings, capital position, financial condition and other factors, including new regulatory capital requirements, as they become known to us.

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

FDIC Insurance

Deposits in the Bank are insured by the FDIC subject to applicable limitations. To offset the cost of this insurance, the FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities and the size of the institutions. Under the Dodd-Frank Act, the FDIC has adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

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

Community Reinvestment

The Community Reinvestment Act of 1977 (the “CRA”) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under CRA, each depository institution is required to help meet the credit needs of its market areas by, amount other things, providing credit to low- and moderate-income individuals and communities. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions and assign one of four ratings to the institution’s record of meeting the credit needs of its community. During its last examination, a rating of “satisfactory” was received by the Bank.

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

On May 11, 2016, the Financial Crimes Enforcement Network (the “FinCen”) issued new anti-money laundering (“AML”) rules governing corporate entities doing business with banks and other financial institutions that are subject to the requirements of the USA Patriot Act.  The AML rules impose significant due diligence obligations on financial institutions with respect to opening of new accounts and the monitoring of existing accounts.  Under the AML rules, a financial institution must identify persons owning or controlling 25% or more of a “legal entity”, whenever the legal entity opens a new account at the bank.  The financial institution must also identify an individual who has substantial management authority as the legal entity, such as a CEO, CFO, or managing partner.

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

The full impact of the Tax Cuts and Jobs Act (the “Tax Act”) on us and our customers is unknown at present, creating uncertainty and risk related to our customers’ future demand for credit and our future results.

Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. The elimination of the federal income tax deductibility of business interest expense for a significant number of our customers effectively increases the cost of borrowing and makes equity hybrid funding relatively more attractive. This could have a long-term negative impact on business customer borrowing. We are anticipating a significant increase in our after-tax net income available to stockholders in 2018 and future years as a result of the decrease in our effective tax rate. Some of all of this benefit could be lost to the extent that the banks and financial services companies we compete with elect to lower interest rates and fees and we are forced to respond in order to remain competitive. There is no assurance that presently anticipated benefits of the Tax Act for the Company will be realized.

Legislative and regulatory initiatives to support the financial services industry have been coupled with numerous restrictions and requirements that could detrimentally affect our business.

The Dodd-Frank Act and the rules and regulations promulgated thereunder significantly impacted the United States bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The scope and impact of many of the Dodd-Frank Act provisions, including the authority provided to the CFPB, will continue to be determined over time as rules and regulations are issued and become effective. As a result, we cannot predict the ultimate impact of the Dodd-Frank Act on us at this time, including the extent to which it could increase costs or limit our ability to pursue business opportunities in an efficient manner, or otherwise adversely affect our business, financial condition, results of operations and our ability to pay dividends. At a minimum it has increased our operating and compliance costs. Compliance with these requirements has necessitated that we design and implement additional internal controls,  and incur other significant expenses.

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

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms were effective as to the Company and the Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 riskbased capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over multiple years) above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in over a multi-year period beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2017, commercial real estate loans accounted for 60.6% of our loan portfolio and commercial and agricultural loans accounted for 16.4% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

Approximately 85% of our loan portfolio as of December 31, 2017 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2017, consumer residential real estate loans represented approximately 22.0% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Bank offers, is highly dependent upon the business environment in markets where the Bank operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, or a combination of these or other factors. The U.S. economy experienced growth during 2017, with increasing exports, jobs, and manufacturing production.  Real GDP has increased, and unemployment is in line with a full-employment economy.

However, if tighter financial conditions emerge, along with additional rate hikes by the Federal Reserve, there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. An economic downturn or sustained, high unemployment levels and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses.

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

In addition to traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize or in the past have utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank (FHLB) of Cincinnati advances, federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of the Bank. The availability of these noncore funding sources is subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.

Our risk management framework may not be effective in mitigating risk and loss to us.

We are subject to numerous risks, including credit risk, interest rate risk, liquidity risk, transaction/operational risk, compliance and legal risk, strategic risk and reputation risk, among other risks encountered in the ordinary course of our operations. We have put in place processes and procedures designed to identify, measure, monitor, report and analyze these risks. However, all risk management frameworks are inherently limited when current procedures cannot anticipate the existence or future development of currently unanticipated or unknown risks, and we may have underestimated the impact of known risks. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

A failure or breach of our operational or security systems, including as a result of cyber-attacks, could disrupt our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation and create significant financial and legal exposure for us.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2017, our goodwill and other identifiable intangible assets totaled approximately $4.2 million. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

Regulatory bodies, including the SEC and others, and the Financial Accounting Standards Board, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.

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

Our capital stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2017, our total liabilities were approximately $420 million, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of the Bank fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt securities.

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

We are subject to statutory and regulatory limitations on our ability to pay dividends on our capital stock. For example, it is the policy of the Federal Reserve that BHCs should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition. Further, if we are unable to satisfy the capital requirements applicable to us for any reason, we may be limited in our ability to declare and pay dividends on our capital stock.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 13, 2018, there were approximately 724 beneficial owners of the Company’s common stock, including 111 shareholders of record and, to the best knowledge of the Company,  approximately 613 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

The following table shows the reported high and low closing sales price information for our common stock for the periods indicated:

2017	High	Low

Fourth Quarter	$24.07	$22.97

Third Quarter	24.08	20.77

Second Quarter	22.58	18.50

First Quarter	20.57	17.50

2016	High	Low

Fourth Quarter	$18.25	$16.00

Third Quarter	17.00	14.23

Second Quarter	15.00	13.76

First Quarter	14.25	13.34

We paid a cash dividend of $0.18 per share on our common stock in 2017, compared to $0.16 per share in 2016.  Dividends on common stock will be payable in the future at the discretion of the Board of Directors, subject to certain restrictions discussed below and in our financial statements. See Item 1, “Business — Supervision and Regulation” for additional information on dividend restrictions applicable to the Company and Citizens First Bank.

The following table sets forth certain information as of December 31, 2017, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities		for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation
	Outstanding	Outstanding	plans
	Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,925	$15.23	76,075
Equity compensation plans not approved by security holders	—	—	—
Total	23,925	$15.23	76,075

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

Overview of 2017

Significant developments for the year ended December 31, 2017 were:

•

Net income decreased 3.0% or $128,000, from a net income of $4.22 million in 2016 to $4.09 million in 2017.  Net income decreased primarily due to an increase in income tax expense.  On December 22, 2017, President Trump signed “H.R.1”, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018.  As a result, income tax expense increased $401,000 during the fourth quarter due to the Company’s deferred tax assets being revalued.

•

The Company recorded a provision for income tax expense of $2.35 million in 2017 compared to $1.80 million in 2016.  The 2017 income tax provision was impacted by the revaluation of the Company’s net deferred tax assets and liabilities related to federal tax reform legislation enacted during the fourth quarter of 2017.  The revaluation resulted in a net tax expense of $401,000 during the fourth quarter of 2017.  The revaluation of the Company’s deferred tax assets and liabilities at year-end 2017 was based on reasonable estimates by the Company of certain income tax effects of the new federal tax reform legislation.  These effects may be subject to adjustment as the Company completes its evaluation during 2018.

•

The Company completed the redemption of the 6.5% Cumulative Preferred Stock, which provided an additional $7.1 million in common equity. Outstanding common shares of the Company increased 25% as a result of the preferred shareholders’ option to convert preferred shares into common shares.

•

Net interest margin declined during 2017 as the cost of funds increased while the yield on earning assets declined.  The margin decreased 17 basis points to 3.70% for 2017 compared to 3.87% for 2016. The Company’s net interest margin was impacted by a decrease in the yield on average earning assets of eight basis points coupled with an increase in the cost of average interest-bearing liabilities of 12 basis points.

•	Credit quality remained strong as nonperforming assets totaled $1.3 million, or 0.29% of total assets at December 31, 2017, compared to $23,000, or 0.01% of total assets at December 31, 2016.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the Consolidated Financial Statements. The selection and application of these policies involve estimates, judgments, and uncertainties that are subject to change.  The critical accounting policies and estimates that the Company has determined to be the most susceptible to change in the near term relate to the determination of the allowance for loan losses, the valuation of securities available for sale, and our valuation of deferred tax assets.

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

Securities Valuation

Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately in accumulated other comprehensive income (loss), net of tax. The Company obtains market values from a third party on a monthly basis in order to adjust the securities to fair value. Equity securities that do not have readily determinable fair values are carried at cost. Additionally, when securities are deemed to be other than temporarily impaired, a charge will be recorded through earnings; therefore, future changes in the fair value of securities could have a significant impact on the Company’s operating results. In determining whether a market value decline is other than temporary, management considers the reason for the decline, the extent of the decline, the duration of the decline and whether the Company intends to sell or believes it will be required to sell the securities prior to recovery.

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

For the year ended December 31, 2017, net interest income was $15.6 million, a decrease of $56,000, or 0.4%, from net interest income of $15.6 million in 2016.  Net interest income decreased primarily from an increase in the cost of average interest bearing liabilities.

Interest rates increased 75 basis points during 2017, as the Federal Reserve increased the target federal funds rate 25 basis points at their meetings in March, June and December.  The prime rate increased from 3.75% to 4.50% in 2017.

Net Interest Analysis Summary

	2017	2016

Average yield on interest earning assets	4.41%	4.49%
Average rate on interest bearing liabilities	0.85%	0.73%
Net interest spread	3.56%	3.76%
Net interest margin	3.70%	3.87%

Our average interest-earning assets were $427.5 million for 2017, compared with $411.0 million for 2016, a $16.5 million, or 4.0% increase primarily attributable to an increase in loans.  Average loans were $365.0 million for 2017, compared with $340.8 million for 2016, an increase of $24.2 million, or 7.1%.  Our total interest income on a tax-equivalent basis increased 2.2% to $18.8 million for 2017, compared with $18.4 million for 2016.  The change was due primarily to the increased volume of interest-earning assets.

Our average interest-bearing liabilities increased $11.4 million, or 3.3%, to $357.6 million for 2017, compared with $346.2 million for 2016.  Our total interest expense increased $509,000, or 20.1%, to $3.0 million for 2017, compared with $2.5 million during 2016.  The change was due primarily to an increase in the rates on FHLB borrowings and an increase in the rate on interest-bearing deposits.

The following table sets forth for the years ended December 31, 2017 and 2016 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)      Year Ended December 31,

	2017			2016
	Average	Income/	Average	Average	Income/	Average
Year ended December 31,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$2,787	$14	0.50%
Interest-bearing deposits in other financial institutions	13,132	169	1.29%	7,427	68	0.92%
Available-for-sale securities (1)
Taxable	28,656	576	2.01%	36,194	672	1.86%
Nontaxable	18,589	743	4.00%	21,780	892	4.10%
Federal Home Loan Bank stock	2,046	102	4.99%	2,025	81	4.00%
Loans receivable (2)	365,028	17,246	4.72%	340,837	16,713	4.90%
Total interest earning assets	427,451	18,836	4.41%	411,050	18,440	4.49%
Non-interest earning assets	27,446			28,578
Total Assets	$454,897			$439,628

Interest-bearing liabilities:
NOW Accounts	$119,991	$580	0.48%	$121,600	$486	0.40%
Money market Accounts	31,008	$201	0.65%	$23,749	$88	0.37%
Savings accounts	21,833	39	0.18%	21,225	39	0.18%
Time deposits	143,336	1,620	1.13%	144,565	1,490	1.03%
Total interest-bearing deposits	316,168	2,440	0.77%	311,139	2,103	0.68%
Borrowings	36,381	454	1.25%	30,075	307	1.02%
Subordinated debentures	5,000	144	2.88%	5,000	118	2.36%
Total interest-bearing liabilities	357,549	3,038	0.85%	346,214	2,528	0.73%
Non-interest bearing deposits	50,694			49,689
Other liabilities	2,220			2,290
Total liabilities	410,463			398,193
Stockholders’ equity	44,434			41,435
Total Liabilities and Stockholders’ Equity	$454,897			$439,628
Net interest income		$15,798			$15,912

Net interest spread (1)			3.56%			3.76%
Net interest margin (1) (3)			3.70%			3.87%
Return on average assets ratio			0.90%			0.96%
Return on average equity ratio			9.20%			10.20%
Average equity to assets ratio			9.77%			9.43%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0%.

(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(3)	Net interest income as a percentage of average interest-earning assets.

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

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2017
	Vs. 2016
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	—	(14)	(14)
Interest-bearing deposits in other financial institutions	49	52	101
Available-for-sale securities:
Taxable	44	(140)	(96)
Nontaxable (1)	(18)	(131)	(149)
Federal Home Loan Bank stock	20	1	21
Loans, net	(653)	1,186	533
Total Net Change in income on interest-earning assets	(558)	954	396

Interest-bearing liabilities:
NOW Accounts	100	(6)	94
Money market accounts	86	27	113
Savings accounts	(1)	1	—
Time deposits	143	(13)	130
FHLB and other borrowings	83	64	147
Subordinated debentures	26	—	26
Total Net Change in expense on interest-earning liabilities	437	73	510
Net change in net interest income	(994)	880	(114)
Percentage Change	872.2%	-772.2%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0%.

Provision for Loan Losses

The provision (credit) for loan losses for 2017 was ($150,000), or (0.04%) of average loans, compared to a credit of ($85,000), or (0.02%) of average loans during 2016.  We had net recoveries totaling $20,000 during 2017, compared to $23,000 during 2016.  We consider the size, volume and credit quality of the loan portfolio as well as recent economic and other external influences to record the allowance for loan losses and provision for loan losses that is directionally consistent with our loan portfolio.

Non-interest Income

Non-interest income decreased 2.0%, or $72,000, from $3.6 million in 2016 to $3.6 million in 2017. Service charges on deposit accounts decreased $159,000 due to a reduction in services charges on business accounts. Gains on the sale of mortgage loans decreased $58,000 due to decreased volume of loans sold in the secondary market.  The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2017	2016	(Decrease)
Service charges on deposit accounts	$1,237	$1,396	$(159)
Other non-interest income	1,170	1,027	143
Gain on sale of mortgage loans held for sale	317	375	(58)
Non-deposit brokerage fees	365	315	50
Lease income	237	207	30
Bank-owned life insurance	177	177	—
Gain on the sale of available-for-sale securities	48	126	(78)
	$3,551	$3,623	$(72)

Non-interest Expense

Non-interest expense decreased 3.7%, or $487,000, from $13.3 million in 2016 to $12.8 million in 2017.  Several categories of expenses declined including $176,000 in other expenses, $127,000 in data processing services, $123,000 in occupancy expenses, and $73,000 in personnel expenses.

The increases and decreases in expense in 2017 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2017	2016	(Decrease)
Personnel expense	$6,802	$6,875	$(73)
Net occupancy expense	1,804	1,927	(123)
Advertising and public relations	337	320	17
Professional fees	547	465	82
Data processing services	910	1,037	(127)
Franchise shares and deposit tax	484	528	(44)
FDIC insurance	197	223	(26)
Other real estate owned expenses	—	17	(17)
Other	1,741	1,917	(176)
	$12,822	$13,309	$(487)

Income Taxes

The Company recorded a provision for income tax expense of $2.35 million in 2017 compared to $1.80 million in 2016.  The 2017 income tax provision was impacted by the revaluation of the Company’s net deferred tax assets and liabilities related to federal tax reform legislation enacted during the fourth quarter of 2017.  The revaluation resulted in a net tax expense of $401,000 during the fourth quarter of 2017.  The revaluation of the Company’s deferred tax assets and liabilities at year-end 2017 was based on reasonable estimates by the Company of certain income tax effects of the new federal tax reform legislation.  These effects may be subject to adjustment as the Company completes its evaluation during 2018.

Income tax expense was calculated using the Company’s expected effective rate for 2017 and 2016.  Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns.  Our statutory federal tax rate was 34.0% in both 2017 and 2016.  The effective tax rate for 2017 was 36.5%, compared to 29.9% for 2016.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, income on bank owned life insurance and the remeasurement of the net deferred tax asset due to the 2017 Tax Cuts and Jobs Act.  See Note 11 to the Company’s consolidated financial statements for additional details relative to the Company’s income tax provision.

Balance Sheet Review

Our assets at December 31, 2017 totaled $465.4 million, compared with $455.4 million at December 31, 2016, an increase of $10.0 million, or 2.2%.   Loans increased $14.8 million, or 4.1%, from December 31, 2016 to December 31, 2017, while available-for-sale securities decreased $4.9 million, or 9.2% from December 31, 2016 to December 31, 2017.  Deposits increased $1.9 million, or 0.5%, from December 31, 2016 to December 31, 2017.  Borrowings from the Federal Home Loan Bank increased $5.0 million, or 14.3%, from December 31, 2016 to December 31, 2017.  Average assets increased 3.5% or $15.3 million, from $439.6 million in 2016 to $454.9 million in 2017.

Loans

Total loans averaged $365.0 million in 2017, compared to $340.8 million in 2016.  At year-end 2017, loans totaled $374.2 million, compared to $359.4 million at year-end 2016, an increase of $14.8 million, or 4.1%.  We experienced increases in the commercial and agricultural, commercial real estate, and residential real estate portfolios in 2017.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2017		December 31, 2016
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$61,221	16.36%	$60,388	16.80%
Commercial real estate	226,834	60.61%	216,511	60.25%
Residential real estate	82,230	21.97%	78,422	21.82%
Consumer	3,954	1.06%	4,070	1.13%
	$374,239	100.00%	$359,391	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2017 and 2016 is shown in the following table:

	2017	2016

Agriculture, forestry, and fishing	8.62%	8.66%
Construction	7.80%	6.63%
Manufacturing	2.79%	3.71%
Transportation, communication, electric, gas, and sanitary services	3.71%	3.96%
Wholesale trade	3.21%	3.60%
Retail trade	3.06%	4.15%
Finance, insurance, and real estate	32.82%	28.32%
Services	14.75%	17.75%
Public administration	0.21%	0.27%
Total commercial and commercial real estate	76.97%	77.05%
Residential real estate loans	21.97%	21.82%
Other consumer loans	1.06%	1.13%
Total loans	100%	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of December 31, 2017, the Company’s 20 largest credit relationships consisted of loans and loan commitments ranging from $4.3 million to $11.9 million.  The aggregate amount of these credit relationships was $108.6 million, with total commitments of $124.7 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2017.

As of December 31, 2017, we had $18.6 million of participations in loans purchased from, and $17.0 million of participations in loans sold to, other banks. As of December 31, 2016, we had $17.7 million of participations in loans purchased from, and $24.7 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2017.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of December 31, 2017	Year	Years	Years	Total
Commercial and agricultural	$19,197	$32,687	$9,337	$61,221
Commercial real estate	63,250	102,477	61,107	226,834
Residential real estate	9,971	37,223	35,036	82,230
Consumer	1,296	2,609	49	3,954
Total	$93,714	$174,996	$105,529	$374,239

The table below presents loans outstanding as of December 31, 2017 with maturities greater than one year categorized by fixed and variable interest rates:

(Dollars in
As of December 31, 2017	Thousands)
Fixed Rate	$209,115
Variable Rate	71,410
Total maturities greater than one year	$280,525

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 26.7% of our earning assets as of December 31, 2017, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate increased three times during 2017 after remaining stable at 3.50% during most of 2016.  The prime rate increased to 3.75% in December, 2016 and increased to 4.00% in March 2017, to 4.25% in June 2017, and to 4.50% in December 2017.  The yield on our earning assets declined during 2017 as we were not able to reinvest at the yields previously earned on loans and called and matured investments.  The cost of our interest bearing liabilities for the year ended 2017 increased, which caused the net interest margin to decrease 17 basis points from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in an interest bearing sweep account, investment securities or loans.

Credit Quality and the Allowance for Loan Losses

We consider credit quality to be of primary importance. We contract with a third party CPA firm for loan review services. The scope of the engagement calls for annual review of a sample of large loan relationships (in excess of $1 million), problem credits, unsecured loans, insider relationships, and a sample of smaller commercial credits with annual coverage of at least 50% of the outstanding loan portfolio. The focus of the reviews is centered in the commercial and commercial real estate portfolios, as they comprise the majority of the Bank’s loan portfolio. Management addresses any findings raised during the review process and takes appropriate actions as warranted.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2017, the allowance was $4.7 million, compared to $4.9 million at December 31, 2016. The ratio of the allowance for loan losses to total loans at December 31, 2017 was 1.26%, compared to 1.35% at December 31, 2016. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2017 and 2016.

	(Dollars in Thousands)
	2017	2016
Balance at beginning of year	$4,854	$4,916
Provision (credit) for loan losses	(150)	(85)
Amounts charged off:
Commercial	17	109
Commercial real estate	—	52
Residential real estate	—	39
Consumer	26	2
Total loans charged off	43	202

Recoveries of amounts previously charged off:
Commercial	31	144
Commercial real estate	1	52
Residential real estate	14	24
Consumer	17	5
Total recoveries	63	225
Net charge-offs (recoveries)	(20)	(23)
Balance at end of year	$4,724	$4,854

Total loans, net of unearned income:
Average	$365,028	$340,837
At December 31	$374,239	$359,391
As a percentage of average loans:
Net charge-offs (recoveries)	(0.01)%	(0.01)%
Provision (credit) for loan losses	(0.04)%	(0.02)%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	December 31, 2017		December 31, 2016
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$554	21.97%	$527	21.82%
Consumer and other loans	10	1.06%	14	1.13%
Commercial and agricultural	633	16.36%	615	16.80%
Commercial real estate	3,515	60.61%	3,628	60.25%
Unallocated	12	0.00%	70	0.00%
Total allowance for loan losses	$4,724	100.00%	$4,854	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans. Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  The unallocated portion of the allowance decreased from $70,000 at December 31, 2016 to $12,000 at December 31, 2017.

The following table sets forth selected asset quality amounts and ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2017	December 31, 2016
Non-accrual loans	$27	$23
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	1,317	—
Total non-performing loans	1,344	23
Other real estate owned	—	—
Total non-performing assets	$1,344	$23

Non-performing loans to total loans	0.36%	0.01%
Non-performing assets to total assets	0.29%	0.01%
Net charge-offs (recoveries) YTD	$(20)	$(23)
Net charge-offs (recoveries) YTD to average YTD total loans	(0.01)%	(0.01)%
Allowance for loan losses to non-performing loans	351.49%	21,104.35%
Allowance for loan losses to total loans	1.26%	1.35%

Non-performing assets totaled $1.3 million at December 31, 2017, compared to $23,000 at December 31, 2016, an increase of $1.3 million. Payoffs of $23,000 were made on two residential real estate loans. The decreases were offset by the addition of $1.3 million in commercial real estate loans and a $27,000 residential real estate loan.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2017 consisted of three non-accrual loans totaling $1.3 million and no loans over 90 days past due that are still accruing.  No other real estate was owned at December 31, 2017.

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

We believe that the allowance for loan losses at December 31, 2017, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and securities of state and political subdivisions (municipal securities) that are both taxable and tax-exempt.  Securities are all classified as available-for-sale. The investment portfolio decreased by $4.9 million, or 9.2%, to $48.6 million at December 31, 2017, compared with $53.5 million at December 31, 2016.

The tables below present the maturities and yield characteristics of securities as of December 31, 2017 and 2016. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$998	$—	$—	$1,998	$1,977
Agency mortgage-backed securities: (1)	12	18,981	7,031	—	26,024	25,811
Municipal securities	1,963	8,375	6,224	2,819	19,381	19,388
Trust preferred security	—	—	—	1,889	1,889	1,440
Total available-for-sale securities	$2,975	$28,354	$13,255	$4,708	$49,292	$48,616

Percent of total	6.04%	57.52%	26.89%	9.55%	100.00%

Weighted average yield(2)	3.03%	2.45%	3.15%	3.59%	2.79%

(1)	Agency mortgage backed securities (residential) are grouped into average lives based on December 2017 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2016	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$1,998	$—	$—	$1,998	$1,957
Agency mortgage-backed securities: (1)	85	21,700	6,363	—	28,148	27,957
Municipal securities	1,264	9,924	7,606	2,516	21,310	21,380
Trust preferred security	—	—	—	1,884	1,884	1,240
Corporate bond	—	—	1,000	—	1,000	1,013
Total available-for-sale securities	$1,349	$33,622	$14,969	$4,400	$54,340	$53,547

Percent of total	2.48%	61.87%	27.55%	8.10%	100.00%

Weighted average yield(2)	3.06%	2.47%	3.31%	4.14%	2.85%

(1)	Agency mortgage backed securities (residential) are grouped into average lives based on December 2016 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securitiesare calculated on a full tax-equivalent basis.

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

Deferred Tax Assets

We have a net deferred tax asset of $670,000 at December 31, 2017 compared to $1.46 million at December 31, 2016. On December 22, 2017, President Trump signed “H.R.1”, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018.  As a result, the Company’s net deferred tax assets were revalued based on the income tax rates at which they are expected to reverse in the future, which is generally 21%.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2017, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $366.9 million during 2017, an increase of $6.1 million, or 1.7%, compared to $360.8 million during 2016.  Average deposits increased during the year and the cost of funds increased as deposits matured and were renewed at higher rates.  Deposits at December 31, 2017 totaled $372.3 million, an increase of $1.9 million from the prior year end.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We also utilize a deposit listing service. There were $18.1 million in brokered deposits at December 31, 2017 compared to $1.9 million at December 31, 2016.

At December 31, 2017, our ten largest customers accounted for approximately $49.4 million, or 13.3%, of total deposits whereas, at December 31, 2016, ten customers accounted for approximately $49.8 million, or 13.5% of total deposits in 2016.

The weighted average cost of deposits, including the average of noninterest bearing demand deposits, for the years ended December 31, 2017 and 2016 is listed below:

	(Dollars in Thousands)
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$50,694	—%	$49,689	—%
Interest bearing demand	119,991	0.48%	121,600	0.40%
Savings	52,841	0.45%	44,974	0.28%
Time	143,336	1.13%	144,565	1.03%
	$366,862	0.67%	$360,828	0.58%

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment. Total advances as of December 31, 2017 were $40.0 million.

At December 31, 2017, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2017 or 2016.

We maintained a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line had a total availability of $3.0 million, matured November 21, 2017, and bore interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line had a floor rate of 4.5%. The line was secured by the Bank’s common stock.  The line was not renewed at maturity. The line did not have a balance as of December 31, 2016.

We issued $5.0 million in subordinated debentures in October 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our interest rate as of December 31, 2017 was 2.99%, and at December 31, 2016 was 2.5%.

Information regarding our borrowings as of December 31, 2017 and 2016 is presented below:

	(Dollars in Thousands)
	2017	2016
Borrowed funds:
Balance at year end	$40,000	$35,000
Weighted average rate at year end	1.46%	0.91%
Average balance during the year	$32,696	$30,075
Weighted average rate during the year	1.36%	1.02%
Maximum month-end balance	$41,000	$38,000
Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	2.99%	2.50%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	2.94%	2.36%
Maximum month-end balance	$5,000	$5,000
Total borrowings:
Balance at year end	$45,000	$40,000
Weighted average rate at year end	1.63%	1.11%
Average balance during the year	$37,696	$35,075
Weighted average rate during the year	1.57%	1.23%
Maximum month-end balance	$46,000	$43,000

Capital

Stockholders’ equity was $45.8 million on December 31, 2017, an increase of $3.5 million, or 8.2%, from $42.4 million on December 31, 2016.  A common dividend of $0.18 per share was paid in 2017 compared to $0.16 per share in 2016. The book value per common share and tangible book value per common share ratios were $18.14 and $16.47, respectively, at December 31, 2017 compared to $17.54 and $15.40, respectively, at December 31, 2016.

The tangible common equity ratio increased to 9.02% as of December 31, 2017 compared to 6.83% at December 31, 2016 as a result of the increase in common equity of $10.8 million, primarily related to the redemption of preferred stock in 2017.

	(In Thousands, Except Share Data and Ratios)
	December 31,	December 31,
	2017	2016

Total shareholders’ equity (a)	$45,834	$42,364
Less:
Preferred stock	—	(7,261)
Common equity (b)	45,834	35,103
Goodwill	(4,097)	(4,097)
Intangible assets	(124)	(194)
Tangible common equity (c)	41,613	30,812
Add:
Preferred stock	—	7,261
Tangible equity (d)	41,613	38,073

Total assets (e)	465,382	455,422
Less:
Goodwill	(4,097)	(4,097)
Intangible assets	(124)	(194)
Tangible assets (f)	$461,161	$451,131
Shares outstanding (in thousands) (g)	2,526	2,001

Book value per common share (b/g)	$18.14	$17.54
Tangible book value per common share (c/g)	$16.47	$15.40
Equity to assets ratio (a/e)	9.85%	9.30%
Tangible equity ratio (d/f)	9.02%	8.44%
Common equity ratio (b/e)	9.85%	7.71%
Tangible common equity ratio (c/f)	9.02%	6.83%

In 2004, the Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (“Preferred Shares”), for an aggregate purchase price of $8.0 million. The Preferred Shares were sold for $31,992 per share, entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and were convertible into shares of common stock of the Company at an initial conversion price per share of $15.50.

On May 15, 2017, the Board of Directors of the Company authorized the redemption of all 229 outstanding shares of the Preferred Shares as of June 30, 2017 (the “Redemption Date”) at the redemption price of $31,992 per share (the Stated Value of the Preferred Shares), plus accrued and unpaid dividends.  The Preferred Shares were convertible at the option of the holder, until the day prior to the Redemption Date, into a number of shares of common stock determined by dividing the Stated Value of the Preferred Shares ($31,992) by $14.06, the conversion price (adjusted for stock dividends).

From May 15, 2017 to the Redemption Date, the Company issued an aggregate of 507,325 shares of common stock upon conversion of 223 Preferred Shares.  Six preferred shares with an aggregate redemption price of $191,952 were redeemed.  As a result of the conversion of Preferred Shares, the outstanding shares of the Company’s common stock increased from 2,019,052 to 2,526,377 on June 30, 2017.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also establish a “capital conservation buffer” of 2.5% to be phased in over a multi-year period, above the new regulatory minimum risk-based capital ratio. The buffer as of December 31, 2017 is 1.25%. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  We believe as of December 31, 2017, the Company and the Bank met all capital adequacy requirements to which it is subject.

Capital ratios as of December 31, 2017, and 2016 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2017				December 31, 2016
	Tier I Risk- based Capital	Total Risk- based Capital	Common Equity Tier I Capital	Tier I Leverage	Tier I Risk- based Capital	Total Risk- based Capital	Common Equity Tier I Capital	Tier I Leverage

Consolidated	11.88%	13.07%	10.68%	10.31%	11.37%	12.62%	8.19%	9.97%

Citizens First Bank, Inc.	11.67%	12.86%	11.67%	10.14%	11.28%	12.53%	11.28%	9.89%

Regulatory minimum	4.00%	8.00%	4.50%	4.00%	4.00%	8.00%	4.50%	4.00%

Well-capitalized minimum	6.00%	10.00%	6.50%	5.00%	6.00%	10.00%	6.50%	5.00%

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017:

	(Dollars in Thousands)
December 31, 2017	One year or less	More than one year but less than three years	More than three years but less than five years	Five years or more	Total
Time deposits	$93,382	$38,260	$12,326	$—	$143,968
FHLB advances	30,000	7,000	3,000	—	40,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	420	788	550	344	2,102
	$123,802	$46,048	$15,876	$5,344	$191,070

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

At December 31, 2017, unfunded commitments to extend credit and unused lines of credit totaled $53.7 million, of which $19.4 million were at fixed rates and $34.3 million were at variable rates.  At December 31, 2016, unfunded commitments to extend credit and unused lines of credit totaled $55.0 million, of which $20.0 million were at fixed rates and $35.0 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $1.3 million and $1.1 million at December 31, 2017 and 2016, respectively. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2017:

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$18,568,776	$2,379,628	14.70%
+300	18,193,706	2,004,557	12.38%
+200	17,669,940	1,480,791	9.15%
Base	16,189,149		—%
(200)	15,345,119	(844,030)	(5.21)%

As of December 31, 2017, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years.  During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•	Report of Independent Registered Public Accounting Firm, Crowe Horwath LLP

•	Consolidated Balance Sheets - December 31, 2017 and 2016

•	Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2017 and 2016

•	Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2017 and 2016

•	Consolidated Statements of Cash Flows - Years Ended December 31, 2017 and 2016

•	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Citizens First Corporation

Bowling Green, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens First Corporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2005.

Louisville, Kentucky

March 13, 2018

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	December 31,	December 31,
	2017	2016

Assets
Cash and due from financial institutions	$6,444	$8,542
Interest-bearing deposits in other financial institutions	13,532	11,018
Available-for-sale securities	48,616	53,547
Loans held for sale	427	264
Loans, net of allowance for loan losses of $4,724 and $4,854 at December 31, 2017 and December 31, 2016, respectively	369,515	354,537
Premises and equipment, net	9,140	9,390
Bank owned life insurance (BOLI)	8,528	8,351
Federal Home Loan Bank (FHLB) stock, at cost	2,053	2,025
Accrued interest receivable	1,681	1,622
Deferred income taxes	670	1,464
Goodwill and other intangible assets	4,221	4,291
Other assets	555	371
Total assets	$465,382	$455,422
Liabilities
Deposits
Noninterest bearing	$53,259	$52,322
Savings, NOW and money market	175,087	173,620
Time	143,968	144,497
Total deposits	372,314	370,439
FHLB advances and other borrowings	40,000	35,000
Subordinated debentures	5,000	5,000
Accrued interest payable	285	220
Other liabilities	1,949	2,399
Total liabilities	419,548	413,058
Stockholders’ equity
6.5% cumulative preferred stock, no par value, authorized 250 shares, aggregate liquidation preference of $7,998; issued and outstanding 0 and 237 shares at December 31, 2017 and December 31, 2016, respectively	—	7,261
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,526,377 and 2,000,852 shares at December 31, 2017 and December 31, 2016, respectively	33,138	25,920
Retained earnings	13,142	9,706
Accumulated other comprehensive (loss)	(446)	(523)
Total stockholders’ equity	45,834	42,364
Total liabilities and stockholders’ equity	$465,382	$455,422

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2017	2016
Interest and dividend income
Loans	$17,246	$16,713
Taxable securities	576	672
Non-taxable securities	502	593
Other	271	163
Total interest and dividend income	18,595	18,141
Interest expense
Deposits	2,440	2,103
FHLB advances	454	278
Subordinated debentures	144	118
Short-term borrowings	—	29
Total interest expense	3,038	2,528
Net interest income	15,557	15,613
Provision for loan losses (credit)	(150)	(85)
Net interest income after provision for loan losses (credit)	15,707	15,698
Non-interest income
Service charges on deposit accounts	1,237	1,396
Other service charges and fees	1,170	1,027
Gain on sale of mortgage loans	317	375
Non-deposit brokerage fees	365	315
Lease income	237	207
BOLI income	177	177
Gain on sale of securities available-for-sale	48	126
Total non-interest income	3,551	3,623
Non-interest expenses
Salaries and employee benefits	6,802	6,875
Net occupancy expense	1,804	1,927
Advertising and public relations	337	320
Professional fees	547	465
Data processing services	910	1,037
Franchise shares and deposit tax	484	528
FDIC insurance	197	223
Other real estate owned expenses	—	17
Other	1,741	1,917
Total non-interest expenses	12,822	13,309
Income before income taxes	6,436	6,012

Provision for income taxes	2,347	1,795
Net income	4,089	4,217
Dividends and accretion on preferred stock	238	495
Net income available for common stockholders	$3,851	$3,722
Basic earnings per common share	$1.68	$1.86
Diluted earnings per common share	$1.60	$1.66

Comprehensive income (loss), net of tax
Net income	4,089	4,217
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes at 34%	(32)	(83)
Change in unrealized gain (loss) on available for sale securities, net of taxes at 34%	109	(595)

Total other comprehensive income (loss)	77	(678)
Comprehensive income	$4,166	$3,539

See Notes to Consolidated Financial Statements.

Citizens First Corporation

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2017 and 2016

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2016	$7,659	$25,406	$6,304	$155	$39,524
Net income	—	—	4,217	—	4,217
Conversion of cumulative preferred	(398)	398	—	—	—
Stock based compensation	—	84	—	—	84
Change in accumulated other comprehensive income	—	—	—	(678)	(678)
Exercise of director stock options	—	32	—	—	32
Dividend declared and paid on common stock ($.16 per share)	—	—	(320)	—	(320)
Dividend declared and paid on preferred stock	—	—	(495)	—	(495)
Balance, December 31, 2016	$7,261	$25,920	$9,706	$(523)	$42,364

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	(Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	4,089	—	4,089
Conversion of cumulative preferred	(7,077)	7,077	—	—	—
Redemption of cumulative preferred	(184)	(8)			(192)
Stock based compensation	—	148	—	—	148
Change in accumulated other comprehensive income	—	—	—	77	77
Dividend declared and paid on common stock ($.18 per share)	—	—	(414)	—	(414)
Dividend declared and paid on preferred stock	—	—	(238)	—	(238)
Balance, December 31, 2017	$—	$33,138	$13,142	$(446)	$45,834

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	December 31, 2017	December 31, 2016
Operating Activities
Net income	$4,089	$4,217
Items not requiring (providing) cash:
Depreciation	438	522
Provision (credit) for loan losses	(150)	(85)
Amortization of premiums and discounts on securities	215	310
Amortization of core deposit intangible	53	71
Deferred income taxes	754	215
Stock based compensation	148	84
BOLI Income	(177)	(177)
Proceeds from sale of mortgage loans held for sale	15,581	18,277
Origination of mortgage loans held for sale	(15,427)	(18,166)
Gains on sales of available-for-sale securities	(48)	(126)
Gains on sales of mortgage loans held for sale	(317)	(375)
Write-downs and losses (gains) on other real estate owned	—	(11)
Loss (gain) on sale of premises and equipment	(14)	4
Loss on branch disposal	—	27
Changes in:
Accrued interest receivable	(59)	58
Other assets	(167)	93
Accrued interest payable and other liabilities	(385)	350
Net cash provided by operating activities	4,534	5,288
Investing Activities
Loan originations and payments, net	(14,828)	(28,652)
Increase in interest-bearing deposits in other financial institutions	(2,514)	(8,290)
Purchase of premises and equipment	(187)	(142)
Proceeds from maturities of available-for-sale securities	8,976	11,924
Purchase of available-for-sale securities	(10,594)	(10,841)
Proceeds from sales of available-for-sale securities	6,498	4,358
Proceeds from sales of other real estate owned	—	177
Proceeds from sales of premises and equipment	14	197
Purchase of FHLB stock	(28)	—
Net cash used in investing activities	(12,663)	(31,269)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	2,404	9,085
Net change in time deposits	(529)	(9,034)
Proceeds from FHLB advances	39,000	37,000
Repayment of FHLB advances	(34,000)	(15,000)
Repayment of other borrowings	—	(2,000)
Redemption of preferred stock	(192)	—
Exercise of stock options	—	32
Dividends paid on common stock	(414)	(320)
Dividends paid on preferred stock	(238)	(495)
Net cash provided by financing activities	6,031	19,268
Decrease in Cash and Cash Equivalents	(2,098)	(6,713)
Cash and Cash Equivalents, Beginning of Year	8,542	15,255
Cash and Cash Equivalents, End of Year	$6,444	$8,542
Supplemental Cash Flows Information
Interest paid	$2,973	$2,521
Income taxes paid	$1,745	$1,365
Conversion of cumulative preferred stock	$7,077	$398
Loans transferred to other real estate owned	$—	$66

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

Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, information about specific borrower situations and estimated collateral values, prevailing economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Commercial loans are typically based on the borrowers' ability to repay the loans from the cash flow of their business operations, and secured by assets being financed and other assets such as accounts receivable and inventory.  Commercial Real Estate loans may be affected by adverse conditions in real estate markets or the economy because the borrowers ability to repay their loans depends on successful development of their properties.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  All types of Commercial and Commercial Real Estate loans may also have personal guarantees of the borrowers and business owners.  Residential real estate mortgage loans are either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, credit worthiness and ability to repay the loan.  Consumer loans are generally dependent on the personal income of the customer, and repayment is dependent on the borrower’s personal cash flow and employment status which can be affected by general economic conditions.

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

Goodwill and Other Intangible Assets–Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2017 and 2016.

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

Earnings per Common Share–Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options, performance share units and preferred stock.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Most of the Company’s revenues come from financial instruments, such as loans, investment securities and other financial instruments which are not included in the scope of this ASU. The Company’s revenue recognition pattern for revenue streams within the scope of the ASU, include but are not limited to service charges on deposit accounts and gains/losses on the sale of OREO. Revenue recognition is not expected to change significantly from current practice. The standard permits the use of either the full retrospective or modified retrospective transition method. The Company adopted the new guidance effective January 1, 2018 and intends to utilize the modified retrospective method. Based on the evaluation of the Company’s non-interest income revenue streams, adoption of this new guidance does not have a material impact on the consolidated financial statements. The Company will have additional disclosures in its Form 10-Q for the first quarter of 2018 as required by this guidance.

In January 2016 the FASB issued ASU 2016-01 which amends existing guidance on the classification and measurement of financial instruments.  This new standard revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The new standard is effective for reporting periods beginning after December 15, 2017.  Adopting the provisions of ASU 2016-01 did not have a material impact on our consolidated financial statements; however, it will impact the fair value disclosures included in Note 4:  Fair Value. The Company currently does not have any equity investments.

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.  Based on the leases outstanding at December 31, 2017, we do not expect the new standard to have a material impact on our consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU required a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The Company adopted during the first quarter of 2018 and recorded an entry of approximately $88,000.

Reclassifications–Certain reclassifications have been made to the 2016 financial statements to conform to the 2017 financial statement presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2: Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
U. S. government agencies and government sponsored entities	$1,998	$—	$(21)	$1,977
Agency mortgage-backed securities: residential	26,024	14	(227)	25,811
State and municipal	19,381	143	(136)	19,388
Trust preferred security	1,889	—	(449)	1,440
Total Available-for-Sale Securities	$49,292	$157	$(833)	$48,616

December 31, 2016
U. S. government agencies and government sponsored entities	$1,998	$—	$(41)	$1,957
Agency mortgage-backed securities: residential	28,148	99	(290)	27,957
State and municipal	21,310	216	(146)	21,380
Trust preferred security	1,884	—	(644)	1,240
Corporate bonds	1,000	13	—	1,013
Total Available-for-Sale Securities	$54,340	$328	$(1,121)	$53,547

The proceeds from sales of securities and the associated gains are listed below:

	2017	2016
	(Dollars in Thousands)
Sales of available for sale securities
Proceeds	$6,498	$4,358
Gross gains	48	126
Gross losses	—	—

The tax provision related to these realized gains were $16,000 and $43,000, respectively.

The amortized cost and fair value of investment securities at December 31, 2017 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2017
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,963	$2,965
Due from one to five years	9,373	9,356
Due from five to ten years	6,224	6,249
Due after ten years	4,708	4,235
Agency mortgage-backed: residential	26,024	25,811
Total	$49,292	$48,616

Securities pledged at year end 2017 and 2016 had a carrying amount of $46.9 million and $46.9 million, respectively, and were pledged to secure public deposits.

At year end 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2017 and 2016, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017:
U.S. government agencies and government sponsored entities	$—	$—	$1,977	$(21)	$1,977	$(21)
Agency mortgage-backed: residential	17,798	(113)	4,754	(114)	22,552	(227)
State and municipal	8,270	(116)	294	(20)	8,564	(136)
Trust preferred security	—	—	1,440	(449)	1,440	(449)
Total temporarily impaired	$26,068	$(229)	$8,465	$(604)	$34,533	$(833)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2016:
U.S. government agencies and government sponsored entities	$1,957	$(41)	$—	$—	$1,957	$(41)
Agency mortgage-backed: residential	16,722	(290)	—	—	16,722	(290)
State and municipal	9,399	(142)	293	(4)	9,692	(146)
Trust preferred security	—	—	1,240	(644)	1,240	(644)
Total temporarily impaired	$28,078	$(473)	$1,533	$(648)	$29,611	$(1,121)

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

As of December 31, 2017, the Company’s security portfolio consisted of $48.6 million fair value of securities, $34.5 million, or 54 securities, of which were in an unrealized loss position.

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

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	December 31, 2017	December 31, 2016
Commercial	$61,221	$60,388
Commercial real estate:
Construction	44,391	38,168
Other	182,443	178,343
Residential real estate	82,230	78,422
Consumer:
Auto	1,184	1,195
Other	2,770	2,875
Total Loans	374,239	359,391
Less: Allowance for loan losses	(4,724)	(4,854)
Net loans	$369,515	$354,537

Activity in the allowance for loan losses was as follows.

	(Dollars in Thousands)
December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	4	(114)	13	5	(58)	(150)
Loans charged-off	(17)	—	—	(26)	—	(43)
Recoveries	31	1	14	17	—	63
Total ending allowance balance	$633	$3,515	$554	$10	$12	$4,724

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$812	$3,431	$524	$28	$121	$4,916
Provision (credit) for loan losses	(232)	197	18	(17)	(51)	(85)
Loans charged-off	(109)	(52)	(39)	(2)	—	(202)
Recoveries	144	52	24	5	—	225
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2017 and December 31, 2016.  As of December 31, 2017 and December 31, 2016, accrued interest receivables of $1.4 million and $1.3 million, respectively, are not considered significant for purposes of the disclosure and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $363,000 and $322,000, respectively, are included in the following tables.

	(Dollars in Thousands)
December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$45	$—	$—	$—	$45
Collectively evaluated	633	3,470	554	10	12	4,679
Total ending allowance balance	$633	$3,515	$554	$10	$12	$4,724

Loans:
Individually evaluated for impairment	$2	$1,393	$82	$7	$—	$1,484
Collectively evaluated	61,219	225,441	82,148	3,947	—	372,755
Total ending loans balance	$61,221	$226,834	$82,230	$3,954	$—	$374,239

	(Dollars in Thousands)
December 31, 2016	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$192	$—	$1	$—	$198
Collectively evaluated	610	3,436	527	13	70	4,656
Total ending allowance balance	$615	$3,628	$527	$14	$70	$4,854

Loans:
Individually evaluated for impairment	$60	$1,533	$837	$23	$—	$2,453
Collectively evaluated	60,328	214,978	77,585	4,047	—	356,938
Total ending loans balance	$60,388	$216,511	$78,422	$4,070	$—	$359,391

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2017, and 2016.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs. There were no partial net charge-offs as of December 31, 2017.

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$2	$2	$—	$53	$53	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,317	1,317	—	579	579	—
Residential real estate	82	82	—	837	837	—
Consumer:
Auto	—	—	—	—	—	—
Other	7	7	—	5	5	—
Subtotal	$1,408	$1,408	$—	$1,474	$1,474	$—

With an allowance recorded:
Commercial	$—	$—	$—	$7	$7	$5
Commercial real estate:
Construction	—	—	—	—	—	—
Other	76	76	45	954	954	192
Residential real estate	—	—	—	—	—	—
Consumer:
Auto	—	—	—	—	—	—
Other	—	—	—	18	18	1
Subtotal	$76	$76	$45	$979	$979	$198
Total	$1,484	$1,484	$45	$2,453	$2,453	$198

Information on impaired loans for the years ended December 31, 2017 and 2016 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2017			December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$4	$—	$—	$67	$5	$5
Commercial real estate:
Construction	—	—	—	—	—	—
Other	739	6	6	1,580	82	82
Residential real estate	85	3	3	849	37	37
Consumer:
Auto	—	—	—	—	—	—
Other	9	1	1	16	1	1
Total	$837	$10	$10	$2,512	$125	$125

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and December 31, 2016:

	(Dollars in Thousands)		(Dollars in Thousands)
	December 31, 2017		December 31, 2016
	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual

Commercial real estate:
Other	—	1,317	—	—
Residential real estate	—	27	—	23
Total	$—	$1,344	$—	$23

The following tables present the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2017
Commercial	$9	$—	$—	$9	$61,212	$61,221
Commercial real estate:
Construction	—	—	—	—	44,391	44,391
Other	—	—	—	—	182,443	182,443
Residential real estate	90	—	27	117	82,113	82,230
Consumer:
Auto	—	—	—	—	1,184	1,184
Other	3	—	—	3	2,767	2,770
Subtotal	$102	$—	$27	$129	$374,110	$374,239

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2016
Commercial	$—	$—	$—	$—	$60,388	$60,388
Commercial real estate:
Construction	—	—	—	—	38,168	38,168
Other	—	—	—	—	178,343	178,343
Residential real estate	166	29	23	218	78,204	78,422
Consumer:
Auto	1	—	—	1	1,194	1,195
Other	—	—	—	—	2,875	2,875
Subtotal	$167	$29	$23	$219	$359,172	$359,391

Troubled Debt Restructurings

The Company reported total troubled debt restructurings of $1.5 million and $2.3 million as of December 31, 2017 and 2016, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2017 and 2016 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.  Of the seven loans reported as troubled debt restructurings (TDRs) at December 31, 2017, five loans totaling $140,000 were on accrual status and two loans totaling $1.3 million were on nonaccrual status.

During the years ending December 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. No troubled debt restructurings were charged off during 2017.  Troubled debt restructurings of $3,000 were charged off during 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2017 and 2016:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	December 31, 2017			December 31, 2016
Troubled Debt Restructurings:
Commercial	1	$5	$5	—	$—	$—
Commercial real estate:
Other	2	1,245	1,326	—	—	—
Consumer	—	—	—	2	21	21
Total	3	$1,250	$1,331	2	$21	$21

The troubled debt restructurings referenced in the above table had no effect on the allowance for loan losses and resulted in no payment defaults or charge-offs during the year ending December 31, 2017. The troubled debt restructurings described above increased the allowance for loan losses by $1,000 and resulted in no payment defaults or charge-offs during the year ending December 31, 2016. Specific allocations of $45,000 and $199,000 were reported for troubled debt restructurings as of December 31, 2017 and 2016.

The terms of certain other loans were modified during the years ending December 31, 2017 and 2016 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of December 31, 2017 of $25.9 million and December 31, 2016 of $34.2 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.

Credit Quality Indicators

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  All loans in all loan categories are assigned risk ratings. As of December 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial	$60,306	$—	$915	$—	$61,221
Commercial real estate:
Construction	44,391	—	—	—	44,391
Other	178,462	703	3,278	—	182,443
Residential real estate	82,148	55	27	—	82,230
Consumer:
Auto	1,184	—	—	—	1,184
Other	2,762	—	8	—	2,770
Total	$369,253	$758	$4,228	$—	$374,239

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$59,990	$—	$398	$—	$60,388
Commercial real estate:
Construction	38,168	—	—	—	38,168
Other	174,507	741	3,095	—	178,343
Residential real estate	77,982	—	440	—	78,422
Consumer:
Auto	1,195	—	—	—	1,195
Other	2,867	—	8	—	2,875
Total	$354,709	$741	$3,941	$—	$359,391

Note 4: Fair Value

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

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2017			December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$1,977	—	—	$1,957	—
Agency mortgage-backed securities-residential	—	25,811	—	—	27,957	—
State and municipal	—	19,388	—	—	21,380	—
Trust preferred security	—	—	1,440	—	—	1,240
Corporate bonds	—	—	—	—	1,013	—
Total investment securities	$—	$47,176	$1,440	$—	$52,307	$1,240

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

	Trust Preferred Security
	2017	2016

Balance of recurring Level 3 assets at January 1	$1,240	$1,340
Total gains or (losses) for the period included in other comprehensive income	200	(100)
Balance of recurring Level 3 assets at December 31	$1,440	$1,240

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 and 2016 are as follows:

		Fair Value Measurements at
		December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,444	$6,444	$—	$—	$6,444
Interest-bearing deposits in other financial institutions	13,532	13,532	—	—	13,532
Available-for-sale-securities	48,616	—	47,176	1,440	48,616
Loans, net of allowance	369,515	—	—	367,159	367,159
Loans held for sale	427	—	435	—	435
Accrued interest receivable	1,681	18	234	1,429	1,681
Federal Home Loan Bank stock	2,053	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$228,346	$228,346	$—	$—	$228,346
Time deposits	143,968	—	142,440	—	142,440
FHLB advances	40,000	—	39,776	—	39,776
Subordinated debentures	5,000	—	—	2,543	2,543
Accrued interest payable	285	14	232	39	285

		Fair Value Measurements at
		December 31, 2016
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$8,542	$8,542	$—	$—	$8,542
Interest-bearing deposits in other financial institutions	11,018	11,018	—	—	11,018
Available-for-sale-securities	53,547	—	52,307	1,240	53,547
Loans, net of allowance	354,537	—	—	354,300	354,300
Loans held for sale	264	—	266	—	266
Accrued interest receivable	1,622	16	268	1,338	1,622
Federal Home Loan Bank stock	2,025	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$225,942	$225,942	$—	$—	$225,942
Time deposits	144,497	—	144,558	—	144,558
FHLB advances	35,000	—	34,897	—	34,897
Subordinated debentures	5,000	—	—	2,495	2,495
Accrued interest payable	220	12	175	33	220

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.
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

(g)	Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a classification consistent with the asset/liability they are associated with.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2017	2016

Land and land improvements	$3,233	$3,229
Buildings and improvements	7,994	7,979
Leasehold improvements	307	307
Furniture and fixtures	849	840
Equipment and software	3,103	2,955
Automobiles	72	72
	15,558	15,382
Less accumulated depreciation	(6,418)	(5,992)
	$9,140	$9,390

Depreciation and amortization expense totaled $438,000 in 2017 and $522,000 in 2016.

Operating Leases

The Company leases certain branch properties and equipment under operating leases. Rent expense was $422,000 for 2017 and $413,000 for 2016.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

(Dollars In
Thousands)
2018	$420
2019	425
2020	363
2021	333
2022	217
Thereafter	344
$2,102

Note 6: Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2017 and 2016 which indicated no impairment.  Goodwill balance was $4.1 million at year end 2017 and 2016.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in Thousands)
	2017	2016
Core deposit intangibles:
Gross carrying amount	$2,805	$2,805
Accumulated amortization	$(2,682)	$(2,611)

Amortization expense was $71,000 in 2017 and 2016. Estimated amortization expense for each of the next four years:

(Dollars In
Thousands)
2018	$71
2019	52
2020	—
2021	—

Note 7: Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $11.9 million and $10.7 million at December 31, 2017 and 2016, respectively. There were $18.1 million in brokered deposits at December 31, 2017 and $1.9 million at December 31, 2016.

At December 31, 2017, the scheduled maturities of time deposits were as follows:

2018	$93,382
2019	25,670
2020	12,590
2021	5,934
2022	6,392
$143,968

Note 8: Federal Home Loan Bank Advances, Letter of Credit and Borrowed Funds

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2017	2016

Matures January 2017, fixed rate at 0.65%	$—	$5,000
Matures January 2017, fixed rate at 0.65%	—	2,000
Matures April 2017, fixed rate at 0.89%	—	5,000
Matures May 2017, fixed rate at 0.77%	—	5,000
Matures July 2017, fixed rate at 0.84%	—	3,000
Matures July 2017, fixed rate at 0.84%	—	3,000
Matures July 2017, fixed rate at 0.88%	—	4,000
Matures March 2018, fixed rate at 1.26%	3,000	—
Matures April 2018, fixed rate at 1.05%	5,000	5,000
Matures April 2018, fixed rate at 1.38%	5,000	—
Matures August 2018, fixed rate at 1.42%	5,000	—
Matures September 2018, fixed rate at 1.51%	3,000	—
Matures September 2018, fixed rate at 1.49%	4,000	—
Matures December 2018, fixed rate at 1.52%	5,000	—
Matures May 2019, fixed rate at 1.72%	3,000	3,000
Matures September 2019, fixed rate at 1.57%	4,000	—
Matures January 2021, fixed rate at 1.88%	3,000	—
Total	$40,000	$35,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $143.4 million and $139.4 million of first mortgage and commercial real estate loans under blanket lien arrangement for both year-end 2017 and 2016.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $35.3 million at year-end 2017.

Payment Information: Required payments over the next five years are

2018	30,000
2019	7,000
2021	3,000
$40,000

Other Borrowed Funds

We maintained a credit agreement with a community bank to be used for operating capital and general corporate purposes.  The line had a total availability of $3.0 million, matured November 21, 2017, and bore interest at the prime rate as published in the Money Rates section of The Wall Street Journal, plus 0.25%, with interest payable monthly. The line had a floor rate of 4.5%. The line was secured by the Bank’s common stock.  The line was not renewed at maturity. The line did not have a balance as of December 31, 2016.

Letter of Credit

The Bank has an outstanding standby letter of credit with the Federal Home Loan Bank in the amount of $7.0 million and $7.0 million at December 31, 2017, and December 31, 2016, respectively.  This letter of credit is used for public unit deposit collateralization.

Note 9: Subordinated Debentures

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  Our interest rate was 2.99% and 2.50% at December 31, 2017 and 2016, respectively.

Note 10: Employee Benefit Plans

The Company sponsors a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2017 and 2016 were $214,000 and $202,000, respectively.

Note 11: Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2017	2016

Current	$1,593	$1,580
Deferred	353	215
2017 Tax Cuts and Jobs Act remeasurement of net deferred tax asset	401	-
Income tax expense	$2,347	$1,795

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Among other significant changes to the tax code, the new law lowered the federal corporate tax rate from 34% to 21% beginning in 2018. As a result, the Company revalued its net deferred tax asset at the new 21% rate. Due to this revaluation, the Company recorded a $401,000 charge to income tax expense for the year ended December 31, 2017.

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2017	2016
Computed at the statutory rate (34%)	$2,188	$2,046
Tax-exempt interest	(197)	(204)
Bank owned-life insurance	(60)	(60)
Other	15	13
2017 Tax Cuts and Jobs Act remeasurement of net deferred tax asset	401	—
Actual tax expense	$2,347	$1,795

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2017	2016
Deferred tax assets:
Allowance for loan losses	$529	$887
Unrealized losses on available-for-sale securities	142	270
Core deposit intangible	176	321
Stock based compensation plans	60	43
Fair value adjustments related to business combinations	55	106
Accrued compensation expense	124	86
Other	9	203
	1,095	1,916

Deferred tax liabilities:
Goodwill	(181)	(60)
Deferred loan fees/costs	(33)	(52)
FHLB stock dividends	(47)	(74)
Depreciation	(120)	(216)
Accretion on investment securities	(11)	(25)
Other	(33)	(25)
	(425)	(452)
Net deferred tax asset	$670	$1,464

The deferred tax asset is considered to be realizable based on our analysis of the evidence available. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2017 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income and franchise tax returns.  These returns are subject to examination by taxing authorities for all years after 2013.

As of December 31, 2017 and 2016, income taxes payable were $5,000 and $183,000, respectively, and are included in other assets on the Consolidated Balance Sheet.

Note 12: Related Party Transactions

At December 31, 2017 and 2016, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $16.7 million and $15.0 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in
Thousands)
Beginning balance	$14,978
New loans	5,905
Effect of changes in composition of related parties	(3,270)
Repayments	(909)
Ending balance	$16,704

Deposits from related parties held by the Bank at December 31, 2017 and 2016, respectively, totaled $5.1 million and $7.0 million, respectively.

Note 13: Stock Based Compensation Plans

The 2015 Incentive Compensation Plan (the “Plan”) provides that the Company may design and structure grants of stock options, stock units, stock appreciation rights, and other stock-based awards for selected individuals in the employ of the Company or the Bank. The Board believes that stock-based and other types of incentive compensation payable in stock and/or cash enables the Company to attract and retain talented employees and provide an incentive for those employees to increase our value. In addition, the Board believes stock ownership is important because it aligns employees’ interests with the interests of shareholders. Performance share units have been granted in 2015, 2016 and 2017. The following performance share units have been issued under the plan:

		Weighted-Average
		Grant-Date
Nonvested Shares	Units	Fair Value
Nonvested at January 1, 2017	18,300	$ 13.22
Granted	5,625	21.80
Vested	-	-
Foreited	-	-
Nonvested at December 1, 2017	23,925	$ 15.23

As of December 31, 2017, there is $123,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.

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

Description of Award Types.  Subject to the limits imposed by the Plan and described below, the Compensation Committee, in its discretion, may award any of the following types of awards to any employee: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock appreciation rights, (iv) restricted shares, (v) unrestricted shares, (vi) performance shares, (vii) performance units, and (viii) restricted stock units. Performance units have been granted for a three year performance period to be distributed as soon as practicable following the filing of the Company’s 10K in the subsequent year.

Performance Measures.  The Compensation Committee may condition awards on the achievement of certain objective performance measures (“Performance Measures”) established by the Compensation Committee during the first 90 days of the award’s performance period. The Performance Measures will be based on certain performance factors, alone or in combination, as determined by the Compensation Committee. Such factors may be applied on a corporate-wide or business-unit basis, include or exclude one or more of the Company’s subsidiaries, may be in comparison with plan, budget or prior performance, and/or may be on an absolute basis or in comparison with peer-group performance. Performance Measures may differ from participant to participant and from award to award. The Plan provides for a number of factors; those selected as Performance Measures to date include return on assets, net charge-offs and non-performing assets.

The fair value of performance units granted is estimated on the date of the grant.  ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2017 and 2016, employee compensation expense recorded associated with the performance units was $148,000 and $84,000.

The Company previously maintained the 2002 Stock Option Plan, which terminated in December 2012, and the 2003 Stock Option Plan for Non-Employee Directors, which terminated in February 2015.   All options were exercised or expired as of December 31, 2016.

Note 14: Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assts. For 2017, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel II rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.25% for 2017. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,988	13.07%	$31,823	8.00%	N/A	N/A
Citizens First Bank, Inc.	51,112	12.86%	31,802	8.00%	$39,753	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.88%	23,867	6.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	23,852	6.00%	31,802	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	42,502	10.68%	17,900	4.50%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	17,889	4.50%	25,839	6.50%

Tier I Leverage Capital to average assets
Consolidated	47,264	10.31%	18,343	4.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	10.14%	18,301	4.00%	22,876	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$48,671	12.62%	$30,848	8.00%	N/A	N/A
Citizens First Bank, Inc.	48,316	12.53%	30,843	8.00%	$38,554	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,852	11.37%	23,136	6.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	23,132	6.00%	30,843	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	31,585	8.19%	17,352	4.50%	N/A	N/A
Citizens First Bank, Inc.	43,497	11.28%	17,349	4.50%	25,060	6.50%

Tier I Leverage Capital to average assets
Consolidated	43,852	9.97%	17,600	4.00%	N/A	N/A
Citizens First Bank, Inc.	43,497	9.89%	17,600	4.00%	22,000	5.0%

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

Citizens First Bank, Inc. is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, Citizens First Bank, Inc. could, without prior approval, declare dividends equal to any current and prior two years net profit retained to the date of the dividend declaration. As of December 31, 2017, $6,135 million of retained earnings is available to pay dividends.

Note 15: Loan Commitments and Other Related Activities

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments	$13,877	$5,341	$16,550	$3,500
Unused lines of credit	5,472	28,971	3,433	31,515

The fixed rate unused lines of credit have interest rates ranging from 2.1% to 21.0% and maturities ranging from 1 month to 22 years.

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

The Bank had total outstanding standby letters of credit amounting to $1.3 million and $1.1 million at December 31, 2017 and 2016, respectively, with terms generally 20 months or less.

Note 16: Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	(Dollars in Thousands)
	2017	2016
Assets
Cash	$835	$483
Investment in Citizens First Bank, Inc.	49,958	47,009
Other assets	263	68
Total assets	$51,056	$47,560
Liabilities
Borrowings	$5,000	$5,000
Other liabilities	222	196
Total liabilities	5,222	5,196

Stockholders’ equity	45,834	42,364
Total stockholders’ equity	45,834	42,364
Total liabilities and stockholders’ equity	$51,056	$47,560

Condensed Statement of Operations

	(Dollars in Thousands)
	2017	2016
Dividend income	$1,600	$3,000
Expenses
Interest expense	144	147
Professional fees	230	262
Other expenses	153	129
Total expenses	527	538
Income before income taxes and equity in undistributed income of subsidiary	1,073	2,462
Income tax benefit	(144)	(183)
Income before equity in undistributed income of subsidiary	1,217	2,645
Equity in undistributed income of subsidiary	2,872	1,572
Net income	$4,089	$4,217

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2017	2016

Operating Activities
Net income	$4,089	$4,217
Adjustments:
Equity in undistributed income of subsidiary	(2,872)	(1,572)
Stock based compensation	148	84
Changes in:
Other assets	(195)	(5)
Other liabilities	26	(80)
Net cash provided by operating activities	$1,196	$2,644

Financing Activities
Payment of dividends on stock	(652)	(815)
Repayments of other borrowings	—	(2,000)
Redemption of preferred stock	(192)	—
Exercise of stock options	—	32
Net cash used in financing activities	(844)	(2,783)
(Decrease) increase in cash and cash equivalents	352	(139)
Cash and cash equivalents, beginning of year	483	622
Cash and cash equivalents, end of year	$835	$483

Note 17: Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options and performance share units, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2017 and 2016.

	(Dollars in Thousands)
	Year ended December 31, 2017			Year ended December 31, 2016
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$4,089			$4,217
Dividends on preferred stock during the year	(238)			(495)
Net income available to common shareholders	$3,851	2,294,271	$1.68	$3,722	1,998,401	$1.86

Effect of dilutive securities:
Stock options	—	—		—	106
Performance share units	—	14,161		—	5,153
Convertible preferred stock	238	238,838		495	540,362

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$4,089	2,547,270	$1.60	$4,217	2,544,022	$1.66

Note 18: Preferred Stock

In 2004, the Company previously issued 250 shares of Cumulative Convertible Preferred Stock, (“Preferred Shares”), for an aggregate purchase price of $8.0 million. The Preferred Shares were sold for $31,992 per share, entitled to quarterly cumulative dividends at an annual fixed rate of 6.5% and were convertible into shares of common stock of the Company at an initial conversion price per share of $15.50.

On May 15, 2017, the Board of Directors of the Company authorized the redemption of all 229 outstanding shares of the Preferred Shares as of June 30, 2017 (the “Redemption Date”) at the redemption price of $31,992 per share (the Stated Value of the Preferred Shares), plus accrued and unpaid dividends.  The Preferred Shares were convertible at the option of the holder, until the day prior to the Redemption Date, into a number of shares of common stock determined by dividing the Stated Value of the Preferred Shares ($31,992) by $14.06, the conversion price (adjusted for stock dividends).

From May 15, 2017 to the Redemption Date, the Company issued an aggregate of 507,325 shares of common stock upon conversion of 223 Preferred Shares.  Six preferred shares with an aggregate redemption price of $191,952 were redeemed.  As a result of the conversion of Preferred Shares, the outstanding shares of the Company’s common stock increased from 2,019,052 to 2,526,377 on June 30, 2017.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2017, in relation to criteria for effective internal control over financial reporting as described in the 2013 report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2017, its system of internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item appears under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the Proxy Statement of the Company for the 2018 Annual Meeting of Shareholders to be held May 17, 2018, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation
Kent Furlong	34	Owner of Hines Furlong Line, Inc.
Sarah Glenn Grise	61	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
Jim Henderson	47	Judge Executive of Simpson County, Kentucky
James R. Hilliard	61	Regional President of Airgas USA, LLC
Mark Iverson	55	General Manager of Bowling Green Municipal Utilities
M. Todd Kanipe	49	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	61	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	46	County Attorney of Warren County, Kentucky
Jeff Perkins	55	President of Mid-South Lumber and Supply Company
Jack Sheidler	61	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank; Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	79	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	54	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank
M. Todd Kanipe	49	President and Chief Executive Officer

J. Steven Marcum	61	Executive Vice President and Chief Financial Officer

Marc Lively	54	Executive Vice President and Chief Credit Officer

Kim M. Thomas	47	Executive Vice President, Retail Banking and Private Client Group

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

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information required by this Item appears under the headings “Election of Directors,” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item appears under the headings “Audit Committee Report” and “Ratification of the Appointment of the Independent Registered Public Accounting Firm,” in the Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation, (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 24, 2015).

3.2	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 22, 2017).

4.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation (see Exhibit 3.1).

4.2	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.2).

4.3

Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated March 31, 2007; file number 001-33126).

10.1	Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.2	Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.3	Employment Agreement between Citizens First Corporation and Marc Lively (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.4	Citizens First Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 14, 2014).*

10.5	Form of 2014 Management Incentive Plan Performance Based Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed March 24, 2016).*

10.6	2015 Incentive Compensation Plan dated May 20, 2015 (incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q dated June 30, 2015).*

10.7	Form of Citizens First Corporation Incentive Compensation Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2015).*

21	Subsidiaries

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements.**

*       Denotes a management contract or compensatory plan or agreement.

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

Citizens First Corporation

March 13, 2018	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 13, 2018
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 13, 2018
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Kent Furlong	March 13, 2018
Kent Furlong, Director

/s/Sarah G. Grise	March 13, 2018
Sarah G. Grise, Director

/s/Jim Henderson	March 13, 2018
Jim Henderson, Director

/s/J. Robert Hilliard	March 13, 2018
J. Robert Hilliard, Director

/s/Mark Iverson	March 13, 2018
Mark Iverson, Director
/s/M. Todd Kanipe	March 13, 2018
M. Todd Kanipe, Director

/s/J. Steven Marcum	March 13, 2018
J. Steven Marcum, Director

/s/Amy H. Milliken	March 13, 2018
Amy Milliken, Director
/s/Jeff Perkins	March 13, 2018
Jeff Perkins, Director

/s/Jack W. Sheidler	March 13, 2018
Jack W. Sheidler, Director

/s/John M. Taylor	March 13, 2018
John Taylor, Director

/s/R. Kevin Vance	March 13, 2018
R. Kevin Vance, Director