Form 10-Q
period 2018-03-31
CITIZENS FIRST CORP
filed 2018-05-14
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

2,537,605 shares of Common Stock, no par value, were outstanding at May 14, 2018.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	March 31,	December 31,
	2018	2017

Assets
Cash and due from financial institutions	$6,303	$6,444
Interest-bearing deposits in other financial institutions	22,962	13,532
Available-for-sale securities	46,044	48,616
Loans held for sale	570	427
Loans, net of allowance for loan losses of $4,693 and $4,724 at March 31, 2018 and December 31, 2017, respectively	384,242	369,515
Premises and equipment, net	9,060	9,140
Bank owned life insurance (BOLI)	8,571	8,528
Federal Home Loan Bank (FHLB) stock, at cost	2,065	2,053
Accrued interest receivable	1,518	1,681
Deferred income taxes	768	670
Goodwill and other intangible assets	4,203	4,221
Other assets	699	555
Total assets	$487,005	$465,382
Liabilities
Deposits
Noninterest bearing	$53,834	$53,259
Savings, NOW and money market	183,779	175,087
Time	148,895	143,968
Total deposits	386,508	372,314
FHLB advances and other borrowings	47,000	40,000
Subordinated debentures	5,000	5,000
Accrued interest payable	328	285
Other liabilities	1,741	1,949
Total liabilities	440,577	419,548
Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,537,605 shares at March 31, 2018 and 2,526,377 shares at December 31, 2017, respectively	33,169	33,138
Retained earnings	14,162	13,142
Accumulated other comprehensive (loss)	(903)	(446)
Total stockholders’ equity	46,428	45,834
Total liabilities and stockholders’ equity	$487,005	$465,382

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2018	March 31, 2017
Interest and dividend income
Loans	$4,497	$4,124
Taxable securities	168	149
Non-taxable securities	103	137
Federal funds sold and other	92	47
Total interest and dividend income	4,860	4,457
Interest expense
Deposits	729	547
FHLB advances and other borrowings	189	97
Subordinated debentures	42	33
Total interest expense	960	677
Net interest income	3,900	3,780
Provision for loan losses	30	30
Net interest income after provision for loan losses	3,870	3,750
Non-interest income
Service charges on deposit accounts	298	278
Other service charges and fees	281	264
Gain on sale of mortgage loans	50	68
Non-deposit brokerage fees	99	87
Lease income	52	52
BOLI income	43	43
Gain on sale of available-for-sale securities	—	23
Total non-interest income	823	815
Non-interest expenses
Salaries and employee benefits	1,846	1,734
Net occupancy expense	453	461
Advertising and public relations	81	71
Professional fees	164	130
Data processing services	194	253
Franchise shares and deposit tax	120	132
FDIC insurance	42	49
Other	459	461
Total non-interest expenses	3,359	3,291
Income before income taxes	1,334	1,274
Income taxes	250	367
Net income	1,084	907
Dividends on preferred stock	—	119
Net income available for common stockholders	$1,084	$788
Basic earnings per common share	$0.43	$0.39
Diluted earnings per common share	$0.43	$0.36

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2018	March 31, 2017
Comprehensive income, net of tax
Net income	$1,084	$907
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	—	(15)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(369)	230
Total other comprehensive income (loss)	(369)	215
Comprehensive income	$715	$1,122

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	(Loss)	Total
Balance, January 1, 2018	$—	$33,138	$13,142	$(446)	$45,834
Net income	—	—	1,084	—	1,084
Stock based compensation	—	31	—	—	31
Change in accumulated other comprehensive income	—	—	—	(369)	(369)
Dividend declared and paid on common stock ($.06 per share)	—	—	(151)	—	(151)
Reclassification of disproportionate tax effect	—	—	88	(88)	—
Balance, March 31, 2018	$—	$33,169	$14,162	$(903)	$46,428

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	907	—	907
Conversion of cumulative preferred	(245)	245	—	—	—
Stock based compensation	—	21	—	—	21
Change in accumulated other comprehensive income	—	—	—	215	215
Dividend declared and paid on preferred stock	—	—	(119)	—	(119)
Balance, March 31, 2017	$7,016	$26,186	$10,493	$(308)	$43,387

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2018	March 31, 2017
Operating Activities
Net income	$1,084	$907
Items not requiring (providing) cash:
Depreciation	100	120
Provision (credit) for loan losses	30	30
Amortization of premiums and discounts on securities	46	56
Amortization of core deposit intangible	18	18
Stock based compensation	31	21
BOLI Income	(43)	(43)
Proceeds from sale of mortgage loans held for sale	2,317	3,264
Origination of mortgage loans held for sale	(2,410)	(3,153)
Gains on sales of available-for-sale securities	—	(23)
Gains on sales of mortgage loans held for sale	(50)	(68)
Loss (gain) on sale of premises and equipment	(4)	(4)
Changes in:
Accrued interest receivable	163	236
Other assets	(144)	(87)
Accrued interest payable and other liabilities	(165)	(948)
Net cash provided by operating activities	973	326
Investing Activities
Loan originations and payments, net	(14,757)	(6,149)
Increase in interest-bearing deposits in other financial institutions	(9,430)	(11,519)
Purchase of premises and equipment	(19)	(40)
Proceeds from maturities of available-for-sale securities	3,059	1,844
Purchase of available-for-sale securities	(1,002)	—
Proceeds from sales of available-for-sale securities	—	4,869
Proceeds from sales of premises and equipment	4	4
Purchase of FHLB stock	(12)	—
Net cash used in investing activities	(22,157)	(10,991)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	575	(2,618)
Net change in time deposits	13,619	5,575
Proceeds from FHLB advances	10,000	13,000
Repayment of FHLB advances	(3,000)	(7,000)
Dividends paid on common stock	(151)	—
Dividends paid on preferred stock	—	(119)
Net cash provided by financing activities	21,043	8,838
Decrease in Cash and Cash Equivalents	(141)	(1,827)
Cash and Cash Equivalents, Beginning of Year	6,444	8,542
Cash and Cash Equivalents, End of Year	$6,303	$6,715
Supplemental Cash Flows Information
Interest paid	$917	$662
Income taxes paid	$—	$565
Conversion of cumulative preferred stock	$—	$245

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements–

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO.  The majority of the Company’s revenues come from interest income related to loans, securities and other sources that are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include service charges on deposit accounts of $298, debit card interchange income of $197, and non-deposit brokerage fees of $99. We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record.

In January 2016 the FASB issued ASU 2016-01 which amends existing guidance on the classification and measurement of financial instruments.  This new standard revises an entity’s accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value.  The new standard is effective for reporting periods beginning after December 15, 2017.  Adopting the provisions of ASU 2016-01 did not have a material impact on our consolidated financial statements.  The Company currently does not have any equity investments.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permitted a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate as a result of the Tax Cuts and Jobs Act. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted twenty-one percent corporate income tax rate. The Company adopted during the first quarter of 2018 and recorded an increase to retained earnings and an increase to accumulated other comprehensive loss of approximately $88,000.

Note 2 - Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
U. S. government agencies and government sponsored entities	$8,464	$9	$(144)	$8,329
Agency mortgage-backed securities: residential	18,336	—	(474)	17,862
State and municipal	18,498	68	(273)	18,293
Trust preferred security	1,890	—	(330)	1,560
Total Available-for-Sale Securities	$47,188	$77	$(1,221)	$46,044

December 31, 2017
U. S. government agencies and government sponsored entities	$1,998	$—	$(21)	$1,977
Agency mortgage-backed securities: residential	26,024	14	(227)	25,811
State and municipal	19,381	143	(136)	19,388
Trust preferred security	1,889	—	(449)	1,440
Total Available-for-Sale Securities	$49,292	$157	$(833)	$48,616

The amortized cost and fair value of investment securities at March 31, 2018 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2018
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$1,572	$1,570
Due from one to five years	10,560	10,479
Due from five to ten years	12,032	11,861
Due after ten years	4,688	4,272
Agency mortgage-backed: residential	18,336	17,862
Total	$47,188	$46,044

The following table summarizes the investment securities with unrealized losses by portfolio segment at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2018:
U.S. government agencies and government sponsored entities	$4,602	$(82)	$1,764	$(62)	$6,366	$(144)
Agency mortgage-backed: residential	14,180	(325)	3,678	(149)	17,858	(474)
State and municipal	11,479	(242)	282	(31)	11,761	(273)
Trust preferred security	—	—	1,560	(330)	1,560	(330)
Total temporarily impaired	$30,261	$(649)	$7,284	$(572)	$37,545	$(1,221)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017:
U.S. government agencies and government sponsored entities	$—	$—	$1,977	$(21)	$1,977	$(21)
Agency mortgage-backed: residential	17,798	(113)	4,754	(114)	22,552	(227)
State and municipal	8,270	(116)	294	(20)	8,564	(136)
Trust preferred security	—	—	1,440	(449)	1,440	(449)
Total temporarily impaired	$26,068	$(229)	$8,465	$(604)	$34,533	$(833)

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

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2018	December 31, 2017
Commercial	$58,843	$61,221
Commercial real estate:
Construction	45,146	44,391
Other	195,831	182,443
Residential real estate	85,293	82,230
Consumer:
Auto	1,116	1,184
Other	2,706	2,770
Total Loans	388,935	374,239
Less: Allowance for loan losses	(4,693)	(4,724)
Net loans	$384,242	$369,515

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2018 and 2017.

	(Dollars in Thousands)
March 31, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$633	$3,515	$554	$10	$12	$4,724
Provision (credit) for loan losses	22	(40)	45	—	3	30
Loans charged-off	(38)	—	(27)	(1)	—	(66)
Recoveries	—	—	4	1	—	5
Total ending allowance balance	$617	$3,475	$576	$10	$15	$4,693

	(Dollars in Thousands)
March 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	31	12	7	(1)	(19)	30
Loans charged-off	—	—	—	(1)	—	(1)
Recoveries	19	—	3	1	—	23
Total ending allowance balance	$665	$3,640	$537	$13	$51	$4,906

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2018 and December 31, 2017, which includes net deferred loan fees.  As of March 31, 2018 and December 31, 2017, accrued interest receivable of $1.3 million and $1.4 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
March 31, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$46	$7	$—	$—	$53
Collectively evaluated	617	3,429	569	10	15	4,640
Total ending allowance balance	$617	$3,475	$576	$10	$15	$4,693

Loans:
Individually evaluated for impairment	$1	$2,060	$156	$6	$—	$2,223
Collectively evaluated	58,842	238,917	85,137	3,816	—	386,712
Total ending loans balance	$58,843	$240,977	$85,293	$3,822	$—	$388,935

	(Dollars in Thousands)
December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$45	$—	$—	$—	$45
Collectively evaluated	633	3,470	554	10	12	4,679
Total ending allowance balance	$633	$3,515	$554	$10	$12	$4,724

Loans:
Individually evaluated for impairment	$2	$1,393	$82	$7	$—	$1,484
Collectively evaluated	61,219	225,441	82,148	3,947	—	372,755
Total ending loans balance	$61,221	$226,834	$82,230	$3,954	$—	$374,239

The following table presents information related to impaired loans by class of loans as of March 31, 2018 and December 31, 2017. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$1	$1	$—	$2	$2	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	1,986	1,986	—	1,317	1,317	—
Residential real estate	109	109	—	82	82	—
Consumer:
Auto	—	—	—	—	—	—
Other	6	6	—	7	7	—
Subtotal	$2,102	$2,102	$—	$1,408	$1,408	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	74	74	46	76	76	45
Residential real estate	47	47	7	—	—	—
Consumer:
Auto	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	$121	$121	$53	$76	$76	$45
Total	$2,223	$2,223	$53	$1,484	$1,484	$45

Information on impaired loans for the three months ending March 31, 2018 and 2017 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2018			March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$1	$—	$—	$159	$3	$3
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,078	25	1	3,331	15	13
Residential real estate	157	2	1	1,244	9	8
Consumer:
Auto	—	—	—	—	—	—
Other	6	—	—	22	—	—
Total	$2,242	$27	$2	$4,756	$27	$24

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and December 31, 2017 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	March 31, 2018		December 31, 2017
	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual

Commercial real estate:
Other	—	1,986	—	1,317
Residential real estate	—	101	—	27
Total	$—	$2,087	$—	$1,344

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
March 31, 2018
Commercial	$—	$—	$—	$—	$58,843	$58,843
Commercial real estate:
Construction	—	—	—	—	45,146	45,146
Other	698	—	—	698	195,133	195,831
Residential real estate	17	47	—	64	85,229	85,293
Consumer:
Auto	—	—	—	—	1,116	1,116
Other	1	—	—	1	2,705	2,706
Subtotal	$716	$47	$—	$763	$388,172	$388,935

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2017
Commercial	$9	$—	$—	$9	$61,212	$61,221
Commercial real estate:
Construction	—	—	—	—	44,391	44,391
Other	—	—	—	—	182,443	182,443
Residential real estate	90	—	27	117	82,113	82,230
Consumer:
Auto	—	—	—	—	1,184	1,184
Other	3	—	—	3	2,767	2,770
Subtotal	$102	$—	$27	$129	$374,110	$374,239

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.4 million and $1.5 million as of March 31, 2018 and December 31, 2017, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the seven troubled debt restructurings reported at quarter end, five loans totaling $135,000 were on accrual status and two loans totaling $1.3 million were on non-accrual status.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2018, and no troubled debt restructuring that occurred during the three months ending March 31, 2017.

Specific allocations of $46,000 and $194,000 were reported for troubled debt restructurings as of March 31, 2018 and March 31, 2017. No payment defaults or charge-offs were reported for troubled debt restructuring during  the three months ending March 31, 2018 and March 31, 2017.

The terms of certain other loans were modified during the three months ending March 31, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending March 31, 2018 have a total recorded investment of $8.7 million as of March 31, 2018. These loans modified during the three months ending March 31, 2017 had a total recorded investment of $7.7 million as of March 31, 2017. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial	$57,944	$—	$899	$—	$58,843
Commercial real estate:
Construction	45,146	—	—	—	45,146
Other	193,635	—	2,196	—	195,831
Residential real estate	85,192	—	101	—	85,293
Consumer:
Auto	1,116	—	—	—	1,116
Other	2,697	—	9	—	2,706
Total	$385,730	$—	$3,205	$—	$388,935

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial	$60,306	$—	$915	$—	$61,221
Commercial real estate:
Construction	44,391	—	—	—	44,391
Other	178,462	703	3,278	—	182,443
Residential real estate	82,148	55	27	—	82,230
Consumer:
Auto	1,184	—	—	—	1,184
Other	2,762	—	8	—	2,770
Total	$369,253	$758	$4,228	$—	$374,239

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$8,329	—	—	$1,977	—
Agency mortgage-backed securities-residential	—	17,862	—	—	25,811	—
State and municipal	—	18,293	—	—	19,388	—
Trust preferred security	—	—	1,560	—	—	1,440
Corporate bonds	—	—	—	—	—	—
Total investment securities	$—	$44,484	$1,560	$—	$47,176	$1,440

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Trust Preferred Security
	2018	2017

Balance of recurring Level 3 assets at January 1	$1,440	$1,240
Total gains or (losses) for the period included in other comprehensive income	120	20
Balance of recurring Level 3 assets at March 31	$1,560	$1,260

As of March 31, 2018, there were impaired residential real estate loans with a fair value of $40,000 measured using significant unobservable inputs (level 3). These loans had adjustments using sales comparison valuation techniques for limited use nature of certain properties, age of appraisal, location, and/or condition.  These unobservable inputs resulted in adjustments of 15% (weighted average).   There were no financial assets measured at fair value on a non-recurring basis as of December 31, 2017.

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $47,000 at March 31, 2018, with a valuation allowance of $7,000, resulting in an additional provision for loan losses of $7,000 in the quarter ending March 31, 2018.  There were no loans measured for impairment using the fair value of collateral dependent loans, no valuation allowance, and no resulting provision for loan losses as of December 31, 2017.

There was no other real estate owned to measure at fair value at March 31, 2018 or December 31, 2017.  No write-downs of other real estate were taken in the quarters ending March 31, 2018 or March 31, 2017.

The carrying amount and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at
		March 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,303	$6,303	$—	$—	$6,303
Interest-bearing deposits in other financial institutions	22,962	22,962	—	—	22,962
Available-for-sale-securities	46,044	—	44,484	1,560	46,044
Loans, net of allowance	384,242	—	—	377,620	377,620
Loans held for sale	570	—	579	—	579
Accrued interest receivable	1,518	11	230	1,277	1,518
Federal Home Loan Bank stock	2,065	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$237,613	$237,613	$—	$—	$237,613
Time deposits	148,895	—	146,865	—	146,865
FHLB advances	47,000	—	46,638	—	46,638
Subordinated debentures	5,000	—	—	2,543	2,543
Accrued interest payable	328	15	270	43	328

		Fair Value Measurements at
		December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,444	$6,444	$—	$—	$6,444
Interest-bearing deposits in other financial institutions	13,532	13,532	—	—	13,532
Available-for-sale-securities	48,616	—	47,176	1,440	48,616
Loans, net of allowance	369,515	—	—	367,159	367,159
Loans held for sale	427	—	435	—	435
Accrued interest receivable	1,681	18	234	1,429	1,681
Federal Home Loan Bank stock	2,053	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$228,346	$228,346	$—	$—	$228,346
Time deposits	143,968	—	142,440	—	142,440
FHLB advances	40,000	—	39,776	—	39,776
Subordinated debentures	5,000	—	—	2,543	2,543
Accrued interest payable	285	14	232	39	285

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)

Loans, Net: At March 31, 2018, fair values of loans, excluding loans held for sale, are determined using an estimated exit price. Contractual cash flow estimates are projected using a loan's balance, interest rate, repricing characteristics, maturity and payment amounts. Loans are grouped into homogenous pools for valuation purposes based on type and credit risk metrics. Contractual cash flows are adjusted for potential prepayment estimates, as well as potential defaults over the expected life of each pool. A discount rate is determined based upon current financial conditions and the nature of the cash flow forecast. The resulting exit price for the portfolio is a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

At December 31, 2017, fair values of loans, excluding loans held for sale, was estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost fair value as described previously. The methods utilized to estimate the fair value of loans did not necessarily represent an exit price

(d)	Loans Held for Sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(f)

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding performance share units, and convertible preferred stock, if dilutive.  The following table reconciles the basic and diluted earnings per share computations for the three months ended March 31, 2018 and 2017.

	2018			2017
	Quarter ended March 31, 2018			Quarter ended March 31, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,084			$907
Dividends on preferred stock during the year	—			(119)
Net income available to common shareholders	$1,084	2,526,377	$0.43	$788	2,012,126	$0.39

Effect of dilutive securities
Performance share units	—	14,993		—	8,122
Convertible preferred stock	—	—		119	527,901

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,084	2,541,370	$0.43	$907	2,548,149	$0.36

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of March 31, 2018 and December 31, 2017, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.875% as of March 31, 2018.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$53,002	12.85%	$32,993	8.00%	N/A	N/A
Citizens First Bank, Inc.	52,039	12.63%	32,967	8.00%	$41,209	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.71%	24,745	6.00%	N/A	N/A
Citizens First Bank, Inc.	47,346	11.49%	24,726	6.00%	32,967	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,309	10.50%	18,558	4.50%	N/A	N/A
Citizens First Bank, Inc.	47,346	11.49%	18,544	4.50%	26,786	6.50%

Tier I Leverage Capital to average assets
Consolidated	48,309	10.23%	18,882	4.00%	N/A	N/A
Citizens First Bank, Inc.	47,346	10.04%	18,870	4.00%	23,587	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,988	13.07%	$31,823	8.00%	N/A	N/A
Citizens First Bank, Inc.	51,112	12.86%	31,802	8.00%	$39,753	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.88%	23,867	6.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	23,852	6.00%	31,802	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	42,502	10.68%	17,900	4.50%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	17,889	4.50%	25,839	6.50%

Tier I Leverage Capital to average assets
Consolidated	47,264	10.31%	18,343	4.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	10.14%	18,301	4.00%	22,876	5.0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Results of Operations

For the quarter ended March 31, 2018, we reported net income of $1,084,000 or $0.43 per diluted common share, compared to net income of $907,000, or $0.36 per diluted common share in the first quarter of 2017, an increase of $177,000 or 19.5%.  The increase in net income is attributable primarily to an increase in net interest income of $120,000 and a reduction in income tax expense of $117,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.92% for the quarter ended March 31, 2018, compared to 0.81% for the quarter ended March 31, 2017.  Our annualized return on average equity, defined as net income divided by average equity, was 9.55% for the quarter ended March 31, 2018, compared to 8.59% for the quarter ended March 31, 2017.

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

Net interest income for the quarter ended March 31, 2018 increased $120,000, or 3.2%, compared to March 31, 2017. The Company’s net interest margin was 3.55% for the three months ended March 31, 2018, and 3.68% for the three months ended March 31, 2017, a decrease of 13 basis points.  The net interest margin decreased due to an increase in the cost of average interest-bearing liabilities of 27 basis points.

The following tables set forth for the quarter ended March 31, 2018 and 2017, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2018			2017
	Average	Income/	Average	Average	Income/	Average
Three months ended March 31,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$875	$3	—%	$—	$—	—%
Interest-bearing deposits in other financial institutions	14,479	59	1.65%	8,674	23	1.08%
Available-for-sale securities (1)
Taxable	30,144	168	2.26%	29,828	149	2.03%
Nontaxable	17,116	131	3.10%	19,998	203	4.12%
Federal Home Loan Bank stock	2,055	30	5.92%	2,025	23	4.61%
Loans receivable (2)	384,184	4,497	4.75%	363,824	4,125	4.60%
Total interest earning assets	448,853	4,888	4.42%	424,349	4,523	4.32%
Non-interest earning assets	27,210			27,916
Total Assets	$476,063			$452,265

Interest-bearing liabilities:
NOW Accounts	$120,608	$172	0.58%	$122,509	$133	0.44%
Money market Accounts	34,895	$63	0.73%	$26,462	$31	0.48%
Savings accounts	21,632	10	0.19%	21,767	10	0.19%
Time deposits	145,492	484	1.35%	144,202	373	1.05%
Total interest-bearing deposits	322,627	729	0.92%	314,940	547	0.70%
Borrowings	47,167	189	1.63%	38,078	97	1.03%
Subordinated debentures	5,000	42	3.41%	5,000	33	2.68%
Total interest-bearing liabilities	374,794	960	1.04%	358,018	677	0.77%
Non-interest bearing deposits	52,990			49,288
Other liabilities	2,256			2,132
Total liabilities	430,040			409,438
Stockholders’ equity	46,023			42,827
Total Liabilities and Stockholders’ Equity	$476,063			$452,265
Net interest income		$3,928			$3,846

Net interest spread (1)			3.38%			3.56%
Net interest margin (1) (3)			3.55%			3.68%
Return on average assets ratio			0.92%			0.81%
Return on average equity ratio			9.55%			8.59%
Average equity to assets ratio			9.67%			9.47%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 21.0% for 2018 and 34.0% for 2017

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2018 and 2017. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31, 2018
	Vs. 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	3	—	3
Interest-bearing deposits in other financial institutions	21	15	36
Available-for-sale securities:
Taxable	17	2	19
Nontaxable (1)	(43)	(29)	(72)
Federal Home Loan Bank stock	7	0	7
Loans, net	141	231	372
Total Net Change in income on interest-earning assets	146	219	365

Interest-bearing liabilities:
NOW Accounts	41	(2)	39
Money market accounts	22	10	32
Savings accounts	0	(0)	—
Time deposits	108	3	111
FHLB and other borrowings	69	23	92
Subordinated debentures	9	—	9
Total Net Change in expense on interest-earning liabilities	249	34	283
Net change in net interest income	(103)	185	82
Percentage Change	-125.2%	225.2%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 21.0% for 2018 and 34.0% for 2017.

Provision for Loan Losses

There was a $30,000 provision for loan losses in both the first quarter of 2018 and 2017, respectively.

Non-Interest Income

Non-interest income for the three months ended March 31, 2018 increased $8,000, or 1.0%, compared to the three months ended March 31, 2017, due to an increase in service charges on deposit accounts of $20,000 and an increase in other service charges and fees of $17,000, offset by a reduction in gains on the sale of securities of $23,000 and a decrease in gains on the sales of mortgage loans of $18,000.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2018 increased $68,000, or 2.1%, compared to the three months ended March 31, 2017, primarily due to an increase in personnel expenses of $112,000 offset by a reduction in data processing expenses of $59,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2018 and 2017.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 21.0% for 2018 and 34.0% for 2017. The effective tax rate was 18.7% for the first quarter of 2018 and 28.8% for the first quarter of 2017. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at March 31, 2018 were $487.0 million, an increase of $21.6 million, or 4.6%, from $465.4 million at December 31, 2017.  Average assets during the first quarter of 2018 were $476.1 million, an increase of 5.0%, or $23.8 million, from $452.3.1 million in the first quarter of 2017.  Average interest earning assets increased 5.8%, or $24.6 million, from $424.3 million in the first quarter of 2017 to $448.9 million in the first quarter of 2018.

Loans

Loans increased $14.8 million, or 3.9%, from $374.2 million at December 31, 2017 to $ 388.9 million at March 31, 2018.  Total loans averaged $384.2 million the first quarter of 2018, compared to $363.8 million the first quarter of 2017, an increase of $20.4 million, or 5.6%.  We experienced an increase in the commercial real estate and residential real estate portfolios during the first three months of the year compared to December 31, 2017. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2018		December 31, 2017
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$58,843	15.13%	$61,221	16.36%
Commercial real estate	240,977	61.96%	226,834	60.61%
Residential real estate	85,293	21.93%	82,230	21.97%
Consumer	3,822	0.98%	3,954	1.06%
	$388,935	100.00%	$374,239	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of March 31, 2018, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.5 million to $11.8 million.  The aggregate amount of these credit relationships was $114.5 million, with total commitments of $127.9 million. As of December 31, 2017, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.3 million to $11.9 million.  The aggregate amount of these credit relationships was $108.6 million, with total commitments of $124.7 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2018 and December 31, 2017.

As of March 31, 2018, we had $24.3 million of participations in loans purchased from, and $19.8 million of participations in loans sold to, other banks. As of December 31, 2017, we had $18.6 million of participations in loans purchased from, and $17.0 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2018.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of March 31, 2018	Year	Years	Years	Total
Commercial and agricultural	$20,709	$29,556	$8,578	$58,843
Commercial real estate	62,305	111,243	67,429	240,977
Residential real estate	8,024	37,310	39,959	85,293
Consumer	855	2,935	32	3,822
Total	$91,893	$181,044	$115,998	$388,935

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

	(Dollars in Thousands)
	March 31, 2018		December 31, 2017
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$576	21.93%	$554	21.97%
Consumer and other loans	10	0.98%	10	1.06%
Commercial and agricultural	617	15.13%	633	16.36%
Commercial real estate	3,475	61.96%	3,515	60.61%
Unallocated	15	0.00%	12	—%
Total allowance for loan losses	$4,693	100.00%	$4,724	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $15,000 at March 31, 2018 and $12,000 at December 31, 2017.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2018	December 31, 2017
Non-accrual loans	$799	$27
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	1,288	1,317
Total non-performing loans	2,087	1,344
Other real estate owned	—	—
Total non-performing assets	$2,087	$1,344

Non-performing loans to total loans	0.54%	0.36%
Non-performing assets to total assets	0.43%	0.29%
Net charge-offs (recoveries) YTD	$61	$(20)
Net charge-offs (recoveries) YTD to average YTD total loans	0.06%	(0.01)%
Allowance for loan losses to non-performing loans	224.87%	351.49%
Allowance for loan losses to total loans	1.21%	1.26%

Non-performing assets totaled $2.1 million at March 31, 2018, compared to $1.3 million at December 31, 2017, an increase of $743,000. Payoffs and paydowns totaling $56,000 included the charge off of a $27,000 residential real estate loan. Increases in non-performing assets included the addition of a $698,000 commercial real estate loan, and $102,000 in residential real estate loans.

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

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds

The investment securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, tax-exempt securities of states and political subdivisions, taxable municipal securities, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate, but will have less of an effect in future years due to recent tax law changes. Securities are all classified as available-for-sale, and averaged $47.2 million for the first three months of 2018, compared to $49.8 million for 2017.

The tables below present the maturities and yield characteristics of securities as of March 31, 2018 and December 31, 2017.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
March 31, 2018	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$—	$2,155	$6,309	$—	$8,464	$8,329
Agency mortgage-backed securities: (1)	4	16,833	1,499	—	18,336	17,862
Municipal securities	1,572	8,405	5,723	2,798	18,498	18,293
Trust preferred security	—	—	—	1,890	1,890	1,560
Total available-for-sale securities	$1,576	$27,393	$13,531	$4,688	$47,188	$46,044

Percent of total	3.34%	58.05%	28.67%	9.94%	100.00%

Weighted average yield(2)	1.86%	2.16%	2.72%	3.04%	2.61%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on March 2018 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$998	$—	$—	$1,998	$1,977
Agency mortgage-backed securities: (1)	12	18,981	7,031	—	26,024	25,811
Municipal securities	1,963	8,375	6,224	2,819	19,381	19,388
Trust preferred security	—	—	—	1,889	1,889	1,440
Total available-for-sale securities	$2,975	$28,354	$13,255	$4,708	$49,292	$48,616

Percent of total	6.04%	57.52%	26.89%	9.55%	100.00%

Weighted average yield (2)	3.03%	2.45%	3.15%	3.59%	2.79%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2017 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits.  Deposits at March 31, 2018 were $386.5 million, an increase of $14.2 million, or 3.8%, compared to $372.3 million at December 31, 2017.  Total deposits averaged $375.6 million the first quarter of 2018, an increase of $11.4 million, or 3.1%, compared to $364.2 million during the first quarter of 2017.  Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $10.1 million and $11.9 million at March 31, 2018 and December 31, 2017, respectively.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  There were $20.0 million in brokered deposits at March 31, 2018, compared to $18.1 million at December 31, 2017. We also utilize a deposit listing service to obtain additional deposits totaling $11.5 million at March 31, 2018, compared to $13.1 million at December 31, 2017.

The scheduled maturities or next repricing dates of time deposits as of March 31, 2018 were as follows:

(Dollars in Thousands)
March 31, 2018
Three months or less	$12,559
Over three through twelve months	70,745
Over one year through three years	51,556
Over three years	14,035
Total	$148,895

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of March 31, 2018 were $47.0 million compared to $40.0 million at December 31, 2017. Rates vary based on the term to repayment, and are summarized below as of March 31, 2018:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	April 20, 2018	1.05%	5,000
Fixed	April 27, 2018	1.38%	5,000
Fixed	August 23, 2018	1.42%	5,000
Fixed	September 26, 2018	1.51%	3,000
Fixed	September 28, 2018	1.49%	4,000
Fixed	December 28, 2018	1.52%	5,000
Fixed	May 24, 2019	1.72%	3,000
Fixed	September 11, 2019	1.57%	4,000
Fixed	January 17, 2020	2.28%	5,000
Fixed	July 17, 2020	2.34%	5,000
Fixed	January 15, 2021	1.88%	3,000
			$47,000

With our available collateral and the Company’s current holding of FHLB stock, we are eligible to borrow an additional $28.3 million from the FHLB as of March 31, 2018 compared to $35.3 million at December 31, 2017.

Other Borrowings. At March 31, 2018, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2018 or December 31, 2017.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of March 31, 2018 was 3.34%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $46.4 million at March 31, 2018 from $45.8 million at December 31, 2017.  The book value per common share improved to $18.29 at March 31, 2018 compared to $18.14 at December 31, 2017.  The Company declared and paid a quarterly common dividend of $0.06 per share during the first quarter of 2018.  Subsequently, the Company declared a quarterly common dividend of $0.07 per share in April, 2018 to be paid in May, 2018.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of March 31, 2018 is 1.875%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of March 31, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$53,002	12.85%	$32,993	8.00%	N/A	N/A
Citizens First Bank, Inc.	52,039	12.63%	32,967	8.00%	$41,209	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.71%	24,745	6.00%	N/A	N/A
Citizens First Bank, Inc.	47,346	11.49%	24,726	6.00%	32,967	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	43,309	10.50%	18,558	4.50%	N/A	N/A
Citizens First Bank, Inc.	47,346	11.49%	18,544	4.50%	26,786	6.50%

Tier I Leverage Capital to average assets
Consolidated	48,309	10.23%	18,882	4.00%	N/A	N/A
Citizens First Bank, Inc.	47,346	10.04%	18,870	4.00%	23,587	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,988	13.07%	$31,823	8.00%	N/A	N/A
Citizens First Bank, Inc.	51,112	12.86%	31,802	8.00%	$39,753	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.88%	23,867	6.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	23,852	6.00%	31,802	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	42,502	10.68%	17,900	4.50%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	17,889	4.50%	25,839	6.50%

Tier I Leverage Capital to average assets
Consolidated	47,264	10.31%	18,343	4.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	10.14%	18,301	4.00%	22,876	5.0%

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

At March 31, 2018, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 9.49% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 8.08%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Apr 2018 - Mar 2019

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$19,373,626	$2,579,354	15.36%
+300	18,960,044	2,165,771	12.90%
+200	18,388,456	1,594,183	9.49%
Base	16,794,273	—	—%
-200	15,437,779	(1,356,494)	(8.08)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

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

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iv) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2018 and March 31, 2017, (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: May 14, 2018	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: May 14, 2018	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer