Form 10-Q
period 2018-06-30
CITIZENS FIRST CORP
filed 2018-08-09
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

2,537,605 shares of Common Stock, no par value, were outstanding at August 9, 2018.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	June 30,	December 31,
	2018	2017
	Unaudited
Assets
Cash and due from financial institutions	$6,546	$6,444
Interest-bearing deposits in other financial institutions	30,166	13,532
Available-for-sale securities	46,432	48,616
Loans held for sale	147	427
Loans, net of allowance for loan losses of $4,750 and $4,724 at June 30, 2018 and December 31, 2017, respectively	378,539	369,515
Premises and equipment, net	8,988	9,140
Bank owned life insurance (BOLI)	8,615	8,528
Federal Home Loan Bank (FHLB) stock, at cost	2,065	2,053
Accrued interest receivable	1,549	1,681
Deferred income taxes	762	670
Goodwill and other intangible assets	4,185	4,221
Other assets	594	555
Total assets	$488,588	$465,382
Liabilities
Deposits
Noninterest bearing	$53,119	$53,259
Savings, NOW and money market	188,213	175,087
Time	147,286	143,968
Total deposits	388,618	372,314
FHLB advances and other borrowings	45,000	40,000
Subordinated debentures	5,000	5,000
Accrued interest payable	347	285
Other liabilities	1,946	1,949
Total liabilities	440,911	419,548
Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,537,605 shares at June 30, 2018 and 2,526,377 shares at December 31, 2017, respectively	33,201	33,138
Retained earnings	15,359	13,142
Accumulated other comprehensive (loss)	(883)	(446)
Total stockholders’ equity	47,677	45,834
Total liabilities and stockholders’ equity	$488,588	$465,382

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2018	June 30, 2017
Interest and dividend income
Loans	$4,796	$4,257
Taxable securities	174	142
Non-taxable securities	97	127
Federal funds sold and other	95	67
Total interest and dividend income	5,162	4,593
Interest expense
Deposits	826	595
FHLB advances and other borrowings	188	96
Subordinated debentures	50	35
Total interest expense	1,064	726
Net interest income	4,098	3,867
Provision for loan losses	30	—
Net interest income after provision for loan losses	4,068	3,867
Non-interest income
Service charges on deposit accounts	309	327
Other service charges and fees	319	301
Gain on sale of mortgage loans	69	88
Non-deposit brokerage fees	101	91
Lease income	79	80
BOLI income	44	45
Total non-interest income	921	932
Non-interest expenses
Salaries and employee benefits	1,773	1,655
Net occupancy expense	432	446
Advertising and public relations	85	77
Professional fees	172	171
Data processing services	205	251
Franchise shares and deposit tax	120	132
FDIC insurance	43	49
Other	461	432
Total non-interest expenses	3,291	3,213
Income before income taxes	1,698	1,586
Income taxes	324	478
Net income	1,374	1,108
Dividends on preferred stock	—	119
Net income available for common stockholders	$1,374	$989
Basic earnings per common share	$0.54	$0.47
Diluted earnings per common share	$0.54	$0.43

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2018	June 30, 2017
Interest and dividend income
Loans	$9,293	$8,381
Taxable securities	342	291
Non-taxable securities	200	264
Federal funds sold and other	187	114
Total interest and dividend income	10,022	9,050
Interest expense
Deposits	1,555	1,142
FHLB advances and other borrowings	377	193
Subordinated debentures	92	68
Total interest expense	2,024	1,403
Net interest income	7,998	7,647
Provision for loan losses	60	30
Net interest income after provision for loan losses	7,938	7,617
Non-interest income
Service charges on deposit accounts	607	605
Other service charges and fees	600	565
Gain on sale of mortgage loans	119	156
Non-deposit brokerage fees	200	178
Lease income	131	132
BOLI income	87	88
Gain on sale of available-for-sale securities	—	23
Total non-interest income	1,744	1,747
Non-interest expenses
Salaries and employee benefits	3,619	3,389
Net occupancy expense	885	907
Advertising and public relations	166	148
Professional fees	336	301
Data processing services	399	504
Franchise shares and deposit tax	240	264
FDIC insurance	85	98
Other	920	893
Total non-interest expenses	6,650	6,504
Income before income taxes	3,032	2,860
Income taxes	574	845
Net income	2,458	2,015
Dividends on preferred stock	—	238
Net income available for common stockholders	$2,458	$1,777
Basic earnings per common share	$0.97	$0.86
Diluted earnings per common share	$0.97	$0.79

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	June 30, 2018	June 30, 2017
Comprehensive income, net of tax
Net income	$1,374	$1,108
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	—	—
Change in unrealized gain (loss) on available for sale securities, net of taxes	20	276
Total other comprehensive income (loss)	20	276
Comprehensive income	$1,394	$1,384

	Six months ended
	(In Thousands, Except Per Share Data)
	June 30, 2018	June 30, 2017
Comprehensive income, net of tax
Net income	$2,458	$2,015
Other comprehensive income
Reclassification adjustment for gains included in net income, net of taxes	—	(15)
Change in unrealized gain (loss) on available for sale securities, net of taxes	(349)	506
Total other comprehensive income (loss)	(349)	491
Comprehensive income	$2,109	$2,506

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	(Loss)	Total
Balance, January 1, 2018	$—	$33,138	$13,142	$(446)	$45,834
Net income	—	—	2,458	—	2,458
Stock based compensation	—	63	—	—	63
Change in accumulated other comprehensive income	—	—	—	(349)	(349)
Dividend declared and paid on common stock ($.13 per share)	—	—	(329)	—	(329)
Reclassification of disproportionate tax effect	—	—	88	(88)	—
Balance, June 30, 2018	$—	$33,201	$15,359	$(883)	$47,677

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	2,015	—	2,015
Conversion of cumulative preferred	(7,077)	7,077	—	—	—
Redemption of cumulative preferred	(184)	(8)	—	—
Stock based compensation	—	61	—	—	61
Change in accumulated other comprehensive income	—	—	—	491	491
Dividend declared and paid on common stock ($.08 per share)	—	—	(162)	—	(162)
Dividend declared and paid on preferred stock	—	—	(238)	—	(238)
Balance, June 30, 2017	$—	$33,050	$11,321	$(32)	$44,339

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	June 30, 2018	June 30, 2017
Operating Activities
Net income	$2,458	$2,015
Items not requiring (providing) cash:
Depreciation	197	234
Provision (credit) for loan losses	60	30
Amortization of premiums and discounts on securities	104	108
Amortization of core deposit intangible	35	35
Stock based compensation	63	61
BOLI Income	(87)	(88)
Proceeds from sale of mortgage loans held for sale	5,455	8,093
Origination of mortgage loans held for sale	(5,056)	(7,673)
Gains on sales of available-for-sale securities	—	(23)
Gains on sales of mortgage loans held for sale	(119)	(156)
Loss (gain) on sale of premises and equipment	(8)	(6)
Changes in:
Accrued interest receivable	132	187
Other assets	(37)	(128)
Accrued interest payable and other liabilities	59	(467)
Net cash provided by operating activities	3,256	2,222
Investing Activities
Loan originations and payments, net	(9,084)	(1,065)
Increase in interest-bearing deposits in other financial institutions	(16,634)	(13,333)
Purchase of premises and equipment	(45)	(57)
Proceeds from maturities of available-for-sale securities	4,778	3,836
Purchase of available-for-sale securities	(3,140)	(3,059)
Proceeds from sales of available-for-sale securities	—	4,870
Proceeds from sales of premises and equipment	8	7
Purchase of FHLB stock	(12)	(28)
Net cash used in investing activities	(24,129)	(8,829)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	12,986	(138)
Net change in time deposits	3,318	564
Proceeds from FHLB advances	18,000	22,000
Repayment of FHLB advances	(13,000)	(17,000)
Redemption of preferred stock	—	(192)
Dividends paid on common stock	(329)	(162)
Dividends paid on preferred stock	—	(238)
Net cash provided by financing activities	20,975	4,834
Increase (Decrease) in Cash and Cash Equivalents	102	(1,773)
Cash and Cash Equivalents, Beginning of Year	6,444	8,542
Cash and Cash Equivalents, End of Year	$6,546	$6,769
Supplemental Cash Flows Information
Interest paid	$1,962	$1,394
Income taxes paid	$465	$815
Conversion of cumulative preferred stock	$—	$7,069

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

Recent Accounting Pronouncements–

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income related to loans, securities and other sources that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 for the three months ended June 30, 2018 include service charges on deposit accounts of $309, debit card interchange income of $224, and non-deposit brokerage fees of $101. Services within the scope of ASC 606 for the six months ended June 30, 2018 include service charges on deposit accounts of $607, debit card interchange income of $421, and non-deposit brokerage fees of $200. We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record.

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

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet.  The new standard is effective for reporting periods beginning after December 15, 2018.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.  Based on the leases outstanding at June 30, 2018, we do not expect the new standard to have a material impact on our consolidated financial statements.

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

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
U. S. government agencies and government sponsored entities	$8,430	$3	$(193)	$8,240
Agency mortgage-backed securities: residential	19,437	—	(508)	18,929
State and municipal	17,792	64	(253)	17,603
Trust preferred security	1,891	—	(231)	1,660
Total Available-for-Sale Securities	$47,550	$67	$(1,185)	$46,432

December 31, 2017
U. S. government agencies and government sponsored entities	$1,998	$—	$(21)	$1,977
Agency mortgage-backed securities: residential	26,024	14	(227)	25,811
State and municipal	19,381	143	(136)	19,388
Trust preferred security	1,889	—	(449)	1,440
Total Available-for-Sale Securities	$49,292	$157	$(833)	$48,616

The amortized cost and fair value of investment securities at June 30, 2018 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	June 30, 2018
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,962	$2,964
Due from one to five years	10,570	10,519
Due from five to ten years	10,644	10,393
Due after ten years	3,937	3,627
Agency mortgage-backed: residential	19,437	18,929
Total	$47,550	$46,432

The following table summarizes the investment securities with unrealized losses by portfolio segment at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2018:
U.S. government agencies and government sponsored entities	$6,130	$(128)	$1,761	$(65)	$7,891	$(193)
Agency mortgage-backed: residential	14,230	(350)	3,532	(158)	17,762	(508)
State and municipal	11,743	(221)	281	(32)	12,024	(253)
Trust preferred security	—	—	1,660	(231)	1,660	(231)
Total temporarily impaired	$32,103	$(699)	$7,234	$(486)	$39,337	$(1,185)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017:
U.S. government agencies and government sponsored entities	$—	$—	$1,977	$(21)	$1,977	$(21)
Agency mortgage-backed: residential	17,798	(113)	4,754	(114)	22,552	(227)
State and municipal	8,270	(116)	294	(20)	8,564	(136)
Trust preferred security	—	—	1,440	(449)	1,440	(449)
Total temporarily impaired	$26,068	$(229)	$8,465	$(604)	$34,533	$(833)

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

47.5% of the Company’s unrealized losses 12 months or more relate to its investment in a single trust preferred security.  The security is a single-issuer trust preferred that is not rated.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	June 30, 2018	December 31, 2017
Commercial	$58,929	$61,221
Commercial real estate:
Construction	48,797	44,391
Other	181,337	182,443
Residential real estate	90,120	82,230
Consumer:
Auto	1,034	1,184
Other	3,072	2,770
Total Loans	383,289	374,239
Less: Allowance for loan losses	(4,750)	(4,724)
Net loans	$378,539	$369,515

The following table sets forth an analysis of our allowance for loan losses for the three months ended June 30, 2018 and 2017.

	(Dollars in Thousands)
June 30, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$617	$3,475	$576	$10	$15	$4,693
Provision (credit) for loan losses	6	24	(14)	7	7	30
Loans charged-off	—	—	—	(7)	—	(7)
Recoveries	3	—	31	—	—	34
Total ending allowance balance	$626	$3,499	$593	$10	$22	$4,750

	(Dollars in Thousands)
June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$665	$3,640	$537	$13	$51	$4,906
Provision (credit) for loan losses	27	(18)	(23)	(2)	16	—
Loans charged-off	(17)	—	—	(1)	—	(18)
Recoveries	6	—	3	1	—	10
Total ending allowance balance	$681	$3,622	$517	$11	$67	$4,898

The following table sets forth an analysis of our allowance for loan losses for the six months ended June 30, 2018 and 2017.

	(Dollars in Thousands)
June 30, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$633	$3,515	$554	$10	$12	$4,724
Provision (credit) for loan losses	28	(16)	31	7	10	60
Loans charged-off	(38)	—	(27)	(8)	—	(73)
Recoveries	3	—	35	1	—	39
Total ending allowance balance	$626	$3,499	$593	$10	$22	$4,750

	(Dollars in Thousands)
June 30, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	57	(6)	(16)	(2)	(3)	30
Loans charged-off	(17)	—	—	(3)	—	(20)
Recoveries	25	—	6	2	—	33
Total ending allowance balance	$681	$3,622	$517	$11	$67	$4,898

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2018 and December 31, 2017, which includes net deferred loan fees.  As of June 30, 2018 and December 31, 2017, accrued interest receivable of $1.3 million and $1.4 million, respectively, are not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
June 30, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$397	$9	$—	$—	$406
Collectively evaluated	626	3,102	584	10	22	4,344
Total ending allowance balance	$626	$3,499	$593	$10	$22	$4,750

Loans:
Individually evaluated for impairment	$—	$2,039	$172	$4	$—	$2,215
Collectively evaluated	58,929	228,095	89,948	4,102	—	381,074
Total ending loans balance	$58,929	$230,134	$90,120	$4,106	$—	$383,289

	(Dollars in Thousands)
December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$45	$—	$—	$—	$45
Collectively evaluated	633	3,470	554	10	12	4,679
Total ending allowance balance	$633	$3,515	$554	$10	$12	$4,724

Loans:
Individually evaluated for impairment	$2	$1,393	$82	$7	$—	$1,484
Collectively evaluated	61,219	225,441	82,148	3,947	—	372,755
Total ending loans balance	$61,221	$226,834	$82,230	$3,954	$—	$374,239

The following table presents information related to impaired loans by class of loans as of June 30, 2018 and December 31, 2017. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$—	$—	$—	$2	$2	$—
Commercial real estate:
Other	1,269	1,269	—	1,317	1,317	—
Residential real estate	71	71	—	82	82	—
Consumer:
Other	4	4	—	7	7	—
Subtotal	$1,344	$1,344	$—	$1,408	$1,408	$—

With an allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Other	770	770	397	76	76	45
Residential real estate	101	101	9	—	—	—
Consumer:
Other	—	—	—	—	—	—
Subtotal	$871	$871	$406	$76	$76	$45
Total	$2,215	$2,215	$406	$1,484	$1,484	$45

Information on impaired loans for the three months ended June 30, 2018 and 2017 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2018			June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$—	$—	$—	$105	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,050	26	1	3,324	42	12
Residential real estate	173	2	1	1,094	13	8
Consumer:
Auto	—	—	—	—	—	—
Other	4	—	—	21	—	—
Total	$2,227	$28	$2	$4,544	$55	$20

Information on impaired loans for the six months ended June 30, 2018 and 2017 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2018			June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$—	$—	$—	$106	$2	$2
Commercial real estate:
Construction	—	—	—	—	—	—
Other	2,067	52	2	3,328	56	24
Residential real estate	174	4	1	1,097	21	15
Consumer:
Auto	—	—	—	—	—	—
Other	5	—	—	21	1	1
Total	$2,246	$56	$3	$4,552	$80	$42

The recorded investment in nonaccrual and loans past due 90 days and over still on accrual by class of loans as of June 30, 2018 and December 31, 2017 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	June 30, 2018		December 31, 2017
	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual

Commercial real estate:
Other	—	1,967	—	1,317
Residential real estate	—	119	—	27
Total	$—	$2,086	$—	$1,344

Nonaccrual loans and loans past due 90 days and over still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
June 30, 2018
Commercial	$—	$—	$—	$—	$58,929	$58,929
Commercial real estate:
Construction	129	—	—	129	48,668	48,797
Other	49	—	698	747	180,590	181,337
Residential real estate	110	—	119	229	89,891	90,120
Consumer:
Auto	—	—	—	—	1,034	1,034
Other	3	—	—	3	3,069	3,072
Subtotal	$291	$—	$817	$1,108	$382,181	$383,289

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2017
Commercial	$9	$—	$—	$9	$61,212	$61,221
Commercial real estate:
Construction	—	—	—	—	44,391	44,391
Other	—	—	—	—	182,443	182,443
Residential real estate	90	—	27	117	82,113	82,230
Consumer:
Auto	—	—	—	—	1,184	1,184
Other	3	—	—	3	2,767	2,770
Subtotal	$102	$—	$27	$129	$374,110	$374,239

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.4 million and $1.5 million as of June 30, 2018 and December 31, 2017, respectively.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the five troubled debt restructurings reported at quarter end, three loans totaling $130,000 were on accrual status and two loans totaling $1.3 million were on non-accrual status.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2018 and 2017.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	June 30, 2018			June 30, 2017
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$5	$5
Total	—	$—	$—	1	$5	$5

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2018 and 2017.

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	June 30, 2018			June 30, 2017
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$5	$5
Total	—	$—	$—	1	$5	$5

Specific allocations of $47,000 and $191,000 were reported for troubled debt restructurings as of June 30, 2018 and June 30, 2017. For the three and six months ended June 30, 2018 no payment defaults or charge-offs were reported for troubled debt restructurings made during the prior 12 months, and for the three and six months ended June 30, 2017, no payment defaults or charge-offs were reported for the troubled debt restructurings made during the prior 12 months.

The terms of certain other loans were modified during the six months ended June 30, 2018 and 2017 that did not meet the definition of a troubled debt restructuring. These loans modified during the six months ended June 30, 2018 have a total recorded investment of $16.4 million as of June 30, 2018. The loans modified during the six months ended June 30, 2017 had a total recorded investment of $17.2 million as of June 30, 2017. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial	$58,061	$—	$868	$—	$58,929
Commercial real estate:
Construction	48,797	—	—	—	48,797
Other	179,169	—	2,168	—	181,337
Residential real estate	90,018	—	102	—	90,120
Consumer:
Auto	1,034	—	—	—	1,034
Other	3,066	—	6	—	3,072
Total	$380,145	$—	$3,144	$—	$383,289

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial	$60,306	$—	$915	$—	$61,221
Commercial real estate:
Construction	44,391	—	—	—	44,391
Other	178,462	703	3,278	—	182,443
Residential real estate	82,148	55	27	—	82,230
Consumer:
Auto	1,184	—	—	—	1,184
Other	2,762	—	8	—	2,770
Total	$369,253	$758	$4,228	$—	$374,239

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	June 30, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$8,240	—	—	$1,977	—
Agency mortgage-backed securities-residential	—	18,929	—	—	25,811	—
State and municipal	—	17,603	—	—	19,388	—
Trust preferred security	—	—	1,660	—	—	1,440
Corporate bonds	—	—	—	—	—	—
Total investment securities	$—	$44,772	$1,660	$—	$47,176	$1,440

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30:

	Trust Preferred Security
	2018	2017

Balance of recurring Level 3 assets at January 1	$1,440	$1,240
Total gains or (losses) for the period included in other comprehensive income	220	140
Balance of recurring Level 3 assets at June 30	$1,660	$1,380

As of June 30,  2018, there were impaired loans with a fair value totaling $440,000 measured using significant unobservable inputs (level 3). These loans had adjustments using sales comparison valuation techniques for limited used nature of certain properties, age of appraisal, location, and/or condition. There were no financial assets measured at fair value on a non-recurring basis as of December 31, 2017.

The following table presents quantitative and qualitative information about Level 3 fair value measurements for financial instruments measured on a non-recurring basis at June 30, 2018.

	June 30, 2018	Valuation Techniques	Unobservable Inputs (Dollars in thousands)	Range (Weighted Avg)
Impaired loans:
Commercial RE	348	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	(22.69)%
Residential RE	92	Sales Comparison	Adjustments for limited use nature of certain properties, age of appraisal, location, and/or condition	15-20 (17.83)%

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a principal balance of $799,000 at June 30, 2018 with a valuation allowance of $359,000, resulting in an additional provision for loan losses of $359,000 in the six months ending June 30,  2018. There were no loans measured for impairment using the fair value of collateral dependent loans, no valuation allowance, and no resulting provision for loan losses as of December 31, 2017.

There was no other real estate owned to measure at fair value at June 30, 2018 or December 31, 2017. No writedowns of other real estate owned were taken in the six months ended June 30, 2018 or June 30, 2017.

The carrying amount and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 were as follows:

		Fair Value Measurements at
		June 30, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,546	$6,546	$—	$—	$6,546
Interest-bearing deposits in other financial institutions	30,166	30,166	—	—	30,166
Available-for-sale-securities	46,044	—	44,772	1,660	46,432
Loans, net of allowance	378,539	—	—	370,721	370,721
Loans held for sale	147	—	150	—	150
Accrued interest receivable	1,549	16	230	1,303	1,549
Federal Home Loan Bank stock	2,065	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$241,332	$241,332	$—	$—	$241,332
Time deposits	147,286	—	145,222	—	145,222
FHLB advances	45,000	—	44,665	—	44,665
Subordinated debentures	5,000	—	—	2,543	2,543
Accrued interest payable	347	13	282	52	347

		Fair Value Measurements at
		December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents	$6,444	$6,444	$—	$—	$6,444
Interest-bearing deposits in other financial institutions	13,532	13,532	—	—	13,532
Available-for-sale-securities	48,616	—	47,176	1,440	48,616
Loans, net of allowance	369,515	—	—	367,159	367,159
Loans held for sale	427	—	435	—	435
Accrued interest receivable	1,681	18	234	1,429	1,681
Federal Home Loan Bank stock	2,053	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$228,346	$228,346	$—	$—	$228,346
Time deposits	143,968	—	142,440	—	142,440
FHLB advances	40,000	—	39,776	—	39,776
Subordinated debentures	5,000	—	—	2,543	2,543
Accrued interest payable	285	14	232	39	285

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

(c)

Loans, Net: At June 30, 2018, fair values of loans, excluding loans held for sale, are determined using an estimated exit price. Contractual cash flow estimates are projected using a loan's balance, interest rate, repricing characteristics, maturity and payment amounts. Loans are grouped into homogenous pools for valuation purposes based on type and credit risk metrics. Contractual cash flows are adjusted for potential prepayment estimates, as well as potential defaults over the expected life of each pool. A discount rate is determined based upon current financial conditions and the nature of the cash flow forecast. The resulting exit price for the portfolio is a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

At December 31, 2017, fair values of loans, excluding loans held for sale, was estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost fair value as described previously. The methods utilized to estimate the fair value of loans did not necessarily represent an exit price.

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share and assumes the conversion of performance share units and convertible preferred stock, if dilutive. The following table reconciles the basic and diluted earnings per share computations for the three months and six months ended June 30, 2018 and 2017.

	2018			2017
	Quarter ended June 30, 2018			Quarter ended June 30, 2017
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$1,374			$1,108
Dividends on preferred stock during the year	—			(119)
Net income available to common shareholders	$1,374	2,537,605	$0.54	$989	2,104,002	$0.47

Effect of dilutive securities
Performance share units	—	8,254		—	10,246
Convertible preferred stock	—	—		119	435,875

Diluted earnings per share
Net income available to common stockholders and assumed conversions	$1,374	2,545,859	$0.54	$1,108	2,550,123	$0.43

	(Dollars in Thousands)
	Six months ended June 30, 2018			Six months ended June 30, 2017
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$2,458			$2,015
Dividends on preferred stock during the year	—			(238)
Net income available to common shareholders	$2,458	2,533,077	$0.97	$1,777	2,058,318	$0.86

Effect of dilutive securities:
Performance share units	—	8,152		—	10,021
Convertible preferred stock	—	—		238	481,634

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$2,458	2,541,229	$0.97	$2,015	2,549,973	$0.79

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of June 30, 2018 and December 31, 2017, the Company and Citizens First Bank met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.875% as of June 30, 2018.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$54,304	13.41%	$32,393	8.00%	N/A	N/A
Citizens First Bank, Inc.	53,306	13.18%	32,368	8.00%	$40,460	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	49,554	12.24%	24,294	6.00%	N/A	N/A
Citizens First Bank, Inc.	48,556	12.00%	24,726	6.00%	32,967	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	49,554	11.00%	18,221	4.50%	N/A	N/A
Citizens First Bank, Inc.	48,556	12.00%	18,207	4.50%	26,299	6.50%

Tier I Leverage Capital to average assets
Consolidated	49,554	10.50%	18,882	4.00%	N/A	N/A
Citizens First Bank, Inc.	48,556	10.23%	18,985	4.00%	23,732	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,988	13.07%	$31,823	8.00%	N/A	N/A
Citizens First Bank, Inc.	51,112	12.86%	31,802	8.00%	$39,753	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.88%	23,867	6.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	23,852	6.00%	31,802	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	42,502	10.68%	17,900	4.50%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	17,889	4.50%	25,839	6.50%

Tier I Leverage Capital to average assets
Consolidated	47,264	10.31%	18,343	4.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	10.14%	18,301	4.00%	22,876	5.0%
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

Results of Operations

For the quarter ended June 30, 2018, we reported net income of $1.37 million or $0.54 per diluted common share, compared to net income of $1.11 million, or $0.43 per diluted common share in the second quarter of 2017, an increase of $266,000.  The increase in net income is attributable to an increase in net interest income of $231,000 and a decrease in income tax expense of $154,000.

For the six months ended June 30, 2018 we reported net income of $2.46 million or $0.97 per diluted common share, compared to net income of $2.02 million, or $0.79 per diluted common share in the previous year. This represents an increase of $443,000. The increase in net income is attributable to an increase in net interest income of $351,000 and a decrease in income tax expense of $271,000, partially offset by an increase in non-interest expense of $146,000 and an increase in provision expense of $30,000.

Our annualized return on average assets, defined as net income divided by average assets, was 1.15% for the quarter ended June 30, 2018, compared to 0.98% for the quarter ended June 30, 2017. The annualized return on average assets was 1.04% for the six months ended June 30, 2018, compared to 0.90% in June 30, 2017.  Our annualized return on average equity, defined as net income divided by average equity, was 11.72% for the quarter ended June 30, 2018, compared to 10.09% for the quarter ended June 30, 2017.  Our annualized return on average equity was 10.66% for the six months ended June 30, 2018, compared to 9.35% for the six months ended June 30, 2017.

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

Net interest income for the quarter ended June 30, 2018 increased $231,000, or 6.0%, compared to June 30, 2017. The increase in net interest income was a result of an increase in the yield on loans partially offset by an increase in the cost of funds.  Additionally, during the second quarter of 2018, a loan of approximately $5.2 million was paid off prematurely which resulted in the collection of a prepayment penalty of approximately $105,000.

Net interest income for the six months ended June 30, 2018 increased $351,000 or 4.6%, compared to June 30, 2017. The increase in net interest income was a result of an increase in the yield on loans partially offset by an increase in the cost of funds.

The Company’s net interest margin was 3.67% for the three months ended June 30, 2018, and 3.69% for the three months ended June 30, 2017, a decrease of 2 basis points.  The Company’s net interest margin decreased primarily due to an increase in the cost of interest-bearing liabilities which exceeded the increase in the yield on earning assets.  The net interest margin for the six months ended June 30, 2018 was 3.61%, compared to 3.68% in 2017.  The decrease of 7 basis points is attributable to an increase in the cost of average interest-bearing liabilities.

The following tables set forth for the quarter and six months ended June 30, 2018 and 2017, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2018			2017
	Average	Income/	Average	Average	Income/	Average
Quarter ended June 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$—	$—	—%	$—	$—	—%
Interest-bearing deposits in other financial institutions	13,879	66	1.91%	15,260	44	1.16%
Available-for-sale securities (1)
Taxable	29,372	175	2.39%	27,644	142	2.06%
Nontaxable	16,385	123	3.01%	18,985	189	3.99%
Federal Home Loan Bank stock	2,065	29	5.63%	2,052	23	4.50%
Loans receivable (2)	389,614	4,796	4.94%	363,733	4,257	4.69%
Total interest earning assets	451,315	5,189	4.61%	427,674	4,655	4.37%
Non-interest earning assets	27,521			26,850
Total Assets	$478,836			$454,524

Interest-bearing liabilities:
NOW Accounts	$121,410	$180	0.59%	$123,621	$147	0.48%
Money market Accounts	37,873	77	0.82%	26,229	32	0.49%
Savings accounts	21,771	9	0.17%	21,974	10	0.18%
Time deposits	147,877	561	1.52%	148,059	406	1.10%
Total interest-bearing deposits	328,931	827	1.01%	319,883	595	0.75%
Borrowings	41,758	188	1.81%	34,769	96	1.11%
Subordinated debentures	5,000	50	4.01%	5,000	35	2.81%
Total interest-bearing liabilities	375,689	1,065	1.14%	359,652	726	0.81%
Non-interest bearing deposits	54,212			48,861
Other liabilities	1,929			1,964
Total liabilities	431,830			410,477
Stockholders’ equity	47,006			44,047
Total Liabilities and Stockholders’ Equity	$478,836			$454,524
Net interest income		$4,124			$3,929

Net interest spread (1)			3.47%			3.56%
Net interest margin (1) (3)			3.67%			3.69%
Return on average assets ratio			1.15%			0.98%
Return on average equity ratio			11.72%			10.09%
Average equity to assets ratio			9.82%			9.69%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 21.0% for 2018 and 34.0% for 2017.
(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2018			2017
	Average	Income/	Average	Average	Income/	Average
Six months ended June 30,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$435	$3	1.39%	$—	$—	—%
Interest-bearing deposits in other financial institutions	14,177	125	1.78%	11,985	67	1.13%
Available-for-sale securities (1)
Taxable	29,756	342	2.32%	28,730	291	2.04%
Nontaxable	16,748	254	3.06%	19,489	392	4.06%
Federal Home Loan Bank stock	2,060	59	5.78%	2,039	47	4.65%
Loans receivable (2)	386,913	9,293	4.84%	363,778	8,381	4.65%
Total interest earning assets	450,089	10,076	4.51%	426,021	9,178	4.34%
Non-interest earning assets	27,368			27,380
Total Assets	$477,457			$453,401

Interest-bearing liabilities:
NOW Accounts	$121,011	$351	0.58%	$123,068	$280	0.46%
Money market Accounts	36,393	$140	0.78%	$26,345	$63	0.48%
Savings accounts	21,702	19	0.18%	21,871	20	0.18%
Time deposits	146,691	1,045	1.44%	146,141	779	1.07%
Total interest-bearing deposits	325,797	1,555	0.96%	317,425	1,142	0.73%
Borrowings	44,448	377	1.71%	36,415	193	1.07%
Subordinated debentures	5,000	92	3.71%	5,000	68	2.74%
Total interest-bearing liabilities	375,245	2,024	1.09%	358,840	1,403	0.79%
Non-interest bearing deposits	53,604			49,073
Other liabilities	2,091			2,047
Total liabilities	430,940			409,960
Stockholders’ equity	46,517			43,441
Total Liabilities and Stockholders’ Equity	$477,457			$453,401
Net interest income		$8,052			$7,775

Net interest spread (1)			3.43%			3.56%
Net interest margin (1) (3)			3.61%			3.68%
Return on average assets ratio			1.04%			0.90%
Return on average equity ratio			10.66%			9.35%
Average equity to assets ratio			9.74%			9.58%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 21.0% for 2018 and 34.0% for 2017.
(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.
(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the six months ended June 30, 2018 and 2017.  Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Six Months Ended June 30, 2018
	Vs. 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	3	—	3
Interest-bearing deposits in other financial institutions	46	12	58
Available-for-sale securities:
Taxable	41	10	51
Nontaxable (1)	(83)	(55)	(138)
Federal Home Loan Bank stock	12	—	12
Loans, net	379	533	912
Total Net Change in income on interest-earning assets	398	500	898

Interest-bearing liabilities:
NOW Accounts	76	(5)	71
Money market accounts	53	24	77
Savings accounts	(1)	(0)	(1)
Time deposits	263	3	266
FHLB and other borrowings	141	43	184
Subordinated debentures	24	—	24
Total Net Change in expense on interest-earning liabilities	556	65	621
Net change in net interest income	(158)	435	277
Percentage Change	-57.1%	157.1%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 21% for 2018 and 34.0% for 2017.

Provision for Loan Losses

There was a provision for loan losses of $30,000 recorded for the second quarter of 2018, as compared to no provision expense for the second quarter of 2017. The allowance for loan losses to total loans was 1.24% of total loans at June 30, 2018 compared to 1.36% at June 30, 2017. Net charge-offs (recoveries) were ($27,000) for the second quarter of 2018 compared to $8,000 in the second quarter of 2017.

Provision expense for the six months ended June 30, 2018 increased $30,000, from $30,000 to $60,000. Net charge-offs (recoveries) were $34,000 for the six months ended June 30, 2018 compared to ($13,000) for the six months ended June 30, 2017.

Non-Interest Income

Non-interest income for the three months ended June 30, 2018 decreased $11,000, or 1.2%, compared to the three months ended June 30, 2017, primarily due to a decrease in service charges on deposit accounts of $18,000 and a decrease in gains on sale of mortgage loans of $19,000, offset by an increase in other service charges and fees of $18,000.

Non-interest income for the six months ended June 30, 2018 decreased $3,000, or 0.2%, compared to the six months ended June 30, 2017, primarily due to a reduction in gains on sale of mortgage loans of $37,000 and gains on the sale of securities of $23,000, offset by an increase in other service charges and fees of $35,000 and non-deposit brokerage fees of $22,000.

Non-Interest Expense

Non-interest expense for the three months ended June 30, 2018 increased $78,000, or 2.4%, compared to the three months ended June 30, 2017, primarily due to an increase in personnel expense of $118,000, offset by a decrease in data processing services of $46,000.

Non-interest expense for the six months ended June 30, 2018 increased $146,000, or 2.2% compared to the six months ended June 30, 2017, primarily due to an increase of $230,000 in personnel expenses offset by a decrease of $105,000 in data processing services.  Four full-time equivalent employees have been added in the retail branch network over the past year.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2018 and 2017.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 21.0% in 2018 and 34.0% in 2017. The effective tax rate for the second quarter of 2018 was 19.1% compared to a 30.2% effective tax rate for the second quarter of 2017. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, and income on bank owned life insurance.

Balance Sheet Review

Overview

Total assets at June 30, 2018 were $488.6 million, a 5.0% increase from $465.4 million at December 31, 2017.  Average assets during the second quarter were $478.8 million, an increase of 5.3%, or $24.3 million, from $454.5 million in the second quarter of 2017.  Average interest earning assets increased 5.5%, or $23.6 million, from $427.7 million in the second quarter of 2017 to $451.3 million in the second quarter of 2018.

Loans

Loans increased $9.1 million, or 2.4%, from $374.2 million at December 31, 2017 to $ 383.3 million at June 30, 2018.  Total loans averaged $389.6 million the second quarter of 2018, compared to $363.7 million the second quarter of 2017, an increase of $25.9 million, or 7.1%.  We experienced increases in the commercial real estate and residential real estate portfolios during the first six months of the year compared to December 31, 2017. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	June 30, 2018		December 31, 2017
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$58,929	15.38%	$61,221	16.36%
Commercial real estate	230,134	60.04%	226,834	60.61%
Residential real estate	90,120	23.51%	82,230	21.97%
Consumer	4,106	1.07%	3,954	1.06%
	$383,289	100.00%	$374,239	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of June 30, 2018, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.5 million to $11.2 million.  The aggregate amount of these credit relationships was $114.9 million, with total commitments of $127.0 million. As of December 31, 2017, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.3 million to $11.9 million.  The aggregate amount of these credit relationships was $108.6 million, with total commitments of $124.7 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  The Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at June 30, 2018 and December 31, 2017.

As of June 30, 2018, we had $24.9 million of participations in loans purchased from, and $19.6 million of participations in loans sold to, other banks. As of December 31, 2017, we had $18.6 million of participations in loans purchased from, and $17.0 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of June 30, 2018.  Maturities are based on contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of June 30, 2018	Year	Years	Years	Total
Commercial and agricultural	$19,443	$31,004	$8,482	$58,929
Commercial real estate	56,154	116,706	57,274	230,134
Residential real estate	8,843	37,199	44,078	90,120
Consumer	912	3,160	34	4,106
Total	$85,352	$188,069	$109,868	$383,289

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

	(Dollars in Thousands)
	June 30, 2018		December 31, 2017
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Residential real estate loans	$593	23.51%	$554	21.97%
Consumer and other loans	10	1.07%	10	1.06%
Commercial and agricultural	626	15.38%	633	16.36%
Commercial real estate	3,499	60.04%	3,515	60.61%
Unallocated	22	0.00%	12	—%
Total allowance for loan losses	$4,750	100.00%	$4,724	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $22,000 at June 30, 2018 and $12,000 at December 31, 2017.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	June 30, 2018	December 31, 2017
Non-accrual loans	$817	$27
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	1,269	1,317
Total non-performing loans	2,086	1,344
Other real estate owned	—	—
Total non-performing assets	$2,086	$1,344

Non-performing loans to total loans	0.54%	0.36%
Non-performing assets to total assets	0.43%	0.29%
Net charge-offs (recoveries) YTD	$34	$(20)
Net charge-offs (recoveries) YTD to average YTD total loans, annualized	0.02%	(0.01)%
Allowance for loan losses to non-performing loans	227.71%	351.49%
Allowance for loan losses to total loans	1.24%	1.26%

Non-performing assets totaled $2.1 million at June 30 2018, compared to $1.3 million at December 31, 2017, an increase of $742,000. Payoffs and paydowns of $75,000 in the six months ending June 30, 2018 included the charge off of a $27,000 residential real estate loan. Payoffs and paydowns of $23,000 in the six months ended June 30, 2017 were related to the payoff of two residential real estate loans; there were no charge offs related to non-preforming assets in the six months ending June 30, 2017. Increases in non-performing assets in the six months ended June 30, 2018 included the addition of $698,000 in commercial real estate loans, and three residential real estate loans totaling $119.000.

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

The investment securities portfolio is comprised of U.S. Government agency and government sponsored entity securities, agency mortgage-backed securities, tax-exempt securities of states and political subdivisions, taxable municipal securities, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate.  Securities are all classified as available-for-sale, and averaged $46.5 million for the first six months of 2018, compared to $48.2 million for 2017.

The tables below present the maturities and yield characteristics of securities as of June 30, 2018 and December 31, 2017.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
June 30, 2018	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$17	$2,155	$6,258	$—	$8,430	$8,240
Agency mortgage-backed securities: (1)	—	19,437	—	—	19,437	18,929
Municipal securities	2,945	8,415	4,386	2,046	17,792	17,603
Trust preferred security	—	—	—	1,891	1,891	1,660
Total available-for-sale securities	$2,962	$30,007	$10,644	$3,937	$47,550	$46,432

Percent of total	6.23%	63.11%	22.38%	8.28%	100.00%

Weighted average yield(2)	2.18%	2.24%	2.68%	3.09%	2.62%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on June 2018 prepayment projections.
(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$998	$—	$—	$1,998	$1,977
Agency mortgage-backed securities: (1)	12	18,981	7,031	—	26,024	25,811
Municipal securities	1,963	8,375	6,224	2,819	19,381	19,388
Trust preferred security	—	—	—	1,889	1,889	1,440
Total available-for-sale securities	$2,975	$28,354	$13,255	$4,708	$49,292	$48,616

Percent of total	6.04%	57.52%	26.89%	9.55%	100.00%

Weighted average yield(2)	3.03%	2.45%	3.15%	3.59%	2.79%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2017 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits.  Deposits at June 30, 2018 were $388.6 million, an increase of $16.3 million, or 4.4%, compared to $372.3 million at December 31, 2017.  Total deposits averaged $383.1 million the second quarter of 2018, an increase of $14.4 million, or 3.9%, compared to $368.7 million during the second quarter of 2017. Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $11.0 million and $11.9 million at June 30, 2018 and December 31, 2017, respectively.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective. There were $18.7 million in brokered deposits at June 30, 2018, compared to $18.1 million at December 31, 2017. We also utilize a deposit listing service to obtain additional deposits totaling $12.4 million at June 30, 2018, compared to $13.1 million at December 31, 2017.

The scheduled maturities or next repricing dates of time deposits as of June 30, 2018

(Dollars in Thousands)
June 30, 2018
Three months or less	$22,576
Over three through twelve months	52,193
Over one year through three years	61,757
Over three years	10,760
Total	$147,286

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of June 30, 2018 were $45.0 million compared to $40.0 million at December 31, 2017. Rates vary based on the term to repayment, and are summarized below as of June 30, 2018:

			(Dollars in Thousands
Type	Maturity	Rate	Amount
Fixed	August 23, 2018	1.42%	5,000
Fixed	September 26, 2018	1.51%	3,000
Fixed	September 28, 2018	1.49%	4,000
Fixed	December 28, 2018	1.52%	5,000
Fixed	May 24, 2019	1.72%	3,000
Fixed	September 11, 2019	1.57%	4,000
Fixed	December 27, 2019	2.70%	5,000
Fixed	January 17, 2020	2.28%	5,000
Fixed	April 24, 2020	2.70%	3,000
Fixed	July 17, 2020	2.34%	5,000
Fixed	January 15, 2021	1.88%	3,000
			$45,000

With our available collateral and our current holding of FHLB stock, we are eligible to borrow an additional $30.3 million as of June 30, 2018, compared to $35.3 million at December 31, 2017.

Other Borrowings.  At June 30, 2018, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks. No amounts were drawn as of June 30, 2018 or December 31, 2017.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate for interest payable as of June 30, 2018 was 3.96%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $47.7 million at June 30, 2018 from $45.8 million at December 31, 2017.  The book value per common share improved to $18.79 at June 30, 2018 compared to $18.14 at December 31, 2017. The Company declared and paid a quarterly common dividend of $0.06 per share during the first quarter of 2018 and $0.07 during the second quarter of 2018. Subsequently, the Company declared a quarterly common dividend of $0.07 per share in July, 2018 to be paid in August, 2018.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules)

became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of June 30, 2018 is 1.875%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of June 30, 2018 and December 31, 2017, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
June 30, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$54,304	13.41%	$32,393	8.00%	N/A	N/A
Citizens First Bank, Inc.	53,306	13.18%	32,368	8.00%	$40,460	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	49,554	12.24%	24,294	6.00%	N/A	N/A
Citizens First Bank, Inc.	48,556	12.00%	24,726	6.00%	32,967	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	49,554	11.00%	18,221	4.50%	N/A	N/A
Citizens First Bank, Inc.	48,556	12.00%	18,207	4.50%	26,299	6.50%

Tier I Leverage Capital to average assets
Consolidated	49,554	10.50%	18,882	4.00%	N/A	N/A
Citizens First Bank, Inc.	48,556	10.23%	18,985	4.00%	23,732	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Consolidated	$51,988	13.07%	$31,823	8.00%	N/A	N/A
Citizens First Bank, Inc.	51,112	12.86%	31,802	8.00%	$39,753	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	47,264	11.88%	23,867	6.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	23,852	6.00%	31,802	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Consolidated	42,502	10.68%	17,900	4.50%	N/A	N/A
Citizens First Bank, Inc.	46,388	11.67%	17,889	4.50%	25,839	6.50%

Tier I Leverage Capital to average assets
Consolidated	47,264	10.31%	18,343	4.00%	N/A	N/A
Citizens First Bank, Inc.	46,388	10.14%	18,301	4.00%	22,876	5.0%

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

At June 30, 2018, the table below provides an assessment of the risk to net interest income over the next twelve months in the event of a sudden and sustained increase or decrease in prevailing interest rates.   The projected changes in net interest income are indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points (dollars in thousands).

Projections for: July 2018 - June 2019

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$20,449	$3,414	20.04%
+300	19,814	2,780	16.32%
+200	19,030	1,996	11.71%
Base	17,034	—	—%
-200	15,253	1,781	(10.46)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

PART II-OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

3.1	Articles of Incorporation of Citizens First Corporation

3.2	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed March 21, 2018).

4.1	Second Amended and Restated Articles of Incorporation of Citizens First Corporation, (see Exhibit 3.1).

4.2	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.2).

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

101

Interactive data files: (i) Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017, (iii) the Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2018 and June 30, 2017, (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: August 9, 2018	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: August 9, 2018	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer