Form 10-K
period 2018-12-31
CITIZENS FIRST CORP
filed 2019-03-07
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..    Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files)    Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(Section229.405) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company”  and “emerging growth company” in Rule 12-b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $61,557,317 as of June 30, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,537,605 shares of common stock as of March 7, 2019

DOCUMENTS INCORPORATED BY REFERENCE

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results and performance to differ from those expressed in our forward-looking statements we make or incorporate by reference in this Annual Report on Form 10-K include, but are not limited to those described below under Item 1A – “Risk Factors” and the following:

•	the Company’s recently announced agreement to merge with German American (the “Merger”) and the risks and uncertainties associated with the Merger;

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

As of December 31, 2018, we had total assets of $476.0 million, total loans of $371.5 million, deposits of $388.6 million and stockholders’ equity of $50.0 million.

Merger Agreement with German American

On February 21, 2019, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with German American Bancorp, Inc.(“German American”), an Indiana corporation. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into German American (the “Merger”), with German American as the surviving entity in the Merger. Immediately following the Merger, the Company’s wholly owned subsidiary, Citizens First Bank, will merge with and into German American’s wholly owned subsidiary, German American Bank ( Bank Merger), with German American Bank as the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the Board of Directors of each of German American and the Company, and is subject to approval by federal and state banking regulatory authorities, approval by the shareholders of the Company and certain other conditions set forth in the Merger Agreement.

Under the terms of the Merger Agreement, each record holder of the Company’s common stock (other than "dissenting shares" and shares of the Company’s common stock held by the Citizens First Bank 401k plan), is to receive (a) 0.6629 share of German American common stock in a tax-free exchange (“Exchange Ratio”), plus (b) a cash payment of $5.80 in the Merger. The 401(k) plan is to receive, for each share of the Company’s common stock held by the 401(k) plan at the time of the Merger, a cash payment equal to $5.80 plus the product of the Exchange Ratio multiplied by the greater of (i) the average trading price of German American common stock during the 20 trading days ending on the trading day that is the second business day preceding the closing, and (ii) the closing trading price of the German American common stock on the trading day that is the first business day preceding the closing date of the Merger, each as reported by Bloomberg, L.P. The cash payment per outstanding share (including each 401(k) share) described above are also subject to reduction in the event the "Effective Time Book Value" (as defined in and calculated pursuant to the Merger Agreement) of the Company falls below certain thresholds at the time of closing of the Merger. Immediately prior to closing the Merger, the Company is to make cash payments to the holders of certain outstanding performance units granted under the Citizens First Corporation 2015 Incentive Compensation Plan, in lieu of distributing the Company’s common shares to such holders.

The Merger Agreement contains (a) representations and warranties of German American and the Company, (b) covenants of the Company to conduct its business in the ordinary course until the Merger is completed, (c) covenants of the Company to use reasonable efforts to preserve intact its business organization and assets and maintain its rights and franchises, and (d) covenants of German American and the Company to take, or not to take, certain actions during the term of the Merger Agreement. The Company has also agreed not to (a) solicit proposals relating to alternative business combination transactions or (b) maintain discussions concerning any proposals for alternative business combination transactions. The representations and warranties contained in the Merger Agreement are qualified by disclosures set out in confidential disclosure schedules and should not be relied upon by investors.

Each party's obligation to consummate the Merger is subject to various conditions, including (a) receipt of the requisite approval of the holders of the Company’s common stock of the Merger, (b) receipt of regulatory approvals, (c) effectiveness of the registration statement to be filed by German American with respect to the German American common stock to be issued in the Merger, (d) the accuracy of the representations and warranties of the other party, (e) compliance by the other party with its covenants in all material respects, and (f) the absence of a material adverse effect as to the other party.

The Merger Agreement contains certain termination rights for German American and the Company, as the case may be, applicable upon: (i) certain adverse regulatory decisions in relation to the Merger, (ii) if the Merger has not been closed by October 1, 2019; (iii) a failure of the other party to comply with such party's covenants (subject to certain rights to cure in certain cases) or a breach of the representations and warranties by the other party that would have a material adverse effect on such party; or (iv) if the Company’s shareholders fail to approve the Merger by the required vote. Under certain circumstances, termination of the Merger Agreement may result in the payment of a termination fee of $2.5 million by the Company to German American, as more fully described in the Merger Agreement.

Lending Activities

General. We offer a variety of loans, including commercial and residential real estate mortgage loans, construction loans, commercial loans and consumer loans to individuals and small to mid-size businesses that are located in or conduct a substantial portion of their business in our market area.  Our underwriting standards vary for each type of loan, as described below. At December 31, 2018, we had total loans of $371.5 million, representing 78.0% of our total assets.

Commercial Loans.  We make commercial loans primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also require, when appropriate, security interests in personal property and personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and other assets of the commercial borrower. These loans are generally considered to have greater risk than first and second mortgages on real estate because these loans may be unsecured or, if they are secured, the value of the collateral may be difficult to assess and more likely to decrease than real estate.  At December 31, 2018, commercial loans amounted to $61.6 million, or 16.6% of our total loan portfolio, excluding for these purposes commercial loans secured by real estate which are included in the commercial real estate category.  At December 31, 2018, our commercial loans had an average size of $109,000 and the largest loan was $4.8 million.

Commercial Real Estate Loans.  We originate and maintain a significant amount of commercial real estate loans. This lending involves loans secured by multi-family residential units, income-producing properties and owner-occupied commercial properties. Loan amounts generally conform to the regulatory loan-to-value guidelines and amortizations match the economic life of the collateral, with a maximum amortization schedule of 20 years. Loans secured by commercial real estate are generally subject to a maximum term of 20 years. At December 31, 2018, total commercial real estate loans amounted to $217.6 million, or 58.6% of our loan portfolio. At December 31, 2018, our commercial real estate loans had an average size of $428,000 and the largest loan was $7.1 million.

Residential Real Estate Mortgage Loans.  We originate residential real estate mortgage loans with either fixed or variable interest rates to borrowers to purchase and refinance one-to-four family properties. We also offer home equity loans and home equity lines of credit.  Real estate mortgage loans are subject to the same general risks as other loans and are particularly sensitive to fluctuations in the value of real estate, which could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.  Except for home equity loans and lines of credit, substantially all of our residential real estate loans are secured by a first lien on the real estate.  Loans secured by residential real estate with variable interest rates will have a maximum term and amortization schedule of 30 years.  We sell to the secondary market the majority of our residential fixed-rate mortgage loans, thereby reducing our interest rate risk and credit risk. Loans secured by vacant land are generally subject to a maximum term of five years and a maximum amortization schedule of five years. At December 31, 2018, total residential real estate loans amounted to $88.8 million, or 23.9% of our loan portfolio. At December 31, 2018, our residential real estate mortgage loans had an average size of $81,000 and the largest loan was $3.8 million.

We provide customers access to long-term conventional real estate loans through our mortgage loan division, which underwrites loans that are purchased by unaffiliated third party brokers in the secondary market.  We receive fees in connection with the sale of mortgage loans, with these fees aggregating $320,000 and $317,000 for the years ending December 31, 2018 and 2017, respectively.  We do not retain servicing rights with respect to the secondary market residential mortgage loans that we originate.

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

We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.  At December 31, 2018, total consumer loans amounted to $3.6 million, or 0.9% of our loan portfolio. At December 31, 2018, our consumer loans had an average size of $5,000, and the largest loan was $234,000.

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

Deposit Products

Our principal source of funds is core deposits.  We offer a range of deposit products and services including checking accounts, savings accounts, NOW accounts, money market accounts, sweep accounts, fixed and variable rate IRA accounts, Christmas Club accounts and certificate of deposit accounts.  We solicit accounts from a wide variety of customers, including individuals and small to medium-sized businesses.  We actively pursue business checking accounts by offering competitive rates and other convenient services to our business customers.  In some cases, we require business customers to maintain minimum balances.  We offer a deposit pick-up service to our commercial customers that enable these customers to make daily cash deposits through one of our couriers.  At December 31, 2018, we had total deposits of $388.6 million.

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

Along with its headquarters in Bowling Green, the Bank currently operates eight (8) full-service banking facilities in the counties of Warren, Simpson, Barren and Hart in south central Kentucky, as well as a loan production office in Williamson County, Tennessee. Our market area consists primarily of a ten county region located in south central Kentucky known as the Barren River Area Development District.  This region consists of Allen, Barren, Butler, Edmonson, Hart, Logan, Metcalfe, Monroe, Simpson, and Warren Counties in Kentucky. As of June 30, 2018, there were 20 financial institutions operating a total of 67 offices in the Bowling Green MSA. In addition, there are six financial institutions operating a total of seven offices in Simpson County, four institutions operating a total of six offices in Hart County and nine financial institutions operating 21 offices in Barren County.

Employees

At December 31, 2018, we had 97 full-time equivalent employees.  Management considers its relations with its employees to be good. Neither we nor the Bank are a party to any collective bargaining agreement.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The OCC, the Federal Reserve Board and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The Office of the Comptroller of the Currency (OCC), the Federal Reserve Board and the Federal Deposit Insurance Corporation (FDIC) also adopted a rule providing banking organizations with the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles.

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The preamble to the final rules states that these quantitative calculations are minimums and that the agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum risk-based capital ratios, and result in the following minimum ratios once the capital conservation buffer is fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.

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

Prompt Corrective Action

The FDIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), into one of which each institution is placed. With respect to institutions in the three undercapitalized categories, the regulators must take prescribed supervisory actions and are authorized to take other discretionary actions. The severity of the action depends upon the capital category into which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.  As of December 31, 2018, the Bank was well-capitalized.

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

In addition to state law limitations on the Company’s ability to pay dividends, the Federal Reserve imposes limitations on the Company’s ability to pay dividends.  As noted above, effective January 1, 2016, Federal Reserve limitations limit dividends, stock repurchases and discretionary bonuses to executive officers if the Company’s regulatory capital is below the level of regulatory minimums plus the applicable capital conservation buffer.

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

Volcker Rule. On December 10, 2013, the final Volcker Rule under the Dodd-Frank Act was approved and implemented by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission. The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market-making and hedging activities. U.S. banks are restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Economic Growth, Regulatory Relief and Consumer Protection Act exempted banks, like the Bank, which have less than $10 billion in assets and no material trading assets and liabilities from the Volcker Rule.

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

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.citizensfirstbank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report or Form 10-K free of charge upon written request to: Chief Financial Officer, Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103. The internet address of the Company is  http://www.snl.com/IRW/CorporateProfile/4043705.

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

Failure to complete the merger with German American  could negatively impact our stock price and our future business and financial results.

If the Merger is not completed for any reason, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price

•	we may experience negative reactions from our customers, vendors and employees

•

we will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, including legal, accounting, investment banking and advisory fees, whether or not the Merger is completed

•

we will have been bound by certain restrictions on the conduct of our business prior to completion of the Merger; such restrictions may prevent us from taking certain other specified actions during the pendency of the Merger

•

our management team will have devoted substantial time and resources to matters relating to the Merger (including integration planning), and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to us as an independent financial institution

In addition to the above risks, termination of the Merger Agreement could have a negative impact on the strategic opportunities available to the Company if our Board then seeks another merger or business combination. If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $2.5 million to German American, which may adversely affect the price of our common stock.

We will be subject to uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the Merger, as  employees may experience uncertainty about their roles with the surviving corporation following the Merger. In addition, the Merger Agreement restricts us from taking certain specified actions without the consent of German American, and generally requires us to continue our operations in the ordinary course, until the Merger closes. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger or may otherwise adversely affect our ongoing business and operations.

Our ability to complete the Merger is subject to the receipt of approval from various federal and state regulatory agencies, which may impose conditions that could adversely affect us or cause the Merger to be abandoned.

Before the Merger may be completed, we must obtain the approval of various federal and state regulatory agencies, including the FRB, the FDIC, the Indiana Department of Financial Institutions, and the Kentucky Department of Financial Institutions. These regulators may impose conditions on the completion of the Merger, and any such conditions could have the effect of delaying completion of the Merger or causing a termination of the Merger Agreement. There can be no assurance as to whether regulatory approval will be received, the timing of that approval, or whether any conditions will be imposed.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact our business and operations.

We may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the proposed Merger. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the Merger.

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

Commercial real estate and commercial and agricultural lending usually involve higher credit risks than that of single-family residential lending. As of December 31, 2018, commercial real estate loans accounted for 58.6% of our loan portfolio and commercial and agricultural loans accounted for 16.6% of our loan portfolio. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, in addition to the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity. A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

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

Approximately 85% of our loan portfolio as of December 31, 2018 was comprised of loans collateralized by real estate. Further adverse changes in the economy affecting values of real estate generally or in our primary market specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Weakness in the residential real estate markets could adversely affect our performance.

As of December 31, 2018, residential real estate loans represented approximately 23.9% of our total loan portfolio. Declines in home values would adversely affect the value of collateral securing the residential real estate that we hold, as well as the volume of loan originations and the amount we realize on the sale of real estate loans. These factors could result in higher delinquencies and greater charge-offs in future periods, which could materially adversely affect our business, financial condition or results of operations.

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

Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that the Bank offers, is highly dependent upon the business environment in markets where the Bank operates and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters, terrorist acts, or a combination of these or other factors. The U.S. economy experienced growth during 2018, with increasing exports, jobs, and manufacturing production.  Real GDP has increased, and unemployment is in line with a full-employment economy.  However, if tighter financial conditions emerge, along with additional rate hikes by the Federal Reserve, there can be no assurance that the economy will not enter into another recession, whether in the near term or long term. An economic downturn or sustained, high unemployment levels and stock market volatility may negatively impact our operating results and have a negative effect on the ability of our borrowers to make timely repayments of their loans, increasing the risk of loan defaults and losses.

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

A significant and sustained decline in our stock price and market capitalization, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in future impairment of goodwill or other intangible assets. At December 31, 2018, our goodwill and other identifiable intangible assets totaled approximately $4.2 million. If we were to conclude that a future write-down of our goodwill or intangible assets is necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

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

Changes in the federal, state or local tax laws may negatively impact our consolidated financial statements and the financial performance of our customers.

The full impact of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017, on us and our customers remains uncertain, creating uncertainty and risk related to our customers' future demand for credit and our future results.  Increased economic activity expected to result from the decrease in tax rates on businesses generally could spur additional economic activity that would encourage additional borrowing. At the same time, some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. This could have a long-term negative impact on business customer borrowing.

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

Our capital stock ranks junior to all of our existing and future indebtedness and other non-equity claims with respect to assets available to satisfy claims against us, including claims in the event of our liquidation. As of December 31, 2018, our total liabilities were approximately $426 million, and we may incur additional indebtedness in the future to increase our capital resources. Additionally, if our capital ratios or the capital ratios of the Bank fall below the required minimums, we or the Bank could be forced to raise additional capital by making additional offerings of debt securities.

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

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The common stock of the Company is traded in the NASDAQ Global Market under the symbol “CZFC.” Trading volume in the Company’s common stock is light. As of March 7, 2019, there were approximately 772 beneficial owners of the Company’s common stock, including 104 shareholders of record and, to the best knowledge of the Company,  approximately 668 beneficial owners whose shares are held by securities brokers-dealers or other nominees.

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

Overview of 2018

Significant developments for the year ended December 31, 2018 were:

•	Net income increased 17.9% or $731,000, from a net income of $4.09 million in 2017 to $4.82 million in 2018. Earnings per diluted common share was $1.89, a company record.

•

The Company recorded a provision for income tax expense of $1.12 million in 2018 compared to $2.35 million in 2017.  On December 22, 2017, President Trump signed “H.R.1”, which among other items reduced the federal corporate tax rate to 21% effective January 1, 2018.

•

Net interest margin declined 18 basis points during 2018 to 3.52% for 2018 compared to 3.70% for 2017. The Company’s net interest margin decreased primarily due to an increase in the cost of interest-bearing liabilities which exceeded the increase in the yield on earning assets.

•	Credit quality remained strong as nonperforming assets totaled $1.3 million, or 0.27% of total assets at December 31, 2018, compared to $1.3 million, or 0.29% of total assets at December 31, 2017.

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

For the year ended December 31, 2018, net interest income was $15.7 million, an increase of $188,000, or 1.2%, from net interest income of $15.6 million in 2017. However the net interest margin decreased due to an increase in the cost of average interest bearing liabilities exceeding the increase in yield on interest earning assets.

Interest rates increased 100 basis points during 2018, as the Federal Reserve increased the target federal funds rate 25 basis points at their meetings in March, June, September and December.  The prime rate increased from 4.50% to 5.50% in 2018.

Net Interest Analysis Summary

	2018	2017

Average yield on interest earning assets	4.52%	4.41%
Average rate on interest bearing liabilities	1.20%	0.85%
Net interest spread	3.32%	3.56%
Net interest margin	3.52%	3.70%

Our average interest-earning assets were $450.2 million for 2018, compared with $427.5 million for 2017, a $22.7 million, or 5.3% increase primarily attributable to an increase in average loans and fed funds sold.  Average loans were $379.7 million for 2018, compared with $365.0 million for 2017, an increase of $14.7 million, or 4.0%.  Our total interest income on a tax-equivalent basis increased 8.0% to $20.3 million for 2018, compared with $18.8 million for 2017.  The change was due primarily to the increased volume of interest-earning assets.

Our average interest-bearing liabilities increased $16.4 million, or 4.6%, to $374.0 million for 2018, compared with $357.6 million for 2017.  Our total interest expense increased $1.4 million, or 47.6%, to $4.5 million for 2018, compared with $3.0 million during 2017.  The change was due primarily to an increase in the rates and volume of FHLB borrowings and an increase in the rate on interest-bearing deposits.

The following table sets forth for the years ended December 31, 2018 and 2017 information regarding average balances of assets and liabilities as well as the amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  We have calculated the yields and costs for the periods indicated by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)      Year Ended December 31,

	2018			2017
	Average	Income/	Average	Average	Income/	Average
Year ended December 31,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$5,955	$119	2.00%	$—	$—	—%
Interest-bearing deposits in other financial institutions	16,438	325	1.98%	13,132	169	1.29%
Available-for-sale securities (1)
Taxable	29,852	714	2.39%	28,656	576	2.01%
Nontaxable	16,267	486	2.99%	18,589	743	4.00%
Federal Home Loan Bank stock	2,062	121	5.87%	2,046	102	4.99%
Loans receivable (2)	379,663	18,565	4.89%	365,028	17,246	4.72%
Total interest earning assets	450,237	20,330	4.52%	427,451	18,836	4.41%
Non-interest earning assets	27,387			27,446
Total Assets	$477,624			$454,897

Interest-bearing liabilities:
NOW accounts	$125,611	$869	0.69%	$119,991	$580	0.48%
Money market accounts	35,878	$309	0.86%	$31,008	$201	0.65%
Savings accounts	21,907	38	0.17%	21,833	39	0.18%
Time deposits	145,058	2,296	1.58%	143,336	1,620	1.13%
Total interest-bearing deposits	328,454	3,512	1.07%	316,168	2,440	0.77%
Borrowings	40,559	776	1.91%	36,381	454	1.25%
Subordinated debentures	5,000	195	3.90%	5,000	144	2.88%
Total interest-bearing liabilities	374,013	4,483	1.20%	357,549	3,038	0.85%
Non-interest bearing deposits	53,721			50,694
Other liabilities	2,290			2,220
Total liabilities	430,024			410,463
Stockholders’ equity	47,600			44,434
Total Liabilities and Stockholders’ Equity	$477,624			$454,897
Net interest income		$15,847			$15,798

Net interest spread (1)			3.32%			3.56%
Net interest margin (1) (3)			3.52%			3.70%
Return on average assets ratio			1.01%			0.90%
Return on average equity ratio			10.13%			9.20%
Average equity to assets ratio			9.97%			9.77%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 34.0% for 2017 and 21.0% for 2018.

(2)	Average loans include nonperforming loans. Interest income includes interest and fees on loans, but does not include interest on loans 90 days or more past due.

(3)	Net interest income as a percentage of average interest-earning assets.

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

	(Dollars in Thousands)
	Twelve Months Ended December 31, 2018
	Vs. 2017
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	—	119	119
Interest-bearing deposits in other financial institutions	113	43	156
Available-for-sale securities:
Taxable	114	24	138
Nontaxable (1)	(164)	(93)	(257)
Federal Home Loan Bank stock	18	1	19
Loans, net	628	691	1,319
Total Net Change in income on interest-earning assets	709	785	1,494

Interest-bearing liabilities:
NOW Accounts	262	27	289
Money market accounts	76	32	108
Savings accounts	(1)	0	(1)
Time deposits	657	19	676
FHLB and other borrowings	270	52	322
Subordinated debentures	51	—	51
Total Net Change in expense on interest-earning liabilities	1,315	130	1,445
Net change in net interest income	(606)	655	49
Percentage Change	-1235.8%	1335.8%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 34.0% for 2017 and 21% for 2018.

Provision for Loan Losses

The provision for loan losses for 2018 was $160,000, or 0.04% of average loans, compared to a credit of ($150,000), or (0.04%) of average loans during 2017.  We had net charge-offs totaling $511,000 during 2018, compared to net recoveries of ($20,000) during 2017.  We consider the size, volume and credit quality of the loan portfolio as well as recent economic and other external influences to record the allowance for loan losses and provision for loan losses that is directionally consistent with our loan portfolio.

Non-interest Income

Non-interest income increased 1.6%, or $57,000 in 2018. This is primarily due to an increase in other service charges and fees of  $56,000 and non-deposit brokerage fees of $54,000, offset by gains on the sale of securities of $48,000 in the prior year compared to $0 in the current year. The following table shows the detailed components of non-interest income:

	(Dollars in Thousands)
			Increase
	2018	2017	(Decrease)
Service charges on deposit accounts	$1,230	$1,237	$(7)
Other non-interest income	1,226	1,170	56
Gain on sale of mortgage loans held for sale	320	317	3
Non-deposit brokerage fees	419	365	54
Lease income	236	237	(1)
Bank-owned life insurance	177	177	—
Gain on the sale of available-for-sale securities	—	48	(48)
	$3,608	$3,551	$57

Non-interest Expense

Non-interest expense increased 3.3%, or $427,000, from $12.8 million in 2017 to $13.2 million in 2018. This is primarily due to an increase of $359,000 in personnel expenses, $99,000 in professional fees and $103,000 in other expenses, offset by a decrease of $101,000 in data processing services.

The increases and decreases in expense in 2018 by major categories are as follows:

	(Dollars in Thousands)
			Increase
	2018	2017	(Decrease)
Personnel expense	$7,161	$6,802	$359
Net occupancy expense	1,778	1,804	(26)
Advertising and public relations	359	337	22
Professional fees	646	547	99
Data processing services	809	910	(101)
Franchise shares and deposit tax	480	484	(4)
FDIC insurance	172	197	(25)
Other	1,844	1,741	103
	$13,249	$12,822	$427

Income Taxes

The Company recorded a provision for income tax expense of $1.13 million in 2018 compared to $2.35 million in 2017.  The 2017 income tax provision was impacted by the revaluation of the Company’s net deferred tax assets and liabilities related to federal tax reform legislation enacted during the fourth quarter of 2017.  The revaluation resulted in a net tax expense of $401,000 during the fourth quarter of 2017.  The revaluation of the Company’s deferred tax assets and liabilities at year-end 2017 was based on reasonable estimates by the Company of certain income tax effects of the new federal tax reform legislation.

Income tax expense was calculated using the Company’s expected effective rate for 2018 and 2017.  Deferred taxes arise from temporary differences, which are items recorded for financial statement purposes in a different period than for income tax returns.  Our statutory federal tax rate was 21.0% in 2018 and 34.0% in 2017.  The effective tax rate for 2018 was 18.9%, compared to 36.5% for 2017.  The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities and income on bank owned life insurance.  See Note 11 to the Company’s consolidated financial statements for additional details relative to the Company’s income tax provision.

Balance Sheet Review

Our assets at December 31, 2018 totaled $476.0 million, compared with $465.4 million at December 31, 2017, an increase of $10.6 million, or 2.3%.   Loans decreased $2.7 million, or 0.7%, from December 31, 2017 to December 31, 2018.  Deposits increased $16.3 million, or 4.4%, from December 31, 2017 to December 31, 2018.  Borrowings from the Federal Home Loan Bank decreased $10.0 million, or 25.0%, from December 31, 2017 to December 31, 2018.  Average assets increased 5.0% or $22.7 million, from $454.9 million in 2017 to $477.6 million in 2018.

Loans

Total loans averaged $379.7 million in 2018, compared to $365.0 million in 2017.  At year-end 2018, loans totaled $371.5 million, compared to $374.2 million at year-end 2017, an decrease of $2.7 million, or 0.7%.  We experienced increases in the commercial and agricultural and residential real estate portfolios in 2018.  The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	December 31, 2018		December 31, 2017
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$61,551	16.57%	$61,221	16.36%
Commercial real estate	217,629	58.57%	226,834	60.61%
Residential real estate	88,797	23.90%	82,230	21.97%
Consumer	3,567	0.96%	3,954	1.06%
	$371,544	100.00%	$374,239	100.00%

Our commercial real estate loans include financing for industrial developments, residential developments, retail shopping centers, industrial buildings, restaurants, and hotels.  The percentage distribution of our loans by industry as of December 31, 2018 and 2017 is shown in the following table:

	2018	2017

Agriculture, forestry, and fishing	8.14%	8.62%
Construction	7.85%	7.80%
Manufacturing	2.90%	2.79%
Transportation, communication, electric, gas, and sanitary services	4.09%	3.71%
Wholesale trade	2.39%	3.21%
Retail trade	3.55%	3.06%
Finance, insurance, and real estate	29.73%	32.82%
Services	16.18%	14.75%
Public administration	0.31%	0.21%
Total commercial and commercial real estate	75.14%	76.97%
Residential real estate loans	23.90%	21.97%
Other consumer loans	0.96%	1.06%
Total loans	100%	100%

The majority of our loans are to customers located in south central Kentucky and central Tennessee.  As of December 31, 2018, the Company’s 20 largest credit relationships (which could involve more than a single borrower) consisted of loans and loan commitments ranging from $4.7 million to $14.7 million.  The aggregate amount of these credit relationships was $107.3 million, with total commitments of $123.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law. Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at December 31, 2018.

As of December 31, 2018, we had $17.2 million of participations in loans purchased from, and $12.3 million of participations in loans sold to, other banks. As of December 31, 2017, we had $18.6 million of participations in loans purchased from, and $17.0 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of our loan portfolio as of December 31, 2018.  Maturities are based upon contractual terms.  Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of December 31, 2018	Year	Years	Years	Total
Commercial and agricultural	$22,145	$34,511	$4,895	$61,551
Commercial real estate	37,792	120,411	59,426	217,629
Residential real estate	9,180	40,091	39,526	88,797
Consumer	791	2,727	49	3,567
Total	$69,908	$197,740	$103,896	$371,544

The table below presents loans outstanding as of December 31, 2018 with maturities greater than one year categorized by fixed and variable interest rates:

(Dollars in
As of December 31, 2018	Thousands)
Fixed Rate	$213,094
Variable Rate	88,542
Total maturities greater than one year	$301,636

Asset and Liability Management

We manage our assets and liabilities to provide a consistent level of liquidity to accommodate normal fluctuations in loans and deposits. The yield on approximately 32.7% of our earning assets as of December 31, 2018, adjusts simultaneously with changes in an external index, primarily the highest prime rate as quoted in the Wall Street Journal.  A majority of our interest bearing liabilities have been issued with fixed terms and can only be repriced at maturity. The prime rate increased four times during 2018 after increasing three times in 2017.  The prime rate increased to 4.50% in December, 2017 and increased to 4.75% in March 2018, to 5.00% in June 2018, to 5.25% in September 2018 and to 5.50% in December 2018.  The yield on our earning assets increased during 2018 but the cost of our interest bearing liabilities for the year ended 2018 increased more. This caused the net interest margin to decrease 18 basis points from the prior year end.  If interest rates stabilize for a period of time, the difference between interest earning assets and interest bearing liabilities will tend to stabilize. In a stable rate environment, our net interest margin will be impacted by, among other factors, a change in the mix of earning assets, with our deposit growth being invested in an interest bearing sweep account, investment securities or loans.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  At December 31, 2018, the allowance was $4.4 million, compared to $4.7 million at December 31, 2017. The ratio of the allowance for loan losses to total loans at December 31, 2018 was 1.18%, compared to 1.26% at December 31, 2017. The following table sets forth an analysis of our allowance for loan losses for the years ended December 31, 2018 and 2017.

	(Dollars in Thousands)
	2018	2017
Balance at beginning of year	$4,724	$4,854
Provision (credit) for loan losses	160	(150)
Amounts charged off:
Commercial	37	17
Commercial real estate	468	—
Residential real estate	43	—
Consumer	11	26
Total loans charged off	559	43

Recoveries of amounts previously charged off:
Commercial	5	31
Commercial real estate	1	1
Residential real estate	41	14
Consumer	1	17
Total recoveries	48	63
Net charge-offs (recoveries)	511	(20)
Balance at end of year	$4,373	$4,724

Total loans, net of unearned income:
Average	$379,663	$365,028
At December 31	$371,544	$374,239
As a percentage of average loans:
Net charge-offs (recoveries)	0.13%	(0.01)%
Provision (credit) for loan losses	0.04%	(0.04)%

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated.  This allocation is not intended to suggest how actual losses may occur.

	(Dollars in Thousands)
	December 31, 2018		December 31, 2017
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Commercial and agricultural	$592	16.57%	633	16.36%
Commercial real estate	3,122	58.57%	3,515	60.61%
Residential real estate loans	611	23.90%	554	21.97%
Consumer and other loans	9	0.96%	10	1.06%
Unallocated	39	0.00%	12	—%
Total allowance for loan losses	$4,373	100.00%	$4,724	100.00%

We maintain a modest unallocated amount in the allowance to recognize the imprecision in estimating and measuring losses when evaluating allocations for individual loans or pools of loans. Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.  The unallocated portion of the allowance increased from $12,000 at December 31, 2017 to $39,000 at December 31, 2018.

The following table sets forth selected asset quality amounts and ratios for the periods indicated:

	(Dollars in Thousands)
	December 31, 2018	December 31, 2017
Non-accrual loans	$96	$27
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	1,202	1,317
Total non-performing loans	1,298	1,344
Other real estate owned	—	—
Total non-performing assets	$1,298	$1,344

Non-performing loans to total loans	0.35%	0.36%
Non-performing assets to total assets	0.27%	0.29%
Net charge-offs (recoveries) YTD	$511	$(20)
Net charge-offs (recoveries) YTD to average YTD total loans, annualized	0.13%	(0.01)%
Allowance for loan losses to non-performing loans	336.90%	351.49%
Allowance for loan losses to total loans	1.18%	1.26%

Non-performing assets totaled $1.3 million at December 31, 2018 and December 31, 2017. Changes to the non-performing assets included the charge off of a $27,000 loan and paydowns of $115,000, offset by the addition of $97,000 in residential real estate loans.

Non-performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and non-current restructured loans. Non-performing assets are defined as non-performing loans, other real estate owned, and repossessed assets. The non-performing loan total at year-end 2018 consisted of four non-accrual loans totaling $1.3 million and no loans over 90 days past due that are still accruing.  No other real estate was owned at December 31, 2018.

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

We believe that the allowance for loan losses at December 31, 2018, provides for probable incurred credit losses in the loan portfolio as of that date.  That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.  In addition, bank regulatory authorities, as a part of their periodic examinations, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could require us to make additional provisions in the future.

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds.

The investment securities portfolio is comprised primarily of U.S. Government agency securities, mortgage-backed securities, and securities of state and political subdivisions (municipal securities) that are both taxable and tax-exempt.  Securities are all classified as available-for-sale. The investment portfolio decreased by $1.5 million, or 3.1%, to $47.1 million at December 31, 2018, compared with $48.6 million at December 31, 2017.

The tables below present the maturities and yield characteristics of securities as of December 31, 2018 and 2017. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2018	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$56	$2,495	$5,978	$—	$8,529	$8,440
Agency mortgage-backed securities: (1)	—	19,287	1,353	—	20,640	20,300
Municipal securities	2,573	6,680	4,882	2,731	16,866	16,728
Trust preferred security	—	—	—	1,893	1,893	1,630
Total available-for-sale securities	$2,629	$28,462	$12,213	$4,624	$47,928	$47,098

Percent of total	5.49%	59.38%	25.48%	9.65%	100.00%

Weighted average yield(2)	2.17%	2.56%	3.11%	3.86%	2.81%

(1)	Agency mortgage backed securities (residential) are grouped into average lives based on December 2018 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax-equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2017	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$1,000	$998	$—	$—	$1,998	$1,977
Agency mortgage-backed securities: (1)	12	18,981	7,031	—	26,024	25,811
Municipal securities	1,963	8,375	6,224	2,819	19,381	19,388
Trust preferred security	—	—	—	1,889	1,889	1,440
Total available-for-sale securities	$2,975	$28,354	$13,255	$4,708	$49,292	$48,616

Percent of total	6.04%	57.52%	26.89%	9.55%	100.00%

Weighted average yield(2)	3.03%	2.45%	3.15%	3.59%	2.79%

(1)	Agency mortgage backed securities (residential) are grouped into average lives based on December 2017 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securitiesare calculated on a full tax-equivalent basis.

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

Deferred Tax Assets

We have a net deferred tax asset of $545,000 at December 31, 2018 compared to $670,000 at December 31, 2017. On December 22, 2017, President Trump signed “H.R.1”, which among other items reduces the federal corporate tax rate to 21% effective January 1, 2018.  As a result, the Company’s net deferred tax assets were revalued based on the income tax rates at which they are expected to reverse in the future, which is generally 21%.  We evaluate this asset on a quarterly basis.  To the extent we believe it is more likely than not that it will not be utilized, we will establish a valuation allowance to reduce its carrying amount to the amount it expects to be realized.  At December 31, 2018, no valuation allowance has been established against the outstanding deferred tax asset.  The deferred tax asset will be utilized as taxable income is generated in future years.

Deposits

We offer traditional deposit products, including non-interest-bearing and interest-bearing checking (or NOW accounts), commercial checking, money market accounts, savings accounts and certificates of deposit.  We compete for deposits through our branch network with competitive pricing and advertising.

Total deposits averaged $382.2 million during 2018, an increase of $15.3 million, or 4.2%, compared to $366.9 million during 2017.  Average deposits increased during the year and the cost of funds increased as deposits matured and were renewed at higher rates.  Deposits at December 31, 2018 totaled $388.6 million, an increase of $16.3 million from the prior year end.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  We also utilize a deposit listing service. There were $14.8 million in brokered deposits at December 31, 2018 compared to $18.1 million at December 31, 2017.

At December 31, 2018, our ten largest customers accounted for approximately $62.8 million, or 16.8%, of total deposits whereas, at December 31, 2017, ten customers accounted for approximately $49.4 million, or 13.3% of total deposits in

2017. The weighted average cost of deposits, including the average of noninterest bearing demand deposits, for the years ended December 31, 2018 and 2017 is listed below:

	(Dollars in Thousands)
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
Noninterest bearing demand	$53,721	—%	$50,694	—%
Interest bearing demand	125,611	0.69%	119,991	0.48%
Savings and money market	57,785	0.60%	52,841	0.45%
Time	145,058	1.58%	143,336	1.13%
	$382,175	0.92%	$366,862	0.67%

Liquidity, Other Borrowings, and Capital Resources

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate.  Rates vary based on the term to repayment. Total advances as of December 31, 2018 were $30.0 million.

At December 31, 2018, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of December 31, 2018 or 2017.

We issued $5.0 million in subordinated debentures in October 2006.  These subordinated debentures bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our interest rate as of December 31, 2018 was 4.05%, and at December 31, 2017 was 2.99%.

Information regarding our borrowings as of December 31, 2018 and 2017 is presented below:

	(Dollars in Thousands)
	2018	2017
Borrowed funds:
Balance at year end	$30,000	$40,000
Weighted average rate at year end	2.37%	1.46%
Average balance during the year	$40,559	$32,696
Weighted average rate during the year	1.91%	1.36%
Maximum month-end balance	$50,000	$41,000
Subordinated debentures:
Balance at year end	$5,000	$5,000
Weighted average rate at year end	4.05%	2.99%
Average balance during the year	$5,000	$5,000
Weighted average rate during the year	3.88%	2.94%
Maximum month-end balance	$5,000	$5,000
Total borrowings:
Balance at year end	$35,000	$45,000
Weighted average rate at year end	2.61%	1.63%
Average balance during the year	$45,559	$37,696
Weighted average rate during the year	2.13%	1.57%
Maximum month-end balance	$55,000	$46,000

Capital

Stockholders’ equity was $50.0 million on December 31, 2018, an increase of $4.2 million, or 9.2%, from $45.8 million on December 31, 2017.  A common dividend of $0.27 per share was paid in 2018 compared to $0.18 per share in 2017. The book value per common share and tangible book value per common share ratios were $19.71 and $18.07, respectively, at December 31, 2018 compared to $18.14 and $16.47, respectively, at December 31, 2017.

The tangible common equity ratio increased to 9.72% as of December 31, 2018 compared to 9.02% at December 31, 2017 as a result of the increase in retained earnings.

	(In Thousands, Except Per Share Data and ratios)
	December 31,	December 31,
Regulation G Non-GAAP Reconciliation:	2018	2017

Total shareholders’ equity (a)	$50,019	$45,834
Less:
Goodwill	(4,097)	(4,097)
Intangible assets	(53)	(124)
Tangible common equity (b)	45,869	41,613

Total assets (c)	475,982	465,382
Less:
Goodwill	(4,097)	(4,097)
Intangible assets	(53)	(124)
Tangible assets (d)	$471,832	$461,161
Shares outstanding (in thousands) (e)	2,538	2,526

Book value per common share (a/e)	$19.71	$18.14
Tangible book value per common share (b/e)	$18.07	$16.47
Equity to assets ratio (a/c)	10.51%	9.85%
Tangible equity ratio (b/d)	9.72%	9.02%
Common equity ratio (a/c)	10.51%	9.85%
Tangible common equity ratio (b/d)	9.72%	9.02%

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules also establish a “capital conservation buffer” of 2.5% to be phased in over a multi-year period, above the new regulatory minimum risk-based capital ratio. The buffer as of December 31, 2018 is 1.875%. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  We believe as of December 31, 2018, the Company and the Bank met all capital adequacy requirements to which it is subject.

Capital ratios as of December 31, 2018, and 2017 (calculated in accordance with regulatory guidelines) were as follows:

	December 31, 2018				December 31, 2017
	Tier I Risk- based Capital	Total Risk- based Capital	Common Equity Tier I Capital	Tier I Leverage	Tier I Risk- based Capital	Total Risk- based Capital	Common Equity Tier I Capital	Tier I Leverage

Consolidated	13.19%	14.30%	11.92%	11.05%	11.88%	13.07%	10.68%	10.31%

Citizens First Bank, Inc.	12.92%	14.03%	12.92%	10.82%	11.67%	12.86%	11.67%	10.14%

Regulatory minimum	4.00%	8.00%	4.50%	4.00%	4.00%	8.00%	4.50%	4.00%

Well-capitalized minimum	6.00%	10.00%	6.50%	5.00%	6.00%	10.00%	6.50%	5.00%

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018:

	(Dollars in Thousands)
December 31, 2018	One year or less	More than one year but less than three years	More than three years but less than five years	Five years or more	Total
Time deposits	$78,957	$49,766	$12,118	$—	$140,841
FHLB advances	12,000	15,000	3,000	—	30,000
Subordinated debentures	—	—	—	5,000	5,000
Lease commitments	425	696	378	183	1,682
	$91,382	$65,462	$15,496	$5,183	$177,523

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

At December 31, 2018, unfunded commitments to extend credit and unused lines of credit totaled $60.2 million, of which $15.0 million were at fixed rates and $44.7 million were at variable rates.  At December 31, 2017, unfunded commitments to extend credit and unused lines of credit totaled $53.7 million, of which $19.4 million were at fixed rates and $34.3 million were at variable rates. We evaluate each client’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment, and commercial and residential real estate.

We had letters of credit totaling $1.3 million at December 31, 2018 and 2017. The credit risk and collateral involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Since most of the letters of credit are expected to expire without being drawn upon, they do not necessarily represent future cash requirements.

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

The following illustrates the effects on net interest income of an immediate shift in market interest rates from the earnings simulation model as of December 31, 2018:

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$20,466	$3,587	21.25%
+300	19,807	2,928	17.35%
+200	18,984	2,105	12.47%
Base	16,879	—	—%
(200)	14,583	(2,296)	(13.60)%

As of December 31, 2018, our balance sheet was in an asset-sensitive position and remains in an asset sensitive position for the next four years.  During the asset-sensitive time frame, an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.  The Company’s interest rate risk position is also impacted by the activation of floors on variable rate loans subject to repricing during the time frame.

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

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of the Company and report of independent accountants are included herein:

•	Report of Independent Registered Public Accounting Firm, Crowe LLP

•	Consolidated Balance Sheets - December 31, 2018 and 2017

•	Consolidated Statements of Income and Comprehensive Income - Years Ended December 31, 2018 and 2017

•	Consolidated Statements of Changes in Stockholders’ Equity - Years Ended December 31, 2018 and 2017

•	Consolidated Statements of Cash Flows - Years Ended December 31, 2018 and 2017

•	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Citizens First Corporation

Bowling Green, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Citizens First Corporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2005.

Louisville, Kentucky

March 7, 2019

Citizens First Corporation

Consolidated Balance Sheets

December 31

	(In Thousands, Except Share Data)
	December 31,	December 31,
	2018	2017

Assets
Cash and due from financial institutions	$8,875	$6,444
Federal funds sold	10,000	—
Cash and cash equivalents	18,875	6,444
Interest-bearing deposits in other financial institutions	16,010	13,532
Available-for-sale securities	47,098	48,616
Loans held for sale	269	427
Loans, net of allowance for loan losses of $4,373 and $4,724 at December 31, 2018 and December 31, 2017, respectively	367,171	369,515
Premises and equipment, net	8,861	9,140
Bank owned life insurance (BOLI)	8,705	8,528
Federal Home Loan Bank (FHLB) stock, at cost	2,065	2,053
Accrued interest receivable	1,683	1,681
Deferred income taxes	545	670
Goodwill and other intangible assets	4,150	4,221
Other assets	550	555
Total assets	$475,982	$465,382
Liabilities
Deposits
Noninterest bearing	$55,006	$53,259
Savings, NOW and money market	192,762	175,087
Time	140,841	143,968
Total deposits	388,609	372,314
FHLB advances and other borrowings	30,000	40,000
Subordinated debentures	5,000	5,000
Accrued interest payable	410	285
Other liabilities	1,944	1,949
Total liabilities	425,963	419,548
Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,537,605 shares at December 31, 2018 and 2,526,377 shares at December 31, 2017, respectively	33,309	33,138
Retained earnings	17,365	13,142
Accumulated other comprehensive (loss)	(655)	(446)
Total stockholders’ equity	50,019	45,834
Total liabilities and stockholders’ equity	$475,982	$465,382

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Income and Comprehensive Income

Years Ended December 31

	(In Thousands, Except Per Share Data)
	2018	2017
Interest and dividend income
Loans	$18,565	$17,246
Taxable securities	714	576
Non-taxable securities	384	502
Other	565	271
Total interest and dividend income	20,228	18,595
Interest expense
Deposits	3,512	2,440
FHLB advances	776	454
Subordinated debentures	195	144
Total interest expense	4,483	3,038
Net interest income	15,745	15,557
Provision for loan losses (credit)	160	(150)
Net interest income after provision for loan losses (credit)	15,585	15,707
Non-interest income
Service charges on deposit accounts	1,230	1,237
Other service charges and fees	1,226	1,170
Gain on sale of mortgage loans	320	317
Non-deposit brokerage fees	419	365
Lease income	236	237
BOLI income	177	177
Gain on sale of securities available-for-sale	—	48
Total non-interest income	3,608	3,551
Non-interest expenses
Salaries and employee benefits	7,161	6,802
Net occupancy expense	1,778	1,804
Advertising and public relations	359	337
Professional fees	646	547
Data processing services	809	910
Franchise shares and deposit tax	480	484
FDIC insurance	172	197
Other	1,844	1,741
Total non-interest expenses	13,249	12,822
Income before income taxes	5,944	6,436

Provision for income taxes	1,125	2,347
Net income	4,819	4,089
Dividends and accretion on preferred stock	—	238
Net income available for common stockholders	$4,819	$3,851
Basic earnings per common share	$1.90	$1.68
Diluted earnings per common share	$1.89	$1.60

Comprehensive income (loss), net of tax
Net income	4,819	4,089
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes at 34%	—	(32)
Change in unrealized gain (loss) on available for sale securities, net of taxes at 21% for 2018 and 34% for 2017	(121)	109

Total other comprehensive income (loss)	(121)	77
Comprehensive income	$4,698	$4,166

See Notes to Consolidated Financial Statements.

Citizens First Corporation

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2018 and 2017

In thousands, except share data

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2017	$7,261	$25,920	$9,706	$(523)	$42,364
Net income	—	—	4,089	—	4,089
Conversion of cumulative preferred	(7,077)	7,077	—	—	—
Redemption of cumulative preferred	(184)	(8)	—	—	(192)
Stock based compensation	—	148	—	—	148
Change in accumulated other comprehensive income	—	—	—	77	77
Dividend declared and paid on common stock ($.18 per share)	—	—	(414)	—	(414)
Dividend declared and paid on preferred stock	—	—	(238)	—	(238)
Balance, December 31, 2017	$—	$33,138	$13,142	$(446)	$45,834

				Accumulated Other
	Preferred	Common	Retained	Comprehensive
	Stock	Stock	Earnings	(Loss)	Total
Balance, January 1, 2018	$—	$33,138	$13,142	$(446)	$45,834
Net income	—	—	4,819	—	4,819
Stock based compensation	—	171	—	—	171
Change in accumulated other comprehensive income	—	—	—	(121)	(121)
Dividend declared and paid on common stock ($.27 per share)	—	—	(684)	—	(684)
Reclassification of disproportionate tax effect	—	—	88	(88)	—
Balance, December 31, 2018	$—	$33,309	$17,365	$(655)	$50,019

See Notes to Consolidated Financial Statements

Citizens First Corporation

Consolidated Statements of Cash Flows

Years Ended December 31

	(In Thousands)
	December 31, 2018	December 31, 2017
Operating Activities
Net income	$4,819	$4,089
Items not requiring (providing) cash:
Depreciation	387	438
Provision for loan losses	160	(150)
Amortization of premiums and discounts on securities	204	215
Amortization of core deposit intangible	71	53
Deferred income taxes	157	754
Stock based compensation	171	148
BOLI Income	(177)	(177)
Proceeds from sale of mortgage loans held for sale	15,909	15,581
Origination of mortgage loans held for sale	(15,431)	(15,427)
Gains on sales of available-for-sale securities	—	(48)
Gains on sales of mortgage loans held for sale	(320)	(317)
Loss (gain) on sale of premises and equipment	(16)	(14)
Changes in:
Accrued interest receivable	(2)	(59)
Other assets	(27)	(167)
Accrued interest payable and other liabilities	152	(385)
Net cash provided by operating activities	6,057	4,534
Investing Activities
Loan originations and payments, net	2,184	(14,828)
Increase in interest-bearing deposits in other financial institutions	(2,478)	(2,514)
Purchase of premises and equipment	(115)	(187)
Proceeds from maturities of available-for-sale securities	8,324	8,976
Purchase of available-for-sale securities	(7,163)	(10,594)
Proceeds from sales of available-for-sale securities	—	6,498
Proceeds from sales of premises and equipment	23	14
Purchase of FHLB stock	(12)	(28)
Net cash provided by (used in) investing activities	763	(12,663)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	19,422	2,404
Net change in time deposits	(3,127)	(529)
Proceeds from FHLB advances	25,000	39,000
Repayment of FHLB advances	(35,000)	(34,000)
Redemption of preferred stock	—	(192)
Dividends paid on common stock	(684)	(414)
Dividends paid on preferred stock	—	(238)
Net cash provided by financing activities	5,611	6,031
Increase (Decrease) in Cash and Cash Equivalents	12,431	(2,098)
Cash and Cash Equivalents, Beginning of Year	6,444	8,542
Cash and Cash Equivalents, End of Year	$18,875	$6,444
Supplemental Cash Flows Information
Interest paid	$4,358	$2,973
Income taxes paid	$1,025	$1,745
Conversion of cumulative preferred stock	$—	$7,077

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

The Company provides financial services to individual and corporate customers in Warren, Simpson, Barren and Hart counties in Kentucky and in central Tennessee.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial and consumer loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

Goodwill and Other Intangible Assets–Prior to January 1, 2009, goodwill resulted from business acquisitions and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value in the period identified.  The Company has selected December 31 as the date to perform the annual impairment test. The Company’s assessment did not identify impairment of goodwill as of December 31, 2018 and 2017.

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

Recent Accounting Pronouncements–On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company’s revenues come from interest income related to loans, securities and other sources that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented within non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 for the year ended December 31, 2018 include service charges on deposit accounts of  $1,230, debit card interchange income of $851, and non-deposit brokerage fees of $419. We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record.

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

In February 2016 the FASB issued ASU 2016-02 which establishes the principles to report information about the assets and liabilities that arise from leases.  This new standard changes the way operating leases are accounted for and reflected on the lessee’s balance sheet.  The new standard is intended to increase transparency and comparability by requiring lessees to recognize the financial obligation and right-of-use asset associated with operating leases that have a lease term of more than 12 months on the balance sheet. The Company has four real property operating leases with renewal options that are impacted by this standard. The new standard is effective for reporting periods beginning after December 15, 2018.  The Company will adopt this new accounting standard in the first quarter of 2019.  Based on the leases outstanding at December 31, 2018, the effect of adopting this standard was an approximate $1.9 million increase in assets and liabilities on our Consolidated Balance Sheets.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, which introduces the current expected credit loss (CECL) model and replaces the incurred loss model.  The most significant impact for financial institutions will be to the allowance for loan and lease losses (ALLL).  The standard allows for various expected credit loss estimation methods and is scalable.  This standard is effective for public companies for reporting periods beginning after December 15, 2019.  We continue to attend training sessions, assess our data and system needs,  and have selected a vendor to assist to management with adoption.  The Company expects to recognize a one-time increase to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of this standard on the consolidated financial statements.

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

Reclassifications–Certain reclassifications have been made to the 2017 financial statements to conform to the 2018 financial statement presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Note 2: Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2018
U. S. government agencies and government sponsored entities	$8,529	29	$(118)	$8,440
Agency mortgage-backed securities: residential	20,640	15	(355)	20,300
State and municipal	16,866	57	(195)	16,728
Trust preferred security	1,893	—	(263)	1,630
Total Available-for-Sale Securities	$47,928	$101	$(931)	$47,098

December 31, 2017
U. S. government agencies and government sponsored entities	$1,998	$—	$(21)	$1,977
Agency mortgage-backed securities: residential	26,024	14	(227)	25,811
State and municipal	19,381	143	(136)	19,388
Trust preferred security	1,889	—	(449)	1,440
Total Available-for-Sale Securities	$49,292	$157	$(833)	$48,616

The proceeds from sales of securities and the associated gains are listed below:

	2018	2017
	(Dollars in Thousands)
Sales of available for sale securities
Proceeds	$—	$6,498
Gross gains	—	48
Gross losses	—	—

The tax provision related to the 2017 realized gains was $16,000.

The amortized cost and fair value of investment securities at December 31, 2018 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31, 2018
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,629	$2,630
Due from one to five years	9,175	9,093
Due from five to ten years	10,860	10,780
Due after ten years	4,624	4,295
Agency mortgage-backed: residential	20,640	20,300
Total	$47,928	$47,098

Securities pledged at year end 2018 and 2017 had a carrying amount of $45.3 million and $46.9 million, respectively, and were pledged to secure public deposits.

At year end 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2018 and 2017, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018:
U.S. government agencies and government sponsored entities	$—	$—	$6,243	$(118)	$6,243	$(118)
Agency mortgage-backed: residential	1,029	(2)	15,431	(353)	16,460	(355)
State and municipal	689	(2)	9,445	(193)	10,134	(195)
Trust preferred security	—	—	1,630	(263)	1,630	(263)
Total temporarily impaired	$1,718	$(4)	$32,749	$(927)	$34,467	$(931)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2017:
U.S. government agencies and government sponsored entities	$—	$—	$1,977	$(21)	$1,977	$(21)
Agency mortgage-backed: residential	17,798	(113)	4,754	(114)	22,552	(227)
State and municipal	8,270	(116)	294	(20)	8,564	(136)
Trust preferred security	—	—	1,440	(449)	1,440	(449)
Total temporarily impaired	$26,068	$(229)	$8,465	$(604)	$34,533	$(833)

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

As of December 31, 2018, the Company’s security portfolio consisted of $47.1 million fair value of securities, $34.5 million, or 60 securities, of which were in an unrealized loss position.

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

At December 31, 2018, 28.4% of  the Company’s unrealized losses 12 months or more relate to its investment in an unrated single-issuer trust preferred security.  No impairment charge is being taken as no loss of principal or interest is anticipated.  All principal and interest payments are being received as scheduled.  On a quarterly basis, we evaluate the creditworthiness of the issuer, a bank holding company with operations in the state of Kentucky.  Based on the issuer’s continued profitability and well-capitalized position, we do not deem that there is credit loss.  The decline in fair value is primarily attributable to illiquidity affecting these markets and not the expected cash flows of the individual securities.  We have evaluated the financial condition and near term prospects of the issuer and expect to fully recover our cost basis.  This security continues to pay interest as agreed and future payments are expected to be made as agreed.  This security is not considered to be other-than-temporarily impaired.

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31 include:

	(Dollars in Thousands)
	December 31, 2018	December 31, 2017
Commercial	$61,551	$61,221
Commercial real estate:
Construction	36,829	44,391
Other	180,800	182,443
Residential real estate	88,797	82,230
Consumer:
Auto	841	1,184
Other	2,726	2,770
Total Loans	371,544	374,239
Less: Allowance for loan losses	(4,373)	(4,724)
Net loans	$367,171	$369,515

Activity in the allowance for loan losses was as follows.

	(Dollars in Thousands)
December 31, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$633	$3,515	$554	$10	$12	$4,724
Provision (credit) for loan losses	(9)	74	59	9	27	160
Loans charged-off	(37)	(468)	(43)	(11)	—	(559)
Recoveries	5	1	41	1	—	48
Total ending allowance balance	$592	$3,122	$611	$9	$39	$4,373

	(Dollars in Thousands)
December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$615	$3,628	$527	$14	$70	$4,854
Provision (credit) for loan losses	4	(114)	13	5	(58)	(150)
Loans charged-off	(17)	—	—	(26)	—	(43)
Recoveries	31	1	14	17	—	63
Total ending allowance balance	$633	$3,515	$554	$10	$12	$4,724

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2018 and December 31, 2017.  As of December 31, 2018 and December 31, 2017, accrued interest receivables of $1.4 million and $1.4 million, respectively, are not considered significant for purposes of the disclosure and therefore not included in the recorded investment in loans presented in the following tables. Net deferred loan fees of $303,000 and $363,000, respectively, are included in the following tables.

	(Dollars in Thousands)
December 31, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$48	$—	$—	$—	$48
Collectively evaluated	592	3,074	611	9	39	4,325
Total ending allowance balance	$592	$3,122	$611	$9	$39	$4,373

Loans:
Individually evaluated for impairment	$—	$1,270	$147	$4	$—	$1,421
Collectively evaluated	61,551	216,359	88,650	3,563	—	370,123
Total ending loans balance	$61,551	$217,629	$88,797	$3,567	$—	$371,544

	(Dollars in Thousands)
December 31, 2017	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$45	$—	$—	$—	$45
Collectively evaluated	633	3,470	554	10	12	4,679
Total ending allowance balance	$633	$3,515	$554	$10	$12	$4,724

Loans:
Individually evaluated for impairment	$2	$1,393	$82	$7	$—	$1,484
Collectively evaluated	61,219	225,441	82,148	3,947	—	372,755
Total ending loans balance	$61,221	$226,834	$82,230	$3,954	$—	$374,239

The following table presents information related to impaired loans by class of loans as of and for the years ended December 31, 2018, and 2017.  In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs. In this table presentation the recorded investment of the loans has been reduced by partial net charge-offs. There were no partial net charge-offs as of December 31, 2018.

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$—	$—	$—	$2	$2	$—
Commercial real estate:
Other	1,202	1,202	—	1,317	1,317	—
Residential real estate	147	147	—	82	82	—
Consumer:
Other	4	4	—	7	7	—
Subtotal	$1,353	$1,353	$—	$1,408	$1,408	$—

With an allowance recorded:
Commercial real estate:
Other	$68	$68	$48	$76	$76	$45
Subtotal	$68	$68	$48	$76	$76	$45
Total	$1,421	$1,421	$48	$1,484	$1,484	$45

Information on impaired loans for the years ended December 31, 2018 and 2017 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2018			December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$—	$—	$—	$4	$—	$—
Commercial real estate:
Other	1,331	71	4	739	6	6
Residential real estate	150	5	6	85	3	3
Consumer:
Other	4	—	—	9	1	1
Total	$1,485	$76	$10	$837	$10	$10

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and December 31, 2017:

	(Dollars in Thousands)		(Dollars in Thousands)
	December 31, 2018		December 31, 2017
	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual

Commercial real estate:
Other	—	1,202	—	1,317
Residential real estate	—	96	—	27
Total	$—	$1,298	$—	$1,344

The following tables present the aging of the recorded investment in past due loans as of December 31, 2018 and 2017 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2018
Commercial	$—	$11	$—	$11	$61,540	$61,551
Commercial real estate:
Construction	—	—	—	—	36,829	36,829
Other	—	—	—	—	180,800	180,800
Residential real estate	—	37	97	134	88,663	88,797
Consumer:
Auto	—	—	—	—	841	841
Other	5	—	—	5	2,721	2,726
Subtotal	$5	$48	$97	$150	$371,394	$371,544

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2017
Commercial	$9	$—	$—	$9	$61,212	$61,221
Commercial real estate:
Construction	—	—	—	—	44,391	44,391
Other	—	—	—	—	182,443	182,443
Residential real estate	90	—	27	117	82,113	82,230
Consumer:
Auto	—	—	—	—	1,184	1,184
Other	3	—	—	3	2,767	2,770
Subtotal	$102	$—	$27	$129	$374,110	$374,239

Troubled Debt Restructurings

The Company reported total troubled debt restructurings of $1.3 million and $1.5 million as of December 31, 2018 and 2017, respectively.  The Company has no commitments to lend additional amounts as of December 31, 2018 and 2017 to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are evaluated along with other impaired loans.  Of the five loans reported as troubled debt restructurings (TDRs) at December 31, 2018 three loans totaling $123,000 were on accrual status and two loans totaling $1.2 million were on nonaccrual status.

During the years ending December 31, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. No troubled debt restructurings were charged off during 2018 or 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ending December 31, 2018 and 2017:

		(Dollars in Thousands)			(Dollars in Thousands)
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	December 31, 2018			December 31, 2017
Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$5	$5
Commercial real estate:
Other	—	—	—	2	1,245	1,326
Total	—	$—	$—	3	$1,250	$1,331

The troubled debt restructurings referenced in the above table had no effect on the allowance for loan losses and resulted in no payment defaults or charge-offs during the year ending December 31, 2018. The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no payment defaults or charge-offs during the year ending December 31, 2018. Specific allocations of $48,000 and $45,000 were reported for troubled debt restructurings as of December 31, 2018 and 2017.

The terms of certain other loans were modified during the years ending December 31, 2018 and 2017 that did not meet the definition of a troubled debt restructuring.  These loans have a total recorded investment as of December 31, 2018 of $24.9 million and December 31, 2017 of $25.9 million.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of December 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans were as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial	$60,961	$—	$590	$—	$61,551
Commercial real estate:
Construction	36,829	—	—	—	36,829
Other	179,419	—	1,381	—	180,800
Residential real estate	88,664	—	133	—	88,797
Consumer:
Auto	841	—	—	—	841
Other	2,719	—	7	—	2,726
Total	$369,433	$—	$2,111	$—	$371,544

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial	$60,306	$—	$915	$—	$61,221
Commercial real estate:
Construction	44,391	—	—	—	44,391
Other	178,462	703	3,278	—	182,443
Residential real estate	82,148	55	27	—	82,230
Consumer:
Auto	1,184	—	—	—	1,184
Other	2,762	—	8	—	2,770
Total	$369,253	$758	$4,228	$—	$374,239

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

Assets measured at fair value on a recurring basis are summarized below.

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	December 31, 2018			December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$8,440	—	—	$1,977	—
Agency mortgage-backed securities-residential	—	20,300	—	—	25,811	—
State and municipal	—	16,728	—	—	19,388	—
Trust preferred security	—	—	1,630	—	—	1,440
Corporate bonds	—	—	—	—	—	—
Total investment securities	$—	$45,468	$1,630	$—	$47,176	$1,440

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31:

	Trust Preferred Security
	2018	2017

Balance of recurring Level 3 assets at January 1	$1,440	$1,240
Total gains or (losses) for the period included in other comprehensive income	190	200
Balance of recurring Level 3 assets at December 31	$1,630	$1,440

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 and 2017 are as follows:

		Fair Value Measurements at
		December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from financial institutions	$8,875	$8,875	$—	$—	$8,875
Federal funds sold and interest-bearing deposits in other financial institutions	26,010	26,010	—	—	26,010
Available-for-sale-securities	47,098	—	45,468	1,630	47,098
Loans, net of allowance	367,171	—	—	357,877	357,877
Loans held for sale	269	—	274	—	274
Accrued interest receivable	1,683	13	255	1,415	1,683
Federal Home Loan Bank stock	2,065	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$247,768	$247,768	$—	$—	$247,768
Time deposits	140,841	—	138,869	—	138,869
FHLB advances	30,000	—	29,837	—	29,837
Subordinated debentures	5,000	—	—	2,722	2,722
Accrued interest payable	410	17	339	54	410

		Fair Value Measurements at
		December 31, 2017
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from financial institutions	$6,444	$6,444	$—	$—	$6,444
Interest-bearing deposits in other financial institutions	13,532	13,532	—	—	13,532
Available-for-sale-securities	48,616	—	47,176	1,440	48,616
Loans, net of allowance	369,515	—	—	367,159	367,159
Loans held for sale	427	—	435	—	435
Accrued interest receivable	1,681	18	234	1,429	1,681
Federal Home Loan Bank stock	2,053	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$228,346	$228,346	$—	$—	$228,346
Time deposits	143,968	—	142,440	—	142,440
FHLB advances	40,000	—	39,776	—	39,776
Subordinated debentures	5,000	—	—	2,543	2,543
Accrued interest payable	285	14	232	39	285

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.
(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.
(c)	FHLB Stock: It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.
(d)

Loans, net: At December 31, 2018, fair values of loans, excluding loans held for sale, are determined using an estimated exit price. Contractual cash flow estimates are projected using a loan's balance, interest rate, repricing characteristics, maturity and payment amounts. Loans are grouped into homogenous pools for valuation purposes based on type and credit risk metrics. Contractual cash flows are adjusted for potential prepayment estimates, as well as potential defaults over the expected life of each pool. A discount rate is determined based upon current financial conditions and the nature of the cash flow forecast. The resulting exit price for the portfolio is a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

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

(g)	Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a classification consistent with the asset/liability they are associated with.

Note 5: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	(Dollars in Thousands)
	2018	2017

Land and land improvements	$3,233	$3,233
Buildings and improvements	7,994	7,994
Leasehold improvements	307	307
Furniture and fixtures	873	849
Equipment and software	2,964	3,103
Automobiles	72	72
	15,443	15,558
Less accumulated depreciation	(6,582)	(6,418)
	$8,861	$9,140

Depreciation and amortization expense totaled $387,000 in 2018 and $438,000 in 2017.

Operating Leases

The Company leases certain branch properties and equipment under operating leases. Rent expense was $427,000 for 2018 and $422,000 for 2017.  Rent commitments, before considering renewal options that generally are present, were as follows (in thousands):

(Dollars In
Thousands)
2019	$425
2020	363
2021	333
2022	217
2023	161
Thereafter	183
$1,682

Note 6: Goodwill and Intangible Assets

Goodwill

Management performs a goodwill impairment analysis on an annual basis, or more frequently if circumstances warrant. We engaged a third party firm to evaluate goodwill. We performed our annual goodwill impairment analysis in 2018 and 2017 which indicated no impairment.  Goodwill balance was $4.1 million at year end 2018 and 2017.

Acquired Intangible Assets

Acquired intangible assets were as follows at year end:

	(Dollars in Thousands)
	2018	2017
Core deposit intangibles:
Gross carrying amount	$2,805	$2,805
Accumulated amortization	$(2,752)	$(2,682)

Amortization expense was $71,000 in 2018 and 2017. Estimated amortization expense for each of the next four years:

(Dollars In
Thousands)
2019	$53
2020	—
2021	—
2022	—

Note 7: Deposits

Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $11.0 million and $11.9 million at December 31, 2018 and 2017, respectively. There were $14.8 million in brokered deposits at December 31, 2018 and $18.1 million at December 31, 2017.

At December 31, 2018, the scheduled maturities of time deposits were as follows:

2019	$78,957
2020	41,710
2021	8,056
2022	6,500
2023	5,618
$140,841

Note 8: Federal Home Loan Bank Advances, Letter of Credit

At year-end, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	(Dollars in thousands)
	2018	2017

Matures March 2018, fixed rate at 1.26%	—	3,000
Matures April 2018, fixed rate at 1.05%	—	5,000
Matures April 2018, fixed rate at 1.38%	—	5,000
Matures August 2018, fixed rate at 1.42%	—	5,000
Matures September 2018, fixed rate at 1.51%	—	3,000
Matures September 2018, fixed rate at 1.49%	—	4,000
Matures December 2018, fixed rate at 1.52%	—	5,000
Matures May 2019, fixed rate at 1.72%	3,000	3,000
Matures September 2019, fixed rate at 1.57%	4,000	4,000
Matures December 2019, fixed rate at 2.70%	5,000	—
Matures March 2020, fixed rate at 2.95%	7,000	—
Matures April 2020, fixed rate at 2.70%	3,000	—
Matures January 2020, fixed rate at 2.34%	5,000	—
Matures January 2021, fixed rate at 1.88%	3,000	3,000
Total	$30,000	$40,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $156.3 million and $143.4 million of first mortgage and commercial real estate loans under blanket lien arrangement for both year-end 2018 and 2017.  Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to an additional $44.7 million at year-end 2018.

Payment Information: Required payments over the next five years are

2019	12,000
2020	15,000
2021	3,000
$30,000

Letter of Credit

The Bank has an outstanding standby letter of credit with the Federal Home Loan Bank in the amount of $24.0 million and $7.0 million at December 31, 2018, and December 31, 2017, respectively.  This letter of credit is used for public unit deposit collateralization.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The securities have a stated maturity of thirty years and bear an interest rate of 165 basis points over the 3-month LIBOR rate.  Our interest rate was 4.05% and 2.99% at December 31, 2018 and 2017, respectively.

Note 10: Employee Benefit Plans

The Company sponsors a 401(k) plan covering substantially all employees.  Employees may contribute a portion of their compensation (based on regulatory limitations) with the Company matching 100% of the employee’s contribution up to 4% of the employee’s compensation.  Employer contributions charged to expense for 2018 and 2017 were $218,000 and $214,000, respectively.

Note 11: Income Taxes

The provision for income taxes includes these components:

	(Dollars in Thousands)
	2018	2017

Current	$968	$1,593
Deferred	157	353
2017 Tax Cuts and Jobs Act remeasurement of net deferred tax asset	0	401
Income tax expense	$1,125	$2,347

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

A reconciliation of the income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	(Dollars in Thousands)
	2018	2017
Computed at the statutory rate (21% for 2018 and 34% for 2017)	$1,248	$2,188
Tax-exempt interest	(78)	(197)
Bank owned-life insurance	(37)	(60)
Other	(8)	15
2017 Tax Cuts and Jobs Act remeasurement of net deferred tax asset	—	401
Actual tax expense	$1,125	$2,347

The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	(Dollars in Thousands)
	2018	2017
Deferred tax assets:
Allowance for loan losses	$559	$529
Unrealized losses on available-for-sale securities	174	142
Core deposit intangible	150	176
Stock based compensation plans	37	60
Fair value adjustments related to business combinations	55	55
Accrued compensation expense	119	124
Other	9	9
	1,103	1,095

Deferred tax liabilities:
Goodwill	(325)	(181)
Deferred loan fees/costs	(33)	(33)
FHLB stock dividends	(47)	(47)
Depreciation	(109)	(120)
Accretion on investment securities	(12)	(11)
Other	(32)	(33)
	(558)	(425)
Net deferred tax asset	$545	$670

The deferred tax asset is considered to be realizable based on our analysis of the evidence available. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2018 related to unrecognized tax benefits.

The Company files a consolidated U.S. federal income tax return, Kentucky income and franchise and Tennessee income and franchise tax returns.  These returns are subject to examination by taxing authorities for all years after 2014.

As of December 31, 2018 income taxes receivable were $52,000, and are included in other assets on the Consolidated Balance Sheet. As of December 31, 2017 income taxes payable were $5,000 and are included in other liabilities on the Consolidated Balance Sheet.

Note 12: Related Party Transactions

At December 31, 2018 and 2017, the Bank had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $13.7 million and $16.7 million, respectively. The following table shows the activity in the loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) during the year:

(Dollars in
Thousands)
Beginning balance	$16,704
New loans	888
Repayments	(3,865)
Ending balance	$13,727

Deposits from related parties held by the Bank at December 31, 2018 and 2017, respectively, totaled $4.8 million and $5.1 million, respectively.

Note 13: Stock Based Compensation Plans

The 2015 Incentive Compensation Plan (the “Plan”) provides that the Company may design and structure grants of stock options, stock units, stock appreciation rights, and other stock-based awards for selected individuals in the employ of the Company or the Bank. The Board believes that stock-based and other types of incentive compensation payable in stock and/or cash enables the Company to attract and retain talented employees and provide an incentive for those employees to increase our value. In addition, the Board believes stock ownership is important because it aligns employees’ interests with the interests of shareholders. Performance share units have been granted since 2015. The following performance share units have been issued under the plan:

		Weighted-Average
		Grant-Date
Nonvested Shares	Units	Fair Value
Nonvested at January 1, 2018	23,925	$ 15.23
Granted	4,967	25.21
Vested	9,700	12.30
Foreited	-	-
Nonvested at December 1, 2018	19,192	$ 19.30

As of December 31, 2018, there is $135,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 1.5 years.

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

The fair value of performance units granted is estimated on the date of the grant.  ASC 718 requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest.  For the years ended December 31, 2018 and 2017, employee compensation expense recorded associated with the performance units was $171,000 and $148,000.

Note 14: Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution’s category.

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier I capital to risk-weighted assets and to total assts. For 2018, interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel II rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 1.875% for 2018. The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

The Company’s and Citizens First Bank, Inc.’s actual capital amounts and ratios are also presented in the following table.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Citizens First Bank, Inc.	55,115	14.03%	31,424	8.00%	$39,280	10.00%

Tier I Capital (to Risk-Weighted Assets)
Citizens First Bank, Inc.	50,742	12.92%	23,568	6.00%	31,424	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Citizens First Bank, Inc.	50,742	12.92%	17,676	4.50%	25,532	6.50%

Tier I Leverage Capital to average assets
Citizens First Bank, Inc.	50,742	10.82%	18,764	4.00%	23,455	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to Risk-Weighted Assets)
Citizens First Bank, Inc.	51,112	12.86%	31,802	8.00%	$39,753	10.00%

Tier I Capital (to Risk-Weighted Assets)
Citizens First Bank, Inc.	46,388	11.67%	23,852	6.00%	31,802	8.00%

Common Equity Tier I Capital (to Risk-Weighted Assets)
Citizens First Bank, Inc.	46,388	11.67%	17,889	4.50%	25,839	6.50%

Tier I Leverage Capital to average assets
Citizens First Bank, Inc.	46,388	10.14%	18,301	4.00%	22,876	5.0%

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

Citizens First Bank, Inc. is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  During a profitable year, Citizens First Bank, Inc. could, without prior approval, declare dividends equal to any current and prior two years net profit retained to the date of the dividend declaration. As of December 31, 2018, $8.5 million of retained earnings is available to pay dividends.

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

The following table outlines the contractual amounts of financial instruments (does not include standby letters of credit) with balance-sheet risk at year end, as follows:

	(Dollars in Thousands)
	December 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate

Unfunded commitments	$10,944	$7,429	$13,877	$5,341
Unused lines of credit	4,078	37,230	5,472	28,971

The fixed rate unused lines of credit have interest rates ranging from 2.9% to 21.0% and maturities ranging from 1 month to 28 years.

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

The Bank had total outstanding standby letters of credit amounting to $1.3 million at December 31, 2018 and 2017, with terms generally 24 months or less.

Note 16: Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	(Dollars in Thousands)
	2018	2017
Assets
Cash	$1,109	$835
Investment in Citizens First Bank, Inc.	53,915	49,958
Other assets	245	263
Total Assets	$55,269	$51,056
Liabilities
Borrowings	$5,000	$5,000
Other liabilities	250	222
Total Liabilities	5,250	5,222

Stockholders’ Equity	50,019	45,834
Total stockholders’ equity	50,019	45,834
Total liabilities and stockholders’ equity	$55,269	$51,056

Condensed Statement of Operations

	(Dollars in Thousands)
	2018	2017
Dividend Income	$1,200	$1,600
Expenses
Interest Expense	195	144
Professional fees	240	230
Other expenses	173	153
Total expenses	608	527
Income before income taxes and equity in undistributed income of subsidiary	592	1,073
Income tax benefit	(149)	(144)
Income before equity in undistributed income of subsidiary	741	1,217
Equity in undistributed income of subsidiary	4,078	2,872
Net Income	$4,819	$4,089

Parent company only comprehensive income approximates consolidated comprehensive income.

Condensed Statements of Cash Flows

	(Dollars in Thousands)
	2018	2017

Operating Activities
Net income	$4,819	$4,089
Adjustments:
Equity in undistributed income of subsidiary	(4,078)	(2,872)
Stock based compensation	171	148
Changes in:
Other assets	18	(195)
Other liabilities	28	26
Net cash provided by operating activities	$958	$1,196

Financing Activities
Payment of dividends on stock	(684)	(652)
Repayments of other borrowings	—	—
Redemption of preferred stock	—	(192)
Exercise of stock options	—	—
Net cash used in financing activities	(684)	(844)
Increase in cash and cash equivalents	274	352
Cash and cash equivalents, beginning of year	835	483
Cash and cash equivalents, end of year	$1,109	$835

Note 17: Earnings Per Common Share

Basic earnings per common share is computed by dividing net income available for common shareholders by the weighted-average common shares outstanding. Diluted earnings per common share is computed the same as basic earnings per common share, and assumes the conversion of outstanding stock options and performance share units, convertible preferred stock and warrants, if dilutive.  The following table reconciles basic and diluted earnings per common share for the years ending December 31, 2018 and 2017.

	(Dollars in Thousands)
	Year ended December 31, 2018			Year ended December 31, 2017
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Net income	$4,819			$4,089
Dividends on preferred stock	—			(238)
Net income available to common shareholders	$4,819	2,535,359	$1.90	$3,851	2,294,271	$1.68

Effect of dilutive securities:
Performance share units	—	11,674		—	14,161
Convertible preferred stock	—	—		238	238,838

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$4,819	2,547,033	$1.89	$4,089	2,547,270	$1.60

Note 18:Subsequent Event

On February 21, 2019, German American Bancorp, Inc. (NASDAQ: GABC) ("German American") and the Company announced that they have entered into a definitive agreement to merge the Company into German American. Upon completion of the transaction, the Bank will be merged into German American's subsidiary bank, German American Bank.

Under terms of the definitive agreement, the Company’s common shareholders (excluding 401(k) shareholders) will receive a fixed exchange ratio of 0.6629 shares of German American common stock for each share of the Company in a tax free exchange, and a cash payment of $5.80 per Company share. Shareholders who hold Company common shares in the Citizens First Bank 401(k) Profit Sharing Plan will receive a cash payment equal to $5.80 plus the exchange ratio multiplied by the 20-day volume weighted average price of German American’s common shares on the second day prior to closing (provided that such average price will not be less than the closing price of German American’s common shares on the last trading day preceding the closing). After completion of the merger, it is anticipated that one board member of the Company will be joining the board of German American.  In addition, German American will add M. Todd Kanipe, President & CEO of the Company, as a Regional President in the combined institution, as well as all three of the additional Company executive officers in regional roles similar to their current positions.

Based upon the $31.59 per share closing price of German American’s common shares ending on February 20, 2019, the transaction has a value of $26.74 per Company common share. Because a portion of the consideration to be received is German American's common stock, the stock portion of the transaction value will fluctuate until closing together with the market price of German American's common shares.

Based on the number of Company common shares expected to be outstanding at closing, German American would issue approximately 1.7 million shares of its common stock, and pay approximately $16 million cash, for all of the issued and outstanding common shares of the Company. Based upon the $31.59 per share price of German American’s common shares ending on February 20, 2019, the transaction has an aggregate indicated value of approximately $68.2 million, with the total merger consideration being split between stock and cash on an approximate 77:23 basis.

The transaction is expected to be completed in the third quarter of 2019. Completion of the transaction is subject to approval by regulatory authorities and the Company’s shareholders, as well as certain other closing conditions. In connection with the definitive agreement, German American entered into voting agreements with each member of the Company’s board of directors, who collectively hold approximately 8% of the outstanding shares of the Company’s common stock. Subject to the terms and conditions of the voting agreements, the Company’s directors have agreed to vote their shares in favor of the transactions contemplated by the definitive agreement.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective in ensuring that all material information required to be filed in this report has been made known to them in a timely fashion.

There was no change in our internal control over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Management assessed the system of internal control over financial reporting as of December 31, 2018, in relation to criteria for effective internal control over financial reporting as described in the 2013 report Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management concluded that, as of December 31, 2018, its system of internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by this Item will appear under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance”, “Election of Directors” and “Executive Officers” in the Proxy Statement of the Company for the 2019 Annual Meeting of Shareholders, and is incorporated herein by reference.  The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer and persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of the Company’s code of ethics. Requests should be directed to the Secretary of Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.  The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation
Kent Furlong	35	Owner of Hines Furlong Line, Inc.
Sarah Glenn Grise	62	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
James R. Hilliard	62	Regional President of Airgas USA, LLC
Mark Iverson	56	General Manager of Bowling Green Municipal Utilities
M. Todd Kanipe	50	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	62	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	47	County Attorney of Warren County, Kentucky
Jeff Perkins	56	President of Mid-South Lumber and Supply Company
Jack Sheidler	62	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank; Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	80	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	55	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank
M. Todd Kanipe	50	President and Chief Executive Officer

J. Steven Marcum	62	Executive Vice President and Chief Financial Officer

Marc Lively	55	Executive Vice President and Chief Credit Officer

Kim M. Thomas	48	Executive Vice President, Retail Banking and Private Client Group

Item 11. Executive Compensation

The information required by this Item is contained under the heading “Executive Compensation” and “Compensation of Directors” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of December 31, 2018, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities		for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation
	Outstanding	Outstanding	plans
	Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,192	$19.30	66,375
Equity compensation plans not approved by security holders	—	—	—
Total	19,192	$19.30	66,375

Information required by this Item is contained under the heading “Share Ownership of Management and Certain Beneficial Owners” in the Proxy Statement which is incorporated herein by reference.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Information required by this Item is contained under the headings “Election of Directors,” and “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item is contained under the headings “Audit Committee Report” and “Ratification of the Appointment of the Independent Registered Public Accounting Firm,” in the Proxy Statement and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Index

3.1	Articles of Incorporation of Citizens First Corporation, (incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2018).

3.2	Amended and Restated Bylaws of Citizens First Corporation (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed May 21, 2018).

4.1	Articles of Incorporation of Citizens First Corporation (see Exhibit 3.1).

4.2	Amended and Restated Bylaws of Citizens First Corporation (see Exhibit 3.2).

4.3

Copy of Registrants’ Agreement Pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K dated March 30, 2007 with respect to certain debt instruments (incorporated by reference to Exhibit 4.4 of the Registrant’s Form 10K-SB dated March 31, 2007; file number 001-33126).

10.1	Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.2	Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.3	Employment Agreement between Citizens First Corporation and Marc Lively (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.4	Citizens First Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 14, 2014).*

10.5	Form of 2014 Management Incentive Plan Performance Based Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed March 24, 2016).*

10.6	2015 Incentive Compensation Plan dated May 20, 2015 (incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q dated June 30, 2015).*

10.7	Form of Citizens First Corporation Incentive Compensation Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2015).*

21	Subsidiaries

23.1	Consent of Crowe LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

101

Interactive data files: (i) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018 and December 31, 2017, (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements.**

*       Denotes a management contract or compensatory plan or agreement.

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

Item 16. Form 10-K Summary

Not Applicable.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Citizens First Corporation

March 7, 2019	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ M Todd Kanipe	March 7, 2019
M. Todd Kanipe
President, Chief Executive Officer and Director

/s/ J. Steven Marcum	March 7, 2019
J. Steven Marcum
Executive Vice President and Chief Financial Officer and Director

/s/Kent Furlong	March 7, 2019
Kent Furlong, Director

/s/Sarah G. Grise	March 7, 2019
Sarah G. Grise, Director

/s/J. Robert Hilliard	March 7, 2019
J. Robert Hilliard, Director

/s/Mark Iverson	March 7, 2019
Mark Iverson, Director
/s/M. Todd Kanipe	March 7, 2019
M. Todd Kanipe, Director

/s/J. Steven Marcum	March 7, 2019
J. Steven Marcum, Director

/s/Amy H. Milliken	March 7, 2019
Amy Milliken, Director
/s/Jeff Perkins	March 7, 2019
Jeff Perkins, Director

/s/Jack W. Sheidler	March 7, 2019
Jack W. Sheidler, Director

/s/John M. Taylor	March 7, 2019
John Taylor, Director

/s/R. Kevin Vance	March 7, 2019
R. Kevin Vance, Director