Form 10-K/A
period 2018-12-31
CITIZENS FIRST CORP
filed 2019-04-26
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (for purposes of this calculation, “affiliates” are considered to be the directors and executive officers of the issuer) computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $61,557,317 as of June 30, 2018

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 2,547,042 shares of common stock as of April 26, 2019

Citizens First Corporation

EXPLANATORY NOTE

Citizens First Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2019 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Company’s current directors and executive officers are as follows:

Directors of the Company

Name	Age	Occupation
Kent Furlong	35	Owner of Hines Furlong Line, Inc.
Sarah Glenn Grise	62	Civic volunteer; formerly General Manager of TKR Cable of Southern Kentucky
James R. Hilliard	62	Regional President of Airgas USA, LLC
Mark Iverson	56	General Manager of Bowling Green Municipal Utilities
M. Todd Kanipe	50	President and Chief Executive Officer of Citizens First Corporation and Citizens First Bank
J. Steven Marcum	62	Executive Vice President and Chief Financial Officer of Citizens First Corporation and Citizens First Bank
Amy Milliken	48	County Attorney of Warren County, Kentucky
Jeff Perkins	56	President of Mid-South Lumber and Supply Company
Jack Sheidler	62	Chairman of the Board of Directors of Citizens First Corporation and Citizens First Bank; Real estate developer and owner of Greenwood Properties, Inc.
John M. Taylor	80	President, Taylor Polson & Company, a certified public accounting firm
Dr. Kevin Vance	55	Senior Veterinarian and President of Hartland Animal Hospital

Executive Officers of the Company

Name	Age	Present Positions with the Company and the Bank
M. Todd Kanipe	50	President and Chief Executive Officer

J. Steven Marcum	62	Executive Vice President and Chief Financial Officer

Marc Lively	55	Executive Vice President and Chief Credit Officer

Kim M. Thomas	48	Executive Vice President, Retail Banking and Private Client Group

Mr. Kanipe has served as President and Chief Executive Officer and Director since July 2009.  Prior to that he served as Executive Vice President and Chief Credit Officer from December 2005 to July 2009; Chief Financial Officer from January 2008 through September 2008; Chief Credit Officer from July 2004 through December 2005; and Vice President and Trust Relationship Manager from 1999 to July 2004.

Mr. Marcum has served as Executive Vice President and Chief Financial Officer since August 2009.  He also served as Chief Financial Officer from October 2005 through January 2008.  Prior to that, from January 2008 to August 2009, he served as a bank examiner at the Federal Deposit Insurance Corporation and was formerly a senior manager with Carr, Riggs & Ingram (formerly Holland CPAs), a Bowling Green, Kentucky public accounting firm.

Mr. Lively has served as Executive Vice President and Chief Credit Officer since December 2011.  From 2005 to 2011, Mr. Lively served as President and, from 2000 to 2011, Chief Executive Officer of Community First, Inc. and Community First Bank & Trust, Columbia, Tennessee.

Ms. Thomas has served as Executive Vice President and President, Community Banking since January 2009.  From 2005 through 2007,  she served as Executive Vice President and Chief Marketing Officer; and from 1999 through 2004, Vice President of Marketing and commercial banking officer.

Set forth below are the biographies of each of our directors, including their names, ages, offices in the Company, if any, principal occupations or employment for at least the past five years, the length of their tenure as directors, and the names of other public companies in which such persons hold or have held directorships during the past five years.  Additionally, information about the specific experience, qualifications, attributes or skills that led to our Board’s conclusion that each person listed below should serve as a director is set forth below.

Kent Furlong has served as a director since 2016.  Mr. Furlong is the founder and owner of Hines Furlong Line, Inc., a company headquartered in Nashville, Tennessee that specializes in leasing and chartering inland tank barges to other barge companies and end user chemical and oil companies. Mr. Furlong is also the Vice President of Business Development of Hunter Marine Transport, Nashville, Tennessee. Hunter Marine owns and operates a fleet of inland towboats, hopper and deck barges, sand dredges and terminals primarily on the Cumberland, Mississippi and Ohio Rivers. Mr. Furlong earned his bachelor’s degree from Bellarmine University. Originally from Bowling Green, Kentucky, he currently resides in Franklin, Tennessee.  Mr. Furlong’s business experience, particularly in the areas of finance and leasing, and his knowledge of the metropolitan Nashville, Tennessee business community provide important insight and perspective to the Company’s Board of Directors.

Sarah Glenn Grise has served as a director since 2002.  Ms. Grise is a civic volunteer having previously served for 18 years as General Manager of TKR Cable of Southern Kentucky. Ms. Grise has served on the Board of Directors of Houchens Industries, Inc. since 1995, serves on the Board of Directors of Bowling Green Municipal Utilities and has served in leadership positions for numerous nonprofit and civic organizations. Ms. Grise earned her bachelor’s degree in business administration from the University of North Carolina at Chapel Hill. Ms. Grise is actively involved in a number of community activities in the Company’s market area. Her involvement in the community offers the Board insight into many of the Company’s constituencies.

James R. Hilliard has served as a director since 2009.  Since 1995, Mr. Hilliard has served as Regional President of AirGas USA, LLC, a distributor of welding gases and supplies headquartered in Radnor, Pennsylvania. He has served in various capacities with that company and its predecessors since 1975. Mr. Hilliard is President of the Jerry E. Baker Foundation in Bowling Green, Kentucky. He earned his bachelor’s degree in business administration from Western Kentucky University in 1982. Mr. Hilliard has extensive knowledge and leadership experience and skills having served as the president of a large industrial company for over 20 years.

Mark Iverson has served as a director since 2017.  Mr. Iverson is a Certified Public Accountant, and the General Manager of Bowling Green Municipal Utilities in Bowling Green, Kentucky.  Mr. Iverson graduated from Western Kentucky University and currently resides in Bowling Green, Kentucky.  He serves on the Board of Directors of the Tennessee Valley Public Power Association and previously served as Chairman of the Board of the Bowling Green Area Chamber of Commerce. Mr. Iverson’s leadership experience and extensive community contacts, and his experience as a chief executive officer of a regulated utility company, make him a valuable member of the Board.

M. Todd Kanipe has served as a director since 2009.  Mr. Kanipe was appointed President and Chief Executive Officer of the Company and the Bank in June 2009. Mr. Kanipe has over 25 years of banking experience, having joined the Company in 1999 as Vice President and Trust Relationship Manager. In 2004, he was named Executive Vice President, Credit Administration of the Company and the Bank. Mr. Kanipe also served as Executive Vice President, Finance from January 2008 to September 2008. Prior to joining the Company, he was a senior relationship manager with Trans Financial Bank. Mr. Kanipe is active in the Bowling Green community, having served on the Board of Directors of American Red Cross and Big Brothers & Sisters. Mr. Kanipe earned his bachelor’s degree in finance from Western Kentucky University. He is a graduate of the Cannon Personal Trust School and the Kentucky Schools of Banking and Commercial Lending. Mr. Kanipe’s extensive experience as a banker in the Company’s market area and as a community leader enables him to provide insight to the Board of Directors on the factors that impact the Company and the communities the Company serves and his day to day management of the Bank allows him to provide the Company with company-specific experience and expertise.

Steve Marcum has served as a director since 2014.  Mr. Marcum, a CPA, has been the Executive Vice President and Chief Financial Officer of the Company and the Bank since August 2009 and also served in those positions from October 2005 through January 2008. From January 2008 to August 2009, Mr. Marcum was a bank examiner with the Federal Deposit Insurance Corporation and a senior manager with Holland CPAs (now Carr, Riggs & Ingram), a regional public accounting firm. Mr. Marcum earned his MBA from Western Kentucky University and completed the Graduate School of Banking at the University of Wisconsin-Madison. He currently serves as chair of the Western Kentucky University Libraries Advisory

Council. He previously served as President of the trustees for the Warren County Public Library, President of the Kentucky State Board of Accountancy and as a part-time instructor at Western Kentucky University in accounting and finance. He is active in the Kentucky Bankers Association and Independent Community Bankers Association. Mr. Marcum’s extensive financial and accounting expertise, as well as experience in internal controls and financial reporting, strengthens the Board’s collective qualifications, skills and experience.

Amy Milliken has served as a director since 2009.  Ms. Milliken is the County Attorney for Warren County, Kentucky and began her prosecutorial career in 1996 as an Assistant Warren County Attorney. Ms. Milliken is on the Board of Directors of the Bowling Green Chamber of Commerce and serves and has served in leadership positions for a number of nonprofit and civic organizations, including the Dream Factory of Bowling Green, the Warren County Domestic Violence Council, Hope Harbor, the Child Advocacy Center, CASA, Leadership Bowling Green board member and past president of the Kentucky County Attorneys Association, and the executive board of the Kentucky Juvenile Justice Advisory Board. Ms. Milliken earned her bachelor’s degree from Western Kentucky University in 1993 and her law degree from Salmon P. Chase College of Law in 1995. As an attorney, Ms. Milliken brings significant experience and knowledge to the Company in the areas of regulatory compliance and risk oversight. Her active involvement in a number of community activities in the Company’s market area allow her to contribute valuable insight to the Board on key developments in the Warren County market.

Jeff Perkins has served as a director since 2017.  Mr. Perkins is a Certified Public Accountant and the President of Mid-South Lumber and Supply Company in Bowling Green, Kentucky.  Mr. Perkins graduated from Western Kentucky University and currently resides in Franklin, Kentucky. He has served as President of the Kentucky Building Material Association and served on the board and finance committees of the Independent Builders Supply Association. Mr. Perkins provides the Board with insight into the Bowling Green business community, and his accounting experience and expertise provide strong support to the Audit Committee of the Board.

Jack Sheidler has served as a director since 2002.  Mr. Sheidler, the principal and owner of Greenwood Properties, LLC, has been a real estate developer of retail, multi-family and office properties in the Southeast since 1984. He served as a director of Southern Kentucky Performing Arts Center for many years and is active in civic and nonprofit organizations in the Warren County community. Mr. Sheidler has extensive experience in commercial real estate matters. Mr. Sheidler’s experience as chairman of the Board of Directors offers the Board management experience, leadership capabilities, financial knowledge and business acumen and his experience in commercial real estate development provides the Board with an informed perspective of an industry in which the Company is an active lender.

John M. Taylor has served as a director since 2009.  Mr. Taylor has been a partner and owner of Taylor Polson & Company, a public accounting firm in Glasgow, Kentucky, since 1970. He is a past president of the Glasgow-Barren County Chamber of Commerce. Mr. Taylor earned his bachelor’s degree from Western Kentucky University and served in the Kentucky National Guard for nine years. Mr. Taylor’s experience in the preparation, analysis and evaluation of financial statements and understanding of internal controls and procedures for financial reporting provides strong support to the Company’s Audit Committee and strengthens the Board’s collective qualifications, skills and experience.

Kevin Vance has served as a director since 2008. Dr. Vance has been a small business owner and operator in South Central Kentucky for over 24 years. He is the founder and President of Hartland Animal Hospital in Horse Cave, Kentucky. He has served in a variety of leadership positions, including as past president and director of the Hart County Chamber of Commerce, past president and director of the Hart County Cattlemen’s Association, director of the Kentucky Board of Veterinary Examiners, director of the Hart County District Extension Council, and director of the Hart County Fair Board. Dr. Vance is an active member of the American Veterinary Medical Association and the Kentucky Veterinary Medical Association and currently serves on the legislative committee of the KVMA. Dr. Vance earned his bachelor’s degree from Western Kentucky University and his veterinary medicine degree from Auburn University. As a small business owner and an active member of his community, Dr. Vance brings a unique insight and knowledge to the Company of the Hart County market area.

Committees of the Board of Directors

In 2018, our Board of Directors had three standing committees:  the Audit Committee, the Compensation Committee and the Governance Committee. The Audit Committee, the Compensation Committee and the Governance Committee are composed entirely of independent directors within the meaning of the term in the Nasdaq Listing Rules and as required by the rules and regulations of the Securities Exchange Act of 1934, as amended.

The current members of the Audit Committee are Sarah Glenn Grise (Chairman), Mark Iverson, Jeff Perkins, Jack Sheidler, John Taylor and Kevin Vance. The Audit Committee met four times in 2018.

The current members of the Compensation Committee are Bob Hilliard (Chairman), Kent Furlong, Amy Milliken, Jeff Perkins and Kevin Vance. The Compensation Committee met three times in 2018.

The current members of the Governance Committee are Amy Milliken (Chairman), Sarah Glenn Grise, Bob Hilliard, Mark Iverson and John Taylor. The Governance Committee met three times in 2018.

Audit Committee. The Audit Committee consists of six directors, each of whom satisfies the independence requirements set forth under the Nasdaq Listing Rules and Rule 10A‑3(b)(1) of the Securities Exchange Act. The Audit Committee, among other things, is directly responsible for the selection, oversight and compensation of our independent registered public accounting firm. It is also responsible for meeting with the independent auditors and the appropriate corporate officers to review matters relating to corporate financial reporting and accounting procedures and policies, the adequacy of financial, accounting and operating controls, and the scope of the audits of our independent auditors and any internal auditor. In addition, the Audit Committee is responsible for reviewing and reporting the results of each audit and making recommendations it may have to the Board of Directors with respect to financial reporting and accounting practices, policies, controls and safeguards. The Audit Committee operates pursuant to a formal written charter that sets out the functions that this Committee is to perform and that is reviewed for adequacy on an annual basis.

The rules and regulations of the Securities and Exchange Commission require the Company to disclose whether it has an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission and that he is “independent” as defined by the rules and regulations of the Securities and Exchange Commission. The Board of Directors has determined that director John Taylor is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K, and that Mr. Taylor is “independent” as independence for audit committee members is defined in the Nasdaq Listing Rules.

Compensation Committee. The Compensation Committee consists of five directors, each of whom satisfies the independence requirements set forth under the Nasdaq Listing Rules. The Compensation Committee establishes the compensation arrangements for our executive officers. The Committee also administers the Company’s incentive compensation plans. The Company’s executive management supports the Compensation Committee by preliminarily determining compensation increases and providing data to the Committee for analysis. In addition, the Compensation Committee has the authority to engage the services of outside advisors, experts and others to assist the Committee. All of the decisions with respect to the Company’s executive compensation are made by the Compensation Committee alone and may reflect factors and considerations other than, or that may differ from, the information and recommendations provided by management. The Compensation Committee operates pursuant to a formal written charter that sets out the functions that this Committee is to perform and that is reviewed for adequacy on an annual basis.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee (“Governance Committee”) consists of five directors, each of whom satisfies the independence requirements set forth under the Nasdaq Listing Rules. The Governance Committee identifies and recommends nominees for election to the Board, and oversees matters of corporate governance processes, including Board performance. The Governance Committee’s duties specifically include: screening and recommending candidates as nominees for election to the Board of Directors; overseeing the process whereby Board and committee performance is evaluated; overseeing the training and orientation of directors; recommending committee assignments; recommending the appropriate skills and characteristics required of new Board members; and overseeing compliance with the Company’s Code of Ethics. The Governance Committee operates pursuant to a written charter that sets out the functions that this Committee is to perform and that is reviewed for adequacy on an annual basis.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that applies to our principal executive, financial and accounting officers and persons performing similar functions, as well as all other directors and employees. The purpose of the Code of Ethics is to, among other things, provide written standards that are reasonably designed to deter wrongdoing and to promote honest and ethical conduct. A copy of the Code of Ethics can be obtained on the Company’s website at www.citizensfirstbank.com. In addition, the Company will provide to any person without charge, upon request, a copy of the Company’s Code of Ethics. Requests should be directed to Secretary, Citizens First Corporation, 1065 Ashley Street, Suite 150, Bowling Green, Kentucky 42103.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of holdings and transactions in our common stock with the Securities and Exchange Commission. Based on our information, we believe that all Section 16(a) Securities and Exchange Commission filing requirements applicable to our directors, executive officers and other beneficial owners for 2018 were timely met.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning compensation paid or accrued by the Company and the Bank to or on behalf of each person who served as our President and Chief Executive Officer in 2018 and the two other  most highly compensated executive officers who had annual salary and bonus that exceeded $100,000 in 2018 (the “named executive officers”).

				Non-Equity
				Incentive
			Stock	Plan	All Other
Name and			Awards	Compensation	Compensation
Principal Position	Year	Salary($)	($)(1)	($)(2)	($)(3)	Total($)
M. Todd Kanipe	2018	$258,410	$51,682	$71,670	$19,500	$401,263
President and	2017	$254,768	$50,225	$89,733	$19,582	$414,308
Chief Executive Officer	2016	$251,125	$50,225	$131,841	$22,749	$455,940

Steve Marcum	2018	$198,564	$31,834	$49,051	$20,881	$300,330
Executive Vice President and	2017	$211,176	$31,519	$61,413	$19,934	$324,042
Chief Financial Officer	2016	$210,125	$31,519	$78,797	$19,008	$339,449

Marc R. Lively	2018	$200,334	$30,050	$46,302	$19,299	$295,985
Executive Vice President and	2017	$196,772	$29,213	$57,972	$20,523	$304,480
Chief Credit Officer	2016	$194,750	$29,213	$73,031	$20,652	$317,646

(1)

Stock awards included in this column consist entirely of performance units granted under our 2015 Equity IncentivePlan.  The grant date value of the awards is as determined under ASC Topic 718, based on the number of units that would be earned at the target levels of performance.  The value of the award assuming the highest level of performance conditions are achieved for the 2016, 2017 and 2018 awards would be: Todd Kanipe ($75,338, $75,338 and $77,523); Steve Marcum ($47,279, $47,279 and $47,751); and Marc Lively ($43,820, $43,820 and $45,075).

(2)

These amounts represent incentives that were earned under the Management Incentive Plan. 2018 incentive amounts are for 2018 performance but were not approved or paid until 2019. 2017 incentive amounts are for 2017 performance but were not approved or paid until 2018. 2016 incentive amounts are for 2016 performance but were not approved or paid until 2017.

(3)

Other compensation for 2018 includes: (a) the match of up to 4% of the officer’s salary under the 401(k) Plan ($11,000 for Mr. Kanipe; $11,000 for Mr. Marcum; and $11,000 for Mr. Lively); (b) the cost of life and disability insurance premiums paid on behalf of the officer ($3,195 for Mr. Kanipe; $4,848 for Mr. Marcum; and $2,993 for Mr. Lively); (c) the portion of the cost of health insurance coverage for such officer that is paid by the Company ($5,305 for Mr. Kanipe; $5,033 for Mr. Marcum; and $5,305 for Mr. Lively).

Outstanding Equity Awards at Fiscal Year End

			Equity incentive
	Number of		plan awards:	Equity incentive plan
	shares or		Number of	awards: Market or
	units of	Market value of	unearned shares,	payout value of
	stock that	shares or units of	units or other	unearned shares, units
	have not	stock that have	rights that have not	or other rights that
Name	vested (#)(1)(2)	not vested ($)(3)	vested(#)(1)(4)	have not vested ($)(3)
M. Todd Kanipe	4,927	$105,586
			2,300	$49,289
			2,050	$43,932
Steve Marcum	3,054	$65,447
			1,450	$31,074
			1,263	$27,066
Marc R. Lively	2,845	$60,968
			1,350	$28,931
			1,192	$25,545

(1)

Represents performance units issued under the 2015 Incentive Compensation Plan. The performance factors applicable to these grants are return on average assets, ratio of non-performing assets to total assets and ratio of net charge-offs to average total loans. At the threshold performance level, the officer would receive 0% of the shares shown; at the target performance level, the officer would receive 100% of the shares shown; and at the maximum performance level, he would receive 150% of the shares shown. For performance greater than the threshold level but less than the maximum level the number of shares would be based upon interpolation between the closest performance points. Except as described under “Proposed Merger with German American” awards will be settled in shares of the Company’s common stock.

(2)

Represents performance units earned over a three-year performance period ending December 31, 2018. The executive officers’ interest in the earned units vested on the distribution date of March 15, 2019 following the filing of the Company’s 2018 Form 10-K .

(3)	Market value is determined by multiplying the closing market price of the Company’s common stock on December 31, 2018 by the number of shares issuable upon achievement of the target performance goal.
(4)

Performance units are earned over three-year performance periods ending December 31, 2019 and 2020 based on goals. Except as described under “Proposed Merger with German American”, the executive officers’ interest in any earned shares will vest on the distribution date which will be as soon as practicable following the filing of the Company’s 2020 Form 10-K with respect to units earned over the three-year period ending December 31, 2019 and as soon as practicable following the filing of the Company’s 2021 Form 10-K with respect to units earned over the three-year period ending December 31, 2020.

Incentive Compensation Plan. The Board of Directors adopted the Citizens First Corporation 2015 Incentive Compensation Plan on December 18, 2014 and the Plan was approved by the shareholders at the 2015 annual meeting of shareholders.

Under the Incentive Compensation Plan, the Compensation Committee of the board, in its discretion, may grant an award under the plan to any employee of the Company or an affiliate.  Subject to adjustment as described below, the maximum number of shares of the Company’s common stock that may be issued or transferred pursuant to awards under the plan is the sum of the following:  100,000 shares plus any shares covered by an award that are forfeited or remain unpurchased or undistributed upon termination or expiration of an award under the Plan. In the event of any stock split, stock dividend, spin-off, or other relevant change affecting the Company’s common stock, the Compensation Committee may adjust the number of shares available for grants and the number of shares and price under outstanding grants made before the event, as provided in the Plan.

The Incentive Compensation Plan is administered by the Compensation Committee, which has broad discretionary authority under the Plan. The Compensation Committee may delegate all or any part of its authority and powers under the plan to one or more directors or officers of the Company. However, the Compensation Committee may not delegate its authority and powers with respect to grants to persons covered by Section 16 of the Securities Exchange Act of 1934 in a way that would jeopardize the Plan’s satisfaction of Rule 16b‑3 of the Securities Exchange Act of 1934, or with respect to grants intended to constitute “performance based compensation.”

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

The Compensation Committee may condition awards on the achievement of certain objective performance measures established by the Compensation Committee during the first 90 days of the award’s performance period. The performance measures will be based on any of the factors listed below, alone or in combination, as determined by the Compensation Committee. Such factors may be applied on a corporate-wide or business-unit basis, include or exclude one or more of the Company’s subsidiaries, may be in comparison with plan, budget or prior performance, and/or may be on an absolute basis or in comparison with peer-group performance. Performance measures may differ from participant to participant and from award to award. The factors that may be used as performance measures will be one or more of the following: interest income; net interest income; interest expense; net interest margin; non-interest income; fee income; revenues; securities gains or losses; other income; deposits; deposit growth; deposit market share; non-interest expense; total expenses; efficiency ratio; credit quality; non-performing assets;  net charge offs; provision expense; operating income; net income; earnings per share; return on assets; return on equity; regulatory capital ratios; stock price; dividends; total shareholder return; productivity; customer satisfaction; employee diversity goals or employee turnover; specified objective social goals; and goals relating to acquisitions.

The Board of Directors may amend, suspend, or terminate the Incentive Compensation Plan at any time. Shareholder approval of an amendment will be required to the extent necessary to satisfy applicable legal and regulatory agency rules.

Under the Incentive Compensation Plan, in 2018 the named executive officers were awarded performance units under the following terms:

Performance period:	Three years, beginning January 1, 2018 through December 31, 2020

Performance factors:

Return on average assets; ratio of non-performing assets to total assets; and ratio of net charge-offs to average total loans, with return on average assets weighted 70%, non-performing asset ratio weighted 15% and net charge-off ratio weighted 15%

Performance ranges:	The performance units provide for threshold, target and maximum performance goals as follows:

	Threshold	Target	Maximum
Return on average assets	1.01%	1.11%	1.16%
Non-performing assets to total assets	1.50%	1.00%	0.50%
Net charge-offs to average total loans	0.20%	0.10%	0.05%

At the threshold performance level, the officer would receive 0% of the shares shown; at the target performance level, the officer would receive 100% of the shares shown; and at the maximum performance level, he would receive 150% of the shares shown. For performance greater than the threshold level but less than the maximum level the number of shares would be based upon interpolation between the closest performance points.

Each long-term incentive award was determined as a percentage of the participant’s year 1 base salary and was expressed as a number of shares of Company common stock valued on the date of grant. Fractional shares are not distributable.

Management Incentive Plan. In 2014, the Board of Directors adopted the Citizens First Corporation 2014 Management Incentive Plan. The Management Incentive Plan is intended to be our primary vehicle for awarding annual incentive compensation to management to reward short-term financial and operational performance. The Management Incentive Plan does not preclude us from making discretionary bonus payments or special awards to participants outside of the Management Incentive Plan.

The Management Incentive Plan sets forth performance incentives that are designed to provide for annual cash awards that are payable if we meet or exceed the annual performance objectives established by our board. Under this Plan, our board may establish annual performance levels as follows: (1) threshold represents the minimum level of performance level that must be achieved before any incentive awards are payable; (2) target performance is defined as the expected level of performance in view of all relevant factors, as described in more detail below; and (3) the maximum represents that which reflects outstanding performance. Target performance under this Plan is intended to provide for aggregate annual cash compensation (salary and bonus) that approximates peer level compensation. Threshold performance would begin to fund payouts at 50 percent of the target incentive, target would be 100 percent, and maximum would be 150 percent, with payout interpolated between these award levels. Any awards under the Plan are payable in full following the Compensation Committee’s certification of the Company’s financial results for the performance period.

The amount of cash incentive payments under the Management Incentive Plan is based entirely on the achievement of pre-established performance goals. These payout levels are determined by the Compensation Committee after reviewing peer and survey data. Performance measures under the Management Incentive Plan include:

•return on assets;

•return on equity;

•net income;

•total shareholder equity;

•efficiency ratio;

•earnings per share; and

•total shareholder return.

Under the terms of the Management Incentive Plan, in 2018 the named executive officers were eligible to receive incentive compensation based on the achievement of certain Company performance objectives. The target bonus levels were 30% of base salary for the CEO and 25% for each of the other named executive officers. Each named executive officer’s bonus under the plan is based upon the achievement of the Company performance objectives listed below. The Company’s 2018 performance goals were as follows, with the earnings per share objective weighted 35%, the non-performing asset ratio weighted 30%, and return on average asset ratio each weighted 35%:

		Non-Performing
	Earnings Per	Assets to Total	Return on
	Share	Assets	Average Assets
Threshold	$1.77	0.85%	0.99%
Target	$2.01	0.50%	1.06%
Maximum	$2.12	0.25%	1.12%

The Company achieved the target objective for non-performing assets to total assets. Total incentive compensation for 2018 under the Management Incentive Plan was approximately $230,422. The amounts payable to each of our named executive officers under our Management Incentive Plan is set forth under the column “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

Employment Agreements. The Company has entered into employment agreements with each named executive officer.  The agreements dated October 19, 2017 are summarized below. The summary is qualified in its entirety by reference to the agreements themselves, copies of which are available from the Company itself or from the Company’s public filings with the SEC.

Each employment agreement is for a term of three years and will be automatically renewed for successive one year terms unless either party gives 60 days’ notice to the other of its intent not to renew. Each of the agreements provides for payment to the named executive officer of an annual salary and participation in all employee benefit programs including paid time off as are offered by the Company to its other executive officers.

The agreements may be terminated by the Company immediately for cause (as defined in the agreement) or upon 60 days prior notice without cause. In the event the agreement is terminated with cause, the named executive officers will not be entitled to any further compensation following written notice of termination. In the event the agreement is terminated without cause, the Company will be obligated to pay the officer an amount equal to one year of base salary plus the value of accrued fringe benefits through the date of termination and shall pay the premiums required to maintain health insurance coverage for the officer and his dependents until the earliest of the first anniversary of the termination of employment or the date on which the officer is included in another employer’s benefit plans.

Pursuant to each of the employment agreements, in the event that the named executive officer’s s employment is terminated by the Company for any reason other than cause within six months prior to a Change in Control, or on or within one year following a Change in  Control (as defined in the agreement),  the Company will pay the officer an amount equal to two times the officer’s  base salary, an amount equal to the “target” annual incentive under any outstanding award agreement between the Company and the officer under the 2014 Management Incentive Plan for the year in which the Severance Date occurs,  and the premiums required to maintain health insurance coverage for the officer  and his dependents until the earliest of the first anniversary of the termination of employment or the date on which the officer is included in another employer’s benefit plans. In addition, 100% of any then unvested outstanding stock options or other Equity Compensation Awards shall immediately vest.  The named executive officer will be entitled to the same amounts if he terminates his employment within one year after a Change in Control following certain events, including a change in the present capacity or circumstances in which he is employed immediately prior to completion of the Change in Control.

Pursuant to each employment agreement, in the event of termination the named executive officer  will be prohibited for one year from rendering any services to any banking institution located within 50 miles of any office of the Company, (ii) offering employment to any other person who was an employee or agent of the Company at any time during the last twelve months of his employment, or (iii) contacting any existing or prospective customer of the Company for the purpose of soliciting, offering or doing any type of business or services similar in nature to the business of the Company.

401(k) Plan. We maintain a 401(k) plan for substantially all employees. Employees may voluntarily contribute to the plan. Historically we have matched employee contributions in an amount equal to 100% of the employee’s contributions up to 4% of the employee’s compensation. We may also make an additional profit sharing contribution to the plan, subject to the discretion of the Board of Directors. There was no additional profit sharing contribution made for 2018.

Proposed Merger with German American

On February 21, 2019, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with German American Bancorp, Inc.(“German American”), an Indiana corporation, providing for the merger of the Company with and into German American (the “Proposed Merger”).  In connection with the Proposed Merger, our named executive officers entered into Success Bonus Agreements with the Company on February 21, 2019 (collectively, the “Bonus Agreements”), as consideration for the executives’ efforts necessary to effectuate the closing of the transactions described in the Merger Agreement. The Bonus Agreements provide that the Company will pay to the executives a success bonus immediately prior to the closing of the Merger (the “Success Bonus”), in accordance with and subject to the terms and conditions set forth in the Bonus Agreements. Under the Bonus Agreements, each of Mr. Kanipe, Mr. Marcum and Mr. Lively will receive a Success Bonus in the amount of $749,389, $583,623 and $550,920, respectively, and a cash payment with respect to outstanding performance units granted under the 2015 Incentive Plan (the “Performance Unit Cash Payment”)  pursuant to Section 1.03(d) of the Merger Agreement.   Under the Bonus Agreements, each outstanding performance unit award under the 2015 Incentive Plan and each outstanding award under the 2014 Management Incentive Plan will be cancelled effective upon payment of the Success Bonus and the Performance Unit Cash Payment.

Each of the named executive officers also entered into an amendment to his respective employment agreement with Citizens First (the “Amendments”).  The Amendments removed certain provisions relating to Citizens First’s obligations to make certain payments to the Executive in the event of a change in control, as defined in the respective employment agreements, and the Executive’s subsequent termination of employment.    Those provisions would have required Citizens First to, among other things, make payments to the executives in an amount equal to two times the sum of the executive’s base salary and an amount equal to the target annual incentive under any outstanding award agreement between the Company and the executive under the Company’s 2014 Management Incentive Plan for the year in which the change in control occurred.

The Bonus Agreements and the Amendments provide that in the event that the Merger Agreement is terminated or otherwise cancelled or the Merger does not occur for any reason, the Bonus Agreements and the Amendments will be null and void and the executive’s employment agreements will remain in full force and effect, unmodified.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2018, regarding Company compensation plans under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information
Number of Securities
	Number of		Remaining Available
	Securities		for
	To be Issued Upon	Weighted-average	Future Issuance under
	Exercise of	Exercise Price of	equity compensation
	Outstanding	Outstanding	plans
	Options,	Options, Warrants	(excluding securities
	Warrants and Rights	and Rights	reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	19,192	$19.30	68,641
Equity compensation plans not approved by security holders	—	—	—
Total	19,192	$19.30	68,641

Beneficial Ownership

The following table sets forth information as of April  26, 2019 (except as otherwise indicated below) regarding the beneficial ownership of our common stock by each director of the Company, each named executive officer listed in the Summary Compensation Table in this proxy statement, and by all of our directors and executive officers as a group. Except as otherwise noted, each person is the record owner of and has sole voting and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is calculated based on 2,547,042 shares of common stock outstanding as of April  26, 2019.

	Common	Percent Of
Name of Beneficial Owner	Shares Owned	Class
Kent Furlong	3,250	*
Sarah Glenn Grise (1)	6,506	*
James R. Hilliard	30,706	1.2%
Mark Iverson	5,051	*
M. Todd Kanipe (2)	33,658	1.3%
Marc R. Lively	3,500	*
Steve Marcum	21,803	*
Amy Milliken (3)	13,843	*
Jeff Perkins (4)	5,000	*
Jack Sheidler	75,283	3.0%
John Taylor	2,890	*
Kevin Vance (5)	12,948	*
Current directors and executive officers as a group (13 persons)	225,923	8.9%

*	Less than 1.0%.
(1)	Includes 1,357 shares held jointly with Ms. Grise’s husband.
(2)	Includes 2,000 shares held in an individual retirement account for the benefit of Mr. Kanipe’s wife, and 7,942 shares held jointly with Mr. Kanipe’s wife.
(3)	Includes 4,405 shares held by Ms. Milliken’s children.
(4)	Includes 2,725 shares held in an individual retirement account for the benefit of Mr. Perkin’s wife.
(5)	Includes 6,825 shares held jointly with Dr. Vance’s wife; such shares are pledged as security for a loan.

The following table sets forth information as of April  26, 2019 (except as otherwise indicated below) regarding the beneficial ownership of our common stock by the only persons known by the Company to beneficially own five percent

(5%) or more of the common stock. The percentage of beneficial ownership is calculated based on 2,547,042 shares of common stock outstanding as of April  26, 2019.

	Common
	Shares		Percent of
Name and Address of Beneficial Owner	Owned	Total	Class
PRB Advisors, L.L.C. (1)	191,075	191,075	7.5%
245 Park Avenue, 24th Floor
New York, New York 10167
Siena Capital Partners I, L.P.(2)	175,677	175,677	6.9%
100 N. Riverside Plaza
Chicago, Illinois 60606

(1)

Based on information set forth in a Schedule 13G/A filed February 14, 2018 by PRB Advisors, LLC with the SEC on its own behalf and on behalf of its affiliates, PRB Investors, L.P., Andrew P. Bergman and Stephen J. Paluszek (collectively, “PRB”). According to the filing, PRB has shared voting and dispositive power with respect to 179,209 shares and Stephen J. Paluszek has sole voting and dispositive power with respect to an additional 11,866 shares.

(2)

Based on information set forth in a Schedule 13G filed February 6, 2019 by Siena Capital Partners I, LP with the SEC on its own behalf and on behalf of its affiliates, Siena  Capital Partners Accredited, L.P. and Siena Capital Management (collectively, “Siena”). According to the filing, Siena has shared voting and dispositive power with respect to the shares.

Item 13. Certain Relationships, Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have had and expect in the future to have banking transactions in the ordinary course of business with our directors and executive officers and their associates, including members of their families, corporations, partnerships or other organizations in which the directors and officers have a controlling interest. All loan and other transactions were on substantially the same terms (including price, interest rate and collateral) as those prevailing at the same time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability nor present other unfavorable features to us. Loans to individual directors and officers must also comply with our lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from the consideration of the loan application. Our policy is that all of our transactions with our affiliates will be on terms no less favorable to us than could be obtained from an unaffiliated third party and will be approved by a majority of disinterested directors. None of such loans were disclosed as nonaccrual, past due, restructured or potential problems in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018.

Director Independence

The Board of Directors has determined that each of the following directors is “independent,” within the meaning of Nasdaq Listing Rule 5605(a) (2): Kent Furlong, Sarah Glenn Grise, James R. Hilliard, Mark Iverson, Amy Milliken, Jeff Perkins, Jack Sheidler, John Taylor and Kevin Vance.

Under Nasdaq Listing Rule 5605(a) (2), directors may not be determined to be independent if they are an executive officer or have been employed by a company within the three years preceding the determination of independence. In addition, a director may not be considered independent if the director received more than $120,000 in compensation (other than director fees, certain deferred compensation and retirement payments) from the Company for any twelve-month period during the preceding three years.

In its independence determination, the Board considered that directors, family members of directors and companies in which they serve as executives or controlling shareholders have various banking relationships, including loan and deposit relationships, with our subsidiary, Citizens First Bank (the “Bank”), and that such services are provided on non-preferential terms generally available to other customers. Loans that are made to such persons do not involve, at the time made, more than the normal risk of collectability or present other unfavorable features to the Bank.  See “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

Audit Fees. During the years ended December 31, 2018 and 2017, the Company incurred the following fees for services performed by the independent registered public accounting firm:

	2018	2017
Audit Fees (1)	$107,500	$102,500
Audit-Related Fees (2)	6,860	18,231
Tax Fees (3)	27,475	11,850
All Other Fees	—	—
Total Fees	$141,835	$132,581

(1)	Includes fees related to the annual independent audit of the Company’s financial statements and reviews of the Company’s annual and quarterly reports.
(2)	Includes services for consultation on various accounting matters and audit of the Company’s 401(k) plan.
(3)	Includes fees for tax return preparation, tax consulting and quarterly estimated income tax calculations.

The Audit Committee has adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services that the Company’s independent auditor may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee. The Committee approved all audit and non-audit services provided by Crowe during fiscal years 2018 and 2017 prior to Crowe performing such services.

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

10.1	Employment Agreement between Citizens First Corporation and Matthew Todd Kanipe (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.2	Employment Agreement between Citizens First Corporation and J. Steven Marcum (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.3	Employment Agreement between Citizens First Corporation and Marc Lively (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed November 9, 2017).*

10.4	Citizens First Corporation 2014 Management Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed November 14, 2014).*

10.5	Form of 2014 Management Incentive Plan Performance Based Award Agreement (incorporated by reference to Exhibit 10.11 of the Registrant’s Form 10-K filed March 24, 2016).*

10.6	2015 Incentive Compensation Plan dated May 20, 2015 (incorporated by reference to Exhibit 10 of the Registrant’s Form 10-Q dated June 30, 2015).*

10.7	Form of Citizens First Corporation Incentive Compensation Plan Performance Units Award Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q dated June 30, 2015).*

21++	Subsidiaries

23.1++	Consent of Crowe LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2+	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section1350.

32.2++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section1350.

101++

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

+     Filed herewith.

++   Filed as an exhibit to Citizens First’s Annual Report on Form 10-K filed March 7, 2019.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Citizens First Corporation

April 26, 2019	By:	/s/ M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer