Form 10-Q
period 2019-03-31
CITIZENS FIRST CORP
filed 2019-05-09
CIK 1073475

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ◻  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common	CZFC	NASDAQ

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

2,547,042 shares of Common Stock, no par value, were outstanding at May 9, 2019.

CITIZENS FIRST CORPORATION

Part 1. Financial Information

Item 1. Financial Statements

Citizens First Corporation

Consolidated Balance Sheets

	(In Thousands, Except Share Data)
	Unaudited
	March 31,	December 31,
	2019	2018

Assets
Cash and due from financial institutions	$6,998	$8,875
Federal funds sold	—	10,000
Cash and cash equivalents	6,998	18,875
Interest-bearing deposits in other financial institutions	17,337	16,010
Available-for-sale securities	45,627	47,098
Loans held for sale	117	269
Loans, net of allowance for loan losses of $4,399 and $4,373 at March 31, 2019 and December 31, 2018, respectively	373,523	367,171
Premises and equipment, net	8,790	8,861
Bank owned life insurance (BOLI)	8,751	8,705
Federal Home Loan Bank (FHLB) stock, at cost	2,065	2,065
Accrued interest receivable	1,651	1,683
Deferred income taxes	430	545
Goodwill and other intangible assets	4,132	4,150
Right of use lease asset	1,849	—
Other assets	811	550
Total assets	$472,081	$475,982
Liabilities
Deposits
Noninterest bearing	$52,542	$55,006
Savings, NOW and money market	191,997	192,762
Time	137,262	140,841
Total deposits	381,801	388,609
FHLB advances and other borrowings	30,000	30,000
Subordinated debentures	5,000	5,000
Accrued interest payable	421	410
Lease liability	1,892	—
Other liabilities	1,581	1,944
Total liabilities	420,695	425,963
Stockholders’ equity
Common stock, no par value, authorized 5,000,000 shares; issued and outstanding 2,547,402 shares at March 31, 2019 and 2,526,377 shares at December 31, 2018, respectively	33,253	33,309
Retained earnings	18,307	17,365
Accumulated other comprehensive (loss)	(174)	(655)
Total stockholders’ equity	51,386	50,019
Total liabilities and stockholders’ equity	$472,081	$475,982

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Income

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2019	March 31, 2018
Interest and dividend income
Loans	$4,744	$4,497
Taxable securities	207	168
Non-taxable securities	88	103
Federal funds sold and other	117	92
Total interest and dividend income	5,156	4,860
Interest expense
Deposits	1,076	729
FHLB advances and other borrowings	182	189
Subordinated debentures	55	42
Total interest expense	1,313	960
Net interest income	3,843	3,900
Provision for loan losses	—	30
Net interest income after provision for loan losses	3,843	3,870
Non-interest income
Service charges on deposit accounts	260	298
Other service charges and fees	281	281
Gain on sale of mortgage loans	80	50
Non-deposit brokerage fees	95	99
Lease income	83	52
BOLI income	46	43
Total non-interest income	845	823
Non-interest expenses
Salaries and employee benefits	1,809	1,846
Net occupancy expense	448	453
Advertising and public relations	73	81
Professional fees	254	164
Data processing services	209	194
Franchise shares and deposit tax	120	120
FDIC insurance	35	42
Other	434	459
Total non-interest expenses	3,382	3,359
Income before income taxes	1,306	1,334

Income taxes	187	250
Net income	$1,119	$1,084
Basic earnings per common share	$0.44	$0.43
Diluted earnings per common share	$0.44	$0.43

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Comprehensive Income

In thousands, except share data

	Three months ended
	(In Thousands, Except Per Share Data)
	March 31, 2019	March 31, 2018
Comprehensive income, net of tax
Net income	$1,119	$1,084
Other comprehensive income (loss)
Reclassification adjustment for gains included in net income, net of taxes	—	—
Change in unrealized gain (loss) on available for sale securities, net of taxes	481	(369)
Total other comprehensive income (loss)	481	(369)
Comprehensive income	$1,600	$715

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

In thousands, except share data

			Accumulated Other
	Common	Retained	Comprehensive
	Stock	Earnings	(Loss)	Total
Balance, January 1, 2019	$33,309	$17,365	$(655)	$50,019
Net income	—	1,119	—	1,119
Stock based compensation	(56)	—	—	(56)
Change in accumulated other comprehensive income	—	—	481	481
Dividend declared and paid on common stock ($.07 per share)	—	(177)	—	(177)
Balance, March 31, 2019	$33,253	$18,307	$(174)	$51,386

			Accumulated Other
	Common	Retained	Comprehensive
	Stock	Earnings	Income (Loss)	Total
Balance, January 1, 2018	$33,138	$13,142	$(446)	$45,834
Net income	—	1,084	—	1,084
Stock based compensation	31	—	—	31
Change in accumulated other comprehensive loss	—	—	(369)	(369)
Dividend declared and paid on common stock ($.06 per share)	—	(151)	—	(151)
Reclassification of disproportionate tax effect	—	88	(88)	—
Balance, March 31, 2018	$33,169	$14,162	$(903)	$46,428

See Notes to Unaudited Consolidated Financial Statements

Citizens First Corporation

Unaudited Consolidated Statements of Cash Flows

	(In Thousands)
	March 31, 2019	March 31, 2018
Operating Activities
Net income	$1,119	$1,084
Items not requiring (providing) cash:
Depreciation	95	100
Provision for loan losses	—	30
Amortization of premiums and discounts on securities	40	46
Amortization of core deposit intangible	18	18
Deferred income taxes	(13)	—
Stock based compensation	(56)	31
BOLI Income	(46)	(43)
Proceeds from sale of mortgage loans held for sale	3,528	2,317
Origination of mortgage loans held for sale	(3,296)	(2,410)
Gains on sales of mortgage loans held for sale	(80)	(50)
Loss (gain) on sale of premises and equipment	(4)	(4)
Changes in:
Accrued interest receivable	32	163
Other assets	(261)	(144)
Accrued interest payable and other liabilities	(308)	(165)
Net cash provided by operating activities	768	973
Investing Activities
Loan originations and payments, net	(6,352)	(14,757)
Increase in interest-bearing deposits in other financial institutions	(1,327)	(9,430)
Purchase of premises and equipment	(24)	(19)
Proceeds from maturities of available-for-sale securities	2,040	3,059
Purchase of available-for-sale securities	—	(1,002)
Proceeds from sales of premises and equipment	4	4
Purchase of FHLB stock	—	(12)
Net cash used in investing activities	(5,659)	(22,157)
Financing Activities
Net change in demand deposits, money market, NOW and savings accounts	(3,229)	575
Net change in time deposits	(3,579)	13,619
Proceeds from FHLB advances	—	10,000
Repayment of FHLB advances	—	(3,000)
Dividends paid on common stock	(178)	(151)
Net cash provided by (used in) financing activities	(6,986)	21,043
Decrease in Cash and Cash Equivalents	(11,877)	(141)
Cash and Cash Equivalents, Beginning of Year	18,875	6,444
Cash and Cash Equivalents, End of Year	$6,998	$6,303
Supplemental Cash Flows Information
Interest paid	$1,302	$917
Income taxes paid	$—	$—
Recording of right of use asset in exchange for lease obligations	$1,947	$—

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

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements–

Accounting Standards Update No. 2016-02, “Leases” (“ASU 2016-02”), was issued in February 2016 and provides revised guidance related to the accounting and reporting of leases. ASU 2016-02 requires lessees to recognize most leases on the balance sheet. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee depends on its classification as a finance or operating lease. ASU 2016-02 requires a modified retrospective transition, with a package of practical expedients that entities may elect to apply. In January 2018, Accounting Standards Update No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” was issued to address concerns about the costs and complexity of complying with the transition provisions of ASU 2016-02. In July 2018, Accounting Standards Update No. 2018-10, “Codification Improvements to Topic 842, Leases” was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Also in July 2018, Accounting Standards Update No. 2018-11, “Targeted Improvements” (“ASU 2018-11”) was issued and allows for an optional transition method in which the provisions of Topic 842 would be applied upon the adoption date and would not have to be retroactively applied to the earliest reporting period presented in the consolidated financial statements. The Corporation used this optional transition method for the adoption of Topic 842. In December 2018, Accounting Standards Update No. 2018-20, “Leases (Topic 842) Narrow-Scope Improvement for Lessors” was issued to address lessors’ concerns about sales taxes and other similar taxes collected from lessees, certain lessor costs, and recognition of variable payments for contracts with lease and non-lease components. These ASUs were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.

The Company adopted Topic 842 “Leases” effective January 1, 2019 and has applied the guidance to all operating leases within the scope of Topic 842 at that date. The Company elected to adopt the package of practical expedients, which among other things, does not require reassessment of lease classification. The Company recognized $1.9 million in operating lease right-of-use-assets, $1.9 million in operating lease liabilities. There was no change to the timing in recognition of operating lease rent expense on the Company’s consolidated financial statements associated with our leases.

In March 2019, Accounting Standards Update No. 2019-01, “Leases (Topic 842) Codification Improvements” (“ASU 2019-01”) was issued to address lessors’ concerns about determining fair value of underlying leased assets and presentation issues in the statement of cash flows for sales-type and direct financing leases. ASU 2019-01 also clarified for both lessees and lessors that transition disclosures related to Topic 250 were not required for annual periods are also not required for interim periods. ASU 2019-01 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019, with early adoption permitted. The Corporation early adopted this ASU 2019-01 effective January 1, 2019 and it did not have a material impact on the Company’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The standard shorted the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. The standard became effective for public companies for fiscal years beginning after December 15, 2018. This accounting standard did not have a material impact on the consolidated financial statements.

Note 2 - Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation.  These reclassifications do not affect net income or total stockholders’ equity as previously reported.

Note 3 - Available-For-Sale Securities

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	(Dollars in Thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2019
U. S. government agencies and government sponsored entities	$7,925	72	$(34)	$7,963
Agency mortgage-backed securities: residential	19,655	74	(127)	19,602
State and municipal	16,373	131	(82)	16,422
Trust preferred security	1,894	—	(254)	1,640
Total Available-for-Sale Securities	$45,847	$277	$(497)	$45,627

December 31, 2018
U. S. government agencies and government sponsored entities	$8,529	$29	$(118)	$8,440
Agency mortgage-backed securities: residential	20,640	15	(355)	20,300
State and municipal	16,866	57	(195)	16,728
Trust preferred security	1,893	—	(263)	1,630
Total Available-for-Sale Securities	$47,928	$101	$(931)	$47,098

The amortized cost and fair value of investment securities at March 31, 2019 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	March 31, 2019
	(Dollars in Thousands)
	Available-For-Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,658	$2,660
Due from one to five years	8,418	8,406
Due from five to ten years	10,512	10,629
Due after ten years	4,604	4,330
Agency mortgage-backed: residential	19,655	19,602
Total	$45,847	$45,627

The following table summarizes the investment securities with unrealized losses by portfolio segment at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position:

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2019:
U.S. government agencies and government sponsored entities	$—	$—	$3,591	$(34)	$3,591	$(34)
Agency mortgage-backed: residential	—	—	12,543	(127)	12,543	(127)
State and municipal	1,024	(7)	5,563	(75)	6,587	(82)
Trust preferred security	—	—	1,640	(254)	1,640	(254)
Total temporarily impaired	$1,024	$(7)	$23,337	$(490)	$24,361	$(497)

	(Dollars in Thousands)
	Less than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2018:
U.S. government agencies and government sponsored entities	$—	$—	$6,243	$(118)	$6,243	$(118)
Agency mortgage-backed: residential	1,029	(2)	15,431	(353)	16,460	(355)
State and municipal	689	(2)	9,445	(193)	10,134	(195)
Trust preferred security	—	—	1,630	(263)	1,630	(263)
Total temporarily impaired	$1,718	$(4)	$32,749	$(927)	$34,467	$(931)

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

Note 4 - Loans and Allowance for Loan Losses

Categories of loans include:

	(Dollars in Thousands)
	March 31, 2019	December 31, 2018
Commercial	$64,710	$61,551
Commercial real estate:
Construction	41,186	36,829
Other	179,692	180,800
Residential real estate	89,061	88,797
Consumer:
Auto	837	841
Other	2,436	2,726
Total Loans	377,922	371,544
Less: Allowance for loan losses	(4,399)	(4,373)
Net loans	$373,523	$367,171

The following table sets forth an analysis of our allowance for loan losses for the three months ending March 31, 2019 and 2018.

	(Dollars in Thousands)
March 31, 2019	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$592	$3,122	$611	$9	$39	$4,373
Provision (credit) for loan losses	59	(62)	5	5	(7)	—
Loans charged-off	—	—	—	(5)	—	(5)
Recoveries	18	12	1	—	—	31
Total ending allowance balance	$669	$3,072	$617	$9	$32	$4,399

	(Dollars in Thousands)
March 31, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$633	$3,515	$554	$10	$12	$4,724
Provision (credit) for loan losses	22	(40)	45	—	3	30
Loans charged-off	(38)	—	(27)	(1)	—	(66)
Recoveries	—	—	4	1	—	5
Total ending allowance balance	$617	$3,475	$576	$10	$15	$4,693

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2019 and December 31, 2018, which includes net deferred loan fees.  Accrued interest receivable of $1.4 million at both March 31, 2019 and December 31, 2018, is not considered significant and therefore not included in the recorded investment in loans presented in the following tables.

	(Dollars in Thousands)
March 31, 2019	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$50	$—	$—	$—	$50
Collectively evaluated	669	3,022	617	9	32	4,349
Total ending allowance balance	$669	$3,072	$617	$9	$32	$4,399

Loans:
Individually evaluated for impairment	$—	$1,249	$137	$3	$—	$1,389
Collectively evaluated	64,710	219,629	88,924	3,270	—	376,533
Total ending loans balance	$64,710	$220,878	$89,061	$3,273	$—	$377,922

	(Dollars in Thousands)
December 31, 2018	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Unallocated	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$48	$—	$—	$—	$48
Collectively evaluated	592	3,074	611	9	39	4,325
Total ending allowance balance	$592	$3,122	$611	$9	$39	$4,373

Loans:
Individually evaluated for impairment	$—	$1,270	$147	$4	$—	$1,421
Collectively evaluated	61,551	216,359	88,650	3,563	—	370,123
Total ending loans balance	$61,551	$217,629	$88,797	$3,567	$—	$371,544

The following table presents information related to impaired loans by class of loans as of March 31, 2019 and December 31, 2018. In this table presentation the unpaid principal balance of the loans has not been reduced by partial net charge-offs and the recorded investment of the loans was reduced by partial net charge-offs.

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate:
Other	1,182	1,182	—	1,202	1,202	—
Residential real estate	137	137	—	147	147	—
Consumer:
Other	3	3	—	4	4	—
Subtotal	$1,322	$1,322	$—	$1,353	$1,353	$—

With an allowance recorded:
Commercial real estate:
Other	$67	$67	$50	$68	$68	$48
Subtotal	$67	$67	$50	$68	$68	$48
Total	$1,389	$1,389	$50	$1,421	$1,421	$48

Information on impaired loans for the three months ending March 31, 2019 and 2018 is as follows:

	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2019			March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Commercial	$—	$—	$—	$1	$—	$—
Commercial real estate:
Other	1,260	17	1	2,078	25	1
Residential real estate	137	2	—	157	2	1
Consumer:
Other	3	—	—	6	—	—
Total	$1,400	$19	$1	$2,242	$27	$2

The recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and December 31, 2018 are summarized below:

	(Dollars in Thousands)		(Dollars in Thousands)
	March 31, 2019		December 31, 2018
	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual	Loans Past Due 90 Days and Over and Still Accruing	Nonaccrual

Commercial real estate:
Other	—	1,183	—	1,202
Residential real estate	—	87	—	96
Total	$—	$1,270	$—	$1,298

Nonaccrual loans and loans past due 90 days still on accrual include individually classified impaired loans.

The following tables present the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018 by class of loans.  Non-accrual loans are included and have been categorized based on their payment status:

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
March 31, 2019
Commercial	$156	$—	$—	$156	$64,554	$64,710
Commercial real estate:
Construction	—	—	—	—	41,186	41,186
Other	117	—	—	117	179,575	179,692
Residential real estate	53	74	87	214	88,847	89,061
Consumer:
Auto	—	—	—	—	837	837
Other	—	—	—	—	2,436	2,436
Subtotal	$326	$74	$87	$487	$377,435	$377,922

	(Dollars in Thousands)
	30-59 Days Past Due	60-89 Days Past Due	90 and Over Days Past Due	Total Past Due	Current	Total
December 31, 2018
Commercial	$—	$11	$—	$11	$61,540	$61,551
Commercial real estate:
Construction	—	—	—	—	36,829	36,829
Other	—	—	—	—	180,800	180,800
Residential real estate	—	37	97	134	88,663	88,797
Consumer:
Auto	—	—	—	—	841	841
Other	5	—	—	5	2,721	2,726
Subtotal	$5	$48	$97	$150	$371,394	$371,544

Troubled Debt Restructurings:

The Company reported total troubled debt restructurings of $1.3 million as of March 31, 2019 and December 31, 2018.  The Company has no commitments to lend additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.  Troubled debt restructurings are included in impaired loans. The modifications of the terms of these loans included reducing the interest rate, granting an interest only payment period, or extending the terms of the debt for customers experiencing financial difficulties. Of the five troubled debt restructurings reported at quarter end, three loans totaling $120,000 were on accrual status and two loans totaling $1.2 million were on non-accrual status.

There were no troubled debt restructurings that occurred during the three months ending March 31, 2019, and no troubled debt restructuring that occurred during the three months ending March 31, 2018.

Specific allocations of $50,000 and $46,000 were reported for troubled debt restructurings as of March 31, 2019 and March 31, 2018. No payment defaults or charge-offs were reported for troubled debt restructuring during  the three months ending March 31, 2019 and March 31, 2018.

The terms of certain other loans were modified during the three months ending March 31, 2019 and 2018 that did not meet the definition of a troubled debt restructuring. These loans modified during the three months ending March 31, 2019 have a total recorded investment of $16.0 million as of March 31, 2019. These loans modified during the three months ending March 31, 2018 had a total recorded investment of $8.7 million as of March 31, 2018. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be Pass rated loans.  All loans in all loan categories are assigned risk ratings.  Based on the most recent analyses performed, the risk category of loans by class of loans is as follows:

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial	$64,459	$—	$251	$—	$64,710
Commercial real estate:
Construction	41,186	—	—	—	41,186
Other	178,342	—	1,350	—	179,692
Residential real estate	88,974	—	87	—	89,061
Consumer:
Auto	837	—	—	—	837
Other	2,428	—	8	—	2,436
Total	$376,226	$—	$1,696	$—	$377,922

	(Dollars in Thousands)
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial	$60,961	$—	$590	$—	$61,551
Commercial real estate:
Construction	36,829	—	—	—	36,829
Other	179,419	—	1,381	—	180,800
Residential real estate	88,664	—	133	—	88,797
Consumer:
Auto	841	—	—	—	841
Other	2,719	—	7	—	2,726
Total	$369,433	$—	$2,111	$—	$371,544

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

Assets measured at fair value on a recurring basis:

	Fair Value Measurements at:
	(Dollars in Thousands)			(Dollars in Thousands)
	March 31, 2019			December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available-for-sale
U. S. government agencies and government sponsored entities	—	$7,963	—	—	$8,440	—
Agency mortgage-backed securities-residential	—	19,602	—	—	20,300	—
State and municipal	—	16,422	—	—	16,728	—
Trust preferred security	—	—	1,640	—	—	1,630
Corporate bonds	—	—	—	—	—	—
Total investment securities	$—	$43,987	$1,640	$—	$45,468	$1,630

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31:

	Trust Preferred Security
	2019	2018

Balance of recurring Level 3 assets at January 1	$1,630	$1,440
Total gains or (losses) for the period included in other comprehensive income	10	120
Balance of recurring Level 3 assets at March 31	$1,640	$1,560

There were no financial assets measured at fair value on a non-recurring basis as of March 31, 2019 or December 31, 2018.

There were no loans measured for impairment using the fair value of collateral dependent loans, no valuation allowance, and no resulting provision for loan losses as of March 31, 2019 or December 31, 2018.

There was no other real estate owned to measure at fair value at March 31, 2019 or December 31, 2018.  No write-downs of other real estate were taken in the quarters ending March 31, 2019 or March 31, 2018.

The carrying amount and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018 were as follows:

		Fair Value Measurements at
		March 31, 2019
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from financial institutions	$6,998	$6,998	$—	$—	$6,998
Federal funds sold and interest-bearing deposits in other financial institutions	17,337	17,337	—	—	17,337
Available-for-sale-securities	45,627	—	43,987	1,640	45,627
Loans, net of allowance	373,523	—	—	371,482	371,482
Loans held for sale	117	—	119	—	119
Accrued interest receivable	1,651	11	217	1,423	1,651
Federal Home Loan Bank stock	2,065	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$244,539	$244,539	$—	$—	$244,539
Time deposits	137,262	—	136,373	—	136,373
FHLB advances	30,000	—	29,965	—	29,965
Subordinated debentures	5,000	—	—	2,722	2,722
Accrued interest payable	421	20	344	57	421

		Fair Value Measurements at
		December 31, 2018
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and due from financial institutions	$8,875	$8,875	$—	$—	$8,875
Federal funds sold and interest-bearing deposits in other financial institutions	26,010	26,010	—	—	26,010
Available-for-sale-securities	47,098	—	45,468	1,630	47,098
Loans, net of allowance	367,171	—	—	364,862	364,862
Loans held for sale	269	—	274	—	274
Accrued interest receivable	1,683	13	255	1,415	1,683
Federal Home Loan Bank stock	2,065	—	—	—	N/A

Financial Liabilities
Demand and savings deposits	$247,768	$247,768	$—	$—	$247,768
Time deposits	140,841	—	138,869	—	138,869
FHLB advances	30,000	—	29,837	—	29,837
Subordinated debentures	5,000	—	—	2,722	2,722
Accrued interest payable	410	17	339	54	410

The methods and assumptions used to estimate fair value are described as follows:

(a)	Cash and Cash Equivalents: The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b)	Interest Bearing Deposits in Other Financial Institutions: Fair values are based on quoted market prices.

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

Note 6 - Earnings Per Share

Basic earnings per share have been computed by dividing net income available for common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share have been computed the same as basic earnings per share, and assumes the conversion of outstanding performance share units. The following table reconciles the basic and diluted earnings per share computations for the three months ended March 31, 2019 and 2018.

	(Income in Thousands)
	2019			2018
	Quarter ended March 31, 2019			Quarter ended March 31, 2018
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Net income	$1,119			$1,084
Basic earnings per share:	$1,119	2,539,597	$0.44	$1,084	2,526,377	$0.43

Effect of dilutive securities
Performance share units	—	3,340		—	14,993

Diluted earnings per share:
Net income available to common stockholders and assumed conversions	$1,119	2,542,937	$0.44	$1,084	2,541,370	$0.43

Note 7 - Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of March 31, 2019 and December 31, 2018, the Company and Citizens First Bank, Inc. met all capital adequacy requirements to which they are subject.

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

Under quantitative measures established by regulation to ensure capital adequacy, we are required to maintain minimum amounts and ratios of total Tier 1 capital to risk-weighted assets and to total assets. Interim Final Basel III rules require the Bank to maintain minimum amounts and ratios of common equity Tier I capital to risk-weighted assets. Under Basel III rules, the decision was made to opt-out of including accumulated other comprehensive income in computing regulatory capital. The rules also established a "capital conservation buffer" of 2.5%, to be phased in through January 1, 2019, above the new regulatory minimum risk-based capital ratios. The buffer is 2.5% as of March 31, 2019 and was 1.87% for 2018.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels.

Citizens First Bank, Inc.’s actual capital amounts and ratios (excluding capital conservation buffer) are presented in the following tables at the date indicated.

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets)	56,359	14.21%	31,731	8.00%	$39,664	10.00%

Tier I Capital (to risk-weighted assets)	51,960	13.10%	23,798	6.00%	31,731	8.00%

Common Equity Tier I Capital (to risk-weighted assets)	51,960	13.10%	17,849	4.50%	25,781	6.50%

Tier I Leverage Capital (to average assets)	51,960	11.17%	18,606	4.00%	23,257	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets)	55,115	14.03%	31,424	8.00%	$39,280	10.00%

Tier I Capital (to risk-weighted assets)	50,742	12.92%	23,568	6.00%	31,424	8.00%

Common Equity Tier I Capital (to risk-weighted assets)	50,742	12.92%	17,676	4.50%	25,532	6.50%

Tier I Leverage Capital (to average assets)	50,742	10.82%	18,764	4.00%	23,455	5.0%

(1)

With the capital conservation rules fully phased-in as of January 1, 2019, Basel III Capital Rules require banking organizations to maintain: a minimum ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”; a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer; a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer; and a minimum ratio of Tier 1 capital to adjusted average consolidated assets of at least 4.0%.

Note 8 - Leases

The Company has committed to rent premises used in business operations under non-cancelable operating leases and determines if an arrangement meets the definition of a lease upon inception.

The Company adopted the provisions of ASU 2016-02 (Topic 842) on January 1, 2019. Operating lease right-of-use (“ROU”) assets represent a right to use an underlying asset for the contractual lease term. Operating lease liabilities represent an obligation to make lease payments arising from the lease. Upon adoption, operating lease ROU assets totaling $1.9 million and operating lease liabilities totaling $1.9 million were recognized in our Unaudited Consolidated Balance Sheets for leases that existed at the adoption date, based on the present value of lease payments over the remaining lease term. Operating leases entered into after the adoption date will be recognized as an operating lease ROU asset and operating lease liability at the commencement date of the new lease.

The Corporation’s leases do not provide an implicit interest rate, therefore the Company used its incremental collateralized borrowing rates commensurate with the underlying lease terms to determine the present value of operating lease liabilities. The weighted average discount rate used to discount operating lease liabilities at March 31, 2019 was 1.04%.

Operating lease terms include options to extend when it is reasonably certain that the Corporation will exercise such options, determined on a lease-by-lease basis. As of March 31, 2019, the Corporation does not have any leases that have not yet commenced. At March 31, 2019, lease expiration dates ranged from 11 months to 6 years, with additional renewal options on certain leases for 5 years. At March 31, 2019, the weighted average remaining lease term for the Corporation’s operating leases was 5 years.

Rental expense for operating leases is recognized on a straight-line basis over the lease term and amounted to $98 thousand and $105 thousand, respectively, for the three months ended March 31, 2019 and 2018. Variable lease components, such as fair market value adjustments, are expensed as incurred and not included in ROU assets and operating lease liabilities.

The following table presents the minimum annual lease payments under the terms of these leases, inclusive of renewal options that the Corporation is reasonably certain to renew, at March 31, 2019:

(Dollars In
Thousands)
2019	$290
2020	394
2021	403
2022	293
2023	243
Thereafter	269
$1,892

Note 9 – Business Combination

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

The Company will hold a special meeting of its shareholders on June 25, 2019 to vote on the merger agreement. Completion of the transaction is subject to approval by regulatory authorities and the Company’s shareholders, as well as certain other closing conditions. The transaction is expected to be completed in the third quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of Citizens First Corporation (the “Company”) is included to provide the shareholders with an expanded narrative of our results of operations, changes in financial condition, liquidity and capital adequacy.  This narrative should be reviewed in conjunction with our consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Recently Issued Accounting Pronouncements

See Note 1 to the Unaudited Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

Results of Operations

For the quarter ended March 31, 2019, we reported net income of $1.12 million or $0.44 per diluted common share, compared to net income of $1.08 million, or $0.43 per diluted common share in the first quarter of 2018, an increase of $35,000 or 3.2%.  The increase in net income is attributable primarily to an increase in non-interest income of $22,000 and a reduction in income tax expense of $63,000. This was offset by a decrease in net interest income of $57,000 and an increase in non-interest expense of $23,000.

Our annualized return on average assets, defined as net income divided by average assets, was 0.97% for the quarter ended March 31, 2019, compared to 0.92% for the quarter ended March 31, 2018.  Our annualized return on average equity, defined as net income divided by average equity, was 9.00% for the quarter ended March 31, 2019, compared to 9.55% for the quarter ended March 31, 2018.

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

Net interest income for the quarter ended March 31, 2019 decreased $57,000, or 1.5%, compared to March 31, 2018. The Company’s net interest margin was 3.55% for the three months ended March 31, 2019 and March 31, 2018.

The following tables set forth for the quarter ended March 31, 2019 and 2018, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs.  Such yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

Average Consolidated Balance Sheets and Net Interest Analysis (Dollars in thousands)

	2019			2018
	Average	Income/	Average	Average	Income/	Average
Three months ended March 31,	Balance	Expense	Rate	Balance	Expense	Rate
Earning assets:
Federal funds sold	$1,556	$9	2.35%	$875	$3	—%
Interest-bearing deposits in other financial institutions	13,056	77	2.39%	14,479	59	1.65%
Available-for-sale securities (1)
Taxable	31,376	207	2.68%	30,144	168	2.26%
Nontaxable	14,870	112	3.05%	17,116	131	3.10%
Federal Home Loan Bank stock	2,065	31	6.09%	2,055	30	5.92%
Loans receivable (2)	378,524	4,744	5.08%	384,184	4,497	4.75%
Total interest earning assets	441,447	5,180	4.76%	448,853	4,888	4.42%
Non-interest earning assets	27,755			27,210
Total Assets	$469,202			$476,063

Interest-bearing liabilities:
NOW accounts	$134,884	$313	0.94%	$120,608	$172	0.58%
Money market accounts	33,037	$74	0.91%	$34,895	$63	0.73%
Savings accounts	22,468	9	0.16%	21,632	10	0.19%
Time deposits	139,344	680	1.98%	145,492	484	1.35%
Total interest-bearing deposits	329,733	1,076	1.32%	322,627	729	0.92%
Borrowings	30,000	182	2.46%	47,167	189	1.63%
Subordinated debentures	5,000	55	4.46%	5,000	42	3.41%
Total interest-bearing liabilities	364,733	1,313	1.46%	374,794	960	1.04%
Non-interest bearing deposits	51,378			52,990
Other liabilities	2,688			2,256
Total liabilities	418,799			430,040
Stockholders’ equity	50,403			46,023
Total Liabilities and Stockholders’ Equity	$469,202			$476,063
Net interest income		$3,867			$3,928

Net interest spread (1)			3.30%			3.38%
Net interest margin (1) (3)			3.55%			3.55%
Return on average assets ratio			0.97%			0.92%
Return on average equity ratio			9.00%			9.55%
Average equity to assets ratio			10.74%			9.67%

(1)	Income and yield stated at a tax equivalent basis for nontaxable securities using the marginal corporate Federal tax rate of 21.0% for 2019 and 2018.

(2)	Average loans include non-performing loans. Interest income includes interest and fees on loans, but does not include interest on loans on non-accrual.

(3)	Net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income for the three months ended March 31, 2019 and 2018. Information is provided with respect to (1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate) and (2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume).  Changes attributable to the combined input of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	(Dollars in Thousands)
	Three Months Ended March 31, 2019
	Vs. 2018
	Increase (Decrease) Due to
	Rate	Volume	Net
Interest-earning assets:
Federal funds sold	—	6	6
Interest-bearing deposits in other financial institutions	24	(6)	18
Available-for-sale securities:
Taxable	32	7	39
Nontaxable (1)	(2)	(17)	(19)
Federal Home Loan Bank stock	1	0	1
Loans, net	313	(66)	247
Total Net Change in income on interest-earning assets	368	(76)	292

Interest-bearing liabilities:
NOW Accounts	121	20	141
Money market accounts	14	(3)	11
Savings accounts	(1)	0	(1)
Time deposits	216	(20)	196
FHLB and other borrowings	62	(69)	(7)
Subordinated debentures	13	—	13
Total Net Change in expense on interest-earning liabilities	425	(72)	353
Net change in net interest income	(57)	(4)	(61)
Percentage Change	92.8%	7.2%	100.0%

(1)	Income stated at a fully tax equivalent basis using the marginal corporate Federal tax rate of 21.0% for 2019 and 2018.

Provision for Loan Losses

There was no provision for loan losses in the first quarter of 2019 compared to a $30,000 provision for loan losses in the first quarter of 2018.

Non-Interest Income

Non-interest income for the three months ended March 31, 2019 increased $22,000, or 2.7%, compared to the three months ended March 31, 2018, primarily due to an increase in gains on sale of mortgage loans of $30,000, and an increase in lease income of $31,000, partially offset by a decrease in service charges on deposit accounts of $38,000.

Non-Interest Expense

Non-interest expense for the three months ended March 31, 2019 increased $23,000, or 0.7%, compared to the three months ended March 31, 2018, primarily due to an increase in professional fees of $90,000 and an increase in data processing expense of $15,000, offset by a decrease in personnel expense of $37,000 and decrease in other operating expenses of $25,000.

Income Taxes

Income tax expense was calculated using our expected effective rate for 2019 and 2018.  We have recognized deferred tax liabilities and assets to show the tax effects of differences between the financial statement and tax bases of assets and liabilities.  Our statutory federal tax rate was 21.0% for 2018 and 2019. The effective tax rate was 14% for the first quarter of 2019 and 19% for the same period in 2018. The difference between the statutory and effective rates are impacted by such factors as income from tax-exempt loans, tax-exempt income on state and municipal securities, income on bank owned life insurance and equity-based compensation.

The Company had state net operating loss carryforwards (NOLs) of approximately $8 million at March 31, 2019.  In April 2019, tax legislation was enacted in Kentucky which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 that will include the Bank.

The Company estimates that based on the default combined filing requirement, a state NOL tax benefit, net of federal impact, of $317,000 would be recognized in the second quarter of 2019.

Balance Sheet Review

Overview

Total assets at March 31, 2019 were $472.1 million, a decrease of $3.9 million, or 0.8%, from $476.0 million at December 31, 2018.  Average assets during the first quarter of 2019 were $469.2 million, a decrease of 1.4%, or $6.9 million, from $476.1 million in the first quarter of 2018.  Average interest earning assets increased 1.7%, or $7.5 million, from $448.9 million in the first quarter of 2018 to $441.4 million in the first quarter of 2019.

Loans

Loans increased $6.4 million, or 1.7%, from $371.5 million at December 31, 2018 to $ 377.9 million at March 31, 2019.  Total loans averaged $378.5 million the first quarter of 2019, compared to $384.2 million the first quarter of 2018, a decrease of $5.7 million, or 1.5%.  We experienced an increase in the commercial and agricultural, commercial real estate, and residential real estate portfolios during the first three months of the year compared to December 31, 2018. The following table presents a summary of the loan portfolio by category:

	(Dollars in Thousands)
	March 31, 2019		December 31, 2018
		% of Total		% of Total
		Loans		Loans
Commercial and agricultural	$64,710	17.12%	$61,551	16.57%
Commercial real estate	220,878	58.44%	217,629	58.57%
Residential real estate	89,061	23.57%	88,797	23.90%
Consumer	3,273	0.87%	3,567	0.96%
	$377,922	100.00%	$371,544	100.00%

The majority of our loans are to customers located in south central Kentucky and central Tennessee. As of March 31, 2019, our twenty largest credit relationships (which could involve more than a single borrower) consisted of loans and loan commitments ranging from $4.7 million to $13.2 million.  The aggregate amount of these credit relationships was $113.6 million, with total commitments of $130.6 million. As of December 31, 2018, our twenty largest credit relationships consisted of loans and loan commitments ranging from $4.7 million to $14.7 million.  The aggregate amount of these credit relationships was $107.3 million, with total commitments of $123.6 million.

Our lending activities are subject to a variety of lending limits imposed by state and federal law.  Citizens First Bank’s secured legal lending limit to a single borrower was approximately $12.5 million at March 31, 2019 and December 31, 2018.

As of March 31, 2019, we had $16.9 million of participations in loans purchased from, and $12.1 million of participations in loans sold to, other banks. As of December 31, 2018, we had $17.2 million of participations in loans purchased from, and $12.3 million of participations in loans sold to, other banks.

The following table sets forth the maturity distribution of the loan portfolio as of March 31, 2019.  Maturities are based on contractual terms. Our policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

	(Dollars in Thousands)
		After One but
Loan Maturities	Within One	Within Five	After Five
as of March 31, 2019	Year	Years	Years	Total
Commercial and agricultural	$22,437	$34,572	$7,701	$64,710
Commercial real estate	36,965	126,123	57,790	220,878
Residential real estate	9,240	41,041	38,780	89,061
Consumer	807	2,423	43	3,273
Total	$69,449	$204,159	$104,314	$377,922

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

	(Dollars in Thousands)
	March 31, 2019		December 31, 2018
	Amount	% of Loans in Each Category to Total Loans	Amount	% of Loans in Each Category to Total Loans
Commercial and agricultural	$669	17.12%	592	16.57%
Commercial real estate	3,072	58.44%	3,122	58.57%
Residential real estate loans	617	23.57%	611	23.90%
Consumer and other loans	9	0.87%	9	0.96%
Unallocated	32	0.00%	39	0.00%
Total allowance for loan losses	$4,399	100.00%	$4,373	100.00%

We maintain a modest unallocated amount in the allowance to assist in mitigating inherent risk that cannot be quantitatively or qualitatively determined, including, but not limited to, new loan products and new markets for which insufficient history exists for a robust analysis.  Allocations on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience. The unallocated portion of the allowance was $32,000 at March 31, 2019 and $39,000 at December 31, 2018.

The following table sets forth selected asset quality measurements and ratios for the periods indicated:

	(Dollars in Thousands)
	March 31, 2019	December 31, 2018
Non-accrual loans	$87	$96
Loans 90+ days past due/accruing	—	—
Restructured loans on non-accrual	1,183	1,202
Total non-performing loans	1,270	1,298
Other real estate owned	—	—
Total non-performing assets	$1,270	$1,298

Non-performing loans to total loans	0.34%	0.35%
Non-performing assets to total assets	0.27%	0.27%
Net charge-offs (recoveries) YTD	$(27)	$511
Net charge-offs (recoveries) YTD to average YTD total loans, annualized	(0.03)%	0.13%
Allowance for loan losses to non-performing loans	346.53%	336.90%
Allowance for loan losses to total loans	1.16%	1.18%

Non-performing assets totaled $1.3 million at March 31, 2019 and December 31, 2018. Payoffs and paydowns totaling $66,000 were made during the first quarter with no non-performing loans charged off. Increases in non-performing assets included the addition of a $37,000 residential real estate loan.

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

Securities

Our securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk.  Our portfolio also provides us with securities to pledge as required collateral for certain governmental deposits and borrowed funds

The investment securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, tax-exempt securities of states and political subdivisions, taxable municipal securities, and a trust preferred security. The purchase of nontaxable obligations of states and political subdivisions is a part of managing our effective tax rate, but will have less of an effect in future years due to recent tax law changes. Securities are all classified as available-for-sale, and averaged $46.2 million for the first three months of 2019, compared to $47.2 million for 2018.

The tables below present the maturities and yield characteristics of securities as of March 31, 2019 and December 31, 2018.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
March 31, 2019	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$3	$2,288	$5,634	$—	$7,925	$7,963
Agency mortgage-backed securities: (1)	—	19,655	—	—	19,655	19,602
Municipal securities	2,655	6,130	4,878	2,710	16,373	16,422
Trust preferred security	—	—	—	1,894	1,894	1,640
Total available-for-sale securities	$2,658	$28,073	$10,512	$4,604	$45,847	$45,627

Percent of total	5.80%	61.23%	22.93%	10.04%	100.00%

Weighted average yield(2)	2.15%	2.58%	3.20%	4.02%	2.85%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on March 2019 prepayment projections.

(2)	The weighted average yields are based on amortized cost and municipal securities are calculated on a full tax- equivalent basis.

	(Dollars in Thousands)
		Over	Over
		One Year	Five Years
	One Year or	Through	Through	Over Ten	Total
December 31, 2018	Less	Five Years	Ten Years	Years	Maturities	Fair Value
U.S. Government agencies	$56	$2,495	$5,978	$—	$8,529	$8,440
Agency mortgage-backed securities: (1)	—	19,287	1,353	—	20,640	20,300
Municipal securities	2,573	6,680	4,882	2,731	16,866	16,728
Trust preferred security	—	—	—	1,893	1,893	1,630
Total available-for-sale securities	$2,629	$28,462	$12,213	$4,624	$47,928	$47,098

Percent of total	5.49%	59.38%	25.48%	9.65%	100.00%

Weighted average yield(2)	2.17%	2.56%	3.11%	3.86%	2.81%

(1)	Agency mortgage‑backed securities (residential) are grouped into average lives based on December 2018 prepayment projections.

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

Deposits

Our primary funding source for lending and investment activities results from customer deposits.  Deposits at March 31, 2019 were $381.8 million, a decrease of $6.8 million, or 1.7%, compared to $388.6 million at December 31, 2018. Total deposits averaged $381.1 million the first quarter of 2019, an increase of $5.5 million, or 1.5%, compared to $375.6 million during the first quarter of 2018.  Time deposits that meets or exceed the FDIC insurance limit of $250,000 were $13.1 million and $11.0 million at March 31, 2019 and December 31, 2018, respectively.

We utilize brokered certificates of deposit and will continue to utilize these sources for deposits when they can be cost-effective.  There were $11.7 million in brokered deposits at March 31, 2019, compared to $14.8 million at December 31, 2018. We also utilize a deposit listing service to obtain additional deposits totaling $5.1 million at March 31, 2019, compared to $8.4 million at December 31, 2018.

The scheduled maturities or next repricing dates of time deposits as of March 31, 2019 were as follows:

(Dollars in Thousands)
March 31, 2019
Three months or less	$10,629
Over three through twelve months	76,154
Over one year through three years	38,020
Over three years	12,459
Total	$137,262

Borrowings

FHLB Advances. We obtain advances from the Federal Home Bank of Cincinnati (FHLB) for funding and liability management.  These advances are collateralized by a blanket agreement of eligible 1-4 family residential mortgage loans and eligible commercial real estate. Total advances as of March 31, 2019 were $30.0 million compared to $30.0 million at December 31, 2018. Rates vary based on the term to repayment, and are summarized below as of March 31, 2019:

			(Dollars in Thousands)
Type	Maturity	Rate	Amount
Fixed	May 24, 2019	1.72%	3,000
Fixed	September 11, 2019	1.57%	4,000
Fixed	December 27, 2019	2.70%	5,000
Fixed	March 27, 2020	2.95%	7,000
Fixed	April 24, 2020	2.70%	3,000
Fixed	July 17, 2020	2.34%	5,000
Fixed	January 15, 2021	1.88%	3,000
			$30,000

With our available collateral and the Company’s current holding of FHLB stock, we are eligible to borrow an additional $47.0 million from the FHLB as of March 31, 2019 compared to $44.7 million at December 31, 2018.

Other Borrowings. At March 31, 2019, we had established Federal Funds lines of credit totaling $18.8 million with three correspondent banks.  No amounts were drawn as of March 31, 2019 or December 31, 2018.

We issued $5.0 million in subordinated debentures in October, 2006.  These trust preferred securities bear an interest rate, which reprices each calendar quarter, of 165 basis points over 3-month LIBOR (London Inter Bank Offering Rate).  Our rate as of March 31, 2019 was 4.45%.  The subordinated debentures may be included with tier 1 capital (with certain limitations) under current regulatory guidelines.

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

Capital

Stockholders’ equity increased to $51.4 million at March 31, 2019 from $50.0 million at December 31, 2018.  The book value per common share improved to $20.18 at March 31, 2019 compared to $19.71 at December 31, 2018.  The Company declared and paid a quarterly common dividend of $0.07 per share during the first quarter of 2019 and $0.06 per share during the first quarter of 2018. Subsequently, the Company declared a quarterly common dividend of $0.07 per share in April, 2019 to be paid in May, 2019.

We are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks, (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The rules established a "capital conservation buffer" of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios. The buffer as of March 31, 2019 is 2.5%.  The buffer could limit the payment of dividends and discretionary bonuses to officers if a bank fails to maintain required capital levels. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. We believe as of March 31, 2019 and December 31, 2018, the Company and the Bank met all capital adequacy requirements to which it is subject.

Our capital ratios, calculated in accordance with regulatory guidelines, were as follows:

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets)	56,359	14.21%	31,731	8.00%	$39,664	10.00%

Tier I Capital (to risk-weighted assets)	51,960	13.10%	23,798	6.00%	31,731	8.00%

Common Equity Tier I Capital (to risk-weighted assets)	51,960	13.10%	17,849	4.50%	25,781	6.50%

Tier I Leverage Capital (to average assets)	51,960	11.17%	18,606	4.00%	23,257	5.0%

	(Dollars in Thousands)
					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes (1)		Action Provisions
December 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets)	55,115	14.03%	31,424	8.00%	$39,280	10.00%

Tier I Capital (to risk-weighted assets)	50,742	12.92%	23,568	6.00%	31,424	8.00%

Common Equity Tier I Capital (to risk-weighted assets)	50,742	12.92%	17,676	4.50%	25,532	6.50%

Tier I Leverage Capital (to average assets)	50,742	10.82%	18,764	4.00%	23,455	5.0%

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

At March 31, 2019, the model indicated that if rates were to increase by 200 basis points during the remainder of the calendar year, then net interest income would increase 11.57% over the next twelve months.  The model indicated that if rates were to decrease by 200 basis points over the same period, then net interest income would decrease 10.90%.  The table below notes the projected changes in net interest income as indicated by the model for increases in rates up to 400 basis points and decreases in rates to 200 basis points.

Projections for: Apr 2019 - Mar 2020

Projected		Net Interest Income
Interest Rate		$ Change From	% Change From
Change	Estimated Value	Base	Base
+400	$19,695	$3,196	19.37%
+300	19,129	2,630	15.94%
+200	18,407	1,908	11.57%
Base	16,499	—	—%
-200	14,700	(1,799)	(10.90)%

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

There was no change in our internal controls over financial reporting that occurred during the quarter ending March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, nor were there any material weaknesses in the controls which required corrective action.

PART II-OTHER INFORMATION

Item 6. Exhibits

EXHIBIT INDEX

2.0

Agreement and Plan of Reorganization dated February 21, 2019, by and among Citizens First Corporation, Citizens First Bank, Inc., German American Bancorp, Inc. and German American Bank (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

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

10.1

First Amendment to Employment Agreement between Citizens First Corporation and M. Todd Kanipe dated February 21, 2019 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

10.2

First Amendment to Employment Agreement between Citizens First Corporation and Steve Marcum dated February 21, 2019 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

10.3

First Amendment to Employment Agreement between Citizens First Corporation and Marc Lively dated February 21, 2019 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

10.4

Success Bonus Agreement between Citizens First Corporation and M. Todd Kanipe dated February 21, 2019 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

10.5

Success Bonus Agreement between Citizens First Corporation and Steve Marcum dated February 21, 2019 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

10.6

Success Bonus Agreement between Citizens First Corporation and Marc Lively dated February 21, 2019 (incorporated by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed February 22, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101

Interactive data files: (i) Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iv) the Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 and March 31, 2018, (v) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018, and (vi) Notes to Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIZENS FIRST CORPORATION

Date: May 9, 2019	/s/M. Todd Kanipe
M. Todd Kanipe
President and Chief Executive Officer

Date: May 9, 2019	/s/ J. Steven Marcum
J. Steven Marcum
Executive Vice President and Chief Financial Officer